Form 10-K
period 1995-12-31
NORTECH SYSTEMS INC
filed 1996-03-29
CIK 722313

FORM 10-K

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.  C.    20549

(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number   0-13257

                                NORTECH SYSTEMS INCORPORATED
               (Exact name of registrant as specified in its chapter)

            Minnesota                                            41-16810894
(State or other jurisdiction of                           (I. R. S.  Employer
  incorporation or organization)                         Identification No.)

            641 East Lake St.,  Suite 234 Wayzata,  MN           55391
        (Address of principal executive offices)               (Zip code)

Registrant's telephone No.,  including area code:            (612)  473-4102

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock,  $.01 per share par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES        X                                                NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best ofregistrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based upon the $6.625 per share average of the closing bid and asked prices, respectively, on March 15, 1996 for the shares of common stock of the Company, the aggregate market value of the Company's common stock held by non-affiliates as of such date was $9,145,587.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES             X                                     NO



As of March 15, 1996 there were 2,450,863 shares of the Company's $.01 per share par value common stock outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of the Annual Report on Form 10-K:

Parts of Annual Report                   Documents Incorporated
    on Form 10-K                            by Reference

Part III

        Item 10                          Reference is made to the
             11                          Registrant's proxy statements to be
             12                          used in connection with the 1995
                                         Annual Shareholders' meeting and
                                         filed with the Securities and
                                         Exchange Commission
                                         no later than April 30,1996.















(The remainder of this page was intentionally left blank)