Form 10-K405/A
period 1995-12-31
NORTECH SYSTEMS INC
filed 1996-04-25
CIK 722313

                                     FORM 10-K

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
                              ------------    -------------


Commission file number   0-13257
                         -------

                             NORTECH SYSTEMS INCORPORATED
                             ----------------------------
                (Exact name of registrant as specified in its chapter)

            Minnesota                                   41-16810894
   ------------------------------                       ------------
   (State or other jurisdiction of                      (I. R. S. Employer
   incorporation or organization)                       Identification No.)

             641 East Lake St.,  Suite 234 Wayzata,  MN     55391
             ------------------------------------------     -----
             (Address of principal executive offices)      (Zip code)

Registrant's telephone No., including area code:  (612) 473-4102

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

YES       X                          NO
    ------------                        --------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based upon the $6.625 per share average of the closing bid and asked prices, respectively, on March 15, 1996 for the shares of common stock of the Company, the aggregate market value of the Company's common stock held by non-affiliates as of such date was $9,145,587.

                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES       X                          NO
    ------------                        --------------

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

                         DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of the Annual Report on Form 10-K:

Parts of Annual Report                           Documents Incorporated
  on Form 10-K                                   by Reference

Part III

     Item 10                                     Reference is made to the
          11                                     Registrant's proxy statements
          12                                     to be used in connection with
                                                 the 1995 Annual Shareholders'
                                                 meeting and filed with the
                                                 Securities and Exchange
                                                 Commission no later than April
                                                 30,1996.





(The remainder of this page was intentionally left blank)

                            NORTECH SYSTEMS INCORPORATED
                              ANNUAL REPORT ON FORM 10-K
                         FOR THE YEAR ENDED DECEMBER 31, 1995

                                        INDEX

                                                                        PAGE
PART I

Item 1.   Business                                                         5- 9

Item 2.   Properties                                                       9-10

Item 3.   Legal Proceedings                                                  10

Item 4.   Submission of Matters to a Vote of Security Holders                10

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                             10-11

Item 6.   Selected Financial Data                                            12

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             13-14

Item 8.   Consolidated Financial Statements                               15-35

Item 9.   Changes in and Disagreements on Accounting and
          Financial Disclosure                                               36

PART III

Item 10.  Directors and Executive Officers of the Registrant                 36

Item 11.  Executive Compensation                                             36

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                     36

Item 13.  Certain Relationships and Related Transactions                     36

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports
          on Form 8-K                                                     37-39

Signatures                                                                   40

                                     PART   I
ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Nortech Systems Incorporated (the "Company") is a Minnesota corporation organized in December 1990. Prior to December 1990, the Company operated as DSC Nortech, Inc., which filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code during 1990. The business and assets of DSC Nortech, Inc., were transferred to Nortech Systems Incorporated during 1990.
The Company's headquarters are in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. The Company's main manufacturing facility is located in Bemidji, Minnesota, with additional manufacturing and engineering support locations in Fairmont, Minnesota, Plymouth, Minnesota and Augusta, Wisconsin. The Company manufactures wire harnesses, cables, and electromechanical assemblies as well as large-screen, high resolution video monitors for radar, document and medical
imaging.   The Company provides a full "turnkey" contract manufacturing service to its customers. All products are built to the customer's design specifications. Nortech Medical Services, Inc., its wholly owned subsidiary, provides service bureau and office management services to physicians and clinics throughout Minnesota.

The Company believes it provides a high degree of manufacturing sophistication. This includes the use of statistical process control to insure product quality, state-of-the-art materials, management techniques allowing just-in-time (JIT) delivery of products, and the systems necessary to effectively manage the business. This level of sophistication enables the Company to attract major original equipment manufacturers (OEM).

The strategy of the Company in that regard has been to expand its customer base, and has added several new customers from various industries; including
Companies engaged in the production of medical products, super computers, mid-size and micro computer business systems, defense industry product and industrial products. The Company strategy is to develop a customer base spanning several industry segments to avoid the affects of fluctuations within a given industry. Some of the Company's major customers are Cray Research, G.E. Medical Systems and OTC, a division of SPX Corporation.

The Company believes that contract manufacturing will continue to grow and expand in the United States because contract manufacturing provides OEMs with the domestic equivalent of off-shore sourcing without the associated logistical problems. The contract manufacturer can provide an OEM with a quality product at a price well below that available in the OEM's own facility. This is due primarily to the specialization available through the contract manufacturer and the significantly lower overhead costs.

In 1991, the Company acquired all of the common stock of SMR Computer Services, Inc. The Company, through its subsidiary (currently named Nortech Medical Services, Inc.), also provides service bureau and office management services to physicians.

In March 1995, the Company acquired all of the assets of Monitor Technology Corporation, consisting of inventory, accounts receivable, equipment and other assets. The Company has continued the business of Monitor which is the manufacturing of large-screen, high resolution video monitors for radar, document and medical imaging. In addition, this division provides repair services on internally and externally produced monitors.

In August 1995, the Company acquired all the assets of the Aerospace Division of Communication Cable, Inc. The Company has continued the business formally conducted by Aerospace which involves the manufacturing of custom designed, high-technology electronic cable assemblies for various applications.

Since the Company's inception, substantially all revenues generated have been directly related to the contract manufacturing industry. Therefore, segmented financial information is not included in this report.

MARKETING AND SALES

BUSINESS STRATEGY.
The Company believes the electronic manufacturing sub-contracting business is emerging from a small job shop oriented business into a dynamic, high technology electronics industry. The first market segment the Company has entered is the wire harness and cable assemblies market. The Company intends to expand from this market segment into complete electromechanical assemblies. Many companies no longer perform this type of work on a captive, in-house basis, as they are finding that independent subcontractors can more cost effectively perform this specialized work.

As part of the Company's commitment to quality, the Bemidji location became ISO 9002 Certified in July 1995. The Company believes this certification will benefit its current customer base as well as attract new business opportunities.

The Company will continue it's commitment to quality, cost effectiveness and responsiveness to customer requirements. To achieve these objectives, the Company will provide complete manufacturing services to customers, from the procurement of materials to the manufacturing, testing and shipping of products. The Company will continue its efforts to diversify its customer base and expand into other segments of the electronic manufacturing subcontract business.

MARKETING.
The Company is continuing to concentrate its marketing activities in the medical, industrial and military manufacturing industries. The emphasis continues to be on mature companies which require a contract manufacturer with a high degree of manufacturing and quality sophistication, including statistical process control (SPC) and statistical quality control (SQC) and statistical quality control (SQC). The Company has initiated efforts to expand its markets beyond the Upper Midwest Area, which presently extends east to the Ohio/Michigan area, south to Missouri, and west to Colorado. New market opportunities that are being pursued are in the Southeast, the Northeast, the Far West, the Southwest and north into Canada. The Company markets its products and services thought manufacturers' representatives. The Company's marketing strategy emphasizes the sophistication of its manufacturing services. The basic systems, procedures, and disciplines normally associated with a mature corporate environment are in place. All the Company's employees are well trained in SPC and SQC. Because of the Bemidji facility's rural location, costs can be minimized and its level of manufacturing sophistication can be offered at a competitive price.

SOURCES AND AVAILABILITY OF MATERIALS

The Company is not dependent on any one supplier for materials for products sold to customers. Components utilized in the assembly of wire harnesses, cable assemblies and printed circuit assemblies are purchased directly from the component manufacturers or from their distributors. On occasion some components may be placed on a stringent allocation basis; however, due to the excess manufacturing capacity currently available at most component manufacturers, the Company does not anticipate any major material purchasing or availability problems occurring in the foreseeable future.

PATENTS AND LICENSES

The Company is not presently dependent on a proprietary product requiring licensing, patent, copyright or trademark protection. There are no revenues derived from service-related business for which patents, licenses, copyrights, and trademark protection are necessary for successful operations.

COMPETITION

The contract manufacturing industry is characterized by competition among a variety of sources, including small closely-held companies, larger full-service manufacturers, company-owned facilities and foreign competitors. The Company does not believe that the smaller operations are significant competitors as they do not seem to have the capabilities required by target customers of the Company. The Company also believes that foreign competitors do not provide a substantial competitive threat because the cable and wire harness industry involves a high weight-to-cost ratio. Consequently, shipping and transportation costs decrease the ability of foreign manufacturers to compete in this market segment. Further, off-shore production cannot effectively meet the requirements of just-in-time inventory management techniques presently being implemented by many major target customers. Therefore, the Company's principal competitors are larger full-service manufacturers, many of which have substantially far greater assets and capital resources than are available to the Company and are better financed than the Company.

The Company will continue to pursue marketing opportunities in the Upper Midwest. Although there presently are no dominant contract manufacturers in the wire harness and cable assembly business in the Upper Midwest, there are several established competitors. The Company expects its major competition to come from Americable, Technical Services, Inc. and Waters Instruments, Inc., all of which are located on Minnesota. Each of these companies specializes in molded cables or wire assemblies and has sufficient manufacturing capabilities to offer a significant competitive challenge to the Company's operations. The principal competitive factors in the contract manufacturing industry are price, quality and responsive service. The Company believes that it can compete favorably in the market segments to which it sells.

BACKLOG

Historically, the Company's backlog has been running 60 to 90 days, depending on the customer. However, because of the increased emphasis on just-in-time manufacturing (JIT), many of the Company's major customers are taking advantage of the Company's ability to service them adequately under the JIT concept. Additionally, because of the Company's quality history with customers, many products now go directly from the Company's shipping dock to the customer's production line.

The Company's 90 day order backlog was approximately $3,281,641 on December 31, 1994 and approximately $4,513,000 on December 31, 1995.

MAJOR CUSTOMERS

The Company sells its products to companies in the computer, medical, governmental and various other industries. Historically, the Company has not experienced significant losses related to the receivables from customers in any particular industry or geographic area.

Three customers, G.E. Medical Systems, Cray Research and OTC, a division of SPX Corporation, accounted for approximately 24.1%, 16.6% and 11.8% of sales, respectively, for the year ended December 31, 1995. G.E. Medical Systems accounted for approximately 10.4% of accounts receivable at December 31, 1995.

Three customers, Cray Research, G.E. Medical Systems and Unisys Corporations, accounted for approximately 26.8%, 24.5% and 20.2% of sales, respectively, for the year ended December 31, 1994. G.E. Medical Systems, Cray Research and OTC, a division of SPX Corporation, accounted for approximately 29.8%, 20.5% and 11.3% of accounts receivable, respectively, at December 31, 1994.

Two customers, Cray Research and G.E. Medical Systems, accounted for approximately 33.5% and 27.3% of sales, respectively, for the year ended December 31, 1993.

RESEARCH AND DEVELOPMENT

The Company expended $124,919 on Company-sponsored research and development in 1995. This research is related to the development of large-screen, high
resolution video monitors for the imaging division.   In 1994 and 1993, no funds
were expended on Company-sponsored research.

COMPLIANCE WITH ENVIRONMENTAL PROVISIONS

Management believes that its manufacturing facilities are currently operating under compliance with local, state, and federal environmental laws. Any environmental-oriented equipment is capitalized and depreciated over a seven-year period. The annualized depreciation expense for this type of environmental equipment on a Company-wide basis is insignificant.

EMPLOYEES

The Company has 288 full-time and 83 part-time employees as of March 1, 1996, consisting of 348 employees in manufacturing, manufacturing product support and medical support services and 23 in general administration.


ITEM 2. PROPERTIES

The Company's headquarters consist of approximately 2,900 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota. Such facilities now are leased on a month-to-month basis. The Company believes its Wayzata facilities are now adequate and will be adequate in the foreseeable future for its headquarters. However, should the Company need other or
additional space, it believes such facilities are readily available.   The
Company owns its Bemidji, Minnesota facility consisting of eight acres of land and 60,000 spare feet of office and manufacturing space and leases another 8000 square feet of manufacturing and office space in Augusta, Wisconsin.

The Company's imaging division operates from a facility located in Plymouth,
Minnesota.   The building contains approximately 22,800 square feet and is leased for a term that terminates on May 31, 2000. The Company has an option to extend the lease for an additional five-year term. The Company believes that this facility is adequate for its operations and will be adequate in the foreseeable future for such operations.

The Company also owns three buildings which contain approximately 46,900 square feet and are located in Fairmont, Minnesota, which are used for the manufacturing of the Company's custom designed, high-technology electronic cable assemblies. The Company believes that these buildings are adequate and will be adequate in the foreseeable future for this portion of the Company's business.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol NSYS. Prior to October 11, 1995, the stock was traded on the NASDAQ Small Cap Market.

The high and low bid quotations for the Company's Common Stock for each quarterly period within the two most recent years were as follows:


         Quarter Ended:            Low                 High
         --------------            ---                 ----
         March 31, 1994           $5.000              $5.750
         June 30, 1994            $4.000              $4.750
         September 30, 1994       $3.750              $4.500
         December 31, 1994        $3.000              $3.750

         March 31, 1995           $3.000              $4.000
         June 30, 1995            $3.000              $4.250
         September 30, 1995       $3.250              $6.000
         December 31, 1995        $4.750              $8.500


The low and high quotations set forth above were furnished by NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

As of March 15, 1996, there were approximately 1,459 holders of shares of the Company's Common Stock. The Company has never paid a cash dividend on shares of its Common Stock and does not intend to pay cash dividends in the foreseeable future.








(The remainder of this page left intentionally blank.)

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

ITEM 6.  SELECTED FINANCIAL DATA


                                                                  FOR THE YEARS ENDED:
                                                                  --------------------
                             Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993       Dec. 31, 1992       Dec. 31, 1991
                             -------------       -------------       -------------       -------------       -------------
Sales                          18,305,928          12,820,709          11,705,833           7,299,916           6,052,996

Income (Loss) From
Continuing Operations           1,331,924           1,183,406           1,042,556             636,723             530,413

Income (Loss) Per
Common Share From
Continuing Operations             0.55                0.54                0.47                0.28                0.24


Total Assets                   13,223,064           6,647,897           6,553,291           5,284,001           2,974,806

Total Long-Term
Debt                            3,768,685             746,755             858,437             977,635           1,012,942


Note: For additional selected Financial Data (Past two years by quarter information) See note 13 of the Consolidated Financial Statement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS, YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

REVENUES.
For the years ended December 31, 1995, and 1994 the Company had sales of $18,305,928 and $12,820,709 respectively. The increase of $5,485,219, or 42.8%
resulted primarily from increased sales to the medical and automotive industries offset by the reduced sales to the mid-sized computer industries as well as increased revenues from the newly acquired divisions. For the year ended
December 31, 1993 the Company had sales of $11,705,833.   The approximate 9.5%
increase in sales in 1994 was attributable to an increase in sales in the mid-sized computer industry.

GROSS PROFIT.
The Company had gross profit of $3,764,840 in 1995, $2,598,569 in 1994 and $2,385,016 in 1993. Gross profits as a percentage of gross sales were 20.6% in 1995, 20.3% in 1994 and 20.4% in 1993. The increase in gross profit from 1994 to 1995 as due to increased sales levels and acquisition activity in 1995.

SELLING, GENERAL, AND ADMINISTRATIVE.
Selling, general, and administrative expenses were $2,280,105 in 1995, $1,647,797 in 1994, and $1,546,971 in 1993. The increase from 1994 to 1995 reflects increased selling, general and administrative expenses associated with the acquisition of two additional divisions. The increase from 1993 to 1994 reflects increased selling expense due to increased revenue levels.

MISCELLANEOUS INCOME.
Miscellaneous income was $177,967 in 1995, $86,307 in 1994, and $71,030 in 1993.
The miscellaneous income resulted primarily from charges for miscellaneous services.

INTEREST EXPENSE.
Interest expense was  $240,562 in 1995, $117,835 in 1994, and $124,887 in 1993.
The increased expense for 1995 is due to the increased debt from acquired operations.

INCOME TAXES.
Tax expense was not recorded in 1995 because of additional net operating loss carryforwards (NOL's) of approximately $2,504,000 which were recognized because of final tax regulations. The regulations clarified that tax carryforwards attributes in a Chapter 11 bankruptcy prior to December 31, 1993 where stock was issued for debt, need not be reduced by cancellation income. The tax benefit of approximately $851,000 created by additional NOL's was partially offset by a $300,000 increase in the deferred tax valuation allowance.

Realization of the deferred tax asset is dependent upon the Company generating sufficient taxable earnings in future periods. In determining that realization of the deferred tax asset is more likely than not, the Company gave consideration to recent earnings history, its expectation for taxable earnings in the future and the expiration dates associated with tax carryforwards.

Tax benefits of $245,794 and $241,206 were recorded in 1994 and 1993 due to the reduction in the deferred tax valuation allowance of $600,000 and $540,000, respectively, due to the realization of net operating loss carryforwards.

NET INCOME.
The Company's net income in 1995 was $1,331,924 or .55 per common share. The Company's net income in 1994 was $1,183,406 or $.54 per common share. The Company's net income in 1993 was $1,042,556 or $.47 per common share.

The Company believes that the effect of inflation on past operations has not been significant and anticipates that inflation will not have a significant impact on future operations.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital improved from $2,922,773 as of December 31, 1994 to $5,279,509 as of December 31, 1995. Stockholders equity increased from $4,720,503 as of December 31, 1994 to $6,036,166 as of December 31, 1995 due to
the Company's 1995 net income and the issuance of common stock due to the exercise of stock options and gainsharing distributions. The Company's liquidity and capital resources have improved substantially, and the Company believes that its' future financial requirements can be met with funds generated from the operating activities and from the Company's operating line of credit.

In March 1995, the Company completed the net asset purchase of Monitor Technology Corporation. This division of the Company designs and builds high and ultra-high resolution CRT monitors for radar, document and medical imaging. In addition, they provide repair services on internally and externally produced monitors.

In August 1995, the Company acquired all the assets of the Aerospace Division of Communication Cable, Inc. The Company has continued the business formally conducted by Aerospace which involves the manufacturing of custom-designed, high-technology electronic cable assemblies for various applications.

These acquisitions are expected to positively impact future operations and enhance the financial condition of the Company over time. However, there are no guarantees of future performance.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                                                                        PAGE
                                                                        ----
Independent Auditor's Report of :
    Larson, Allen, Weishair & Co., LLP                                    16

Consolidated Financial Statements:

    Consolidated Balance Sheets at December 31, 1995 and 1994.            17

    Consolidated Statements of Income for the years ended
    December 31, 1995, 1994 and 1993.                                     18


    Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1995, 1994 and 1993.                               19

    Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1994 and 1993.                                  20-21


    Notes to Consolidated Financial Statements                         22-35






(The remainder of this page was intentionally left blank.)

                                                              LARSON
                                                              ALLEN
                                                      [LOGO]  WEISHAIR
                                                              & CO.

                                                   CERTIFIED PUBLIC ACCOUNTANTS








                             INDEPENDENT AUDITOR'S REPORT



Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota


We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiary as of December 31, 1995 -and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These:consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perforrn the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years IN the period ervded December 31, 1995, in conformity with generally accepted accounting principles.



                                        /s/ Larson, Allen, Meishair & Co., LLP
                                            LARSON, ALLEN, MEISHAIR & CO., LLP



St. Cloud, Minnesota
February 16, 1996

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1995 AND 1994


                                                                             1995                     1994
                                                                         -----------              -----------
      ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents (Including Interest Bearing Cash of
  $906,111 and $822,404 at December 31, 1995 and 1994)                   $   924,590              $   841,702
 Accounts Receivable, Less Allowance for Uncollectible
  Accounts (1995 - $6,053; 1994 - $4,343)                                  1,856,219                1,243,599
 Inventories                                                               3,855,212                1,514,658
 Prepaid Expenses and Other                                                  131,701                   43,453
 Deferred Tax Asset                                                          430,000                  460,000
                                                                         -----------              -----------
           Total Current Assets                                          $ 7,197,722              $ 4,103,412
                                                                         -----------              -----------

PROPERTY AND EQUIPMENT (At Cost)
 Land                                                                    $   108,300              $    68,300
 Building and Leasehold Improvements                                       1,897,559                  832,601
 Manufacturing Equipment                                                   2,389,201                  902,916
 Office and Other Equipment                                                1,701,640                1,583,714
                                                                         -----------              -----------
           Total                                                         $ 6,096,700              $ 3,387,531
 Accumulated Depreciation                                                 (2,256,862)              (1,844,046)
                                                                         -----------              -----------
           Total Property and Equipment (At Depreciated Cost)            $ 3,839,838              $ 1,543,485
                                                                         -----------              -----------

OTHER ASSETS
Goodwill and Other Intangible Assets                                     $   998,254              $         -
Deferred Tax Asset                                                         1,130,000                1,000,000
Other Assets                                                                  57,250                    1,000
                                                                         -----------              -----------
Total Other Assets                                                       $ 2,185,504              $ 1,001,000
                                                                         -----------              -----------

           Total Assets                                                  $13,223,064              $ 6,647,897
                                                                         -----------              -----------
                                                                         -----------              -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current Maturities of Long-Term Debt                                    $   283,100              $   189,144
 Accounts Payable                                                          1,054,880                  580,860
 Accrued Payroll                                                             407,016                  380,267
 Other Liabilities                                                           173,217                   30,368
                                                                         -----------              -----------
           Total Current Liabilities                                     $ 1,918,213              $ 1,180,639
                                                                         -----------              -----------

LONG-TERM DEBT
 Notes Payable (Net of Current Maturities Shown Above)                   $ 3,768,685              $   746,755
                                                                         -----------              -----------

REDEEMABLE COMMON STOCK
 $.01 Par Value; 250,000 Shares Issued and Outstanding
  Redeemable at $6 Per Share                                             $ 1,500,000              $         -
                                                                         -----------              -----------

STOCKHOLDERS' EQUITY
 Preferred Stock, $1 Par Value; 1,000,000 Shares
  Authorized; 250,000 Shares Issued and Outstanding                      $   250,000              $   250,000
 Common Stock $.01 Par Value; 9,000,000 Shares
  Authorized; 2,200,863 and 2,194,305 Shares Issued and
  Outstanding, Net of Redeemable Shares Reported Above,
  at December 31, 1995 and 1994, Respectively                                 22,009                   21,943
 Additional Paid-In Capital                                               11,242,672               11,229,065
 Accumulated Deficit                                                      (5,478,515)              (6,780,505)
                                                                         -----------              -----------
           Total Stockholders' Equity                                    $ 6,036,166              $ 4,720,503
                                                                         -----------              -----------

           Total Liabilities and Stockholders' Equity                    $13,223,064              $ 6,647,897
                                                                         -----------              -----------
                                                                         -----------              -----------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                               1995                     1994                     1993
                                          ------------             ------------             ------------
SALES                                     $ 18,305,928             $ 12,820,709             $ 11,705,833

COST OF SALES                              (14,541,088)             (10,222,140)              (9,320,817)
                                          ------------             ------------             ------------

GROSS PROFIT                              $  3,764,840             $  2,598,569             $  2,385,016

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                    (2,280,105)              (1,647,797)              (1,546,971)

RESEARCH AND DEVELOPMENT COSTS                (124,919)                       -                        -

INTEREST INCOME                                 34,703                   18,368                   17,162

MISCELLANEOUS INCOME                           177,967                   86,307                   71,030

INTEREST EXPENSE                              (240,562)                (117,835)                (124,887)
                                          ------------             ------------             ------------

INCOME BEFORE INCOME TAX PROVISION        $  1,331,924             $    937,612             $    801,350

INCOME TAX BENEFIT                                   -                  245,794                  241,206
                                          ------------             ------------             ------------

NET INCOME                                $  1,331,924             $  1,183,406             $  1,042,556
                                          ------------             ------------             ------------
                                          ------------             ------------             ------------


INCOME PER SHARE OF COMMON STOCK
   Net Income Per Share of Common Stock   $       0.55             $       0.54                     0.47
                                          ------------             ------------             ------------
                                          ------------             ------------             ------------


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                          2,407,804                2,194,021                2,217,265
                                          ------------             ------------             ------------
                                          ------------             ------------             ------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                             Additional                        Total
                               Preferred       Common         Paid-In       Accumulated    Stockholders'
                                 Stock          Stock         Capital          Deficit        Equity
                             ------------  -------------   -------------   ------------   --------------
BALANCE
  DECEMBER 31, 1992          $  250,000    $    22,408     $ 11,322,929    $ (8,976,661)   $  2,618,676

   1993 Net Income                    -              -                -       1,042,556       1,042,556

   Redemption of Stock                -           (500)        (105,750)              -        (106,250)

   Issuance of Stock                  -             29            9,582               -           9,611

   Dividends Paid                     -              -                -         (14,860)        (14,860)
                             ----------    -----------     ------------    -------------   ------------

BALANCE
  DECEMBER 31, 1993          $  250,000    $    21,937     $ 11,226,761    $ (7,948,965)   $  3,549,733

   1994 Net Income                    -              -                -       1,183,406       1,183,406

   Issuance of Stock                  -              6            2,304               -           2,310

   Dividends Paid                     -              -                -         (14,946)        (14,946)
                             ----------    -----------     ------------    -------------   ------------

BALANCE
  DECEMBER 31, 1994          $  250,000    $    21,943     $ 11,229,065    $ (6,780,505)   $  4,720,503

   1995 Net Income                    -              -                -       1,331,924       1,331,924

   Issuance of Stock -
     Stock Options                    -             50            8,700               -           8,750

   Issuance of Stock -
     Other                            -             16            4,907               -           4,923

   Dividends Paid                     -              -                -         (29,934)        (29,934)
                             ----------    -----------     ------------    -------------   ------------

BALANCE
  DECEMBER 31, 1995          $  250,000    $    22,009     $ 11,242,672    $ (5,478,515)   $  6,036,166
                             ----------    -----------     ------------    -------------   ------------
                             ----------    -----------     ------------    -------------   ------------

See accompanying Notes to Consolidated Financial Statements.

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                         1995                     1994                     1993
                                                    ------------             ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Received from Customers                      $ 18,114,515             $ 13,307,176             $ 11,284,702
  Interest Income Received                                34,703                   18,368                   17,162
  Cash Paid to Suppliers and Employees               (17,379,766)             (11,794,879)             (11,135,177)
  Interest Expense Paid                                 (239,809)                (117,927)                (126,521)
  Income Taxes Paid                                      (19,016)                 (34,206)                  (7,546)
                                                    ------------             ------------             ------------
             Net Cash Provided by
             Operating Activities                   $    510,627             $  1,378,532             $     32,620
                                                    ------------             ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Businesses                         $ (2,930,696)            $          -             $          -
  Acquisition of Property and Equipment                 (458,359)                (224,096)                (422,821)
  Acquisition of Intangible Assets                       (82,059)                       -                        -
  Purchase of Investments                                (56,250)                       -                        -
                                                    ------------             ------------             ------------
             Net Cash Used by
             Investing Activities                   $ (3,527,364)            $   (224,096)            $   (422,821)
                                                    ------------             ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds (Payments) Under
   Line of Credit                                   $          -             $   (266,533)            $    349,329
  Payments on Long-Term Debt                            (289,294)                (963,178)                (278,739)
  Proceeds from Long-Term Debt                         3,405,180                  531,000                  196,092
  Proceeds from Sale of Stock                             13,673                    2,310                    9,611
  Redemption of Stock                                          -                        -                 (106,250)
  Payment of Dividends                                   (29,934)                 (14,946)                 (14,860)
                                                    ------------             ------------             ------------
             Net Cash Provided (Used) by
             Financing Activities                   $  3,099,625             $   (711,347)            $    155,183
                                                    ------------             ------------             ------------


NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               $     82,888             $    443,089             $   (235,018)

Cash and Cash Equivalents - Beginning                    841,702                  398,613                  633,631
                                                    ------------             ------------             ------------

CASH AND CASH EQUIVALENTS - ENDING                  $    924,590             $    841,702             $    398,613
                                                    ------------             ------------             ------------
                                                    ------------             ------------             ------------


NON-CASH TRANSACTIONS
  During 1995 the Company issued $1,500,000 of redeemable Common Stock as part of the purchase of another corporation's net assets.


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                        1995                     1994                     1993
                                                    ------------             ------------             ------------
RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES
  Net Income                                        $  1,331,924             $  1,183,406             $  1,042,556
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
     Depreciation and Amortization                       444,636                  245,847                  167,723
     Deferred Taxes                                     (100,000)                (280,000)                (250,000)
     (Increase) Decrease in
      Accounts Receivable                               (369,380)                 365,160                 (485,253)
     (Increase) Decrease in Accounts
      Receivable - Stockholder                                 -                   35,000                   (6,908)
     (Increase) Decrease in Inventory                   (407,932)                 173,065                 (475,431)
     (Increase) Decrease in Prepaid Ass                  (79,751)                  33,507                  (31,618)
     Decrease in
      Accounts Payable - Stockholder                           -                        -                  (10,729)
     Increase (Decrease) in
      Accounts Payable                                   207,835                 (391,788)                 (79,179)
     Increase (Decrease) in  Accrued Pa                  (17,852)                   6,077                  173,111
     Increase (Decrease) in
      Accrued Liabilities                               (498,853)                   8,258                  (11,652)
                                                    ------------             ------------             ------------
             Net Cash Provided by
             Operating Activities                   $    510,627             $  1,378,532             $     32,620
                                                    ------------             ------------             ------------
                                                    ------------             ------------             ------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995, 1994 AND 1993


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BUSINESS DESCRIPTION

       Nortech Systems Incorporated (the "Company") is a Minnesota corporation with headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. The Company's main manufacturing facility is located in Bemidji, Minnesota, with additional manufacturing and engineering support locations in Fairmont, Minnesota, Plymouth, Minnesota and Augusta, Wisconsin. The Company manufactures wire harnesses, cables, and electromechanical assemblies as well as large-screen, high-resolution video monitors for radar, document and medical imaging. The Company provides a full "turnkey" contract manufacturing service to its customers. All products are built to the customer's design specifications. The Company also services the types of monitors it produces. Nortech Medical Services, Inc., its wholly owned subsidiary, provides service bureau and office management services to physicians and clinics throughout Minnesota.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

       INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out method) or market (based on the lower of replacement cost or net realizable value).


       PROPERTY AND EQUIPMENT

       The Company capitalizes the cost of purchased software, equipment, and leasehold improvements. Expenditures for maintenance and repairs and minor renewals and betterments which do not improve or extend the life of the respective assets are expensed. The assets and related depreciation accounts are adjusted for property retirements and disposals with the resulting gain or loss included in results of operations. Fully depreciated assets remain in the accounts until retired from service.

       DEPRECIATION

       Property and equipment are depreciated by the straight-line and accelerated methods of depreciation. Accelerated depreciation did not materially exceed straight-line depreciation for the years ended December 31, 1995, 1994 and 1993. Depreciation was calculated over estimated useful lives as follows:

       Building and Improvements                                31 Years
       Manufacturing Equipment                               5 - 7 Years
       Office and Other Equipment                            5 - 7 Years

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995,1994 AND 1993



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION

         Sales are recorded by the Company when products are shipped to the customer.

         GOODWILL

         Goodwill representing the excess of the purchase price over the fair value of the net assets of the acquired entities (see Note 2), is being amortized on a straight-line basis over the period of expected benefit of fifteen years. Total amortization of goodwill recorded for fiscal years 1995, 1994 and 1993 was $30,724, $O, and $O, respectively. The carrying value of goodwill will be reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period. Should this review indicate that goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of undiscounted cash flows.

         INTANGIBLE ASSETS

         During 1995 the Company acquired other intangible assets including purchased technology and certification costs. Total costs of these assets were $82,059, which are being amortized over a period of 5 to 7 years. The related amortization expense for 1995 was $1,096.

         CASH AND CASH EQUIVALENTS

         The Company considers its investments with an original maturity of three months or less to be cash equivalents. At December 31, 1995, the Company had invested excess funds of $285,000 in repurchase agreements collateralized by government backed securities. Due to the short-term nature of the agreements, the Company does not take possession of the securities, which are instead held at the Company's principal bank from which it purchases the securities.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts for cash, short-term investments, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of long-term debt approximates its carrying value and is based on current rates at which the Company could borrow funds with similar remaining maturities.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995, 1994 AND 1993


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        INCOME TAXES

        The Company has adopted FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

        Investment credits are accounted for by using the "flow-through" method whereby the benefit is reflected as a reduction of income taxes in the year utilized.

        EARNINGS PER SHARE

        Primary earnings per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period.

        The impact of outstanding warrants and options was not material and was not included in the calculation of primary earnings per share.

        Preferred stock issued is noncumulative and nonconvertible.


NOTE 2  ACQUISITIONS

        In 1995 the Company acquired the two businesses described below, which have been accounted for by the purchase method of accounting. The results of the operations of the acquired Companies are included in the Company's consolidated statement of income from the dates of the acquisitions.

        MONITOR TECHNOLOGY CORPORATION

        On March 28, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Monitor Technology Corporation (MTC). Monitor Technology Corporation designs and builds high and ultra-high resolution CRT monitors for computer applications throughout the United States. In addition, they provide repair services on internally and externally produced monitors.

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995, 1994 AND 1993


NOTE 2   ACQUISITIONS (CONTINUED)

         MONITOR TECHNOLOGY CORPORATION (CONTINUED)

         The purchase price of $2,232,667, which includes the assumption of liabilities of $707,887 and acquisition costs of $24,780, was paid with cash and by issuing 250,000 shares of the Company's common stock. The common stock was valued at $6, which is the redeemable price based on a repurchase agreement issued to the seller at closing. The excess of the purchase price over the estimated fair value of assets acquired is being amortized on a straight-line basis over 15 years.

         The agreement also allows the seller the option which requires the Company to repurchase the common stock at $6 a share commencing on March 28, 1996, and extending for a period of thirty days hereafter. The Company's obligation under the repurchase agreement is guaranteed by a director of the Company.

         AEROSPACE

         On August 23, 1995, the Company acquired the Aerospace Division of Communication Cable, Inc. The Aerospace Division manufactures and sells multi-conductor electrical cable assemblies to customer specifications for the aerospace industry throughout the United States.

         The purchase price was $2,950,517 consisting of a cash payment of $2,845,506, the assumption of liabilities of $44,601, and acquisition costs of $60,410.

         The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized on a straight-line basis over 15 years.

         A summary of the purchase price allocation for MTC and Aerospace is as follows:

         Net Working Capital Items                   $ 1,984,359
         Property, Plant and Equipment                 2,250,810
         Excess of Cost over Fair Value
           of Net Assets of Purchased Businesses         948,015
                                                    ------------
                          Total                      $ 5,183,184
                                                    ------------
                                                    ------------

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1995, 1994 AND 1993


NOTE 2   ACQUISITIONS (CONTINUED)

         The following proforma unaudited consolidated statements of income for the Company are presented as though the acquisitions of Monitor Technology Corporation and the Aerospace Division of Communication Cable, Inc. had occurred on January 1, 1995 and 1994.


         (Unaudited)                                  1995                1994
         -------------------------------------   --------------      --------------
         Revenues                                $   22,332,054      $   20,449,800
                                                 --------------      --------------
                                                 --------------      --------------
         Net Income (Loss)                       $    1,497,486      $    1,281,232
                                                 --------------      --------------
                                                 --------------      --------------

         Net Income Per Share of Common Stock    $          .61      $          .52
                                                 --------------      --------------
                                                 --------------      --------------


         The proforma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.


NOTE 3   INVENTORIES

         Inventories consist of the following:


                                                       1995                1994
                                                  --------------      --------------
         Raw Materials                            $   1,972,384       $     795,272
         Work in Process                              1,676,949             603,932
         Finished Goods                                 205,879             115,454
                                                  --------------      --------------

                  Total                           $   3,855,212       $   1,514,658
                                                  --------------      --------------
                                                  --------------      --------------



NOTE 4   SHORT-TERM LINE OF CREDIT

         The Company had a line of credit available at December 31, 1994, for $350,000. The line of credit was with Northern National Bank, paid interest at a variable rate, and was secured by accounts receivable and inventory. The interest rate was 8% at December 31, 1994. The maximum and average amounts outstanding on lines of credit during 1994, were $349,329 and $320,219, respectively. There was no balance outstanding as of December 31, 1994.

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995, 1994 AND 1993


NOTE 5   LONG-TERM DEBT


                          Description                         1995        1994
         ----------------------------------------------    ----------   -------
         Note Payable - Northern National Bank,
          Revolving Line of Credit, Borrowing Limit of
          $3,000,000, Interest at LIBOR Index PLUS 2 1/2%,
          Due January 1997; Secured by Accounts
          Receivable, Equipment, Inventory and
          General Intangibles                               2,161,179   $     0

         Note Payable - City of Augusta, Interest at
          Firstar Bank of Eau Claire's Prime, Five
          Annual Payments Beginning August 1996,
          Due August 2000; Secured by Leasehold
          Improvements                                         40,000    40,000

         Note Payable - Northern States Power
          Company, Interest at 6%, Monthly
          Payments of $483 Including Interest, Due
          December 1998; Secured by Equipment                  15,483    20,199

         Note Payable - Northern National Bank,
          Interest at Bank's Prime Plus 2%, Monthly
          Payments of $1,200 Including Interest,
          Due April 2000; Secured by Real Estate              120,754   122,876

         Note Payable - Midwest Minnesota Community,
          Development Corporation, Interest at 9%,
          Monthly Payments of $2,802 Including Interest,
          Due January 2000; Secured by Real Estate
          and Equipment                                       115,297   135,178

         Note Payable - Midwest Minnesota Community,
          Development Corporation, Interest at 8%,
          Monthly Payments of $1,654 Including Interest,
          Due September 2009; Secured by
          Real Estate and Equipment                           142,185   146,279

         Note Payable - Northern National Bank,
          Interest at 7.5%, Monthly Payments of $5,270
          Including Interest, Due May 1999; Secured by
          Inventory, Equipment, Accounts Receivable
          and General Intangibles                             230,608   232,796




                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 311,1995, 1994 AND 1993


NOTE 5   LONG-TERM DEBT (CONTINUED)

                        Description                           1995        1994
         ----------------------------------------------    ----------   -------

         Note Payable - Northern National Bank,
          Interest at LIBOR Index Plus 2 1/2%, Monthly
          Payments of $13,060 Including Interest, Due
          January 2001; Secured by Equipment,
          Accounts Receivable and Inventory and
          General Intangibles                                 640,000         0

         Note Payable - Northern National Bank,
          Interest at LIBOR Index Plus 2 1/2%,
          Monthly Payments of $5,000 Including Interest,
          Due January 2001; Secured by Equipment, Accounts
          Receivable, Inventory and General Intangibles       510,000         0

         Note Payable - Joint Economic Development
          Commission, Inc., Interest at 10%,
          Monthly Payments of $1,652 Including
          Interest, Due June 1996; Secured by
          Building and Land                                    76,279    90,586

         Note Payable - Northern National Bank,
          Interest at Bank's Prime Plus 3%, Monthly
          Payments of $11,638 Including Interest,
          Due December 1995; Secured by Certificate
          of Deposit, Equipment, Accounts Receivable
          and Inventory                                             0    45,119

         Note Payable - Northern National Bank,
          Interest at Bank's Prime, Monthly Payments of
          $4,600 Including Interest, Due January 15,
          1995; Secured by Inventory, Equipment and
          Accounts Receivable                                       0    98,570

         Note Payable - Northern National Bank,
          Interest at Bank's Prime, Monthly Payments of
          $375 Including Interest, Due                              0     4,296
          January 15, 1996; Secured by Vehicle            -----------  --------
                       Total Long-Term Debt               $ 4,051,785  $935,899
                       Current Maturities                     283,100   189,144
                                                          -----------  --------
                       Long-Term Debt - Net of
                        Current Maturities                $ 3,768,685  $746,755
                                                          -----------  --------
                                                          -----------  --------


                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995, 1994 AND 1993

NOTE 5   LONG-TERM DEBT (CONTINUED)

         Maturity requirements by year on long-term debt are as follows:

              Years Ending December 31,               Amount
              -------------------------            --------------

                        1996                        $   283,100
                        1997                          2,400,339
                        1998                            258,046
                        1999                            296,594
                        2000                            314,579
                   Later Years                          499,127
                                                    -----------

                      Total                         $ 4,051,785
                                                    -----------
                                                    -----------

         The maximum and average amounts outstanding on the Company's revolving line of credit during 1995 were $2,161,179 and $400,000, respectively.


NOTE 6   LEASE OBLIGATION

         The Company has entered into various operating leases for equipment and office space. Rent expense for the years ended December 31, 1995, 1994 and 1993, was $290,799, $77,516 and $118,672, respectively. The future minimum lease payments are as follows:

              Years Ending December 31,               Amount
              -------------------------            --------------

                        1996                        $   227,695
                        1997                            184,625
                        1998                            176,700
                        1999                            176,700
                        2000                            176,700
                                                    -----------

                      Total                         $   942,420
                                                    -----------
                                                    -----------


NOTE 7   RELATED PARTY TRANSACTIONS

         Ceridian Corporation is one of the Company's stockholders at December 31, 1995, 1994 and 1993. Transactions and balances with Ceridian Corporation are as follows:

         CONTRACT FOR DEED - CERIDIAN CORPORATION

         During 1991 the Company entered into a contract for deed with Ceridian Corporation for the purchase of the building and land. The original purchase price was $840,000. The contract was paid off in 1994.

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995, 1994 AND 1993


NOTE 7   RELATED PARTY TRANSACTIONS (CONTINUED)

         SALES

         In 1995, 1994 and 1993, sales to Ceridian Corporation represented approximately 1% of total sales in each year.


NOTE 8   INCOME TAXES

         The provision for income taxes for each of the three years in the period ended December 31, 1995, consists of the following:


                                            1995          1994          1993
                                         ---------     ---------     ---------
         Current Taxes - Federal         $  37,000     $  17,183     $   2,148
         Current Taxes - State              63,000        17,023         6,646
         Deferred Taxes                   (100,000)     (280,000)     (250,000)
                                         ---------     ---------     ---------

               Total                     $       0     $(245,794)    $(241,206)
                                         ---------     ---------     ---------
                                         ---------     ---------     ---------


         Deferred tax assets at December 31, 1995 and 1994, consist of the following:


                                                         1995          1994
                                                     -----------   -----------
         Net Operating Loss (NOL)
           Carryforwards                             $ 1,635,000   $ 1,240,000
         Tax Credit Carryforwards                        295,000       320,000
         Other                                            30,000             0
         Valuation Allowance                            (400,000)     (100,000)
                                                     -----------   -----------

               Total                                 $ 1,560,000   $ 1,460,000
                                                     -----------   -----------
                                                     -----------   -----------


         The statutory rate reconciliation for each of the three years in the period ended December 31, is as follows:


                                            1995          1994          1993
                                         ---------     ---------     ---------
         Statutory Tax Provision         $ 453,000      $319,000      $272,000
         State Income Taxes                 80,000        50,000        40,000
         Additional NOL Carryforwards     (851,000)            0             0
         Increase (Reduction) in
          Deferred Tax
          Valuation Allowance              300,000      (600,000)     (540,000)
         Other                              18,000       (14,794)      (13,206)
                                         ---------     ---------     ---------
              Income Tax Benefit         $       0     $(245,794)    $(241,206)
                                         ---------     ---------     ---------
                                         ---------     ---------     ---------


                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1995, 1994 AND 1993

NOTE 8   INCOME TAXES (CONTINUED)

         The Company has available for Federal income tax purposes, operating loss carryforwards, unused investment credits, and unused research and development credits which may provide future tax benefits, expiring as follows:


                                                 Investment        Research and
                            Operating Loss       Tax Credit       Development Tax
       Year of Expiration    Carryforward       Carryforward    Credit Carryforward
       ------------------   --------------     --------------   -------------------

           1996              $        0           $ 12,546            $ 44,779
           1997                       0              4,064              43,051
           1998                       0             50,888              97,643
           1999               3,678,800             39,965                   0
           2001                 767,300                  0                   0
           2002                 253,200                  0                   0
           2003                 109,700                  0                   0
                             ----------           --------            --------
           Totals            $4,809,000           $107,463            $185,473
                             ----------           --------            --------
                             ----------           --------            --------

         During 1995 the Company identified an additional $2,503,778 of net operating loss carryforwards related to final tax regulations. The regulations clarified that tax carryforward attributes in a Title 11 bankruptcy prior to December 31, 1993, where stock was issued for debt, need not be reduced by debt cancellation income. As a result of the increase in net operating loss carryforwards, which must be utilized prior to taking the benefit in tax credit carryovers, the Company has increased its valuation allowance accordingly.

         In 1995 the Company utilized operating loss carryforwards of $1,450,000 to offset federal taxable income and $46.000 of research and development credits to offset state tax.

         In 1994 the Company utilized operating loss carryforwards of $932,000 to offset federal taxable income and $126,100 to offset state taxable income. The Company also utilized $33,900 of research and development tax credits to offset state tax.

         In 1993 the Company utilized operating loss carryforwards of $760,000 to offset federal taxable income and $365,300 to offset state taxable income.

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995, 1994 AND 1993


NOTE 9   PREFERRED STOCK TRANSACTIONS

         The holders of the preferred stock are entitled to a noncumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. Preferred stock dividends of $29,934, $14,946 and $14,860 were paid during the year-ended December 31, 1995, 1994 and 1993, respectively.

         During 1993, Nortech Systems Incorporated redeemed 50,000 shares of common stock from Ceridian Corporation.


NOTE 10  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company sells its products to companies in the computer, medical, governmental and various other industries. Historically, the Company has not experienced significant losses related to receivables from customers in any particular industry or geographic area.

         The Company maintains its excess cash balances in checking, money market and certificate of deposit accounts at two financial institutions. These balances exceed the federally insured limit by $520,000 at December 31, 1995. The Company has not experienced any losses in any of the short-term investment instruments it has used for excess cash balances.

         Three customers accounted for approximately 24.1%, 16.6% and 11.8% of sales, respectively, for the year ended December 31, 1995. One customer accounts for approximately 10.4% of accounts receivable at December 31, 1995.

         Three customers accounted for approximately 26.8%, 24.5% and 20.2% of sales respectively, for the year ended December 31, 1994. Three customers accounted for approximately 29.8%, 20.5% and 11.3% of accounts receivable, respectively, at December 31, 1994.

         Two customers accounted for approximately 33.5% and 27.3% of sales, respectively, for the year ended December 31, 1993.

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1995, 1994 AND 1993


NOTE 11  EMPLOYEE STOCK OPTION AND AWARD PLANS

         In 1992, the Company approved the adoption of a stock option plan. The purpose of the Plan is to promote the interests of the Company and its shareholders by providing officers, directors and other key employees with additional incentive and the opportunity, through stock ownership, to increase their proprietary interest in the Company and their personal interest in its continued success. Through December 31, 1995, 100,000 shares have been authorized for issuance. In addition, the Company has contingently granted an additional 50,000 options to its president awaiting approval by the shareholders.

         Stock options may be granted for the purchase of common stock at a price not less than the fair market value on the date of the grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant. Changes in the stock options outstanding, including contingent options, are as follows:


                                                                     Option Price
                                                         Shares      (Per Share)
                                                     ----------    --------------
         Balance as of December 31, 1992             $   22,500    $     1.75

             Granted January 21, 1993                    15,000    $     1.625
                                                     ----------

         Balance as of December 31, 1993             $   37,500    $ 1.625 - $1.75

             Granted January 24, 1994                    10,000    $     3.625
                                                     ----------

         Balance as of December 31, 1994             $   47,500    $ 1.625 - $3.625

             Granted December 1, 1995                    95,000    $      5.25

             Exercised                                   (5,000)   $      1.75
                                                     ----------

         Balance as of December 31, 1995             $  137,500    $ 1.625 - $5.25
                                                     ----------
                                                     ----------


         During 1993, the Company adopted a gain sharing plan. The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. The Company has authorized 50,000 shares to be available under this Plan.

         In accordance with the terms of the Plan, employees can acquire newly issued shares of common stock for 90% of the current market value. 5,069 shares have been issued under this Plan through December 31, 1995.

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995, 1994 AND 1993


NOTE 12  RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board (the FASB) statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, will become effective for the Company in 1996. Currently, Statement No. 121 would have no impact on the Company's financial position or results of operations.

         FASB issued Statement No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, which will become effective for the Company in 1996. The Company has not determined the impact of Statement No. 123 on its financial position or results of operations.

                     NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995, 1994 AND 1993


NOTE 13    SUPPLEMENTARY FINANCIAL INFORMATION

                       Quarter Ending    Quarter Ending    Quarter Ending    Quarter Ending         Total
                          3/31/95           6/30/95           9/30/95           12/31/95            1995
                       --------------    --------------    --------------    --------------    -------------

NET SALES              $   3,625,264     $   4,374,899     $   5,449,175     $   4,856,590     $  18,305,928

GROSS PROFIT                 673,905           964,800           966,969         1,159,166         3,764,840

NET INCOME                   244,003           244,049           212,588           631,284         1,331,924

INCOME PER SHARE
 OF COMMON STOCK                0.11              0.10              0.10              0.25              0.55


                       Quarter Ending    Quarter Ending    Quarter Ending     Quarter Ending       Total
                          3/31/95           6/30/95           9/30/95            12/31/95          1995
                       --------------    --------------    --------------     --------------   -------------

NET SALES              $   3,499,798     $   3,235,186     $   2,666,091     $   3,419,634     $  12,820,709

GROSS PROFIT                 704,144           614,024           566,570           713,831         2,598,569

NET INCOME                   297,126           262,564           200,622           423,094         1,183,406

INCOME PER SHARE
 OF COMMON STOCK                0.14              0.12              0.09              0.19              0.54


In the 4th quarter of 1995, the Company reduced previous quarter's tax expense of $206,388, which increased 4th quarter net income by .08 per share due to recognition of additional net operating loss carryforwards.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

None.


                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 1995 proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1996 and said portions of the proxy statement are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation of the Registrant will be included in the Registrant's 1995 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 1996 and said portions of the proxy statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 1995 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 1996 and said portions of the proxy statements are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(See note 7 of Consolidated Financial Statements)




(The remainder of this page was left intentionally blank)

                                       PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND
                    REPORTS ON FORM 8-K.


(a)1. Consolidated Financial Statements - Consolidated Financial Statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 13.

(a)2. Consolidated Financial Schedule - The following Consolidated Financial Statement Schedule supporting the Consolidated Financial Statements and the accountant's report thereon are included in this Annual Report on Form 10-K:
                                                                PAGE
                                                                ----
   Independent Auditor's Report on Supplementary Information

          Larson, Allen, Weishair & Co., LLP                     41

   Consolidated Financial Statement Schedule for the years ended December 31,
      1995, 1994 and 1993

             VIII Valuation and Qualifying Accounts              42

   All other schedules are omitted since they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(a)3. THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS REPORT:

      10.1 Revolving Note and Security Agreement for working capital line of credit between Company and Northern National Bank dated December 29, 1995.

      10.2 Promissory Note for purchase of facility in Fairmont, Minnesota between Company and Northern National Bank dated December 29, 1995.

      10.3 Promissory Note for purchase of capital equipment located at Fairmont, Minnesota facility between Company and Northern National Bank dated December 29, 1995.

      10.4 Security Agreement covering Promissory Notes in Exhibits 10.1, 10.2 and 10.3.

      10.5 Asset Purchase Agreement for the purchase of assets of Monitor Technology Corporation dated February 24, 1995.

      10.6 Asset Purchase Agreement for the purchase of Aerospace Division of Communication Cable, Inc. dated August 23, 1995.

      23.1 Letter of Consent from Larson, Allen, Weishair & Company in reference to the S-8 Forms filed June 21 1994 and June 30, 1993.

The following exhibits are incorporated by reference to exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectfully, to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.1 Promissory Note for working capital line of credit between the Company and Northern National Bank dated May 2, 1994.

 10.2 Promissory Note and Loan Agreement for capital equipment line of credit between the Company and Northern National Bank dated April 29, 1994.

 10.3 Loan Agreement for Real Estate between the Company and Northern National Bank dated March 18, 1994.

 10.4 Update Promissory Note and Loan Agreement for NMS capital equipment between the Company and Northern National Bank dated January 15, 1995.

 10.5 Promissory Notes and Loan Agreement for Real Estate between the Company and MMCDC and MMCDC/NNC dated March 18, 1994.

The following exhibits are incorporated by reference to Exhibits 10.2, 10.3 and 10.4, respectfully, to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     10.2 Promissory Note and Loan Agreement for capital equipment line of credit between the Company and Northern National Bank date September 24, 1993.

     10.3 Promissory Notes for capital equipment between the Company and City of Augusta, Wisconsin dated August 17, 1993.

     10.4 Promissory Notes and Loan Agreement for capital equipment between the Company and Northern States Power Company dated November 15, 1993.

The following exhibits are incorporated by reference to Exhibits 3.1, 3.2, 10.1 and 10.3 respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

     3.1 Articles of Incorporation (SMR) dated August 9, 1991.

      3.2 Bylaws (SMR)

     10.3 Promissory Note and Mortgage between the Company and Joint Economic Development Commission, Inc. dated June 28, 1991.

The following exhibit is incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

     3.1 Articles of Incorporation dated October 30, 1990.

     The following exhibit is incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1984:

     3.2 Bylaws


(b)    Reports on Form 8-K

     Form 8-K report date March 28, 1995 and filed April 5, 1995 for purchase of assets of Monitor Technology Corporation.

     Form 8-K/A Amendment #1 filed on July 13, 1995. This Form 8-K/A was an amendment to Form 8-K report date March 28, 1995 and filed April 5, 1995.

     Form 8-K report date August 23, 1995 filed August 28, 1995 for the purchase of assets of Aerospace Division of Communication Cable, Inc.
     (CCI)

     Form 8-K/A Amendment #1 filed October 25, 1995. This Form 8-K/A was an amendment to Form 8-K report date August 23, 1995 and filed August 28, 1995.

     Form 8-K/A Amendment #2 filed November 21, 1995. This Form 8-K/A was an amendment to Form 8-K report date August 23, 1995 and filed August 28, 1995.







(The remainder of this page was left intentionally blank.)

                                      SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NORTECH SYSTEMS INCORPORATED

March 29, 1996                             By:/s/
                                                  ---------------------------
                                                   Quentin E. Finkelson
                                                   Its President and
                                                   Chief Executive Officer


March 29, 1996                             By:/s/  Gary M. Anderly
                                                  ---------------------------
                                                   Gary M. Anderly
                                                   Principal Financial Officer
                                                             and
                                                   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 1996                                /s/
                                                  ---------------------------
                                                   Quentin E. Finkelson,
                                                   President, Chief Executive
                                                   Officer and Director

March 29, 1996                                /s/
                                                  ---------------------------
                                                  Myron Kunin, Director

March 29, 1996                                /s/
                                                  ---------------------------
                                                  Richard W. Perkins, Director

                                                                  LARSON
                                                          [LOGO]  ALLEN
                                                                  WEISHAIR
                                                                  & CO.

                                                    Certified Public Accountants







                           INDEPENDENT AUDITOR'S REPORT ON
                              SUPPLEMENTARY INFORMATION


Board of Directors
Nortech Systems Incorporated And Subsidiary
Bemidji, Minnesota


Our report on the basic consolidated financial statements of Nortech Systems Incorporated and Subsidiary for 1995, 1994 and 1993 precedes the consolidated financial statements. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on the following page is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                       /s/ Larson, Allen, Weishair & Co.

                                       LARSON, ALLEN, WEISHAIR & CO., LLP



St. Cloud, Minnesota
February 16, 1996

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



      Column A                             Column B             Column C         Column E        Column F
- ----------------------                  --------------        ------------     ------------    ------------
                                                                Additions
                                           Balance at           Charged                          Balance at
                                           Beginning            to Costs                           End of
    Classification                         Of Period           And Expenses     Add (Deduct)       Period
- ----------------------                  --------------        ------------     ------------    ------------
Year Ended December 31, 1995:
  Allowance for Doubtful Accounts       $        4,343        $      1,710     $          -    $      6,053
  Deferred Tax Valuation Allowance             100,000                   -          300,000         400,000
                                        --------------        ------------     ------------    ------------
                                        $      104,343        $      1,710     $    300,000    $    406,053
                                        --------------        ------------     ------------    ------------
                                        --------------        ------------     ------------    ------------


Year Ended December 31, 1994:
  Allowance for Doubtful Accounts       $            -        $      4,343     $          -    $      4,343
  Deferred Tax Valuation Allowance             700,000                   -         (600,000)        100,000
                                        --------------        ------------     ------------    ------------
                                        $      700,000        $      4,343     $   (600,000)   $    104,343
                                        --------------        ------------     ------------    ------------
                                        --------------        ------------     ------------    ------------
Year Ended December 31, 1993:
  Allowance for Doubtful Accounts       $        5,000        $          -     $    (5,000)    $         -
  Deferred Tax Valuation Allowance           1,240,000                   -        (540,000)        700,000
                                        --------------        ------------     ------------    ------------
                                        $    1,245,000        $          -     $  (545,000)    $   700,000
                                        --------------        ------------     ------------    ------------
                                        --------------        ------------     ------------    ------------


                                  INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

     10.1 Revolving Note and Security Agreement for working capital line of credit between Company and Northern National Bank dated December 29, 1995.

     10.2 Promissory Note for purchase of facility in Fairmont, Minnesota between Company and Northern National Bank dated December 29, 1995.

     10.3 Promissory Note for purchase of capital equipment located at Fairmont, Minnesota facility between Company and Northern National Bank dated December 29, 1995.

     10.4 Security Agreement covering Promissory Notes in Exhibits 10.1, 10.2 and 10.3.

     10.5 Asset Purchase Agreement for the purchase of assets of Monitor Technology Corporation dated February 24, 1995.

     10.6 Asset Purchase Agreement for the purchase of Aerospace Division of Communication Cable, Inc. dated August 23, 1995.

     23.1 Letter of Consent from Larson, Allen, Weishair & Company in reference to the S-8 Forms filed June 21 1994 and June 30, 1993.