Form 10-Q
period 1996-03-31
NORTECH SYSTEMS INC
filed 1996-05-15
CIK 722313

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1996.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ___________ to ___________.

Commission File Number 0-13257.

                         NORTECH SYSTEMS INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its chapter)

            MINNESOTA                                             41-1681094
- ---------------------------------                            -------------------
(State of other jurisdiction                                  (I.R.S. Employer
of Incorporation or organization)                            Identification No.)

     641 East Lake St. Suite 234, Wayzata, MN                           55391
- --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Codes)

                                (612) 473-4102
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                     None
- --------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 per share per value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes_____X________               No______________

                  APPLICABLE ONLY TO CORPORATE REGISTRANTS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable data.

As of April 30, 1996, there were 2,362,263 shares of the Company's $.01 per share par value common stock outstanding.




(The remainder of this page was intentionally left blank.)

                         NORTECH SYSTEMS INCORPORATED
                                  FORM 10-Q
                         QUARTER ENDED MARCH 31, 1996

                                    INDEX

                                                                            PAGE
PART I  - FINANCIAL INFORMATION

        Item 1  - Financial Statements                                       4-8

        Item 2  - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                9

PART II - OTHER INFORMATION

        Item 2  - Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                                    11

                         NORTECH SYSTEMS INCORPORATED
                          STATEMENTS OF INCOME (LOSS)
                          FOR THE THREE MONTHS ENDED
                       MARCH 31, 1996 AND MARCH 31, 1995



                                              MARCH 31        MARCH 31
                                                1996            1995
                                            (Unaudited)     (Unaudited)
                                            -----------     -----------
Sales                                       $ 5,574,986     $ 3,625,264

Cost of Sales                                 4,568,631       2,951,359
                                            -----------     -----------
   Gross Profit                             $ 1,006,355     $   673,905
                                                   18.1%           18.6%
Selling, General and Admin.                     593,108         404,447
Engineering/Reseach & Development                73,366          29,303
Misc. (Income) Expense, net                         (58)        (25,289)
Interest Expense                                 86,745          21,441
                                            -----------     -----------

Net Income (Loss) Before Tax
  Provision                                 $   253,194     $   244,003

   Tax Provision                                 63,300               0
                                            -----------     -----------

   Net Income                               $   189,894     $   244,003
                                            ===========     ===========

Income (Loss) per Share of Common Stock

   Net income                               $      0.08     $      0.11
                                            ===========     ===========
Weighted Average Number of Shares
  Outstanding                                 2,450,863       2,206,398
                                            ===========     ===========

                         NORTECH SYSTEMS INCORPORATED
 '                               BALANCE SHEETS
                     MARCH 31, 1996 and DECEMBER 31, 1995



                                                    MARCH 31       DECEMBER 31
     ASSETS                                           1996            1995
                                                  (UNAUDITED)       (AUDITED)
                                                  -----------      ------------
Current Assets
    Cash and cash equivalents                     $   472,605      $   924,590
    Accounts receivable, net                        2,870,570        1,856,219
    Inventories:
      Finished goods                                  200,705          205,879
      Work in process                               2,020,197        1,676,949
      Raw materials                                 2,462,519        1,972,384
                                                  -----------      ------------
        Total inventories                         $ 4,683,421      $ 3,855,212

    Prepaid expenses and other                        651,623          561,701
                                                  -----------      ------------
        Total current assets                      $ 8,678,219      $ 7,197,722
                                                  -----------      ------------

PLANT, Property, and Equipment (at Cost)
    Land and Building/leaseholds                  $ 2,008,315      $ 2,005,859
    Manufacturing equipment                         2,321,675        2,389,201
    Office and other equipment                      1,835,097        1,701,640
                                                  -----------      ------------
                                                  $ 6,165,087      $ 6,096,700
    Less accumulated depreciation and
        amortization                               (2,280,323)      (2,256,862)
                                                  -----------      ------------
                                                  $ 3,884,764      $ 3,839,838
                                                  -----------      ------------
Other Assets
  Goodwill and other intangible assets                987,732          998,254
  Deferred tax asset                                1,130,000        1,130,000
  Other assets                                         57,250           57,250
                                                  -----------      ------------
    Total Other Assets                            $ 2,174,982        2,185,504
                                                  -----------      ------------
        Total Assets                              $14,737,965      $13,223,064
                                                  ===========      ============

                         NORTECH SYSTEMS INCORPORATED
                                BALANCE SHEETS
                     MARCH 31, 1996 and DECEMBER 31, 1995

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                        MARCH 31    DECEMBER 31
                                                           1996          1995
                                                      (UNAUDITED)     (AUDITED)
                                                      -----------   -----------
Current Lialilities:
   Current maturities of long-term debt               $   288,748   $   283,100
   Line of credit                                               0             0
   Accounts payable                                     2,140,595     1,054,880
   Accured payrolls and commissions                       574,793       407,016
   Other                                                   15,855       173,217
                                                      -----------   -----------
      Total Current Liabilities                       $ 3,019,991   $ 1,918,213
                                                      -----------   -----------
Long-Term Debt
   Notes Payable (net of current
   maturities shown above)                            $ 3,961,730   $ 3,768,685
                                                      -----------   -----------

Redeemable Stock                                      $ 1,500,000   $ 1,500,000

Shareholders' Equity:
   preferred stock, $1 par value;
     1,000,000 shares authorized; 250,000
     shares issued and  outstanding in 1991           $   250,000   $   250,000
   common stock - $.01 par value; 9,000,000
     shares authorized; 2,200,863 and 2,194,305
     shares issued and outstanding, net of
     redeemable shares reported above, at
     March 31, 1996 and December 31, 1995,
     Respectively                                          22,009        22,009
   additional paid-in capital                          11,242,672    11,242,672
   accumulated deficit                                 (5,258,437)   (5,478,515)
                                                      -----------   -----------
       Total Shareholders' Equity                     $ 6,256,244   $ 6,036,166
                                                      -----------   -----------

       Total Liabilities, Redeemable Stock and
       Shareholders' Equity                           $14,737,965   $13,223,064
                                                      ===========   ============

                         NORTECH SYSTEMS INCORPORATED
                           STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED
                      MARCH 31, 1996 AND MARCH 31, 1995

                                                      MARCH 31       MARCH 31
                                                        1996           1995
                                                    (UNAUDITED)    (UNAUDITED)
                                                    -----------    -----------
Cash Flows from Operating Activities
  Net Income                                        $   189,894    $   244,003
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                        65,524         61,246
Changes in Operating Assets and Liabilities:
    Accounts receivable                              (1,014,351)      (468,218)
    Inventories                                        (828,209)      (518,928)
    Prepaid expenses                                    (89,922)      (113,991)
    Other assets                                         10,522       (552,707)
    Accounts payable                                  1,085,715        476,621
    Accured payrolls                                    167,777        (86,791)
    Other accruals                                     (157,362)        (7,669)
                                                    ------------   ------------
      Net cash used by operating act.                  (570,412)      (966,434)

Cash Flows from Investing Activities:
    Acquistion of equipment                             (99,928)       (42,629)
    Acquistion of Comp. assets                                0       (697,210)
    Net Proceeds Under L/C                                    0              0
    Proceeds from Sale of Stock                               0      1,202,198
    Other activities                                     19,661              0
    Payment of Pref. Stock Dividend                           0        (14,514)
                                                    ------------   ------------
      Net cash used by investing act.                   (80,267)       447,845

Cash Flows from Financing Activities:
    Net borrowing of L/T debt                           225,000        300,000
    Payments of long term debt                          (31,954)       (31,415)
     Change in current debt                               5,648        (41,260)
                                                    ------------   ------------
      Net cash provided by financing
      activities                                        198,694        227,325
                                                    ------------   ------------
Net Increase (Decrease) in Cash                        (451,985)      (291,264)

Cash at Beginning of Period                             924,590        841,702
                                                    ------------   ------------
Cash at End of Period                               $   472,605    $   550,438
                                                    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR PERIOD ENDED MARCH 31, 1996

For the quarter ended March 31, 1996, the Company had revenues of $5,574,986 compared to revenues of $3,625,264 for the quarter ended March 31, 1995. The increase in revenues resulted primarily from the additional revenues generated by the recently acquired Aerospace Division. The Company previously completed this acquisition in August 1995. The net income for the three months ended March 31, 1996 was $189,901 or $.08 per share, compared to a net income of $244,003 or $.11 per share, for the three months ended March 31, 1995. The net income for the quarter ended March 31, 1996 was primarily impacted by the continuing expending funds on Company-sponsored research and development of large-screen, high resolution video monitors for the imaging division and the recognition of income tax expense. It is the Company's expectation that a portion of the tax benefits will be realized during 1996 and the remaining benefits will be carried forward. The net income for the quarter ended
March 31, 1995 includes a expenses associated with the reconfiguration of the Bemidji Production facility.

Company's 90 day order backlog was $6,284,000 as of March 31, 1996, compared to $4,513,000 at the beginning of the quarter. Based on the current conditions, the Company anticipates revenue levels in the second quarter of 1996 to be higher than the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's working capital increased to $5,933,226 during the first quarter of 1996, compared to $5,279,509 as of December 31, 1995. The Company believes that its financial stability will continue to improve during 1996 and would expect that its operating cash flow and available credit faculities will be sufficient to fund the expected growth in the near term.

EQUITY

During April 1996, 88,600 common shares of the Company's stock was placed back to the Company under the terms of the final agreement in the acquisition of Monitor Technology Corporation. Under the terms of this agreement, the stock had a repurchase price of $6.00 per share.

PART II  -  OTHER INFORMATION

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K.


None








(The remainder of this page was intentionally left blank.)

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 1996                   NORTECH SYSTEMS INCORPORATED

                                         By:   Quentin E. Finkelson
                                            ------------------------------------
                                               Quentin E. Finkelson
                                               Its President and Chief
                                               Executive Officer

                                         By:   Garry M. Anderly
                                            ------------------------------------
                                               Garry M. Anderly
                                               Principal Financial
                                               Officer and Principal
                                               Accounting Officer