Form 10-Q
period 1996-06-30
NORTECH SYSTEMS INC
filed 1996-08-14
CIK 722313

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  D.C. 20549
                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934

          For the quarterly period ended June 30, 1996.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transition period from ___________ to ___________.

Commission File Number 0-13257.

                         NORTECH  SYSTEMS  INCORPORATED
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its chapter)

          MINNESOTA                                     41-1681094
- ---------------------------------------  ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   Incorporation or organization)

      641 East Lake Street  -  Suite 234  -  Wayzata,  MN             55391
- --------------------------------------------------------------------------------
          (Address of principal executive offices)                  (Zip Codes)

          (612) 473-4102
- ---------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

          None
- --------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
Common Stock,  $.01 per share per value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   -----    -----

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable data.

As of July 31, 1996, there were 2,362,263 shares of the Company's $.01 per share par value common stock outstanding.


(The remainder of this page was intentionally left blank.)

                         NORTECH SYSTEMS INCORPORATED
                                   FORM 10-Q
                         QUARTER ENDED JUNE 30, 1996

                                     INDEX

                                                                     PAGE
PART I  -  FINANCIAL INFORMATION

     Item 1  - Financial Statements...............................     4-8

     Item 2  - Management's Discussion, Analysis of Financial
                 Condition and Results of Operations..............       9

PART II  -  OTHER INFORMATION

     Item 2  - Exhibits and Reports on Form 8-K...................      10

SIGNATURES .......................................................      11

                         NORTECH SYSTEMS INCORPORATED
                         BALANCE SHEETS
                         JUNE 30, 1996 and DECEMBER 31, 1995


                                                 JUNE 30      DECEMBER 31
          ASSETS                                   1996           1995
                                                (UNAUDITED)    (AUDITED)
                                                -----------   -----------
Current Assets
  Cash and cash equivalents                     $   480,889   $   924,590
  Accounts receivable, net                        3,031,130     1,856,219
  Inventories:
    Finished goods                                  158,485       205,879
    Work in process                               1,981,359     1,676,949
    Raw materials                                 2,560,979     1,972,384
                                                -----------   -----------
      Total inventories                         $ 4,700,823   $ 3,855,212

  Prepaid expenses and other                        698,920       561,701
                                                -----------   -----------
      Total current assets                      $ 8,911,762   $ 7,197,722
                                                -----------   -----------

PLANT, Property, and Equipment (at Cost)
    Land and Building/leaseholds                $ 2,017,172   $ 2,005,859
    Manufacturing equipment                       2,493,832     2,389,201
    Office and other equipment                    1,877,124     1,701,640
                                                -----------   -----------
                                                $ 6,388,128   $ 6,096,700
    Less accumulated depreciation and
        amortization                             (2,514,398)   (2,256,862)
                                                -----------   -----------
                                                $ 3,873,730   $ 3,839,838
                                                -----------   -----------
Other Assets
  Goodwill and other intangible assets              979,492       998,254
  Deferred tax asset                              1,130,000     1,130,000
  Other assets                                       57,250        57,250
                                                -----------   -----------
    Total Other Assets                          $ 2,166,742     2,185,504
                                                -----------   -----------
        Total Assets                            $14,952,234   $13,223,064
                                                -----------   -----------
                                                -----------   -----------

                         NORTECH SYSTEMS INCORPORATED
                         BALANCE SHEETS
                         JUNE 30, 1996 and DECEMBER 31, 1995


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 JUNE 30      DECEMBER 31
                                                   1996           1995
                                                (UNAUDITED)    (AUDITED)
                                                -----------   -----------
Current Liabilities:
  Current maturities of long-term debt          $   256,091   $   283,100
  Line of credit                                          0             0
  Accounts payable                                1,719,231     1,054,880
  Accured payrolls and commissions                  672,800       407,016
  Other                                             183,506       173,217
                                                -----------   -----------
      Total Current Liabilities                 $ 2,831,628   $ 1,918,213
                                                -----------   -----------
Long-Term Debt
  Notes Payable (net of current
  maturities shown above)                       $ 4,640,903   $ 3,768,685
                                                -----------   -----------

Redeemable Stock                                $   968,400   $ 1,500,000

Shareholders' Equity:
  preferred stock, $1 par value;
   1,000,000 shares authorized; 250,000
   shares issued and outstanding                $   250,000   $   250,000
  common stock - $.01 par value; 9,000,000
   shares authorized; 2,200,863 and
   2,194,305 shares issued and outstanding,
   net of redeemable shares reported above,
   at March 31, 1996 and December 31, 1995,
   Respectively                                      22,009        22,009
  additional paid-in capital                     11,242,672    11,242,672
  accumulated deficit                            (5,003,378)   (5,478,515)
                                                -----------   -----------
      Total Shareholders' Equity                $ 6,511,303   $ 6,036,166
                                                -----------   -----------
      Total Liabilities, Redeemable
        Stock and Shareholders' Equity          $14,952,234   $13,223,064
                                                -----------   -----------
                                                -----------   -----------

                         NORTECH SYSTEMS INCORPORATED
                         STATEMENTS OF INCOME
                         FOR THE THREE MONTHS ENDED
                         JUNE 30, 1996 AND JUNE 30, 1995


                                                 JUNE 30        JUNE 30
                                                   1996           1995
                                                (UNAUDITED)    (UNAUDITED)
                                                -----------    -----------
Sales                                            $6,622,903     $4,374,899

Cost of Sales                                     5,408,628      3,410,099
                                                 ----------     ----------
   Gross Profit                                  $1,214,275     $  964,800

Selling, General and Admin.                         630,196        580,877
Engineering/Reseach & Development                   119,217         43,157
Misc. (Income) Expense, net                           3,669        (30,801)
Interest Expense                                     76,441         27,612
                                                 ----------     ----------

Net Income Before Tax Provision                  $  384,752     $  343,955

   Tax Provision                                     96,200         99,906
                                                 ----------     ----------
   Net Income                                    $  288,552     $  244,049
                                                 ----------     ----------
                                                 ----------     ----------
Income (Loss) per Share of Common Stock

  Net income per Share of Common Stock           $     0.12     $     0.10
                                                 ----------     ----------
                                                 ----------     ----------
Weighted Average Number of Shares
   Outstanding                                    2,362,263      2,522,852
                                                 ----------     ----------
                                                 ----------     ----------

                         NORTECH SYSTEMS INCORPORATED
                         STATEMENTS OF INCOME
                         FOR THE SIX MONTHS ENDED
                         JUNE 30, 1996 AND JUNE 30, 1995

                                                 JUNE 30        JUNE 30
                                                   1996           1995
                                                (UNAUDITED)    (UNAUDITED)
                                                -----------    -----------
Sales                                           $12,197,889    $ 8,000,163

Cost of Sales                                     9,977,259      6,361,458
                                                -----------    -----------
   Gross Profit                                 $ 2,220,630    $ 1,638,705

Selling, General and Admin.                       1,223,304        985,325
Engineering/Reseach & Development                   192,583         72,460
Misc. (Income) Expense, net                           3,611        (56,090)
Interest Expense                                    163,186         49,054
                                                -----------    -----------

Net Income Before Tax Provision                 $   637,946    $   587,956

   Tax Provision                                    159,500         99,906
                                                -----------    -----------
   Net Income                                   $   478,446    $   488,050
                                                -----------    -----------
                                                -----------    -----------
Income (Loss) per Share of Common Stock

   Net income                                   $      0.20    $      0.21
                                                -----------    -----------
                                                -----------    -----------
Weighted Average Number of Shares
   Outstanding                                    2,362,263      2,328,658

                         NORTECH SYSTEMS INCORPORATED
                         STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED
                         JUNE 30, 1996 AND JUNE 30, 1995

                                                 JUNE 30        JUNE 30
                                                   1996           1995
                                                (UNAUDITED)    (UNAUDITED)
                                                -----------    -----------
Cash Flows from Operating Activities
  Net Income                                    $   478,446    $   488,050
  Adjustments to reconcile net income to
  net cash used by operating activities:
    Depreciation and amortization                   257,536        141,382
Changes in Operating Assets and Liabilities:
    Accounts receivable                          (1,174,911)      (853,174)
    Inventories                                    (845,611)    (1,134,498)
    Prepaid expenses                               (137,219)      (633,347)
    Other assets                                     18,762       (566,629)
    Accounts payable                                664,351        652,628
    Accured payrolls                                265,784        133,086
    Other accruals                                   10,289          2,691
                                                -----------    -----------
      Net cash used by operating act.              (462,573)     1,199,811

Cash Flows from Investing Activities:
    Acquistion of equipment                        (291,428)      (184,420)
    Acquistion of Comp. assets                            0        697,210
    Net Proceeds Under line line of credit                0              0
    Proceeds from Sale of Stock                           0      1,202,198
    Redemption of Stock/other                      (531,600)             0
    Payment of Pref. Stock Dividend                       0        (14,514)
                                                -----------    -----------
      Net cash provided (used) by
        investing act.                             (823,028)       306,054

Cash Flows from Financing Activities:
  Net borrowing of L/T debt                         925,000        340,601
  Payments of long term debt                        (52,781)       (59,763)
  Change in current debt                            (30,319)       (11,121)
      Net cash provided by financing            -----------    -----------
      activities                                    841,900        269,717
                                                -----------    -----------
Net (Decrease) in Cash                             (443,701)      (629,040)

Cash at Beginning of Period                         924,590        841,702
                                                -----------    -----------
Cash at End of Period                           $   480,889    $   217,662
                                                -----------    -----------
                                                -----------    -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR PERIOD ENDED JUNE 30, 1996

For the quarter ended June 30, 1996, the Company had revenues of $6,622,903 compared to revenues of $4,374,899 for the quarter ended June 30, 1995. The increase in revenues resulted primarily from the additional revenues generated by the recently acquired Aerospace Division. The Company previously completed this acquisition in August, 1995. The net income for the three months ended June 30, 1996 was $288,552 or $.12 per share, compared to a net income of $244,049 or $.10 per share, for the three months ended June 30, 1995. The net income for the quarter ended June 30, 1996 was primarily impacted by the continuing expending funds on Company-sponsored research and development of large-screen, high resolution video monitors for the Imaging Division and the recognition of income tax expense.

For the six month period ended June 30, 1996, the Company had revenue of $12,197,889 compared to revenue of $8,000,163 for the six months ended June 30, 1995. The net income for the six months ended June 30, 1996 was $478,446 or $.20 per share compared to a net income of $488,050 or $.21 per share, for the six months ended June 30, 1995. The 1996 net income reflects an income after recording a tax expense of $159,500 compared to tax expense of $99,906 recorded in 1995.

The Company's 90 day order backlog was $5,972,900 as of June 30, 1996, compared to $6,284,000 at the beginning of the quarter. Based on the current conditions, the Company anticipates revenue levels in the third quarter of 1996 to be about the same as the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's working capital increased to $6,080,134 during the first quarter of 1996, compared to $5,279,509 as of December 31, 1995. The Company believes that its financial stability will continue to improve during 1996 and would expect that its operating cash flow and available credit facilities will be sufficient to fund the expected growth in the near term.

EQUITY

During April 1996, 88,600 shares of the Company's common stock was placed back to the Company under the terms of the final agreement in the acquisition of Monitor Technology Corporation. Under the terms of this agreement, the stock had a repurchase price of $6.00 per share.

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

Dated:     August 13, 1996             NORTECH SYSTEMS INCORPORATED
       -----------------------

                                        By:     Quentin E. Finkelson
                                           -------------------------------
                                           Quentin E. Finkelson
                                           President & Chief Executive Officer


                                        By:       Garry M. Anderly
                                           -------------------------------
                                           Garry M. Anderly
                                           Principal Financial & Accounting
                                           Officer