Form 10-Q
period 1996-09-30
NORTECH SYSTEMS INC
filed 1996-11-13
CIK 722313

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  D.C. 20549
                                      FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934
     For the quarterly period ended  September 30, 1996.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition period from ___________ to ___________.

Commission File Number 0-13257.

                             NORTECH SYSTEMS INCORPORATED
                            -----------------------------
                (Exact name of registrant as specified in its chapter)

    MINNESOTA                                            41-1681094
---------------------------------      --------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
   Incorporation or organization)


     641 East Lake Street  -  Suite 234  -  Wayzata,  MN                  55391
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Codes)


    (612) 473-4102
--------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

    None
-------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
Common Stock,  $.01 per share per value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes      X                    No
       -------                         -------

                    APPLICABLE  ONLY  TO  CORPORATE  REGISTRANTS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable data.

As of October 31, 1996, there were 2,362,263 shares of the Company's $.01 per share par value common stock outstanding.



(The remainder of this page was intentionally left blank.)

                             NORTECH SYSTEMS INCORPORATED
                                      FORM 10-Q
                           QUARTER ENDED SEPTEMBER 30, 1996

                                        INDEX

                                                                         PAGE

PART I  -  FINANCIAL INFORMATION

    Item 1  - Financial Statements ....................................... 4-8

    Item 2  - Management's Discussion, Analysis of Financial Condition
                   and Results of Operations .............................  9

PART II  -  OTHER INFORMATION

    Item 2  - Exhibits and Reports on Form 8-K ...........................  10

SIGNATURES ................................................................  11

                          NORTECH SYSTEMS INCORPORATED
                          BALANCE SHEETS
                          SEPTEMBER 30, 1996 and DECEMBER 31, 1995

                                                SEPT. 30        DECEMBER 31
          ASSETS                                  1996              1995
                                              (UNAUDITED)         (AUDITED)
                                             -------------        ------------
Current Assets
    Cash and cash equivalents                $     589,937       $     924,590
    Accounts receivable, net                     2,816,629           1,856,219
    Inventories:
      Finished goods                               140,514             205,879
      Work in process                            1,694,446           1,676,949
      Raw materials                              3,142,126           1,972,384
                                             -------------        ------------
        Total inventories                    $   4,977,086       $   3,855,212


    Prepaid expenses and other                     532,478             561,701
                                             -------------        ------------
        Total current assets                 $   8,916,130       $   7,197,722
                                             -------------        ------------
PLANT, Property, and Equipment (at Cost)
    Land and Building/leaseholds             $   2,129,647       $   2,005,859
    Manufacturing equipment                      2,908,700           2,389,201
    Office and other equipment                   1,677,886           1,701,640
                                             -------------        ------------
                                             $   6,716,233       $   6,096,700

    Less accumulated depreciation and
        amortization                            (2,663,651)         (2,256,862)
                                             -------------        ------------
                                             $   4,052,582       $   3,839,838
                                             -------------        ------------
Other Assets
  Goodwill and other intangible assets             826,660             998,254
  Deferred tax asset                             1,130,000           1,130,000
  Other assets                                      57,250              57,250
                                             -------------        ------------
    Total Other Assets                      $    2,013,910           2,185,504
                                             -------------        ------------
        Total Assets                        $   14,982,622       $  13,223,064
                                             -------------        ------------
                                             -------------        ------------

                         NORTECH SYSTEMS INCORPORATED
                         BALANCE SHEETS
                         SEPTEMBER 30, 1996 and DECEMBER 31, 1995

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       SEPT. 30     DECEMBER 31
                                                         1996          1995
                                                      (UNAUDITED)    (AUDITED)
                                                      -----------   ------------
Current Liabilities:
  Current maturities of long-term debt                 $  200,984   $   283,100
   Line of credit                                               0             0
  Accounts payable                                      1,286,653     1,054,880
  Accured payrolls and commissions                        615,201       407,016
  Other                                                   387,711       173,217
                                                       ----------   ------------
    Total Current Liabilities                          $2,490,549  $  1,918,213
                                                       ----------   ------------
Long-Term Debt
  Notes Payable (net of current
  maturities shown above)                              $4,813,556  $  3,768,685
                                                       ----------   ------------

Redeemable Stock                                       $  968,400  $  1,500,000

Shareholders' Equity:
  preferred stock, $1 par value;
   1,000,000 shares authorized; 250,000
   shares issued and  outstanding                      $  250,000       250,000
  common stock - $.01 par value; 9,000,000
   shares authorized; 2,200,863 and 2,194,305 shares
   issued and outstanding, net of redeemable shares
   reported above,at September 30, 1996 and
  December 31, 1995, Respectively                          22,009        22,009
  additional paid-in capital                           11,242,672    11,242,672
  accumulated deficit                                  (4,804,564)   (5,478,515)
                                                       ----------   ------------
        Total Shareholders' Equity                     $6,710,117  $  6,036,166
                                                       ----------   ------------

        Total Liabilities, Redeemable Stock and
        Shareholders' Equity                          $14,982,622   $ 13,223,064
                                                       ----------   ------------
                                                       ----------   ------------

                      NORTECH SYSTEMS INCORPORATED
                      STATEMENTS OF INCOME (LOSS)
                      FOR THE THREE MONTHS ENDED
                      SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995



                                                SEPT 30        SEPT 30
                                                 1996           1995
                                              (UNAUDITED)   (UNAUDITED)
                                              -----------    -----------
SALES                                       $   6,143,457   $  5,449,175

Cost of Sales                                   5,047,285      4,482,206
                                              -----------    -----------

  Gross Profit                              $   1,096,172   $    966,969

Selling, General and Admin.                       672,247        530,032
Engineering/Reseach & Development                  88,188         52,679
Misc. (Income) Expense, net                       (10,894)       (27,609)
Interest Expense                                   88,463         92,797
                                              -----------    -----------


Net Income  Before Tax Provision            $     258,168   $    319,070

  Tax Provision                                    54,542        106,482
                                              -----------    -----------



  Net Income                                $     203,626   $    212,588
                                              -----------    -----------
                                              -----------    -----------


Income (Loss) per Share of Common Stock

  Net income per Share of Common Stock      $        0.09   $       0.09
                                              -----------    -----------
                                              -----------    -----------

Weighted Average Number of Shares
  Outstanding                                   2,362,263      2,384,431
                                              -----------    -----------
                                              -----------    -----------

                NORTECH SYSTEMS INCORPORATED
                STATEMENTS OF INCOME
                FOR THE NINE MONTHS ENDED
                SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                             SEPT 30          SEPT 30
                                               1996             1995
                                           (UNAUDITED)       (UNAUDITED)
                                          -------------     -------------
SALES                                    $   18,341,346    $   13,449,338
                                          -------------     -------------
Cost of Sales                                15,024,544        10,843,664
                                          -------------     -------------
  Gross Profit                           $    3,316,802    $    2,605,674

Selling, General and Admin.                   1,895,551         1,515,357
Engineering/Reseach & Development               280,771           125,139
Misc. (Income) Expense, net                      (7,283)          (83,699)
Interest Expense                                251,649           141,852
                                          -------------     -------------



Net Income  Before Tax Provision         $      896,114    $      907,025

  Tax Provision                                 215,710           206,387
                                          -------------     -------------

  Net Income                             $      680,404    $      700,638
                                          -------------     -------------
                                          -------------     -------------


Income per Share of Common Stock

  Net income per share of Common Stock   $         0.29    $         0.30
                                          -------------     -------------
                                          -------------     -------------
Weighted Average Number of Shares
  Outstanding                                 2,362,263         2,333,506

                    NORTECH SYSTEMS INCORPORATED
                    STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                                   SEPT 30        SEPT 30
                                                     1996           1995
                                                 (UNAUDITED)     (UNAUDITED)
                                                  ----------     ----------
Cash Flows from Operating Activities
 Net Income                                      $   680,404    $   700,638
 Adjustments to reconcile net income to
 net cash used by operating activities:
  Depreciation and amortization                      406,789        247,170
Changes in Operating Assets and Liabilities:
  Accounts receivable                               (960,410)    (1,554,367)
  Inventories                                     (1,121,874)    (2,353,587)
  Prepaid expenses                                    29,223         78,525
  Other assets                                       171,594       (849,940)
  Accounts payable                                   231,773        941,222
  Accured payrolls                                   208,185        115,233
  Other accruals                                     214,494        221,506
                                                  ----------     ----------
   Net cash used by operating act.                  (139,822)    (2,453,600)

Cash Flows from Investing Activities:
  Acquistion of equipment                           (619,533)    (2,472,728)
  Acquistion of Comp. assets                               0              0
  Net Proceeds Under Line of Credit                        0        500,000
  Proceeds from Sale of Stock                              0      1,201,531
  Redemption of Stock/other                         (531,600)             0
  Payment of Pref. Stock Dividend                          0        (14,181)
                                                  ----------     ----------

    Net cash used by investing act.               (1,151,133)      (785,378)

Cash Flows from Financing Activities:
    Net borrowing of Long Term debt                1,125,000      3,120,000
    Payments of long term debt                       (80,128)      (122,882)
   Change in current debt                            (88,570)       186,030
                                                  ----------     ----------
    Net cash provided by financing
    activities                                       956,302      3,183,148
                                                  ----------     ----------

Net (Decrease) in Cash                              (334,653)      (55,830)

Cash at Beginning of Period                          924,590        841,702
                                                  ----------     ----------

Cash at End of Period                            $   589,937    $   785,872
                                                  ----------     ----------
                                                  ----------     ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR PERIOD ENDED SEPTEMBER 30, 1996

For the quarter ended September 30, 1996, the Company had revenues of $6,143,458 compared to revenues of $5,449,175 for the quarter ended September 30, 1995. The increase in revenues resulted primarily from the additional revenues generated by the recently acquired Aerospace Division. The Company previously completed this acquisition in August, 1995. The net income for the three months ended September 30, 1996 was $203,626 or $.09 per share, compared to a net income of $212,588 or $.09 per share, for the three months ended September 30, 1995.

For the nine month period ended September 30, 1996, the Company had revenue of $18,341,346 compared to revenue of $13,449,338 for the nine months ended September 30, 1995. The net income for the nine months ended September 30, 1996 was $680,404 or $ .29 per share compared to a net income of $700,638 or $.30 per share, for the nine months ended September 30, 1995. The 1996 net income reflects an income after recording a tax expense of $159,500 compared to tax expense of $206,387 recorded in 1995 and continuing to expend funds on Company-sponsored research and development of large-screen, high resolution video monitors for the Imaging Division.

The Company's 90 day order backlog was $6,147,564 as of September 30, 1996, compared to $5,972,900 at the beginning of the quarter. Based on the current conditions, the Company anticipates revenue levels in the fourth quarter of 1996 to be about the same as the third quarter of 1996 from the current operations.

LIQUIDITY AND CAPITAL RESOURCES.


The Company's working capital increased to $6,425,582 during the third quarter of 1996, compared to $5,279,509 as of December 31, 1995. The Company believes that its financial stability will continue to improve during 1996 and would expect that its operating cash flow and available credit facilities will be sufficient to fund the expected growth from the current operations in the near term.

ACQUISITION

On November 4, 1996 the company completed the acquisition of the assets of Zercom Corporation, a division of Communication System, Inc.

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





Dated:  November 11, 1996         NORTECH SYSTEMS INCORPORATED
        -------------------


                                  By: /s/Quentin E. Finkelson
                                     ------------------------------------
                                     Quentin E. Finkelson
                                     President & Chief Executive Officer



                                  By: /s/Garry M. Anderly
                                     ------------------------------------
                                     Garry M. Anderly
                                     Principal Financial & Accounting Officer