Form 10-K
period 1996-12-31
NORTECH SYSTEMS INC
filed 1997-03-31
CIK 722313

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.  C.  20549

(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

(  )    TRANSITION REPORT PURSUANT TO SECTION 13  OR   15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
                              --------------------------  ----------------------

Commission file number   0-13257
                        ---------

                          NORTECH SYSTEMS INCORPORATED
                         -------------------------------
           (Exact name of registrant as specified in its chapter)

            Minnesota                                             41-16810894
 --------------------------------                        ----------------------
 (State or other jurisdiction of                           (I. R. S.  Employer
  incorporation or organization)                           Identification No.)

           641 East Lake St.,  Suite 244 Wayzata,  MN            55391
        ----------------------------------------------         ---------
        (Address of principal executive offices)               (Zip code)

Registrant's telephone No.,  including area code:            (612)  473-4102

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock,  $.01 per share par value.

Indicate by check mark whether the registrant   (1)  has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X                                                    NO
    --------                                                   ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated byreference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based upon the $4.875 per share average of the closing bid and asked prices, respectively, on February 28, 1997 for the shares of common stock of the Company, the aggregate market value of the Company's common stock held by non-affiliates as of such date was $6,297,847.


As of February 28, 1997 there were 2,362,262 shares of the Company's $.01 per share par value common stock outstanding.


(The remainder of this page was intentionally left blank.)

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of the Annual Report on Form 10-K:

Parts of Annual Report                             Documents Incorporated
    on Form 10-K                                  by Reference

Part III

     Item 10                                      Reference is made to the
          11                                      Registrant's proxy statements
          12                                      to be used  in connection with
                                                  the 1996 Annual Shareholders'
                                                  meeting and filed with the
                                                  Securities and Exchange
                                                  Commission no later than April
                                                  30,1997.


Part IV

     Item 14 Reference is made to the Asset Purchase Agreement used in the acquisition of the Zercom
                                                  Division.  The agreement was
                                                  filed with Form 8-K report
                                                  date November 4, 1996 and
                                                  filed November 12, 1996.


(The remainder of this page was intentionally left blank)

                          NORTECH SYSTEMS INCORPORATED
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                      INDEX

                                                                          PAGE
PART I

Item 1.   Business                                                        5-9

Item 2.   Properties                                                     9-10

Item 3.   Legal Proceedings                                                10

Item 4.   Submission of Matters to a Vote of Security Holders              10

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                           10-11

Item 6.   Selected Financial Data                                          12

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           13-15

Item 8.   Consolidated Financial Statements                             16-38

Item 9.   Changes in and Disagreements on Accounting and
          Financial Disclosure                                             39

PART III

Item 10.  Directors and Executive Officers of the Registrant               39

Item 11.  Executive Compensation                                           39

Item 12.  Security Ownership of Certain Beneficial Owners and Management   39

Item 13.  Certain Relationships and Related Transactions                   39

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
          Form 8-K                                                      40-42

Signatures                                                                 43

                                     PART I

ITEM 1.   BUSINESS

DESCRIPTION OF BUSINESS

Nortech Systems Incorporated (the "Company") is a Minnesota corporation organized in December 1990. Prior to December 1990, the Company operated as DSC Nortech, Inc. , which filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code during 1990. The business and assets of DSC Nortech, Inc., were transferred to Nortech Systems Incorporated during 1990.
The Company's headquarters are in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. The Company's maintains various manufacturing facilities in Minnesota locations of Bemidji, Fairmont, Plymouth, Aitkin, and Merrifield as well as Augusta, Wisconsin. The Company manufactures wire harnesses, cables, electronic sub-assemblies and components as well as large-screen, high
resolution video monitors for radar, document and medical imaging.   The Company
provides a full "turnkey" contract manufacturing service to its customers. A majority of revenue is derived from products which are built to the customer's design specifications. Nortech Medical Services, Inc., its wholly owned subsidiary, provides service bureau and office management services to physicians and clinics throughout Minnesota.

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

The strategy of the Company in that regard has been to expand its customer base, and has added several new customers from various industries; including Companies engaged in the production of medical products, super computers, mid-size and micro computer business systems, defense industry product and industrial products. The Company strategy is to develop a customer base spanning several industry segments to avoid the affects of fluctuations within a given industry. Some of the Company's major customers are Cray Research, G.E. Medical Systems, Hughes Defense, and SPX Corporation.

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

In March 1995, the Company acquired all of the assets of Monitor Technology Corporation. The Company has continued the business of Monitor Technology Corporation which is the manufacturing of large-screen, high resolution video monitors for radar, document and medical imaging. In addition, this division provides repair services on internally and externally produced monitors.

In August 1995, the Company acquired all the assets of the Aerospace Division of Communication Cable, Inc. The Company has continued the business formally conducted by Aerospace which involves the manufacturing of custom designed, high-technology electronic cable assemblies for various applications.

In November 1996, the Company acquired the inventory and fixed assets of Zercom Corporation, a subsidiary of Communication Systems, Inc. The Company has been, and continues to be a contract manufacturer of electronic sub-assemblies and components. Zercom Corporation also manufactures a line of proprietary products for sport fishermen, including the Clearwater Classic and Clearwater Pro fish locators.

Since the Company's inception, substantially all revenues generated have been directly related to the contract manufacturing industry. Therefore, segmented financial information is not included in this report.

MARKETING AND SALES

BUSINESS STRATEGY.
The Company believes the electronic manufacturing sub-contracting business is emerging from a small job shop oriented business into a dynamic, high technology electronics industry. The first market segment the Company has entered is the wire harness and cable assemblies market. The Company intends to expand from this market segment into complete electromechanical assemblies using the resources acquired from the recent addition of Zercom Corporation. Many companies no longer perform this type of work on a captive, in-house basis, as they are finding that independent subcontractors can more cost effectively perform this specialized work.

As part of the Company's commitment to quality, the Bemidji location became ISO 9002 Certified in July 1995 and has actively maintained this certification. The Company believes this certification will benefit its current customer base as well as attract new business opportunities.

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

MARKETING.
The Company is continuing to concentrate its marketing activities in the medical, industrial and military manufacturing industries. The emphasis continues to be on mature companies which require a contract manufacturer with a high degree of manufacturing and quality sophistication, including statistical process control (SPC) and statistical quality control (SQC). The Company has initiated efforts to expand its markets beyond the Upper Midwest area, which presently extends east to the Ohio/Michigan area, south to Missouri, and west to Colorado. New market opportunities are continuously being pursued. The Company markets its products and services primarily through manufacturers' representatives. The Company's marketing strategy emphasizes the sophistication of its manufacturing services. The basic systems, procedures, and disciplines normally associated with a mature corporate environment are in place. All the Company's employees are well trained in SPC and SQC.

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

PATENTS AND LICENSES

The Company is not presently dependent on a proprietary product requiring licensing, patent, copyright or trademark protection. There are no revenues derived from a service-related business for which patents, licenses, copyrights and trademark protection are necessary for successful operations. However, the Company does own the rights to manufacture certain patented products. For the year ending December 31, 1996, revenues related to this production were not material to the financial results.

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

The Company's 90 day order backlog was approximately $4,513,000 on December 31, 1995 and approximately $6,127,000 on December 31, 1996.

MAJOR CUSTOMERS

The Company sells its products to companies in the computer, medical, governmental and various other industries. Historically, the Company has not experienced significant losses related to the receivables from customers in any particular industry or geographic area.

Two customers, G.E. Medical Systems, and Cray Research, Inc. accounted for approximately 17.5%, and 11.3% of sales, respectively for the year ended December 31, 1996.

RESEARCH AND DEVELOPMENT

The Company expended $273,697 in 1996 and $124,919 in 1995 on Company-sponsored research and development. This research is related to the development of large-
screen, high resolution video monitors for the imaging division.   In 1994, no
funds were expended on Company-sponsored research.

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

EMPLOYEES

The Company has 438 full-time and 99 part-time employees as of February 15, 1997, consisting of 502 employees in manufacturing, manufacturing product support and medical support services and 35 in general administration.

ITEM 2.   PROPERTIES

The Company's headquarters consist of approximately 1,500 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota. The Company has a lease for a five year term that expires in October 2001. The Company owns its Bemidji, Minnesota facility consisting of eight acres of land and 60,000 square feet of office and manufacturing space and leases another 8000 square feet of manufacturing and office space in Augusta, Wisconsin.

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

In connection with the Zercom acquisition, the Company acquired the building with approximately 45,800 square feet in Merrifield, Minnesota. This facility is used for the building of surface mount printed circuit board assemblies and electro-mechanical assemblies. A leased building in Aitkin, Minnesota provides 10,750 square feet for video cable assembly and is leased for a term that terminates December 1, 2005.

The Company believes that each of these locations is adequate and will be adequate in the foreseeable future for their manufacturing needs.

ITEM 3.    LEGAL PROCEEDINGS
None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol NSYS. Prior to October 11, 1995, the stock was traded on the NASDAQ Small Cap Market.

The high and low bid quotations for the Company's Common Stock for each quarterly period within the two most recent years were as follows:

       Quarter Ended:                                   Low            High
       -------------                                    ---            ----

     March 31, 1995                                   $3.000          $4.000
     June 30, 1995                                    $3.000          $4.250
     September 30, 1995                               $3.250          $6.000
     December 31, 1995                                $4.750          $8.500

     March 31, 1996                                   $6.000          $9.000
     June 30, 1996                                    $6.000          $8.000
     September 30, 1996                               $5.000          $7.250
     December 31, 1996                                $5.250          $6.750

The low and high quotations set forth above are as reported by NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

As of March 1, 1997, there were approximately 1,419 holders of shares of the Company's Common Stock. The Company has never paid a cash dividend on shares of its Common Stock and does not intend to pay cash dividends in the foreseeable future.



(The remainder of this page was intentionally left blank.)

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

ITEM 6.   SELECTED FINANCIAL DATA


                                                  FOR THE YEARS ENDED:
-----------------------------------------------------------------------------------------------------
                             *             **

                      Dec. 31, 1996   Dec. 31, 1995     Dec.31, 1994    Dec.31,1993      Dec.31, 1992
                      -------------   -------------     ------------    -----------      ------------

Sales                    26,182,821     18,305,928       12,820,709      11,705,833        7,299.916

Income (Loss) Form
Continuing Operations       446,029      1,331,924        1,183,406       1,042,556          636,723

Income (Loss) Per
Common Share from
Continuing Operations       .19            .55              .54             .47              .28


Total Assets             22,152,629     13,223,064        6,647,897       6,553,291        5,284,001


Total Long-Term          10,910,757      3,768,685          746,755         858,437          977,635
   Debit


*    Company acquired the assets of Zercom Corporation in November, 1996.
** Company acquired the assets of Monitor Technology in March, 1995, and of Aerospace Systems in August, 1995.
NOTE: For additional selected Financial Data (Past two years by quarter information)


              See note 12 of the Consolidated Financial Statement.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS, YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

REVENUES.
For the years ended December 31, 1996, and 1995 the Company had sales of $26,182,821 and $18,305,928, respectively. The increase of $7,876,893, or 43%
resulted primarily from additional revenues generated by the acquisitions which were completed in 1995 and 1996. For the year ended December 31, 1994 the
Company had sales of $12,820,709.   The approximate 42.8% increase in sales in
1995 was attributable primarily to increased sales in the medical and automotive industries offset by the reduced sales to the mid-sized computer industries as well as revenues from the newly acquired divisions.

GROSS PROFIT.
The Company had gross profit of $5,184,198 (before one time write offs) in 1996, $3,764,840 in 1995, and $2,598,569 in 1994. Gross profits as a percentage of gross sales were 19.8% in 1996 (before one time write-offs), 20.6% in 1995, and 20.3% in 1994. In 1996, the Company experienced certain items which are considered unusual events for their operations. Due to evolving customer requirements, the Company wrote off certain inventories from two of the divisions. A total of $544,000 in inventories was written off from the Bemidji and Imaging balance sheets. The customer marketplace is complex and ever changing, but with the current inventory and production mix, the Company believes they are well poised to address the needs of their current customers as they continue to pursue additional growth markets. After the one time write-offs, gross profit margin for 1996 was 17.7%.

The decrease in gross profit percent from 1995 to 1996 is due to an increase in materials as a percent of total cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE.
Selling, general, and administrative expenses were $3,306,311 in 1996, $2,280,105 in 1995, and $1,647,797 in 1994. The increases in each year reflects additional selling, general and administrative expenses associated with the acquisitions.

MISCELLANEOUS INCOME.
Miscellaneous income was $32,064 in 1996, $177,967 in 1995, and $86,307 in 1994.
The miscellaneous income resulted primarily from charges for miscellaneous services.

INTEREST EXPENSE.
Interest expense was $475,057 in 1996,  $240,562 in 1995, and $117,835 in 1994.
The increased expense for 1996 and 1995 is due to the increased debt from acquired operations.

INCOME TAXES.
Income tax expense for 1996 was $192,000. Tax expense was not recorded in 1995 because of additional net operating loss carryforwards (NOL's) of approximately $2,504,000 which were recognized because of final tax regulations. The regulations clarified that tax carryforwards attributes in a Chapter 11 bankruptcy prior to December 31, 1993 where stock was issued for debt, need not be reduced by cancellation income. The tax benefit of approximately $851,000 created by additional NOL's was partially offset by a $300,000 increase in the deferred tax valuation allowance.

Realization of the deferred tax asset is dependent upon the Company generating sufficient taxable earnings in future periods. In determining that realization of the deferred tax asset is more likely than not, the Company gave consideration to recent earnings history, its expectation for taxable earnings in the future and the expiration dates associated with tax carryforwards.

Tax benefits of $245,794 were recorded in 1994 due to the reduction in the deferred tax valuation allowance of $600,000 due to the realization of net operating loss carryforwards.

NET INCOME.
The Company's net income in 1996 was $446,029 or $.19 per common share. The Company's net income in 1995 was $1,331,924 or $.55 per common share. The Company's net income in 1994 was $1,183,406 or $.54 per common share. The Company believes that the effect of inflation on past operations has not been significant and anticipates that inflation will not have a significant impact on future operations.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital rose from $5,279,509 as of December 31, 1995 to $8,498,531 on December 31, 1996. Stockholders equity increased from $6,036,166 as of December 31, 1995 to $7,151,192 on December 31, 1996 due to the Company's 1996 net income and the reclassification to equity of $668,400 of redeemable stock. This reclassification occurred because the put option on 111,400 shares was not exercised. The Company's liquidity and capital resources have improved substantially, and the Company believes that its' future financial requirements can be met with funds generated from the operating activities and from the Company's operating line of credit.

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

In November 1996, the Company acquired the inventory and fixed assets of Zercom Corporation, a subsidiary of Communication Systems, Inc. The Company has been, and continues to be a contract manufacturer of electronic sub-assemblies and components. Zercom Corporation also manufactures a line of proprietary products for sport fishermen, including the Clearwater Classic and Clearwater Pro fish locators.

These acquisitions are expected to positively impact future operations and enhance the financial condition of the Company over time. However, there are no guarantees of future performance.


(The remainder of this page was intentionally left blank.)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                                                                            PAGE
                                                                            ----
Independent Auditors' Report of :
       Larson, Allen, Weishair & Co., LLP                                    17

Consolidated Financial Statements:

         Consolidated Balance Sheets at December 31, 1996 and 1995.          18

         Consolidated Statements of Income for the years ended
         December 31, 1996, 1995 and 1994.                                   19

         Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 1996, 1995 and1994.                              20

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994.                                21-22


         Notes to Consolidated Financial Statements                       23-38




(The remainder of this page was intentionally left blank.)

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota


We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 1996, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                             LARSON, ALLEN, WEISHAIR & CO., LLP



St. Cloud, Minnesota
February 13, 1997

                              NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                                       DECEMBER 31, 1996 AND 1995


                                                                   1996            1995
                                                              ------------    ------------
                     ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents (Including Interest Bearing Cash
  of $1,069,369 and $906,111 at December 31, 1996 and 1995)   $  1,235,127    $    924,590
 Accounts Receivable, Less Allowance for Uncollectible
  Accounts (1996 - $22,301; 1995 - $6,053)                       3,695,763       1,856,219
 Inventories                                                     6,729,500       3,855,212
 Prepaid Expenses and Other                                         88,821         131,701
 Deferred Tax Asset                                                540,000         430,000
                                                              ------------    ------------
         Total Current Assets                                 $ 12,289,211    $  7,197,722
                                                              ------------    ------------

PROPERTY AND EQUIPMENT (At Cost)
 Land                                                         $    136,300    $    108,300
 Building and Leasehold Improvements                             3,559,155       1,897,559
 Manufacturing Equipment                                         4,588,955       2,389,201
 Office and Other Equipment                                      2,461,997       1,701,640
                                                              ------------    ------------
         Total                                                $ 10,746,407    $  6,096,700
 Accumulated Depreciation                                       (2,875,702)     (2,256,862)
                                                              ------------    ------------
         Total Property and Equipment (At Depreciated Cost)   $  7,870,705    $  3,839,838
                                                              ------------    ------------

OTHER ASSETS
 Goodwill and Other Intangible Assets                         $  1,025,463    $    998,254
 Deferred Tax Asset                                                910,000       1,130,000
 Other Assets                                                       57,250          57,250
                                                              ------------    ------------
         Total Other Assets                                   $  1,992,713    $  2,185,504
                                                              ------------    ------------

         Total Assets                                         $ 22,152,629    $ 13,223,064
                                                              ------------    ------------
                                                              ------------    ------------

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Line of Credit                                               $    500,000    $          -
 Current Maturities of Long-Term Debt                              731,080         283,100
 Accounts Payable                                                1,596,326       1,054,880
 Accrued Payroll                                                   673,303         407,016
 Other Liabilities                                                 289,971         173,217
                                                              ------------    ------------
         Total Current Liabilities                            $  3,790,680    $  1,918,213
                                                              ------------    ------------

LONG-TERM DEBT
 Notes Payable (Net of Current Maturities Shown Above)        $ 10,910,757    $  3,768,685
                                                              ------------    ------------

REDEEMABLE COMMON STOCK
 $.01 Par Value; 50,000 and 250,000 Shares Issued and
  Outstanding at December 31, 1996 and 1995, Respectively
  Redeemable at $6 Per Share                                  $    300,000    $  1,500,000
                                                              ------------    ------------

STOCKHOLDERS' EQUITY
 Preferred Stock, $1 Par Value; 1,000,000 Shares
  Authorized; 250,000 Shares Issued and Outstanding           $    250,000    $    250,000
 Common Stock $.01 Par Value; 9,000,000 Shares
  Authorized; 2,312,362 and 2,200,863 Shares Issued and
  Outstanding, Net of Redeemable Shares Reported Above,
  at December 31, 1996 and 1995, Respectively                       23,124          22,009
 Additional Paid-In Capital                                     11,910,554      11,242,672
 Accumulated Deficit                                            (5,032,486)     (5,478,515)
                                                              ------------    ------------
         Total Stockholders' Equity                           $  7,151,192    $  6,036,166
                                                              ------------    ------------

         Total Liabilities and Stockholders' Equity           $ 22,152,629    $ 13,223,064
                                                              ------------    ------------
                                                              ------------    ------------

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                              1996            1995            1994
                                        -------------   -------------   -------------
SALES                                   $  26,182,821   $  18,305,928   $  12,820,709

COST OF SALES                             (21,555,459)    (14,541,088)    (10,222,140)
                                        -------------   -------------   -------------

GROSS PROFIT                            $   4,627,362   $   3,764,840   $   2,598,569

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                   (3,306,311)     (2,280,105)     (1,647,797)

RESEARCH AND DEVELOPMENT COSTS               (273,697)       (124,919)              -

INTEREST INCOME                                33,668          34,703          18,368

MISCELLANEOUS INCOME                           32,064         177,967          86,307

INTEREST EXPENSE                             (475,057)       (240,562)       (117,835)
                                        -------------   -------------   -------------

INCOME BEFORE INCOME TAX PROVISION      $     638,029   $   1,331,924   $     937,612

INCOME TAX BENEFIT (EXPENSE)                 (192,000)              -         245,794
                                        -------------   -------------   -------------

NET INCOME                              $     446,029   $   1,331,924   $   1,183,406
                                        -------------   -------------   -------------
                                        -------------   -------------   -------------


INCOME PER SHARE OF COMMON STOCK
  Net Income Per Share of Common Stock  $        0.19   $        0.55   $        0.54
                                        -------------   -------------   -------------
                                        -------------   -------------   -------------


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                         2,384,512       2,407,804       2,194,021
                                        -------------   -------------   -------------
                                        -------------   -------------   -------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                            Additional                       Total
                      Preferred   Common      Paid-In     Accumulated    Stockholders'
                        Stock      Stock      Capital       Deficit         Equity
                     ---------   -------   -----------   ------------   -------------
BALANCE
 DECEMBER 31, 1993   $ 250,000   $21,937   $11,226,761   $ (7,948,965)  $   3,549,733

  1994 Net Income            -         -             -      1,183,406       1,183,406

  Issuance of Stock          -         6         2,304              -           2,310

  Dividends Paid             -         -             -        (14,946)        (14,946)
                     ---------   -------   -----------   ------------   -------------

BALANCE
 DECEMBER 31, 1994   $ 250,000   $21,943   $11,229,065   $ (6,780,505)  $   4,720,503

  1995 Net Income            -         -             -      1,331,924       1,331,924

  Issuance of Stock -
   Stock Options             -        50         8,700              -           8,750

  Issuance of Stock -
   Other                     -        16         4,907              -           4,923

  Dividends Paid             -         -             -        (29,934)        (29,934)
                     ---------   -------   -----------   ------------   -------------

BALANCE
 DECEMBER 31, 1995   $ 250,000   $22,009   $11,242,672   $ (5,478,515)  $   6,036,166

  1996 Net Income            -         -             -        446,029         446,029

  Issuance of Stock -
   Other                     -     1,115       667,882              -         668,997
                     ---------   -------   -----------   ------------   -------------

BALANCE
 DECEMBER 31, 1996   $ 250,000   $23,124   $11,910,554   $ (5,032,486)  $   7,151,192
                     ---------   -------   -----------   ------------   -------------
                     ---------   -------   -----------   ------------   -------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                  1996           1995             1994
                                          --------------   -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Received from Customers            $   24,375,341   $  18,114,515   $   13,307,176
  Interest Income Received                        33,668          34,703           18,368
  Cash Paid to Suppliers and Employees       (23,904,901)    (17,379,766)     (11,794,879)
  Interest Expense Paid                         (403,003)       (239,809)        (117,927)
  Income Taxes Paid                             (205,900)        (19,016)         (34,206)
                                          --------------   -------------   --------------
          Net Cash Provided (Used) by
           Operating Activities           $     (104,795)  $     510,627   $    1,378,532
                                          --------------   -------------   --------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Businesses               $   (1,559,492)  $  (2,930,696)  $            -
  Acquisition of Property and Equipment         (718,835)       (458,359)        (224,096)
  Acquisition of Intangible Assets                     -         (82,059)               -
  Purchase of Investments                              -         (56,250)               -
                                          --------------   -------------   --------------
          Net Cash Used by
           Investing Activities           $   (2,278,327)  $  (3,527,364)  $     (224,096)
                                          --------------   -------------   --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds (Payments) Under
   Line of Credit                         $      500,000   $           -   $     (266,533)
  Payments on Long-Term Debt                    (431,453)       (289,294)        (963,178)
  Proceeds from Long-Term Debt                 3,156,115       3,405,180          531,000
  Proceeds from Sale of Stock                        597          13,673            2,310
  Purchase of Redeemable Stock                  (531,600)              -                -
  Payment of Dividends                                 -         (29,934)         (14,946)
                                          --------------   -------------   --------------
          Net Cash Provided (Used) by
           Financing Activities           $    2,693,659   $   3,099,625   $     (711,347)
                                          --------------   -------------   --------------

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                     $      310,537   $      82,888   $      443,089

Cash and Cash Equivalents - Beginning            924,590         841,702          398,613
                                          --------------   -------------   --------------

CASH AND CASH EQUIVALENTS - ENDING        $    1,235,127   $     924,590   $      841,702
                                          --------------   -------------   --------------
                                          --------------   -------------   --------------

NON-CASH TRANSACTIONS
  During 1995 the Company issued $1,500,000 of redeemable Common Stock as part of the purchase of another corporation's net assets.

  During 1996 the Company issued a long-term note payable in the amount of $4,865,390 as part of the purchase price for certain assets of another corporation.

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                        NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                        1996             1995               1994
                                                -------------      -------------      -------------
RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES
  Net Income                                    $     446,029      $   1,331,924      $   1,183,406
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Depreciation and Amortization                     693,456            444,636            245,847
    Deferred Taxes                                    110,000           (100,000)          (280,000)
    (Increase) Decrease in Accounts Receivable     (1,839,544)          (369,380)           365,160
    Decrease in Accounts
     Receivable - Stockholder                               -                  -             35,000
    (Increase) Decrease in Inventory                 (482,103)          (407,932)           173,065
    (Increase) Decrease in Prepaid Assets              42,880            (79,751)            33,507
    Increase (Decrease) in Accounts Payable           541,446            207,835           (391,788)
    Increase (Decrease) in  Accrued Payroll           266,287            (17,852)             6,077
    Increase (Decrease) in Accrued Liabilities        116,754           (498,853)             8,258
                                                -------------      -------------      -------------
          Net Cash Provided (Used) by
           Operating Activities                 $    (104,795)     $     510,627      $   1,378,532
                                                -------------      -------------      -------------
                                                -------------      -------------      -------------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS DESCRIPTION
        Nortech Systems Incorporated (the "Company") is a Minnesota corporation with headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. The Company's main manufacturing facility is located in Bemidji, Minnesota, with additional manufacturing and engineering support locations in Fairmont, Plymouth, Merrifield and Aitkin, Minnesota and Augusta, Wisconsin.

        The Company manufactures wire harnesses, cables, and electromechanical assemblies, printed circuit boards and higher-level assemblies for a wide range of commercial and defense industries. The company also manufactures and markets high performance display monitors for medical imaging, radar document imaging and industrial applications. The Company provides a full "turnkey" contract manufacturing service to its customers. All products are built to the customer's design specifications.

        In addition, the Company also manufactures a line of proprietory products for sport fishermen. Nortech Medical Services, Inc., its wholly owned subsidiary, provides service bureau and office management services to physicians and clinics throughout Minnesota.

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

        DEPRECIATION
        Property and equipment are depreciated by the straight-line and accelerated methods of depreciation. Accelerated depreciation did not materially exceed straight-line depreciation for the years ended December 31, 1996, 1995 and 1994. Depreciation was calculated over estimated useful lives as follows:

          Building and Improvements                               31 Years
          Manufacturing Equipment                              5 - 7 Years
          Office and Other Equipment                           5 - 7 Years


        REVENUE RECOGNITION
        Sales are recorded by the Company when products are shipped to the customer.

        GOODWILL
        Goodwill representing the excess of the purchase price over the fair value of the net assets of the acquired entities (see Note 2), is being amortized on a straight-line basis over the period of expected benefit of fifteen years. Total amortization of goodwill recorded for fiscal years 1996, 1995 and 1994 was $54,614, $30,724 and $-0-, respectively.
        The carrying value of goodwill will be reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period. Should this review indicate that goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of undiscounted cash flows.

        INTANGIBLE ASSETS
        The Company acquired other intangible assets including purchased technology and certification costs in the amount of $42,333 and $82,059 during 1996 and 1995, respectively. These assets are being amortized over a period of 3 to 7 years. The related amortization expense for 1996 and 1995 was $13,152 and $1,096, respectively.

        CASH AND CASH EQUIVALENTS
        The Company considers its investments with an original maturity of three months or less to be cash equivalents. At December 31, 1996 and 1995, the Company had invested excess funds of $266,000 and $285,000, respectively, in repurchase agreements collateralized by government backed securities. Due to the short-term nature of the agreements, the Company does not take possession of the securities, which are instead held at the Company's principal bank from which it purchases the securities.

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

        ADVERTISING
        Advertising costs are charged to operations as incurred. Total amounts charged to expense were $65,234, $17,994 and $16,694 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

        The impact of outstanding options was not material and was not included in the calculation of primary earnings per share.

        Preferred stock issued is noncumulative and nonconvertible.

        ACCOUNTING FOR STOCK-BASED COMPENSATION
        Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," establishes a new fair value based accounting method for stock-based compensation plans. As permitted by the statement, the Company continues to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in determining net income.


NOTE 2  ACQUISITIONS

        In 1996 and 1995 the Company acquired the three businesses described below, which have been accounted for by the purchase method of accounting. The results of the operations of the acquired Companies are included in the Company's consolidated statement of income from the dates of the acquisitions.

        ZERCOM CORPORATION
        On November 4, 1996, the Company acquired substantially all of the assets of Zercom Corporation (Zercom). Zercom is a contract manufacturer of electronic sub-assemblies and components. Zercom also manufactures a line of proprietary products for sport fishermen.

        The purchase price was $6,424,882, consisting of a cash payment of $1,500,000, issuance of promissory notes totalling $4,865,390, and acquisition costs of $59,492.

        The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized on a straight line basis over 15 years.

        ZERCOM CORPORATION (CONTINUED)
        A summary of the purchase price allocation for the 1996 acquisition of Zercom is as follows:

          Net Working Capital Items                           $  2,392,185
          Property, Plant and Equipment                          3,930,872
          Other Assets                                              42,333
          Excess of Cost Over Fair Value of Net Assets
           of Purchased Business                                    59,492
                                                              ------------

               Total                                          $  6,424,882
                                                              ------------
                                                              ------------

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

        In 1996, 88,600 shares were put back to the Company at $6 per share and the put option was not exercised on 111,400 shares. The Company remains contingently liable to repurchase the remaining 50,000 shares, which are in dispute. The Company's obligation under the repurchase agreement is guaranteed by a director of the Company.

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

        A summary of the purchase price allocation for the 1995 acquisitions of MTC and Aerospace is as follows:

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
                                                              ------------
                                                              ------------


        The following proforma unaudited consolidated statements of income for the Company are presented as though the acquisition of Zercom Corporation had occurred on January 1, 1996 and 1995 and the acquisitions of Monitor Technology Corporation and the Aerospace Division of Communication Cable, Inc. had occurred on January 1, 1995.

                         (Unaudited)                     1996           1995
        -----------------------------------------  -------------  -------------

          Revenues                                 $  39,702,215  $  42,283,397
                                                   -------------  -------------
                                                   -------------  -------------

          Net Income                               $     230,045  $   1,887,304
                                                   -------------  -------------
                                                   -------------  -------------

          Net Income Per Share of Common Stock     $        0.10  $        0.78
                                                   -------------  -------------
                                                   -------------  -------------

        The proforma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

NOTE 3  INVENTORIES

        Inventories consist of the following:

                                                   1996           1995
                                              -------------  -------------

          Raw Materials                        $  3,626,665   $  1,972,384
          Work in Process                         1,837,247      1,676,949
          Finished Goods                          1,265,588        205,879
                                              -------------  -------------

                    Total                      $  6,729,500   $  3,855,212
                                              -------------  -------------
                                              -------------  -------------



NOTE 4  SHORT-TERM LINE OF CREDIT

        The Company has a revolving line of credit available at December 31, 1996, for $500,000. The line of credit is with Northern National Bank, accrues interest at the prime rate, matures February 10, 1997, and is secured by accounts receivable, equipment, inventory, general intangibles and a personal guarantee by a shareholder. The interest rate was 8.25% at December 31, 1996. The maximum and average amounts outstanding on short-term lines of credit during 1996, were $500,000 and $266,066, respectively. There was no balance outstanding as of December 31, 1995.


NOTE 5  LONG-TERM DEBT

                       Description                                1996           1995
          ------------------------------------------------   ------------   -------------
          Note Payable - Northern National Bank,
          Revolving Line of Credit, Borrowing Limit of
          $3,000,000, Interest at LIBOR Index Plus 2 1/2%,
          Due June 1998; Secured by Accounts
          Receivable, Equipment, Inventory  and General
          Intangibles                                         $  2,736,179   $ 2,161,179

          Note Payable - Northern National Bank,
          Revolving Line of Credit, Borrowing Limit of
          $1,500,000, Interest at LIBOR Index Plus 2 1/2%,
          Due June 1998; Secured by Accounts
          Receivable, Equipment, Inventory, General
          Intangibles and Personal Guarantee and Stock
          Pledged by a Shareholder                                 680,760             0


NOTE 5  LONG-TERM DEBT (CONTINUED)
          Note Payable - Northern National Bank,
          Line of Credit, Borrowing Limit of $400,000,
          Interest at Bank's Prime, Monthly Payments of
          $7,500 Including Interest, Due December 1998;
          Secured by Accounts Receivable, Equipment,
          inventory and General Intangibles                        200,000              0

          Note Payable - Northern National Bank,
          Interest at LIBOR Index Plus 2 1/2%, Interest
          Only Payments Beginning February 1997,
          Due June 1998; Secured by Accounts
          Receivable, Equipment, Inventory, General
          Intangibles and Personal Guarantee and Stock
          Pledged by a Shareholder                               1,500,000              0

          Notes Payable - Communications Systems, Inc,
          Interest at Prime as Established by First Bank
          Minneapolis, Semi-Annual Principal Payments
          of $200,000 Beginning May 1997,  Due
          November 2001                                          4,865,390              0

          Note Payable - City of Augusta, Interest at
          Prime, Five Annual Payments Beginning
          August 1996, Due August 2000; Secured
          By Leasehold Improvements                                 20,802         40,000

          Note Payable - Northern States Power Company,
          Interest at 6%, Monthly Payments of $483
          Including Interest, Due December 1998;
          Secured by Equipment                                      10,476         15,483

          Note Payable - Northern National Bank,
          Interest at Bank's Prime Plus 2%, Monthly
          Payments of $1,200 Including Interest,
          Due April 2000; Secured by Real Estate                   116,447        120,754

          Note Payable - Midwest Minnesota Community,
          Development Corporation, Interest at 9%,
          Monthly Payments of $2,802 Including Interest,
          Due March 2000; Secured by Real Estate
          and Equipment                                             91,288        115,297


NOTE 5  LONG-TERM DEBT (CONTINUED)
          Note Payable - Midwest Minnesota Community,
          Development Corporation, Interest at 8%,
          Monthly Payments of $1,654 Including Interest,
          Due March 2009; Secured by
          Real Estate and Equipment                                133,858        142,185

          Note Payable - Northern National Bank,
          Interest at 7.5%, Monthly Payments of $5,270
          Including Interest, Due May 1999; Secured by
          Inventory, Equipment, Accounts Receivable
          and General Intangibles                                  187,577        230,608

          Note Payable - Northern National Bank,  Interest
          at LIBOR Index Plus 2 1/2%, Monthly Payments
          of $13,060 Including Interest, Due January
          2001; Secured by Equipment, Accounts
          Receivable and Inventory and General
          Intangibles                                              542,017        640,000

          Note Payable - Northern National Bank, Interest
          at LIBOR Index Plus 2 1/2%, Monthly Payments
          of $5,000 Including Interest, Due January 2001;
          Secured by Equipment, Accounts Receivable,
          Inventory, General Intangibles and Real Estate           493,533        510,000

          Note Payable - Joint Economic Development
          Commission, Inc., Interest at 8.25%, Monthly
          Payments of $1,652 Including Interest, Due
          August 2000; Secured by Building and Land                 63,510         76,279
                                                             -------------   ------------

               Total Long-Term Debt                          $  11,641,837   $  4,051,785
               Current Maturities                                  731,080        283,100
                                                             -------------   ------------
               Long-Term Debt - Net of
               Current Maturities                            $  10,910,757   $  3,768,685
                                                             -------------   ------------
                                                             -------------   ------------

        Maturity requirements by year on long-term debt are as follows:

                    Years Ending December 31,            Amount
                    -------------------------            ------

                              1997                 $     731,080
                              1998                     5,714,488
                              1999                       715,625
                              2000                     1,122,880
                              2001                     3,278,477
                           Later Years                    79,287
                                                   -------------

                              Total                $  11,641,837
                                                   -------------
                                                   -------------


        The maximum and average amounts outstanding on the Company's long-term lines of credit were $3,716,939 and $2,596,711 during 1996, respectively, and $2,161,179 and $400,000 during 1995, respectively.


NOTE 6  LEASE OBLIGATION

        The Company has entered into various operating leases for equipment and office space. Rent expense for the years ended December 31, 1996, 1995 and 1994, was $451,659, $290,799 and $118,672, respectively. The future minimum lease payments are as follows:

                    Years Ending December 31,            Amount
                   ---------------------------          --------

                              1997                  $    337,214
                              1998                       327,675
                              1999                       327,675
                              2000                       190,650
                              2001                        82,575
                                                   -------------

                              Total                 $  1,265,789
                                                   -------------
                                                   -------------

NOTE 7  RELATED PARTY TRANSACTIONS

        Ceridian Corporation is one of the Company's stockholders at December
        31, 1996, 1995 and 1994.    Transactions and balances with Ceridian
        Corporation are as follows:

        CONTRACT FOR DEED - CERIDIAN CORPORATION
        During 1991 the Company entered into a contract for deed with Ceridian Corporation for the purchase of the building and land. The original purchase price was $840,000. The contract was paid off in 1994.

        SALES
        In 1996, 1995 and 1994, sales to Ceridian Corporation represented approximately 1% of total sales in each year.


NOTE 8  INCOME TAXES

        The provision for income taxes for each of the three years in the period ended December 31, 1996, consists of the following:

                                       1996             1995             1993
                                   ----------        ---------      ------------
          Current Taxes - Federal  $   10,000        $  37,000      $    17,183
          Current Taxes - State        72,000           63,000           17,023
          Deferred Taxes              110,000         (100,000)        (280,000)
                                   ----------        ---------      ------------

           Total Expense (Benefit) $  192,000        $       0      $  (245,794)
                                   ----------        ---------      ------------
                                   ----------        ---------      ------------

        Deferred tax assets at December 31, 1996 and 1995, consist of the following:

                                                       1996              1995
                                                  ------------     ------------

          Net Operating Loss (NOL) Carryforwards  $  1,415,000     $  1,635,000
          Tax Credit Carryforwards                     235,000          295,000
          Other                                         40,000           30,000
          Valuation Allowance                         (240,000)        (400,000)
                                                  ------------     ------------

                    Total                         $  1,450,000     $  1,560,000
                                                  ------------     ------------
                                                  ------------     ------------

        The statutory rate reconciliation for each of the three years in the period ended December 31, is as follows:

                                      1996             1995              1994
                                  -----------     ------------       -----------

          Statutory Tax Provision  $  217,000      $   453,000       $  319,000
          State Income Taxes           78,000           80,000           50,000
          Additional NOL
           Carryforwards                    0         (851,000)               0
          Increase (Reduction) in
           Deferred Tax Valuation
           Allowance (Net of
           Expired Tax Credit
           Carryforwards)            (100,000)         300,000         (600,000)
           Other                       (3,000)          18,000          (14,794)
                                   -----------     -----------       -----------
              Income Tax
               Provision
               (Benefit)
               Expense             $  192,000     $          0      $  (245,794)
                                   -----------     -----------       -----------
                                   -----------     -----------       -----------

        The Company has available for Federal income tax purposes, operating loss carryforwards, unused investment credits, and unused research and development credits which may provide future tax benefits, expiring as follows:

                                             Investment          Research and
                          Operating Loss      Tax Credit       Development Tax
   Year of Expiration      Carryforward      Carryforward    Credit Carryforward
   ------------------     --------------     ------------    -------------------

          1997            $            0     $      4,064          $      43,051
          1998                         0           50,888                 97,643
          1999                 3,035,800           39,965                      0
          2001                   767,300                0                      0
          2002                   253,200                0                      0
          2003                   109,700                0                      0
                          --------------     -------------         -------------

          Totals          $    4,166,000      $    94,917           $    140,694
                          --------------     -------------         -------------
                          --------------     -------------         -------------

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

        In 1996 the Company utilized operating loss carryforwards of $642,000 to offset federal taxable income.

        In 1995 the Company utilized operating loss carryforwards of $1,450,000 to offset federal taxable income and $46,000 of research and development credits to offset state tax.

        In 1994 the Company utilized operating loss carryforwards of $932,000 to offset federal taxable income and $126,100 to offset state taxable
        income.   The Company also utilized $33,900 of research and development tax credits to offset state tax.


NOTE 9  PREFERRED STOCK TRANSACTIONS

        The holders of the preferred stock are entitled to a noncumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. Preferred stock dividends of $-0-, $29,934 and $14,946 were paid during the year-ended December 31, 1996, 1995 and 1994, respectively.


NOTE 10 MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        The Company sells its products to companies in the computer, medical, governmental and various other industries. Historically, the Company has not experienced significant losses related to receivables from customers in any particular industry or geographic area.

        The Company maintains its excess cash balances in checking and money market accounts at three financial institutions. These balances exceed the federally insured limit by $775,000 and $520,000 at December 31, 1996 and 1995, respectively. The Company has not experienced any losses in any of the short-term investment instruments it has used for excess cash balances.

        Two customers accounted for approximately 11.3% and 17.5% of sales, respectively, for the year ended December 31, 1996.

        Three customers accounted for approximately 24.1%, 16.6% and 11.8% of sales, respectively, for the year ended December 31, 1995. One customer accounts for approximately 10.4% of accounts receivable at December 31, 1995.

        Three customers accounted for approximately 26.8%, 24.5% and 20.2% of sales, respectively, for the year ended December 31, 1994. Three customers accounted for approximately 29.8%, 20.5% and 11.3% of accounts receivable, respectively, at December 31, 1994.

NOTE 11 EMPLOYEE STOCK OPTION AND AWARD PLANS

        In 1992, the Company approved the adoption of a fixed stock based compensation plan. The purpose of the Plan is to promote the interests of the Company and its shareholders by providing officers, directors and other key employees with additional incentive and the opportunity, through stock ownership, to increase their proprietary interest in the Company and their personal interest in its continued success. The Company has authorized 200,000 shares for issuance under this Plan.

        Stock options may be granted for the purchase of common stock at a price not less than the fair market value on the date of the grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

        The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its fixed stock based compensation plan. Accordingly, no compensation cost has been recognized for this Plan in 1996, 1995 or 1994. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, "Accounting for Stock Based Compensation," net income and earnings per share would not differ materially from amounts reported under APB Opinion No. 25.

        Since the proforma disclosures of results under SFAS No. 123 are only required to consider grants awarded in 1995 and 1996, the proforma effects of applying SFAS No. 123 during this initial phase-in period may not be representative of the effects on reported results for future years.

        Following is a summary of the Plan's transactions:
                                                                Option Price
                                                Shares           (Per Share)
                                              ---------         ------------
          Balance as of December 31, 1992        22,500             $1.75
             Granted January 21, 1993            15,000            $1.625
                                              ---------

          Balance as of December 31, 1993        37,500        $1.625 - $1.75
             Granted January 24, 1994            10,000            $3.625
                                              ---------

          Balance as of December 31, 1994        47,500        $1.625 - $3.625
             Granted December 1, 1995            95,000             $5.25
             Exercised                           (5,000)            $1.75
                                              ---------

          Balance as of December 31, 1995       137,500        $1.625 - $5.25
             Granted December 1, 1996              -                  -
             Exercised                             -                  -
                                              ---------

          Balance as of December 31, 1996       137,500        $1.625 - $5.25
                                              ---------
                                              ---------

        A summary of the status of fixed options outstanding at December 31, 1996, is as follows:

                                Outstanding   Exercisable      Average Remaining
                Exercise Price    Options       Options        Contractural Life
                --------------  -----------   -----------      -----------------

                    1.625         15,000         15,000             6 Years
                    1.75          17,500         17,500             5 Years
                    3.625         10,000         10,000             7 Years
                    5.25          95,000         19,000             9 Years


        During 1993, the Company adopted a gain sharing plan. The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. The Company has authorized 50,000 shares to be available under this Plan.

        In accordance with the terms of the Plan, employees can acquire newly issued shares of common stock for 90% of the current market value. 5,168 shares have been issued under this Plan through December 31, 1996.

NOTE 12  SUPPLEMENTARY FINANCIAL INFORMATION


                                Quarter Ending    Quarter Ending    Quarter Ending    Quarter Ending           Total
                                     3/31/96           6/30/96           9/30/96           12/31/96             1996
                               --------------    --------------    --------------    --------------    ---------------

         NET SALES             $    5,574,986    $    6,622,903    $    6,143,457    $    7,841,475    $    26,182,821

         GROSS PROFIT               1,006,356         1,214,275         1,096,171         1,310,560          4,627,362

         NET INCOME                   189,894           288,552           201,958          (234,375)           446,029

         INCOME PER SHARE
          OF COMMON STOCK                0.08              0.12              0.09             (0.10)              0.19


                                Quarter Ending    Quarter Ending    Quarter Ending    Quarter Ending            Total
                                     3/31/95           6/30/95           9/30/95           12/31/95              1995
                               --------------    --------------    --------------    --------------    ---------------
         NET SALES             $    3,625,264    $    4,374,899    $    5,449,175    $    4,856,590    $    18,305,928

         GROSS PROFIT                 673,905           964,800           966,969         1,159,166          3,764,840

         NET INCOME                   244,003           244,049           212,588           631,284          1,331,924

         INCOME PER SHARE
          OF COMMON STOCK                0.11              0.10              0.10              0.25               0.55


         In the 4th quarter of 1995, the Company reduced previous quarter's tax expense of $206,388, which increased 4th quarter net income by .08 per share due to recognition of additional net operating loss carryforwards.

         In the 4th quarter of 1996, the Company wrote off $544,000 of inventories due to evolving customer requirements. This reduced 4th quarter net income by .15 per share.

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
                         FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 1996 proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1997 and said portions of the proxy statement are incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

Information regarding executive compensation of the Registrant will be included in the Registrant's 1996 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 1997 and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT.

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 1996 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 1997 and said portions of the proxy statements are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


(See note 7 of Consolidated Financial Statements)



(The remainder of this page was intentionally left blank.)

                                     PART IV

ITEM 14.   EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND
                         REPORTS ON FORM 8-K.

(a) 1. Consolidated Financial Statements - Consolidated Financial Statements and related Notes are included in Part II, Item 8, and are identified in the Index on
          Page 16.

(a) 2. Consolidated Financial Schedule - The following Consolidated Financial Statement Schedule supporting the Consolidated Financial Statements and the accountant's report thereon are included in this Annual Report on Form 10-K:

                                                                  PAGE
                                                                  ----
     Independent Auditors' Report on Supplementary Information

            Larson, Allen, Weishair & Co. , LLP                    44

     Consolidated Financial Statement Schedule for the years ended December 31, 1996, 1995 and 1994

               VIII   Valuation and Qualifying Accounts            45

     All other schedules are omitted since they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(a) 3.   THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS REPORT:

          10.1 Promissory Note for acquisition of division between Company and Northern National Bank dated December 31, 1996.

          10.2 Revolving Note for working capital line of credit between Company and Northern National Bank dated December 31, 1996.

          10.3 Promissory Note for equipment purchases between Company and Northern National Bank dated December 31, 1996.

          10.4 Revolving Note for the working capital line of credit between Company and Northern National Bank dated December 31, 1996.

          10.5 Revolving Note for repurchase of stock between Company and Northern National Bank dated May 10, 1996.

          10.6  Security Agreement covering Notes in Exhibits 10.1, 10.2, 10,3
          10.4 and 10.5.

          10.7 Promissory Note for acquisition of division between Company and Communications Systems, Inc. dated November 4, 1996.

          10.8 Promissory Note for the acquisition of division between Company and Communications Systems, Inc. dated November 4, 1996.

          23.1 Letter of Consent from Larson, Allen, Weishair & Company in reference to the S-8 Forms filed June 21 1994 and June 30, 1993.


The following exhibits are incorporated by reference to exhibits 10.2, 10.3, 10.4, 10.5, 10.6 and 23.1, respectfully, to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

          10.4 Security Agreement covering Promissory Notes in Exhibits 10.1,
               10.2 and 10.3.

          10.5 Asset Purchase Agreement for the purchase of assets of Monitor Technology Corporation dated February 24, 1995.

          10.6 Asset Purchase Agreement for the purchase of Aerospace Division of Communication Cable, Inc. dated August 23, 1995.

The following exhibits are incorporated by reference to exhibits 10.2, 10.3, and 10.5, respectfully, to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

          10.2 Promissory Note and Loan Agreement for capital equipment line of credit between the Company and Northern National Bank dated April 29, 1994.

          10.3 Loan Agreement for Real Estate between the Company and Northern National Bank dated March 18, 1994.

          10.5 Promissory Notes and Loan Agreement for Real Estate between the Company and MMCDC and MMCDC/NNC dated March 18, 1994.

The following exhibits are incorporated by reference to Exhibits 10.3 and 10.4, respectfully, to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

          3.1   Articles of Incorporation (SMR) dated August 9,1991

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

          3.1  Articles of Incorporation dated October 30, 1990.

        The following exhibit is incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1984:

          3.2 Bylaws

(b)       Reports on Form 8-K.

          Form 8-K report date November 4, 1996 and filed November 12, 1996 for purchase of assets of Zercom Corporation.

          Form 8-K/A 1 filed on March 3, 1997. This Form 8-K/A was an amendment to Form 8-K report date November 4, 1996 and filed November 12, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NORTECH SYSTEMS INCORPORATED

March 27, 1997                          By:/s/
                                              ----------------------------------
                                                  Quentin E. Finkelson
                                                  Its President and
                                                  Chief Executive Officer

March 27, 1997                          By:/s/
                                              ----------------------------
                                                  Garry M. Anderly
                                                  Principal Financial Officer
                                                            and
                                                  Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 1997                             /s/
                                              ----------------------------------
                                              Quentin E. Finkelson,
                                              President, Chief Executive
                                              Officer and Director

March 27, 1997                            /s/
                                              ----------------------------------

                                              Myron Kunin, Director

March 27, 1997                            /s/
                                              ----------------------------------
                                              Richard W. Perkins, Director

                    INDEPENDENT AUDITORS' REPORT ON
                       SUPPLEMENTARY INFORMATION



Board of Directors
Nortech Systems Incorporated And Subsidiary
Bemidji, Minnesota


Our report on the basic consolidated financial statements of Nortech Systems Incorporated and Subsidiary for 1996, 1995 and 1994 precedes the consolidated financial statements. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on the following page is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                             LARSON, ALLEN, WEISHAIR & CO., LLP



St. Cloud, Minnesota
February 13, 1997

                               NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

                             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



               Column A               Column B          Column C          Column E            Column F
---------------------------------- -------------    ------------      ---------------      --------------
                                                      Additions
                                      Balance at       Charged                                Balance at
                                       Beginning       to Costs                                 End of
          Classification               Of Period    And Expenses        Add (Deduct)           Period
---------------------------------- -------------    ------------      ---------------      --------------
Year Ended December 31, 1996:
  Allowance for Doubtful Accounts  $       6,053    $     16,248      $             -      $      22,301
  Deferred Tax Valuation Allowance       400,000               -             (160,000)           240,000
                                   -------------    ------------      ---------------      -------------
                                   $     406,053    $     16,248      $      (160,000)     $     262,301
                                   -------------    ------------      ---------------      -------------
                                   -------------    ------------      ---------------      -------------

Year Ended December 31, 1995:
  Allowance for Doubtful Accounts  $       4,343    $      1,710      $             -      $       6,053
  Deferred Tax Valuation Allowance       100,000               -              300,000            400,000
                                   -------------    ------------      ---------------      -------------
                                   $     104,343    $      1,710      $       300,000      $     406,053
                                   -------------    ------------      ---------------      -------------
                                   -------------    ------------      ---------------      -------------

Year Ended December 31, 1994:
  Allowance for Doubtful Accounts  $           -    $      4,343      $             -      $       4,343
  Deferred Tax Valuation Allowance       700,000               -             (600,000)           100,000
                                   -------------    ------------      ---------------      -------------
                                   $     700,000    $      4,343      $      (600,000)     $     104,343
                                   -------------    ------------      ---------------      -------------
                                   -------------    ------------      ---------------      -------------

                                INDEX TO EXHIBITS


DESCRIPTIONS OF EXHIBITS
------------------------

     10.1 Promissory Note for acquisition of division between Company and Northern National Bank dated December 31, 1996.

     10.2 Revolving Note for working capital line of credit between Company and Northern National Bank dated December 31, 1996.

     10.3 Promissory Note for equipment purchases between Company and Northern National Bank dated December 31, 1996.

     10.4 Revolving Note for the working capital line of credit between Company and Northern National Bank dated December 31, 1996.

     10.5 Revolving Note for repurchase of stock between Company and Northern National Bank dated May 10, 1996.

     10.6 Security Agreement covering Notes in Exhibits 10.1, 10.2, 10,3 10.4 and 10.5.

     10.7 Promissory Note for acquisition of division between Company and Communications Systems, Inc. dated November 4, 1996.

     10.8 Promissory Note for the acquisition of division between Company and Communications Systems, Inc. dated November 4, 1996.

     23.1 Letter of Consent from Larson, Allen, Weishair & Company in reference to the S-8 Forms filed June 21 1994 and June 30, 1993.