Form 10-Q
period 1997-03-31
NORTECH SYSTEMS INC
filed 1997-05-14
CIK 722313

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  D.C. 20549
                                      FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended  March 31, 1997.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ___________ to ___________.

Commission File Number 0-13257.

                             NORTECH SYSTEMS INCORPORATED
                             ----------------------------
                (Exact name of registrant as specified in its chapter)

           MINNESOTA                              41-1681094
---------------------------------             -------------------
  (State of other jurisdiction                 (I.R.S. Employer
of Incorporation or organization)             Identification No.)


641 East Lake St.  Suite 244,     Wayzata, MN                          55391
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Codes)


                                    (612) 473-4102
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

         None
--------------------------------------------------------------------------------

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
    Yes      X                      No
       --------------                 --------------

                      APPLICABLE ONLY TO CORPORATE REGISTRANTS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable data.

As of April 30, 1997, there were 2,312,262 shares of the Company's $.01 per share par value common stock outstanding.










(The remainder of this page was intentionally left blank.)

                             NORTECH SYSTEMS INCORPORATED
                                      FORM 10-Q
                             QUARTER ENDED MARCH 31, 1996

                                        INDEX


                                                                           PAGE
PART I  -  FINANCIAL INFORMATION

         Item 1  - Financial Statements                                     4-7

         Item 2  - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        8

PART II  -  OTHER INFORMATION

         Item 2  - Exhibits and Reports on Form 8-K                           9

SIGNATURES                                                                   10

                             NORTECH SYSTEMS INCORPORATED
                                   BALANCE SHEETS
                        MARCH 31, 1997 AND DECEMBER 31, 1996





                                                      MARCH 31      DECEMBER 31
            ASSETS                                      1997           1996
                                                     (UNAUDITED)     (AUDITED)
                                                    ------------   ------------
Current Assets
    Cash and cash equivalents                      $  1,182,754   $  1,235,127
    Accounts receivable, net                          4,530,669      3,695,763
    Inventories:
      Finished goods                                  1,515,398      1,265,588
      Work in process                                 1,501,568      1,837,247
      Raw materials                                   3,983,853      3,626,665
                                                   ------------   ------------
        Total inventories                          $  7,000,819   $  6,729,500


    Prepaid expenses and other                          734,840        628,821
                                                   ------------   ------------
        Total current assets                       $ 13,449,082   $ 12,289,211
                                                   ------------   ------------


PLANT, Property, and Equipment (at Cost)
      Land and Building/leaseholds                 $  3,733,500   $  3,695,455
    Manufacturing equipment                           5,302,937      4,588,955
    Office and other equipment                        2,037,661      2,461,997
                                                   ------------   ------------
                                                   $ 11,074,098   $ 10,746,407
    Less accumulated depreciation and
        amortization                                 (3,160,048)    (2,875,702)
                                                   ------------   ------------
                                                   $  7,914,050   $  7,870,705
                                                   ------------   ------------

Other Assets
    Goodwill and other intangible assets                818,256      1,025,463
    Deferred tax asset                                  910,000        910,000
    Other assets                                         57,250         57,250
                                                   ------------   ------------
        Total Other Assets                         $  1,785,506      1,992,713
                                                   ------------   ------------
         Total Assets                              $ 23,148,638   $ 22,152,629
                                                   ------------   ------------
                                                   ------------   ------------

                             NORTECH SYSTEMS INCORPORATED
                                    BALANCE SHEETS
                         MARCH 31, 1997 AND DECEMBER 31, 1996





LIABILITIES AND SHAREHOLDERS' EQUITY
                                                      MARCH 31      DECEMBER 31
                                                        1997           1996
                                                     (UNAUDITED)     (AUDITED)
                                                    ------------   ------------
Current Liabilities:
    Current maturities of long-term debt           $    783,979   $    731,080
     Line of credit                                           0        500,000
    Accounts payable                                  1,510,451      1,596,326
    Accured payrolls and commissions                    931,056        673,303
    Other                                               967,943        289,971
                                                   ------------   ------------
        Total Current Liabilities                  $  4,193,429   $  3,790,680
                                                   ------------   ------------

Long-Term Debt
    Notes Payable (net of current
    maturities shown above)                        $ 11,277,671   $ 10,910,757
                                                   ------------   ------------

Redeemable Stock                                   $    300,000   $    300,000

Shareholders' Equity:
    preferred stock, $1 par value;
     1,000,000 shares authorized; 250,000
     shares issued and outstanding in 1991         $    250,000   $    250,000
    common stock - $.01 par value; 9,000,000
     shares authorized; 2,200,863 and 2,194,305
     shares issued and outstanding, net of
     redeemable shares reported above, at March 31,
     1996 and December 31, 1995, Respectively.           23,124         23,124
    additional paid-in capital                       11,910,554     11,910,554
    accumulated deficit                              (4,806,140)    (5,032,486)
                                                   ------------   ------------
        Total Shareholders' Equity                 $  7,377,538   $  7,151,192
                                                   ------------   ------------

        Total Liabilities, Redeemable Stock and
        Shareholders' Equity                       $ 23,148,638   $ 22,152,629
                                                   ------------   ------------
                                                   ------------   ------------

                             NORTECH SYSTEMS INCORPORATED
                             STATEMENTS OF INCOME (LOSS)
                              FOR THE THREE MONTHS ENDED
                          MARCH 31, 1997 AND MARCH 31, 1996


                                                      MARCH 31       MARCH 31
                                                        1997           1996
                                                     (UNAUDITED)    (UNAUDITED)
                                                    ------------   ------------

Sales                                              $  8,564,846   $  5,574,986

Cost of Sales                                         7,044,357      4,568,631
                                                   ------------   ------------
  Gross Profit                                     $  1,520,489   $  1,006,355

                                                          17.8%          18.1%
Selling, General and Admin.                           1,014,805        593,108
Engineering/Reseach & Development                       112,495         73,366
Misc. (Income) Expense, net                               8,763            (58)
Interest Expense                                        183,671         86,745
                                                   ------------   ------------

Net Income (Loss) Before Tax
Provision                                          $    200,755   $    253,194

  Tax Provision                                          68,000         63,300
                                                   ------------   ------------

  Net Income                                       $    132,755   $    189,894
                                                   ------------   ------------
                                                   ------------   ------------

Income (Loss) per Share of Common Stock

  Net income                                       $       0.06   $       0.08
                                                   ------------   ------------
                                                   ------------   ------------
Weighted Average Number of Shares
  Outstanding                                         2,362,263      2,450,863
                                                   ------------   ------------
                                                   ------------   ------------

                             NORTECH SYSTEMS INCORPORATED
                               STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED
***


                                                      MARCH 31       MARCH 31
                                                        1997           1996
                                                     (UNAUDITED)    (UNAUDITED)
                                                    ------------   ------------
Cash Flows from Operating Activities
  Net Income                                       $    132,755   $    189,894
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                       284,346         65,524
Changes in Operating Assets and Liabilities:
    Accounts receivable                                (834,906)    (1,014,351)
    Inventories                                        (271,319)      (828,209)
    Prepaid expenses                                   (106,019)       (89,922)
    Other assets                                        207,207         10,522
    Accounts payable                                    (85,875)     1,085,715
    Accured payrolls                                    257,753        167,777
    Other accruals                                      677,972       (157,362)
                                                   ------------   ------------
      Net cash used by operating act.                   261,914       (570,412)

Cash Flows from Investing Activities:
    Acquistion of equipment                            (328,771)       (99,928)
    Acquistion of Comp. assets                                0              0
    Net Proceeds Under L/C                                    0              0
    Proceeds from Sale of Stock                               0              0
    Other activities                                                    19,661
    Payment of Pref. Stock Dividend                           0              0
                                                   ------------   ------------
      Net cash used by investing act.                  (328,771)       (80,267)

Cash Flows from Financing Activities:
  Net borrowing of L/T debt                             200,000        225,000
  Payments of long term debt                           (238,415)       (31,954)
    Change in current debt                               52,899          5,648
                                                   ------------   ------------
      Net cash provided by financing
      activities                                         14,484        198,694
                                                   ------------   ------------
Net Increase (Decrease) in Cash                         (52,373)      (451,985)

Cash at Beginning of Period                           1,235,127        924,590
                                                   ------------   ------------
Cash at End of Period                              $  1,182,754   $    472,605
                                                   ------------   ------------
                                                   ------------   ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR PERIOD ENDED MARCH 31, 1997

For the quarter ended March 31, 1997, the Company had revenues of $8,564,846, compared to revenues of $5,574,986 for the quarter ended March 31, 1996. The increase in revenues resulted primarily from the additional revenues generated by the recently acquired Zercom Division. The Company previously completed this acquisition in November, 1996. The net income for the three months ended March 31, 1997 was $132,755 or $.06 per share, compared to a net income of $189,894 or $.08 per share, for the three months ended March 31, 1996. The net income for the quarter ended March 31, 1997 was primarily impacted by the expending of funds on Company-sponsored research and development of large-screen, high resolution video monitors for the imaging division.

Company's 90 day order backlog was $6,668,000 as of March 31, 1997, compared to $6,127,000 at the beginning of the quarter. Based on the current conditions, the Company anticipates revenue levels in the second quarter of 1997 to be higher than the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's working capital increased to $9,755,653 during the first quarter of 1997, compared to $8,498,531 as of December 31, 1996. The Company believes that its financial stability will continue to improve during 1997 and would expect that its operating cash flow and available credit faculities will be sufficient to fund the expected growth in the near term.

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

Dated:  May 13, 1997                    NORTECH SYSTEMS INCORPORATED
        ------------
                                             By:  Quentin E. Finkelson
                                             ----------------------------

                                               Quentin E. Finkelson
                                               Its President and Chief
                                               Executive Officer

                                             By:  Garry M. Anderly
                                             ----------------------------

                                               Garry M. Anderly
                                               Principal Financial
                                               Officer and Principal
                                               Accounting Officer