Form 10-Q
period 1997-06-30
NORTECH SYSTEMS INC
filed 1997-08-13
CIK 722313

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934

     For the quarterly period ended  June 30, 1997.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition period from ___________ to ___________.

Commission File Number 0-13257.

                           NORTECH SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its chapter)

        MINNESOTA                                      41-1681094
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or organization)


  641 East Lake Street  -  Suite 244  -  Wayzata,  MN                      55391
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Codes)


     (612) 473-4102
----------------------------------------------------
(Registrant's telephone number, including area code)

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
 Yes  X        No
     ---          ---

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable data.

As of July 31, 1997, there were 2,362,263 shares of the Company's $.01 per share par value common stock outstanding.







(The remainder of this page was intentionally left blank.)

                          NORTECH SYSTEMS INCORPORATED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997

                                      INDEX

                                                                            PAGE
PART I  -  FINANCIAL INFORMATION

     Item 1  - Financial Statements. . . . . . . . . . . . . . . . . . . . . 4-8

     Item 2  - Management's Discussion, Analysis of Financial
                  Condition and Results of Operations. . . . . . . . . . . .   9

PART II  -  OTHER INFORMATION

     Item 2  - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

              NORTECH SYSTEMS INCORPORATED
              BALANCE SHEETS
              JUNE 30, 1997 AND DECEMBER 31, 1996


                                                   JUNE 30      DECEMBER 31
        ASSETS                                      1997           1996
                                                 (UNAUDITED)     (AUDITED)
                                                 -----------    -----------
Current Assets
  Cash and cash equivalents                     $    466,801   $  1,235,127
  Accounts receivable, net                         5,068,214      3,695,763
  Inventories:
    Finished goods                                 1,153,906      1,265,588
    Work in process                                1,767,247      1,837,247
    Raw materials                                  4,445,804      3,626,665
                                                 -----------    -----------
      Total inventories                         $  7,366,957   $  6,729,500

  Prepaid expenses and other                         548,870        628,821
                                                 -----------    -----------
      Total current assets                      $ 13,450,842   $ 12,289,211
                                                 -----------    -----------

PLANT, Property, and Equipment (at Cost)
  Land and Building/leaseholds                  $  3,781,825   $  3,695,455
  Manufacturing equipment                          5,370,769      4,588,955
  Office and other equipment                       2,074,599      2,461,997
                                                 -----------    -----------
                                                $ 11,227,193   $ 10,746,407
  Less accumulated depreciation and
    amortization                                  (3,411,277)    (2,875,702)
                                                 -----------    -----------
                                                $  7,815,916   $  7,870,705
                                                 -----------    -----------
Other Assets
  Goodwill and other intangible assets               798,463      1,025,463
  Deferred tax asset                                 910,000        910,000
  Other assets                                        57,250         57,250
                                                 -----------    -----------
    Total Other Assets                          $  1,765,713      1,992,713
                                                 -----------    -----------
      Total Assets                              $ 23,032,471   $ 22,152,629
                                                 -----------    -----------
                                                 -----------    -----------

              NORTECH SYSTEMS INCORPORATED
              BALANCE SHEETS
              JUNE 30, 1997 AND DECEMBER 31, 1996



LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   JUNE 30      DECEMBER 31
                                                     1997           1996
                                                 (UNAUDITED)     (AUDITED)
                                                 -----------    -----------
Current Liabilities:
  Current maturities of long-term debt          $    759,375   $    731,080
    Line of credit                                   500,000        500,000
  Accounts payable                                 2,071,360      1,596,326
  Accured payrolls and commissions                   675,376        673,303
  Other                                              237,954        289,971
                                                 -----------    -----------
    Total Current Liabilities                   $  4,244,065   $  3,790,680
                                                 -----------    -----------
Long-Term Debt
  Notes Payable (net of current
  maturities shown above)                       $ 11,037,468   $ 10,910,757
                                                 -----------    -----------

Redeemable Stock                                $    300,000   $    300,000

Shareholders' Equity:
  preferred stock, $1 par value;
  1,000,000 shares authorized; 250,000
  shares issued and  outstanding                $    250,000   $    250,000
  common stock - $.01 par value; 9,000,000
  shares authorized; 2,312,262 and
  2,312,262 shares issued and outstanding,
  net of redeemable shares reported above,
  at June 30, 1997 and December 31, 1996,
  Respectively                                        23,124         23,124
  additional paid-in capital                      11,910,554     11,910,554
  accumulated deficit                             (4,732,740)    (5,032,486)
                                                 -----------    -----------
    Total Shareholders' Equity                  $  7,450,938   $  7,151,192
                                                 -----------    -----------

    Total Liabilities, Redeemable Stock
    and Shareholders' Equity                   $  23,032,471  $  22,152,629
                                                 -----------    -----------
                                                 -----------    -----------

              NORTECH SYSTEMS INCORPORATED
              STATEMENTS OF INCOME (LOSS)
              FOR THE THREE MONTHS ENDED
              JUNE 30, 1997 AND JUNE 30, 1996


                                                   JUNE 30        JUNE 30
                                                     1997           1996
                                                 (UNAUDITED)    (UNAUDITED)
                                                 -----------    -----------

Sales                                           $  9,039,176   $  6,622,903

Cost of Sales                                      7,383,860      5,408,628
                                                 -----------    -----------
  Gross Profit                                  $  1,655,316   $  1,214,275

Selling, General and Admin.                        1,043,756        630,196
Engineering/Reseach & Development                     93,458        119,217
Misc. (Income) Expense, net                           (1,493)         3,669
Interest Expense                                     260,264         76,441
                                                 -----------    -----------


Net Income  Before Tax Provision                $    259,331   $    384,752

  Tax Provision                                       92,079         96,200

                                                 -----------    -----------

  Net Income                                    $    167,252   $    288,552
                                                 -----------    -----------
                                                 -----------    -----------

Income (Loss) per Share of Common Stock

  Net income per Share of Common Stock          $       0.07   $       0.12
                                                 -----------    -----------
                                                 -----------    -----------
Weighted Average Number of Shares
  Outstanding                                      2,362,263      2,362,263
                                                 -----------    -----------
                                                 -----------    -----------

              NORTECH SYSTEMS INCORPORATED
              STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED
              JUNE 30, 1997 AND JUNE 30, 1996

                                                   JUNE 30        JUNE 30
                                                     1997           1996
                                                 (UNAUDITED)    (UNAUDITED)
                                                 -----------    -----------

Sales                                          $  17,604,022  $  12,197,889

Cost of Sales                                     14,428,217      9,977,259
                                                 -----------    -----------
  Gross Profit                                  $  3,175,805   $  2,220,630

Selling, General and Admin.                        2,058,561      1,223,304
Engineering/Reseach & Development                    205,953        192,583
Misc. (Income) Expense, net                            7,270          3,611
Interest Expense                                     443,935        163,186
                                                 -----------    -----------


Net Income  Before Tax Provision                $    460,086   $    637,946

  Tax Provision                                      160,079        159,500
                                                 -----------    -----------
  Net Income                                    $    300,007   $    478,446
                                                 -----------    -----------
                                                 -----------    -----------

Income per Share of Common Stock

  Net income per share of Common Stock          $       0.13   $       0.20
                                                 -----------    -----------
                                                 -----------    -----------
Weighted Average Number of Shares
  Outstanding                                      2,362,263      2,362,263
                                                 -----------    -----------
                                                 -----------    -----------

              NORTECH SYSTEMS INCORPORATED
              STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED
              JUNE 30, 1997 AND JUNE 30, 1996


                                                   JUNE 30        JUNE 30
                                                     1997           1996
                                                 (UNAUDITED)    (UNAUDITED)
                                                 -----------    -----------
Cash Flows from Operating Activities
  Net Income                                    $    300,007   $    478,446
  Adjustments to reconcile net income to
  net cash used by operating activities:
   Depreciation and amortization                     535,575        257,536
Changes in Operating Assets and Liabilities:
  Accounts receivable                             (1,372,451)    (1,174,911)
  Inventories                                       (637,457)      (845,611)
  Prepaid expenses                                    79,951       (137,219)
  Other assets                                       227,000         18,762
  Accounts payable                                   475,034        664,351
  Accured payrolls                                     2,073        265,784
  Other accruals                                     (52,017)        10,289
                                                 -----------    -----------
    Net cash used by operating act.                 (442,285)      (462,573)

Cash Flows from Investing Activities:
  Acquistion of equipment                           (480,786)      (291,428)
  Redemption of Stock/other                                0       (531,600)
  Payment of Pref. Stock Dividend                          0              0
                                                 -----------    -----------
    Net cash used by investing act.                 (480,786)      (823,028)

Cash Flows from Financing Activities:
  Net borrowing of Long Term debt                    500,000        925,000
  Payments of long term debt                        (373,289)       (52,781)
  Change in current debt                              28,034        (30,319)
                                                 -----------    -----------
    Net cash provided by financing
    activities                                       154,745        841,900
                                                 -----------    -----------
Net (Decrease) in Cash                              (768,326)      (443,701)

Cash at Beginning of Period                        1,235,127        924,590
                                                 -----------    -----------
Cash at End of Period                           $    466,801   $    480,889
                                                 -----------    -----------
                                                 -----------    -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR PERIOD ENDED JUNE 30, 1996

For the quarter ended June 30, 1996, the Company had revenues of $9,039,176 compared to revenues of $6,622,903 for the quarter ended June 30, 1996. The increase in revenues resulted primarily from the additional revenues generated by the recently acquired Zercom Division. The Company previously completed this acquisition in November,1996. The net income for the three months ended June 30, 1997 was $167,252 or $.07 per share, compared to a net income of $288,552 or $.12 per share, for the three months ended June 30, 1996. The net income for the quarter ended June 30, 1997 was primarily impacted by the continuing expending funds on Company-sponsored research and development of large-screen, high resolution video monitors for the Imaging Division, lower Revenue and Profit in the Cable & Harness Business.

For the six month period ended June 30, 1997, the Company had revenue of $17,604,022 compared to revenue of $12,197,889 for the six months ended June 30, 1996. The net income for the six months ended June 30, 1997 was $300,007 of $.13 per share compared to a net income of $478,446 or $.20 per share, for the six months ended June 30, 1996. The 1997 net income reflects an income after recording a tax expense of $160,079 or 35% compared to tax expense of $159,500 or 25% recorded in 1996.

The Company's 90 day order backlog was $6,995,000 as of June 30, 1997, compared to $6,668,000 at the beginning of the quarter. Based on the current conditions, the Company anticipates revenue levels in the third quarter of 1997 to be slightly higher than the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's working capital increased to $9,206,777 during the second quarter of 1997, compared to $8,498,531 as of December 31, 1996. The Company believes that its financial stability will continue to improve during 1997 and would expect that its operating cash flow and available credit facilities will be sufficient to fund the expected growth in the near term.

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





Dated:  August 13, 1997       NORTECH SYSTEMS INCORPORATED



                                   By:       Quentin E. Finkelson
                                        ---------------------------------------
                                        Quentin E. Finkelson
                                        President & Chief Executive Officer



                                   By:      Garry M. Anderly
                                        ---------------------------------------
                                        Garry M. Anderly
                                        Principal Financial & Accounting Officer