Form 10-Q
period 1997-09-30
NORTECH SYSTEMS INC
filed 1997-11-12
CIK 722313

                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C. 20549
                                   FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934 For the quarterly period ended September 30, 1997.

(  )   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

     For the Transition period from ___________ to ___________.


Commission File Number 0-13257.


                        NORTECH  SYSTEMS  INCORPORATED
            -----------------------------------------------------
            (Exact name of registrant as specified in its chapter)


            MINNESOTA                                        41-1681094
 -------------------------------                       -----------------------
 (State or other jurisdiction of                          (I.R.S. Employer
   Incorporation or organization)                       Identification Number)


 641 East Lake Street - Suite 244 - Wayzata,  MN                  55391
--------------------------------------------------             ----------
    (Address of principal executive offices)                   (Zip Codes)


                (612) 473-4102
---------------------------------------------------
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:


     None
------------------------------------------------------------


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

 Yes      X                    No
      ---------                     ----------

                 APPLICABLE  ONLY  TO  CORPORATE  REGISTRANTS;



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable data.


As of October 31, 1997, there were 2,362,263 shares of the Company's $.01 per share par value common stock outstanding.





















(The remainder of this page was intentionally left blank.)

                         NORTECH SYSTEMS INCORPORATED

                                   FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX



                                                                         PAGE

PART I  -  FINANCIAL INFORMATION



     Item 1  - Financial Statements                                       4-8

     Item 2  - Management's Discussion, Analysis of Financial
               Condition and Results of Operations                          9

PART II  -  OTHER INFORMATION

     Item 2  - Exhibits and Reports on Form 8-K                            10


SIGNATURES                                                                 11

                    NORTECH SYSTEMS INCORPORATED
                    BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996





                                                     SEPT. 30      DECEMBER 31
       ASSETS                                          1997           1996
                                                    (UNAUDITED)     (AUDITED)
                                                    ----------   ------------
Current Assets
    Cash and cash equivalents                       $  279,511   $  1,235,127
    Accounts receivable, net                         4,644,933      3,695,763
    Inventories:
      Finished goods                                 1,169,360      1,265,588
      Work in process                                1,698,947      1,837,247
      Raw materials                                  5,784,115      3,626,665

        Total inventories                         $  8,652,422   $  6,729,500


    Prepaid expenses and other                         665,762        628,821
                                                    ----------   ------------
        Total current assets                     $  14,242,628  $  12,289,211
                                                    ----------   ------------

PLANT, Property, and Equipment (at Cost)
   Land and Building/leaseholds                  $   3,860,506  $   3,695,455
  Manufacturing equipment                            5,515,760      4,588,955
  Office and other equipment                         2,111,613      2,461,997
                                                    ----------   ------------
                                                 $  11,487,879  $  10,746,407
  Less accumulated depreciation and
   amortization                                     (3,692,774)    (2,875,702)
                                                    ----------   ------------
                                                 $   7,795,105  $   7,870,705
                                                    ----------   ------------
Other Assets
 Goodwill and other intangible assets                  778,669      1,025,463
 Deferred tax asset                                    910,000        910,000
 Other assets                                           57,250         57,250
                                                    ----------   ------------
   Total Other Assets                             $  1,745,919      1,992,713
                                                    ----------   ------------
     Total Assets                                 $ 23,783,652  $  22,152,629
                                                    ----------   ------------
                                                    ----------   ------------

                    NORTECH SYSTEMS INCORPORATED
                    BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     SEPT. 30      DECEMBER 31
                                                       1996           1995
                                                    (UNAUDITED)     (AUDITED)
                                                    ----------   ------------
Current Liabilities:
    Current maturities of long-term debt          $    234,848   $    731,080
 Line of credit                                        500,000        500,000
    Accounts payable                                 2,524,762      1,596,326
    Accured payrolls and commissions                   699,543        673,303
    Other                                              517,982        289,971
                                                    ----------   ------------
        Total Current Liabilities                 $  4,477,135   $  3,790,680
                                                    ----------   ------------
Long-Term Debt
    Notes Payable (net of current
    maturities shown above)                       $ 11,429,970   $ 10,910,757
                                                    ----------   ------------

Redeemable Stock                                  $    300,000   $    300,000

Shareholders' Equity:
 preferred stock, $1 par value;
  1,000,000 shares authorized; 250,000
  share;  30,000,000 shares
  shares issued and  outstanding                   $   250,000    $   250,000

 common stock - $.01 par value; 9,000,000
  shares authorized; 2,312,262 and 2,312,262
  shares issued and outstanding, net of
  redeemable shares reported above,at
  September 30, 1997 and  December 31, 1996,
  Respectively                                          23,124         23,124

 additional paid-in capital                         11,910,554     11,910,554

 accumulated deficit                                (4,607,131)    (5,032,486)
                                                    ----------   ------------
     Total Shareholders' Equity                   $  7,576,547   $  7,151,192
                                                    ----------   ------------
     Total Liabilities, Redeemable Stock and
      Shareholders' Equity                        $ 23,783,652  $  22,152,629
                                                    ----------   ------------
                                                    ----------   ------------

                    NORTECH SYSTEMS INCORPORATED
                    STATEMENTS OF INCOME (LOSS)
                    FOR THE THREE MONTHS ENDED
                    SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996



                                                     SEPT 30       SEPT 30
                                                       1997          1996
                                                   (UNAUDITED)   (UNAUDITED)
                                                    ----------   ------------

 Sales                                            $  8,693,449   $  6,143,457

 Cost of Sales                                       7,128,714      5,047,285
                                                    ----------   ------------
 Gross Profit                                     $  1,564,735   $  1,096,172

 Selling, General and Admin.                         1,071,529        672,247
 Engineering/Reseach & Development                      69,677         88,188
 Misc. (Income) Expense, net                           (29,168)       (10,894)
 Interest Expense                                      236,459         88,463
                                                    ----------   ------------

 Net Income  Before Tax Provision                   $  216,238     $  258,168

   Tax Provision                                        75,683         54,542
                                                    ----------   ------------
   Net Income                                       $  140,555     $  203,626
                                                    ----------   ------------
                                                    ----------   ------------

 Income (Loss) per Share of Common Stock

   Net income per Share of Common Stock              $    0.06     $     0.09
                                                    ----------   ------------
                                                    ----------   ------------
 Weighted Average Number of Shares
   Outstanding                                       2,362,263      2,362,263
                                                    ----------   ------------
                                                    ----------   ------------

                    NORTECH SYSTEMS INCORPORATED
                    STATEMENTS OF INCOME
                    FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                                     SEPT 30        SEPT 30
                                                       1997          1996
                                                    (UNAUDITED)   (UNAUDITED)
                                                   ------------   -----------

 Sales                                             $ 26,297,471  $ 18,341,346

 Cost of Sales                                       21,556,931    15,024,544
                                                   ------------   -----------
   Gross Profit                                    $  4,740,540   $ 3,316,802

 Selling, General and Admin.                          3,130,090     1,895,551
 Engineering/Reseach & Development                      275,630       280,771
 Misc. (Income) Expense, net                            (21,898)       (7,283)
 Interest Expense                                       680,394       251,649
                                                   ------------   -----------

 Net Income  Before Tax Provision                  $    676,324   $   896,114

   Tax Provision                                        235,761       215,710
                                                   ------------   -----------
   Net Income                                      $    440,563   $   680,404
                                                   ------------   -----------
                                                   ------------   -----------
 Income per Share of Common Stock

   Net income per share of Common Stock            $       0.19   $      0.29
                                                   ------------   -----------
                                                   ------------   -----------
 Weighted Average Number of Shares
   Outstanding                                        2,362,263     2,362,263

                    NORTECH SYSTEMS INCORPORATED
                    STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                                     SEPT 30        SEPT 30
                                                       1996          1995
                                                    (UNAUDITED)   (UNAUDITED)
                                                   ------------   -----------
Cash Flows from Operating Activities
  Net Income                                       $    440,563   $   680,404
  Adjustments to reconcile net income to
  net cash used by operating activities:
    Depreciation and amortization                       817,072       406,789
Changes in Operating Assets and Liabilities:
    Accounts receivable                                (949,170)     (960,410)
    Inventories                                      (1,922,922)   (1,121,874)
    Prepaid expenses                                    (36,941)       29,223
    Other assets                                        246,794       171,594
    Accounts payable                                    928,436       231,773
    Accured payrolls                                     26,240       208,185
    Other accruals                                      228,011       214,494
                                                   ------------   -----------
      Net cash used by operating act.                  (221,917)     (139,822)

Cash Flows from Investing Activities:
    Acquistion of equipment                            (741,472)     (619,533)
    Redemption of Stock/other                                 0      (531,600)
    Payment of Pref. Stock Dividend                     (14,946)            0
                                                   ------------   -----------
      Net cash used by investing act.                  (756,418)   (1,151,133)

Cash Flows from Financing Activities:
    Net borrowing of Long Term debt                     600,000     1,125,000
    Payments of long term debt                         (580,787)      (80,128)
    Change in current debt                                3,506       (88,570)
      Net cash provided by financing                       --             --
      activities                                         22,719       956,302
                                                   ------------   -----------
Net (Decrease) in Cash                                 (955,616)     (334,653)

Cash at Beginning of Period                           1,235,127       924,590
                                                   ------------   -----------
Cash at End of Period                              $    279,511   $   589,937
                                                   ------------   -----------
                                                   ------------   -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR PERIOD ENDED SEPTEMBER 30, 1997

For the quarter ended September 30, 1997, the Company had revenues of $8,693,449 compared to revenues of $6,143,457 for the quarter ended September 30, 1997. The increase in revenues resulted primarily from the additional revenues generated by the recently acquired Zercom Division. The Company previously completed this acquisition in November,1996. The net income for the three months ended September 30, 1997 was $140,555 or $.06 per share, compared to a net income of $203,626 or $.09 per share, for the three months ended September 30, 1997. The net income for the quarter ended September 30, 1997 was primarily impacted by the continuing expending funds on Company-sponsored research and development of large-screen, high resolution video monitors for the Imaging Division and lower Revenue and Profit in the Cable & Harness Business.

For the nine month period ended September 30, 1997, the Company had revenue of $26,297,471 compared to revenue of $18,341,346 for the nine months ended September 30, 1997. The net income for the nine months ended September 30, 1997 was $440,563 of $ .19 per share compared to a net income of $680,404 or $.29 per share, for the nine months ended September 30, 1997. The 1997 net income reflects an income after recording a tax expense of $235,761 or 35% compared to tax expense of $215,710 or 24% recorded in 1996.

The Company's 90 day order backlog was $8,647,000 as of September 30, 1997, compared to $6,995,000 at the beginning of the quarter. Based on the current conditions, the Company anticipates revenue levels in the fourth quarter of 1997 to be higher than the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's working capital increased to $9,765,493 during the third quarter of 1997, compared to $8,498,531 as of December 31, 1996. The Company believes that its financial stability will continue to improve during 1997 and would expect that its operating cash flow and available credit facilities will be sufficient to fund the expected growth in the near term.

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



Dated:  November 10, 1997           NORTECH SYSTEMS INCORPORATED
       -------------------

                                    By:  Quentin E. Finkelson
                                       -----------------------------------
                                       Quentin E. Finkelson
                                       President & Chief Executive Officer





                                    By:  Garry M. Anderly
                                       ----------------------------------
                                       Garry M. Anderly
                                       Principal Financial & Accounting Officer