Form 10-K
period 1997-12-31
NORTECH SYSTEMS INC
filed 1998-03-30
CIK 722313

                                   FORM 10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

     (Mark One)
     (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

     (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                   -------------   -------------

     Commission file number   0-13257


                      NORTECH SYSTEMS INCORPORATED
         ------------------------------------------------------
         (Exact name of registrant as specified in its chapter)

            MINNESOTA                                    41-16810894
 -------------------------------                    -------------------
 (State or other jurisdiction of                    (I. R. S. Employer
  incorporation or organization)                     Identification No.)

         641 East Lake St., Suite 244 Wayzata, MN           55391
         -----------------------------------------          --------
          (Address of principal executive offices)         (Zip code)

Registrant's telephone No., including area code:            (612)  473-4102

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based upon the $4.75 per share average of the closing bid and asked prices, respectively, on February 28, 1998 for the shares of common stock of the Company, the aggregate market value of the Company's common stock held by non-affiliates as of such date was $6,056,084

As of February 28, 1998 there were 2,345,362 shares of the Company's $.01 per share par value common stock outstanding.


(The remainder of this page was intentionally left blank.)

                   DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of the Annual Report on Form 10-K:

Parts of Annual Report                     Documents Incorporated
    on Form 10-K                           by Reference



PART III

        Item 10                            Reference is made to the
             11                            Registrant's proxy statements to be
             12                            used in connection with the 1997
                                           Annual Shareholders' meeting and
                                           filed with the Securities and
                                           Exchange Commission no later
                                           than April 30,1998.



(The remainder of this page was intentionally left blank)

                         NORTECH SYSTEMS INCORPORATED
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1997



                                     INDEX


PART I                                                                  PAGE

Item 1.   Business                                                      5- 9

Item 2.   Properties                                                    9-10

Item 3.   Legal Proceedings                                               10

Item 4.   Submission of Matters to a Vote of Security Holders             10


PART II

ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                          10-11

Item 6.   Selected Financial Data                                         12

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          13-14

Item 8.   Consolidated Financial Statements                            15-35

Item 9.   Changes in and Disagreements on Accounting and
          Financial Disclosure                                            36


PART III

Item 10.  Directors and Executive Officers of the Registrant              36

Item 11.  Executive Compensation                                          36

Item 12.  Security Ownership of Certain Beneficial Owners and Management  36

Item 13.  Certain Relationships and Related Transactions                  36

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports
          on Form 8-K                                                    37-40

Signatures                                                                  41


                                   PART   I
ITEM 1.   BUSINESS


DESCRIPTION OF BUSINESS

Nortech Systems Incorporated (the "Company") is a Minnesota corporation organized in December 1990. Prior to December 1990, the Company operated as DSC Nortech, Inc. , which filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code during 1990. The business and assets of DSC Nortech, Inc., were transferred to Nortech Systems Incorporated during 1990. The Company's headquarters are in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. The Company's maintains various manufacturing facilities in Minnesota locations of Bemidji, Fairmont, Plymouth, Aitkin, and Merrifield as well as Augusta, Wisconsin. The Company manufactures wire harnesses, cables, electronic sub-assemblies and components, printed circuit board assemblies as well as large-screen high resolution video monitors for radar, document and medical imaging. The Company provides a full "turnkey" contract manufacturing service to its customers. A majority of revenue is derived from products which are built to the customer's design specifications. Nortech Medical Services, Inc., its wholly owned subsidiary, provides service bureau and office management services to physicians and clinics throughout Minnesota.

The Company believes it provides a high degree of manufacturing sophistication. This includes the use of statistical process control to insure product quality, state-of-the-art materials management techniques, allowing just-in-time (JIT) delivery of products, and the systems necessary to effectively manage the business. This level of sophistication enables the Company to attract major original equipment manufacturers (OEM).

The strategy of the Company in that regard has been to expand its customer base, and has added several new customers from various industries; including Companies engaged in the production of medical products, super computers, mid-size and micro computer business systems, defense industry product and industrial products. The Company strategy is to develop a customer base spanning several industry segments to avoid the affects of fluctuations within a given industry. Some of the Company's major customers are Cray Research, G.E. Medical Systems, Hughes Defense, SPX Corporation, Imation, Thermo King, Polaris, Rosemount, 3M, and Motor Coach Industries.

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

As part of the Company's commitment to quality, the Bemidji location became ISO 9002 Certified in July 1995 and has actively maintained this certification.
The Company believes this certification benefits its current customer base as well as attract new business opportunities.

The Company will continue its commitment to quality, cost effectiveness and responsiveness to customer requirements. To achieve these objectives, the Company will provide complete manufacturing services to customers, from the procurement of materials to the manufacturing, testing and shipping of products. The Company will continue its efforts to diversify its customer base and expand into other segments of the electronic manufacturing subcontract business.

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

COMPETITION

The contract manufacturing industry is characterized by competition among a variety of sources, including small closely-held companies, larger full-service manufacturers, company-owned facilities and foreign competitors. The Company does not believe that the smaller operations are significant competitors as they do not seem to have the capabilities required by target customers of the Company. The Company also believes that foreign competitors do not provide a substantial competitive threat because the cable and wire harness industry involves a high weight-to-cost ratio. Consequently, shipping and transportation costs decrease the ability of foreign manufacturers to compete in this market segment. Further, off-shore production cannot effectively meet the requirements of engineering change order activities, engineering support, delivery flexibility and just-in-time inventory management techniques presently being implemented by many major target customers. Therefore, the Company's principal competitors are larger full-service manufacturers, many of which have substantially far greater assets and capital resources than are available to the Company and are better financed than the Company.

The Company will continue to pursue marketing opportunities in the Upper Midwest. Although there presently are no dominant contract manufacturers in the wire harness and cable or higher level build assembly business in the Upper Midwest, there are several established competitors. The Company expects its major competition to come from Americable, OEM Worldwide, MSL, Technical Services, Inc. and Waters Instruments, Inc., all of which are located in Minnesota. Each of these companies specializes in molded cables or wire assemblies and has sufficient manufacturing capabilities to offer a significant competitive challenge to the Company's operations. The principal competitive factors in the contract manufacturing industry are price, quality and responsive service. The Company believes that it can compete favorably in the market segments to which it sells.

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

The Company's 90 day order backlog was approximately $6,127,000 on December 31, 1996 and approximately $7,687,000 on December 31, 1997.

MAJOR CUSTOMERS

The Company sells its products to companies in the computer, medical, governmental and various other industries. Historically, the Company has not experienced significant losses related to the receivables from customers in any particular industry or geographic area.

Only one customer accounted for more than 10% of revenue, G.E. Medical at 12.7% of sales for the year ended December 31, 1997.

RESEARCH AND DEVELOPMENT

The Company expended $258,712 in 1997 and $273,697 in 1996 and $124,919 in 1995
on Company-sponsored research and development. This research is related to the development of large-screen, high resolution video monitors for the imaging division.

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

EMPLOYEES

The Company has 523 full-time and 165 part-time employees as of February 28, 1998, consisting of 645 employees in manufacturing, manufacturing product support and medical support services and 43 in general administration.

ITEM 2.  PROPERTIES

The Company's headquarters consist of approximately 1,500 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota. The
Company has a lease for a five year term that expires in October 1999. The Company owns its Bemidji, Minnesota facility consisting of eight acres of land and 60,000 square feet of office and manufacturing space and leases another 8000 square feet of manufacturing and office space in Augusta, Wisconsin.

The Company's Imaging and Medical Services division operates from a facility located in Plymouth, Minnesota. The building contains approximately 22,800 square feet and is leased for a term that terminates on May 31, 2000. The Company has an option to extend the lease for an additional five-year term.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company has litigation pending, both offensive and defensive arising from the conduct of its business, none of which are expected to have any material effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters have been submitted to a vote of security holders which are required to be reported under the instructions to this item.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol NSYS. Prior to October 11, 1995, the stock was traded on the NASDAQ Small Cap Market.

The high and low bid quotations for the Company's Common Stock for each quarterly period within the two most recent years were as follows:


            Quarter Ended:               Low                    High
            --------------              ------                 ------
            March 31, 1996              $6.000                 $9.000
            June 30, 1996               $6.000                 $8.000
            September 30, 1996          $5.000                 $7.250
            December 31, 1996           $5.250                 $6.750

            March 31, 1997              $4.75                  $6.00
            June 30, 1997               $4.50                  $5.75
            September 30, 1997          $4.50                  $5.75
            December 31, 1997           $4.50                  $5.875


The low and high quotations set forth above are as reported by NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

As of March 1, 1998, there were approximately 1,351 holders of shares of the Company's Common Stock. The Company has never paid a cash dividend on shares of its Common Stock and does not intend to pay cash dividends in the foreseeable future.


(The remainder of this page was intentionally left blank.)

              NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

ITEM 6. SELECTED FINANCIAL DATA



                                               FOR THE YEARS ENDED:
--------------------------------------------------------------------------------------------------------------
                                                  *             **
                            DEC. 31, 1997     DEC. 31, 1996  DEC. 31, 1995     DEC. 31, 1994    DEC. 31, 1993
                            --------------   --------------   --------------   --------------   --------------
Sales                       $36,433,918.00   $26,182,821.00   $18,305,928.00   $12,820,709.00   $11,705,833.00

Income (Loss) Form
Continuing Operations          $677,671.00      $446,029.00    $1,331,924.00    $1,183,406.00    $1,042,556.00

Income (Loss) Per
Common Share from
Continuing Operations                 0.28             0.19             0.55             0.54             0.47

Total Assets                $24,694,930.00   $22,152,629.00   $13,223,064.00    $6,647,897.00    $6,553,291.00

Total Long-Term             $10,388,620.00   $10,910,757.00    $3,768,685.00      $746,755.00      $858,437.00
Debit


* Company acquired the assets of Zercom Corporation in November, 1996.

** Company acquired the assets of Monitor Technology in March, 1995, and of Aerospace Systems in August, 1995.

  NOTE: For additional selected Financial Data (Past two years by quarter information)
         See note 14 of the Consolidated Financial Statement.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS, YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

REVENUES.

For the years ended December 31, 1997, and 1996 the Company had sales of $36,433,918 and $26,182,821 respectively. The increase of $10,251,097 or
39.2% resulted primarily from additional revenues generated by the acquisitions which were completed in 1996. For the year ended December 31, 1995 the Company had sales of $18,305,928. The approximate 43% increase in sales in 1996 was attributable primarily to increased sales from the newly acquired divisions in 1995.

GROSS PROFIT.

The Company had gross profit of $6,795,052 in 1997, $4,627,362 in 1996, and $3,764,840 in 1995. Gross profits as a percentage of gross sales were 18.7% in 1997, 17.7% in 1996, and 20.6% in 1995. The Company has experienced gross profit pressure evolving from a change of product mix and material content offset by some improvement in manufacturing productivity.

SELLING, GENERAL, AND ADMINISTRATIVE.

Selling, general, and administrative expenses were $4,542,498 in 1997, $3,306,311 in 1996, and $2,280,105 in 1995. The increases in each year reflects additional selling, general and administrative expenses associated with the acquisitions.

MISCELLANEOUS INCOME.

Miscellaneous income was $53,738 in 1997, $65,732 in 1996, and $212,670 in
1995. The miscellaneous income resulted primarily from charges for miscellaneous services.

INTEREST EXPENSE.

Interest expense was $1,010,909 in 1997, $475,057 in 1996, and $240,562 in
1995. The increased expense for 1997, 1996 and 1995 is due to the increased debt from acquired operations.

INCOME TAXES.

Income tax expense for 1997 was $359,000 and $192,000 in 1996. Tax expense was not recorded in 1995 because of additional net operating loss carryforwards (NOL's) of approximately $2,504,000 which were recognized because of final tax regulations.

The Company has recorded deferred tax assets of $1,241,000, the realization of the deferred tax asset is dependent upon the Company generating sufficient taxable earnings in future periods. In determining that realization of the deferred tax asset is more likely than not, the Company gave consideration to recent earnings history, its expectation for taxable earnings in the future and the expiration dates associated with tax carryforwards.

NET INCOME.

The Company's net income in 1997 was $677,671 or $.28 per common share. The Company's net income in 1996 was $446,029 or $.19 per common share. The Company's net income in 1995 was $1,331,924 or $.55 per common share. The Company believes that the effect of inflation on past operations has not been significant and anticipates that inflation will not have a significant impact on future operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital rose from $8,498,531 as of December 31, 1996 to $9,670,225 on December 31, 1997. Stockholders equity increased from $7,151,192 as of December 31, 1996 to $7,813,823 on December 31, 1997 due to the Company's 1997 net income. The Company's liquidity and capital resources have improved substantially, and the Company believes that its' future financial requirements can be met with funds generated from the operating activities and from the Company's operating line of credit.

OTHER "YEAR 2000 PROBLEMS."

Nortech Systems, Inc. recognizes the dangers of the "Year 2000 Problem". To ensure a minimum negative impact on business operations Nortech has established a Y2K Initiative. The Y2K Initiative addresses the effects on the company, our vendors and our customers. We are currently in the inventory and evaluation phase. Implementation and mitigation measures will be complete and testing started by July 1999. Monitoring and evaluation will continue throughout 1999 and into 2000 until we are sure all issues have been properly resolved.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                                                                   PAGE
                                                                   ----

Independent Auditors' Report of :
  Larson, Allen, Weishair & Co., LLP                                 16

Consolidated Financial Statements:

    Consolidated Balance Sheets at December 31, 1997 and 1996.       17

    Consolidated Statements of Income for the years ended
    December 31, 1997, 1996 and 1995.                                18

    Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1997, 1996 and 1995.                          19

    Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995.                             20-21

    Notes to Consolidated Financial Statements                    22-35






(The remainder of this page was intentionally left blank.)

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota


We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                             LARSON, ALLEN, WEISHAIR & CO., LLP


St. Cloud, Minnesota
February 23, 1998

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1997 AND 1996



                                                                          1997             1996
                                                                    --------------    -------------
                            ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents (Including Interest Bearing Cash of
 $463,248 and $1,069,369 at December 31, 1997 and 1996)              $     714,169    $   1,235,127
 Accounts Receivable, Less Allowance for Uncollectible
 Accounts (1997 - $84,128; 1996 - $22,301)                               5,008,689        3,695,763
 Inventories                                                             9,242,467        6,729,500
 Prepaid Expenses and Other                                                226,387           88,821
 Deferred Tax Asset                                                        671,000          540,000
                                                                    --------------    -------------
   Total Current Assets                                              $  15,862,712    $  12,289,211
                                                                    --------------    -------------
PROPERTY AND EQUIPMENT (At Cost)
 Land                                                                      136,300          136,300
 Building and Leasehold Improvements                                     3,765,161        3,559,155
 Manufacturing Equipment                                                 4,444,401        4,588,955
 Office and Other Equipment                                              2,805,557        2,461,997
                                                                    --------------    -------------
   Total                                                             $  11,151,419    $  10,746,407
 Accumulated Depreciation                                              (3,851,810)       (2,875,702)
                                                                    --------------    -------------
   Total Property and Equipment (At Depreciated Cost)                $   7,299,609    $   7,870,705
                                                                    --------------    -------------
OTHER ASSETS
 Goodwill and Other Intangible Assets                                $     905,359    $   1,025,463
 Deferred Tax Asset                                                        570,000          910,000
 Other Assets                                                               57,250           57,250
                                                                    --------------    -------------
   Total Other Assets                                                $   1,532,609    $   1,992,713
                                                                    --------------    -------------
   Total Assets                                                      $  24,694,930    $  22,152,629
                                                                    --------------    -------------
                                                                    --------------    -------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Line of Credit                                                      $     500,000    $     500,000
 Current Maturities of Long-Term Debt                                    1,038,397          731,080
 Accounts Payable                                                        3,013,131        1,596,326
 Accrued Payroll                                                         1,082,293          673,303
 Other Liabilities                                                         558,666          289,971
                                                                    --------------    -------------
   Total Current Liabilities                                         $   6,192,487    $   3,790,680
                                                                    --------------    -------------
LONG-TERM DEBT
 Notes Payable (Net of Current Maturities Shown Above)               $  10,388,620    $  10,910,757
                                                                    --------------    -------------

REDEEMABLE COMMON STOCK
 $.01 Par Value;50,000 Shares Issued and
 Outstanding at December 31, 1997 and 1996
 Redeemable at $6 Per Share                                          $     300,000    $     300,000
                                                                    --------------    -------------
STOCKHOLDERS' EQUITY
 Preferred Stock, $1 Par Value; 1,000,000 Shares
 Authorized; 250,000 Shares Issued and Outstanding                   $     250,000    $     250,000
 Common Stock $.01 Par Value; 9,000,000 Shares
 Authorized; 2,312,362 Shares Issued and
 Outstanding, Net of Redeemable Shares Reported Above,
 at December 31, 1997 and 1996                                              23,124           23,124
 Additional Paid-In Capital                                             11,910,554       11,910,554
 Accumulated Deficit                                                   (4,369,855)       (5,032,486)
                                                                    --------------    -------------
   Total Stockholders' Equity                                         $  7,813,823     $  7,151,192
                                                                    --------------    -------------
   Total Liabilities and Stockholders' Equity                        $  24,694,930    $  22,152,629
                                                                    --------------    -------------
                                                                    --------------    -------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                   1997             1996              1995
                                                              -------------    --------------   --------------
SALES                                                         $  36,433,918    $  26,182,821    $  18,305,928

COST OF SALES                                                   (29,638,866)     (21,555,459)     (14,541,088)
                                                              -------------    --------------   --------------

GROSS PROFIT                                                  $   6,795,052    $   4,627,362    $   3,764,840

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                         (4,542,498)      (3,306,311)      (2,280,105)

RESEARCH AND DEVELOPMENT COSTS                                     (258,712)        (273,697)        (124,919)

INTEREST INCOME                                                      37,423           33,668           34,703

MISCELLANEOUS INCOME                                                 16,315           32,064          177,967

INTEREST EXPENSE                                                 (1,010,909)        (475,057)        (240,562)
                                                              -------------    --------------   --------------

INCOME BEFORE INCOME TAX PROVISION                            $   1,036,671    $     638,029    $   1,331,924

INCOME TAX EXPENSE                                                 (359,000)        (192,000)               -
                                                              -------------    --------------   --------------

NET INCOME                                                    $     677,671    $     446,029    $   1,331,924
                                                              -------------    --------------   --------------
                                                              -------------    --------------   --------------

BASIC EARNINGS PER SHARE
  OF COMMON STOCK                                             $        0.28    $        0.19    $        0.55
                                                              -------------    --------------   --------------
                                                              -------------    --------------   --------------

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                               2,362,362        2,384,512        2,407,804
                                                              -------------    --------------   --------------
                                                              -------------    --------------   --------------


DILUTED EARNINGS PER SHARE
  OF COMMON STOCK                                             $        0.28    $        0.18    $        0.55
                                                              -------------    --------------   --------------
                                                              -------------    --------------   --------------

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                               2,387,829        2,429,071        2,436,118
                                                              -------------    --------------   --------------
                                                              -------------    --------------   --------------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                   Additional                      Total
                                                      Preferred        Common       Paid-In      Accumulated     Stockholders'
                                                        Stock          Stock        Capital         Deficit         Equity
                                                      -----------     ----------  -------------  -------------   -------------
BALANCE
 DECEMBER 31, 1994                                    $  250,000      $  21,943   $  11,229,065  $  (6,780,505)  $  4,720,503

   1995 Net Income                                             -              -              -       1,331,924      1,331,924

   Issuance of Stock -
    Stock Options                                              -             50          8,700               -          8,750

   Issuance of Stock -
    Other                                                      -             16          4,907               -          4,923

   Dividends Paid                                              -              -              -         (29,934)       (29,934)
                                                      -----------     ----------  -------------  -------------   -------------
BALANCE
 DECEMBER 31, 1995                                    $  250,000      $  22,009   $  11,242,672  $  (5,478,515)  $  6,036,166

   1996 Net Income                                             -              -               -        446,029        446,029

   Issuance of Stock -
    Other                                                      -          1,115         667,882              -        668,997
                                                      -----------     ----------  -------------  -------------   -------------
BALANCE
 DECEMBER 31, 1996                                    $  250,000      $  23,124   $  11,910,554  $  (5,032,486)  $  7,151,192

   1997 Net Income                                             -              -               -        677,671        677,671

   Dividends Paid                                              -              -               -        (15,040)       (15,040)
                                                      -----------     ----------  -------------  -------------   -------------
BALANCE
 DECEMBER 31, 1997                                    $  250,000      $  23,124   $  11,910,554  $  (4,369,855)  $  7,813,823
                                                      -----------     ----------  -------------  -------------   -------------
                                                      -----------     ----------  -------------  -------------   -------------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                         1997            1996             1995
                                                    -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Cash Received from Customers                       $  35,137,009   $  24,375,341   $  18,114,515
 Cash Paid to Suppliers and Employees                 (33,970,078)    (23,904,901)    (17,379,766)
 Interest Expense Paid                                   (985,519)       (403,003)       (239,809)
 Interest Income Received                                  37,423          33,668          34,703
 Income Taxes Paid                                        (56,400)       (205,900)        (19,016)
                                                    -------------   -------------   -------------
   Net Cash Provided (Used) by
   Operating Activities                             $     162,435   $    (104,795)  $     510,627
                                                    -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of Businesses                          $           -   $  (1,559,492)  $  (2,930,696)
 Proceeds from Sale of Assets                             300,000               -               -
 Acquisition of Property and Equipment                   (753,533)       (718,835)       (458,359)
 Acquisition of Intangible Assets                               -               -         (82,059)
 Purchase of Investments                                        -               -         (56,250)
   Net Cash Used by
                                                    -------------   -------------   -------------
   Investing Activities                             $    (453,533)  $  (2,278,327)  $  (3,527,364)
                                                    -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Proceeds Under Line of Credit                  $           -   $     500,000   $           -
 Payments on Long-Term Debt                            (2,720,271)       (431,453)       (289,294)
 Proceeds from Long-Term Debt                           2,505,451       3,156,115       3,405,180
 Proceeds from Sale of Stock                                    -             597          13,673
 Purchase of Redeemable Stock                                   -        (531,600)              -
 Payment of Dividends                                     (15,040)              -         (29,934)
                                                    -------------   -------------   -------------
   Net Cash Provided (Used) by
   Financing Activities                             $    (229,860)  $   2,693,659   $   3,099,625
                                                    -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               $    (520,958)  $     310,537   $      82,888

Cash and Cash Equivalents - Beginning                   1,235,127         924,590         841,702
                                                    -------------   -------------   -------------

CASH AND CASH EQUIVALENTS - ENDING                  $     714,169   $   1,235,127   $     924,590
                                                    -------------   -------------   -------------
                                                    -------------   -------------   -------------

NON-CASH TRANSACTIONS
 During 1995 the Company issued $1,500,000 of redeemable Common Stock as part of the purchase of another corporation's net assets.

 During 1996 the Company issued a long-term note payable in the amount of $4,865,390 as part of the purchase price for certain assets of another corporation.



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            1997           1996           1995
                                                       -------------  -------------  -------------
RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED (USED) BY OPERATING ACTIVITIES
 Net Income                                            $  677,671     $  446,029     $ 1,331,924
 Adjustments to Reconcile Net Income to
 Net Cash Provided (Used) by Operating Activities:
  Depreciation and Amortization                         1,145,032        693,456       444,636
  Deferred Taxes                                          209,000        110,000      (100,000)
  Gain on Sale of Assets                                     (299)             -             -
  Changes in Current Operating Items:
    Accounts Receivable                                (1,312,926)    (1,839,544)     (369,380)
    Inventory                                          (2,512,967)      (482,103)     (407,932)
    Prepaid Assets                                       (137,566)        42,880       (79,751)
    Accounts Payable                                    1,416,805        541,446       207,835
    Accrued Payroll                                       408,990        266,287       (17,852)
    Accrued Liabilities                                   268,695        116,754      (498,853)
                                                       -------------  -------------  -------------
      Net Cash Provided (Used) by
      Operating Activities                             $  162,435     $ (104,795)   $  510,627
                                                       -------------  -------------  -------------
                                                       -------------  -------------  -------------

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1996 AND 1995

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

       The Company manufactures wire harnesses, cables, and electromechanical assemblies, printed circuit boards and higher-level assemblies for a wide range of commercial and defense industries. The Company also manufactures and markets high performance display monitors for medical imaging, radar document imaging and industrial applications. The Company provides a full "turn-key" contract manufacturing service to its customers. All products are built to the customer's design specifications.

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

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       DEPRECIATION
       Property and equipment are depreciated by the straight-line and accelerated methods of depreciation. Accelerated depreciation did not materially exceed straight-line depreciation for the years ended December 31, 1997, 1996 and 1995. Depreciation was calculated over estimated useful lives as follows:


       Leasehold Improvements                                    7 Years
       Buildings and Improvements                               31 Years
       Manufacturing Equipment                               5 - 7 Years
       Office Equipment and Purchased Software               5 - 7 Years


       REVENUE RECOGNITION
       Sales are recorded by the Company when products are shipped to the customer.

       GOODWILL
       Goodwill representing the excess of the purchase price over the fair value of the net assets of the acquired entities (see Note 3), is being amortized on a straight-line basis over the period of expected benefit of fifteen years. Total amortization of goodwill recorded for fiscal years 1997, 1996 and 1995 was $67,954, $54,614 and $30,724, respectively. The carrying value of goodwill is reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period. Should this review indicate that goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of undiscounted cash flows.

       INTANGIBLE ASSETS
       The Company acquired other intangible assets including purchased technology and certification costs in the amount of $42,333 and $82,059 during 1996 and 1995, respectively. These assets are being amortized over a period of 3 to 7 years. The related amortization expense for fiscal years 1997, 1996 and 1995 was $52,151, $13,152 and $1,096, respectively.

       CASH AND CASH EQUIVALENTS
       The Company considers its investments with an original maturity of three months or less to be cash equivalents. At December 31, 1997 and 1996, the Company had invested excess funds of $116,219 and $266,000, respectively, in repurchase agreements collateralized by government backed securities. Due to the short-term nature of the agreements, the Company does not take possession of the securities, which are instead held at the Company's principal bank from which it purchases the securities.

       ADVERTISING
       Advertising costs are charged to operations as incurred. Total amounts charged to expense were $124,997, $65,234 and $17,994 for the years ended December 31, 1997, 1996 and 1995, respectively.

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1996 AND 1995

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

       FINANCIAL INSTRUMENTS
       The carrying amounts for all financial instruments approximate fair values. The carrying amounts for cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying value of long-term debt materially approximates fair value based on current rates at which the Company could borrow funds with similar remaining maturities.

       EARNINGS PER SHARE
       The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 replaces APB Opinion 15, Earnings per Share, and simplifies the computation of earnings per share
       (EPS) by replacing the presentation of primary EPS. In addition, the statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.

       Preferred stock issued is noncumulative and nonconvertible.

       ACCOUNTING FOR STOCK-BASED COMPENSATION
       SFAS No. 123, "Accounting for Stock Based Compensation," establishes a new fair value based accounting method for stock-based compensation plans. As permitted by the statement, the Company continues to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in determining net income.

NOTE 2    INVENTORIES

       Inventories consist of the following:

                                                         1997           1996
                                                     ------------  ------------
       Raw Materials                                 $  5,961,221  $  3,626,665
       Work in Process                                  1,659,244     1,837,247
       Finished Goods                                   1,622,002     1,265,588
                                                     ------------  ------------
       Total                                         $  9,242,467  $  6,729,500
                                                     ------------  ------------
                                                     ------------  ------------

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1996 AND 1995

NOTE 3    ACQUISITIONS

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

       The purchase price was $6,424,882, consisting of a cash payment of $1,500,000, issuance of promissory notes totaling $4,865,390, and acquisition costs of $59,492.

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

       In 1996, 88,600 shares were put back to the Company at $6 per share and the put option was not exercised on 111,400 shares. The Company remains contingently liable to repurchase the remaining 50,000 shares, which are in dispute at December 31, 1997. The Company's obligation under the repurchase agreement is guaranteed by a director of the Company. See subsequent event Note 12 for settlement of such dispute.

       AEROSPACE
       On August 23, 1995, the Company acquired the Aerospace Division of Communication Cable, Inc. The Aerospace Division manufactures and sells multi-conductor electrical cable assemblies to customer specifications for the aerospace industry throughout the United States.

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1996 AND 1995

NOTE 3    ACQUISITIONS (CONTINUED)

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
                                                           ------------
                                                           ------------


       The following proforma unaudited consolidated statements of income for the Company are presented as though the acquisition of Zercom Corporation had occurred on January 1, 1996 and 1995 and the acquisitions of Monitor Technology Corporation and the Aerospace Division of Communication Cable, Inc., had occurred on January 1, 1995.


       (Unaudited)                                     1996           1995
       -------------------------------------     -------------  -------------

       Revenues                                  $  39,702,215  $  42,283,397

       Net Income                                $     230,045  $   1,887,304

       Net Income Per Share of Common Stock      $        0.10  $        0.78


       The proforma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

NOTE 4    SHORT-TERM LINE OF CREDIT

       The Company has a revolving line of credit at December 31, 1997, for $500,000. The line of credit is with Norwest Bank North Country, N.A., accrues interest at the prime rate, matures August 10, 1998, and is secured by accounts receivable, equipment, inventory, general intangibles and a personal guarantee by a shareholder. The interest rate was 8.5% at December 31, 1997. The maximum and average amounts outstanding on the short-term line of credit during 1997 were $500,000.

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1996 AND 1995

NOTE 5    LONG-TERM DEBT



Description                                               1997         1996
---------------------------------------------------- ------------- -------------
Notes Payable - Norwest Bank North Country, N.A. ,
 Revolving Lines of Credit, Borrowing Limit of
 $4,500,000; Promissory Note of $1,500,000;
 Interest at LIBOR Index Plus 2 1/2%,
 Due June 1999; Secured by Accounts
 Receivable, Equipment, Inventory, General
 Intangibles and Personal Guarantee and Stock
 Pledged By a Shareholder                            $  5,069,717  $  4,916,939

Notes Payable - Norwest Bank North Country, N.A. ,
 Interest Ranging From 7.5% to 8.5%, Monthly
 Installment Payments Through January 2001;
 Secured by Accounts Receivable, Equipment,
 Inventory, General Intangibles and Real Estate         1,480,579     1,539,574

Note Payable - Communications Systems, Inc,
 Interest at Prime as Established by First Bank
 Minneapolis, Semi-Annual Principal Payments
 of $200,000 Beginning May 1997;  Due
 November 2001; Secured by Underlying Assets
 Purchased                                              4,465,390     4,865,390

Notes Payable - Other, Interest Ranging From
 4.9% to 9%; Monthly Installment Payments
 Through March 2009; Secured by Land, Building,
 Leasehold Improvements, Equipment and Vehicle            411,331       319,934
                                                     ------------  ------------
Total Long-Term Debt                                 $ 11,427,017  $ 11,641,837
Current Maturities                                      1,038,397       731,080
                                                     ------------  ------------
Long-Term Debt - Net of
 Current Maturities                                  $ 10,388,620  $ 10,910,757
                                                     ------------  ------------
                                                     ------------  ------------

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1996 AND 1995

NOTE 5 LONG-TERM DEBT (CONTINUED)

       Maturity requirements by year on long-term debt are as follows:


             Years Ending December 31,                 Amounts
             ------------------------              -------------
             1998                                  $   1,038,397
             1999                                      5,818,766
             2000                                      1,195,298
             2001                                      3,292,692
             2002                                         18,170
             Later Years                                  63,694
                                                   -------------
             Total                                 $  11,427,017
                                                   -------------
                                                   -------------

       The maximum and average amounts outstanding on the Company's long-term lines of credit were $4,389,281 and $3,804,534 during 1997, respectively, and $3,716,939 and $2,596,711 during 1996, respectively.

       The Company is subject to certain restrictive covenants on debt with Norwest Bank North Country, N.A. The Company is in violation of one of the covenants at December 31, 1997 and has obtained a waiver for this violation.

NOTE 6    CONTINGENCY

       At December 31, 1997, the Company was contingently liable for an additional $108,000 on the note payable to Communications Systems, Inc.
       (CSI). The Company incurred warranty costs in 1997 on sales that occurred prior to the acquisition of Zercom, and consequently reduced their note payable to CSI for such amounts. Management representing both Nortech and CSI have been communicating in an attempt to resolve this matter, however, a mutual agreement has not yet been reached.

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1996 AND 1995

NOTE 7 LEASE OBLIGATION

       The Company has entered into various operating leases for production and office equipment, office space and buildings. The Company has the option to purchase equipment upon lease expiration at fair market value. The Company also has the option to purchase a building under an operating lease which, however, is subject to cancellation fees until December 1999. The monthly rent expense on another building under operating lease is subject to an annual adjustment for the increase in the Consumer Price Index.

       Rent expense for the years ended December 31, 1997, 1996 and 1995, was $548,943, $451,659 and $290,799, respectively. The future minimum lease payments are as follows:


         Years Ending December 31,                      Amount
         -------------------------                  -------------
         1998                                       $    412,742
         1999                                            399,014
         2000                                            185,541
         2001                                             68,670
         2002                                             51,502
                                                    ------------
         Total                                      $  1,117,469
                                                    ------------
                                                    ------------

NOTE 8    INCOME TAXES


       The provision for income taxes for each of the three years in the period ended December 31, 1997, consists of the following:


                                           1997          1996           1995
                                         ---------      ---------     ---------
         Current Taxes - Federal         $  31,000      $  10,000     $  37,000
         Current Taxes - State             119,000         72,000        63,000
         Deferred Taxes                    209,000        110,000      (100,000)
                                         ---------      ---------     ---------
             Total Expense               $ 359,000     $  192,000    $       -
                                         ---------      ---------     ---------
                                         ---------      ---------     ---------

       Net deferred tax assets at December 31, 1997 and 1996, consist of the following:

                                                            1997          1996
                                                        ------------  ------------
       Net Operating Loss (NOL) Carryforwards           $  1,100,000  $  1,415,000
       Tax Credit Carryforwards                              240,000       235,000
       Allowance for Doubtful Accounts                        35,000        10,000
       Inventory Obsolescence Reserve                        125,000        50,000
       Accrued Vacation                                      135,000        85,000
       Health Insurance Reserve                               55,000        60,000
       Property and Equipment                               (259,000)     (165,000)
       Valuation Allowance                                  (190,000)     (240,000)
                                                        ------------  ------------
             Total                                      $  1,241,000  $  1,450,000
                                                        ------------  ------------
                                                        ------------  ------------

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1996 AND 1995

NOTE 8 INCOME TAXES (CONTINUED)

       The statutory rate reconciliation for each of the three years in the period ended December 31, is as follows:



                                                          1997           1996           1995
                                                       ----------     ----------    ----------
Statutory Tax Provision                                $  353,000     $  217,000    $  453,000
State Income Taxes                                         72,000         78,000        80,000
Additional NOL Carryforwards                                    -              -      (851,000)
Increase (Reduction) in Deferred Tax
 Valuation Allowance (Net of Expired
 Tax Credit Carryforwards)                               (50,000)      (100,000)       300,000
Other                                                    (16,000)        (3,000)        18,000
                                                       ----------     ----------    ----------
      Income Tax Expense                               $ 359,000      $ 192,000     $        -
                                                       ----------     ----------    ----------
                                                       ----------     ----------    ----------

       The Company has available for Federal income tax purposes, operating loss carryforwards, unused investment credits, and unused research and development credits which may provide future tax benefits, expiring as follows:

                                                      Investment   Research and
                                     Operating Loss   Tax Credit   Development Tax
Year of Expiration                   Carryforward   Carryforward   Credit Carryforward
---------------------------         -------------   ------------   -------------------
1998                                 $          -      $  50,900     $  97,600
1999                                    1,706,300         40,000             -
2000                                            -              -             -
2001                                      767,300              -             -
2002                                      253,200              -             -
2003                                      109,700              -             -
                                    -------------    -----------   -------------------
Totals                               $  2,836,500      $  90,900     $  97,600
                                    -------------    -----------   -------------------
                                    -------------    -----------   -------------------

       During 1995 the Company identified an additional $2,500,000 of net operating loss carryforwards related to final tax regulations. The regulations clarified that tax carryforward attributes in a Title 11 bankruptcy prior to December 31, 1993, where stock was issued for debt, need not be reduced by debt cancellation income. As a result of the increase in net operating loss carryforwards, which must be utilized prior to taking the benefit in tax credit carryovers, the Company increased its valuation allowance in 1995.

       The Company utilized operating loss carryforwards of $1,341,000, 642,000 and 1,450,000 for the years ended December 31, 1997, 1996 and 1995, respectively, to offset federal taxable income.

       In 1995 the Company utilized $46,000 of research and development credits to offset state taxable income.

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1996 AND 1995

NOTE 9    EMPLOYEE STOCK OPTION AND AWARD PLANS

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

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date for awards in 1997 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                          1997           1996         1995
                                                       ----------     ----------  ------------
Net Earnings - as Reported                             $  677,671     $  446,029  $  1,331,924
Net Earnings - Pro Forma                               $  612,402     $  413,236  $  1,320,197

Basic Earnings Per Share - as Reported                 $     0.28     $     0.19   $      0.55
Basic Earnings Per Share - Pro Forma                   $     0.25     $     0.17   $      0.55

Diluted Earnings Per Share - as Reported               $     0.28     $     0.18   $      0.55
Diluted Earnings Per Share - Pro Forma                 $     0.25     $     0.17   $      0.54

       The assumption regarding stock options issued is that compensation cost is recognized over the graded vesting period of the options, which ranges from zero to five years. Options granted before 1995 were not considered in the calculation. No options were granted during the year ended December 31, 1996.

       The fair value of each option grant issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                               1997             1995
                                               -----            -----
        Expected Lives (Years)                  10               10
        Dividend Yield                          0.0%             0.0%
        Expected Volatility                      45%              39%
        Risk-Free Interest Rate                6.25%            5.50%


       The total number of shares of common stock that may be granted under the plan is 200,000. The plan provides that shares granted come from the Company's authorized but unissued common stock. The price of the options granted to the plan will not be less that 100% of the fair market value of the shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1996 AND 1995

NOTE 9     EMPLOYEE STOCK OPTION AND AWARD PLANS (CONTINUED)


       Information regarding the Company's common stock options is as follows:

                                              1997                    1996                            1995
                                     -----------------------    ----------------------      ----------------------
                                                   Weighted-                 Weighted-                   Weighted-
                                                    Average                   Average                     Average
                                                   Exercise                  Exercise                     Exercise
                                       Shares        Price      Shares         Price         Shares         Price
                                      --------     --------     -------      --------        ------      ---------
Options Outstanding,
 Beginning of Year                     137,500      $  4.29     137,500       $  4.29        47,500       $  2.11

Options Exercised                            -            -           -             -        (5,000)         1.75

Options Granted                        115,000         5.00           -             -        95,000          5.25
                                      --------     --------     -------      --------        ------      ---------
Options Outstanding,
 End of Year                           252,500      $  4.61     137,500       $  4.29       137,500       $  4.29
                                      --------     --------     -------      --------        ------      ---------
                                      --------     --------     -------      --------        ------      ---------
Option Price Range
 of Exercised Shares                   $     -                  $     -                     $  1.75

Weighted Average
 Fair Value of Options
Granted During the
Year                                   $  3.31                  $     -                     $  2.96


       The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:


            Exercise Prices       12/31/97        12/31/97  Contractual Life
            ---------------       --------        -------   ----------------
               1.625                15,000         15,000       5 Years
               1.75                 17,500         17,500       4 Years
               3.625                10,000         10,000       6 Years
               5.00                115,000         23,000       9 Years
               5.25                 95,000         38,000       8 Years


       During 1993, the Company adopted a gain sharing plan. The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. The Company has authorized 50,000 shares to be available under this Plan.

       In accordance with the terms of the Plan, employees can acquire newly issued shares of common stock for 90% of the current market value.
       5,168 shares have been issued under this Plan through December 31, 1997.

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1996 AND 1995


NOTE 10    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

       The Company sells its products to companies in the computer, medical, governmental and various other industries. Historically, the Company has not experienced significant losses related to receivables from customers in any particular industry or geographic area.

       The Company maintains its excess cash balances in checking and money market accounts at three financial institutions. These balances exceed the federally insured limit by $540,000 and $775,000 at December 31, 1997 and 1996, respectively. The Company has not experienced any losses in any of the short-term investment instruments it has used for excess cash balances.

       One customer accounted for approximately 12.7% of sales for the year ended December 31, 1997.

       Two customers accounted for approximately 11.3% and 17.5% of sales, respectively, for the year ended December 31, 1996.

       Three customers accounted for approximately 24.1%, 16.6% and 11.8% of sales, respectively, for the year ended December 31, 1995. One customer accounted for approximately 10.4% of accounts receivable at December 31, 1995.

NOTE 11    PREFERRED STOCK TRANSACTIONS

       The holders of the preferred stock are entitled to a noncumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. Preferred stock dividends of $15,040, $-0-and $29,934 were paid during the years-ended December 31, 1997, 1996 and 1995, respectively.

NOTE 12    SUBSEQUENT EVENT

       On January 23, 1998 the Company entered into an agreement to settle the dispute over the 50,000 shares placed in escrow as a result of the 1995 Monitor Technology Corporation (MTC) purchase. The settlement agreement states that the Company must issue 33,000 shares of its common stock within 30 days of the settlement date to certain shareholders of MTC.

       The shares will be unrestricted and will be freely tradable by the recipients. Nortech agrees to pay to the recipients, for each Nortech share received pursuant to the settlement, the amount, if any, by which $6.00 exceeds the closing price per share of the Nortech shares on July 20, 1998. The Company shall have the option to pay the recipients any such excess either in cash or by delivering freely tradable shares of Nortech stock having a value on July 20, 1998, equal to such excess. Such payment, either in cash or by delivery of Nortech shares, shall be made on or before July 31, 1998.

       Upon execution of the settlement, all parties have agreed to release any and all future claims related to the MTC purchase. The remaining 17,000 escrowed shares will be canceled.

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1996 AND 1995


NOTE 14    PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

       REPORTING COMPREHENSIVE INCOME
       In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997, and is to be applied retroactively to all periods presented. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income.

       SFAS No. 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income to be disclosed.

       Management does not expect that adoption of SFAS No. 130 will have a material impact on the Company's consolidated financial statements.

       FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE
       In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for interim periods beginning after December 15, 1997, and is to be applied retroactively to all periods presented. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

       Management does not expect that adoption of SFAS No. 131 will have a material impact on the Company's consolidated financial statements.

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997, 1996 AND 1995


NOTE 14    SUPPLEMENTARY FINANCIAL INFORMATION



                                       Quarter Ending  Quarter Ending  Quarter Ending   Quarter Ending     Total
                                          3/31/97        6/30/97          9/30/97         12/31/97         1997
                                       --------------  --------------  ---------------  -------------- -------------
NET SALES                               $  8,564,846   $  9,039,176    $  8,693,449     $  10,136,447  $  36,433,918

GROSS PROFIT                               1,520,489      1,655,316       1,564,735         2,054,512      6,795,052

NET INCOME                                   132,755        167,255         140,555           237,106        677,671

BASIC EARNINGS PER SHARE
 OF COMMON STOCK                                0.06           0.07            0.06              0.09           0.28



                                       Quarter Ending  Quarter Ending  Quarter Ending  Quarter Ending    Total
                                           3/31/96        6/30/96         9/30/96         12/31/96        1996
                                       --------------  --------------  -------------- --------------- -------------
NET SALES                               $  5,574,986   $  6,622,903    $  6,143,457   $  7,841,475    $  26,182,821

GROSS PROFIT                               1,006,356      1,214,275       1,096,171      1,310,560        4,627,362

NET INCOME                                   189,894        288,552         201,958       (234,375)         446,029

BASIC EARNINGS PER SHARE
 OF COMMON STOCK                                0.08           0.12            0.09          (0.10)            0.19

In the 4th quarter of 1996, the Company wrote off $544,000 of inventories due to evolving customer requirements. This reduced 4th quarter net income by
 .15 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE.

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 1997 proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1998 and said portions of the proxy statement are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information regarding executive compensation of the Registrant will be included in the Registrant's 1997 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 1998 and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 1997 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 1998 and said portions of the proxy statements are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.



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

(a) 2. Consolidated Financial Schedule - The following Consolidated Financial Statement Schedule supporting the Consolidated Financial Statements and the accountant's report thereon are included in this Annual Report on Form 10-K:

                                                                   PAGE

   Independent Auditors' Report on Supplementary Information

                 Larson, Allen, Weishair & Co. , LLP                 42

   Consolidated Financial Statement Schedule for the years ended December 31,
      1997, 1996 and 1995

          II  Valuation and Qualifying Accounts                      43

   All other schedules are omitted since they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(a) 3. THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS REPORT:

       10.1 Master lease agreement for equipment between Norwest Leasing Company and the Company.

       10.2 Land contract between the city of Augusta and the Company for the purchase of building and land in Augusta, Wisconsin.

       23.1 Letter of Consent from Larson, Allen, Weishair & Company in reference to the S-8 Forms filed June 21 1994 and June 30, 1993.


The following exhibits are incorporated by reference to exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7 and 10.8 respectfully, to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

       10.4 Security Agreement covering Promissory Notes in Exhibits 10.2 and 10.3.

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


(b)    Reports on Form 8-K.
       None.




(The remainder of this page was intentionally left blank.)

                                     SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NORTECH SYSTEMS INCORPORATED

March 27, 1998                             By:/s/
                                                 -----------------------------
                                                  Garry M. Anderly
                                                  Principal Financial Officer
                                                               and
                                                  Principal Accounting Officer

March 27, 1998                             By:/s/
                                                 -----------------------------
                                                  QUENTIN E. FINKELSON
                                                  Its President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 1998                                /s/
                                                 -----------------------------
                                                  Quentin E. Finkelson,
                                                  President, Chief Executive
                                                  Officer and Director

March 27, 1998                                /s/
                                                 -----------------------------
                                                  Myron Kunin, Director

March 27, 1998                               /s/
                                                 -----------------------------
                                                  Richard W. Perkins, Director

                                                   [Letterhead]


                        INDEPENDENT AUDITORS' REPORT ON
                           SUPPLEMENTARY INFORMATION



Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota


Our report on the basic consolidated financial statements of Nortech Systems Incorporated and Subsidiary for 1997, 1996 and 1995, precedes the consolidated financial statements. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on the following page is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                      LARSON, ALLEN, WEISHAIR & CO., LLP


ST. CLOUD, MINNESOTA
February 23, 1998

                  NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                                 SCHEDULE II
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



   Column A                                             Column B      Column C       Column E       Column F
--------------------------------------------------     ----------   ------------   -------------   -----------
                                                                      Additions
                                                       Balance at      Charged                      Balance at
                                                        Beginning      to Costs                       End of
   Classification                                       Of Period   And Expenses   Add (Deduct)       Period
--------------------------------------------------     ----------   ------------   -------------   -----------
Year Ended December 31, 1997:
  Allowance for Doubtful Accounts                       $  22,301     $  61,827           $  -     $  84,128
  Inventory Obsolescence Reserve                          120,000       200,000              -       320,000
  Deferred Tax Valuation Allowance                        240,000             -        (50,000)      190,000
                                                       ----------   ------------   -------------   ------------
                                                       $  382,301     $  261,827    $  (50,000)    $  594,128
                                                       ----------   ------------   -------------   ------------
                                                       ----------   ------------   -------------   ------------

Year Ended December 31, 1996:

  Allowance for Doubtful Accounts                      $    6,053     $  16,248      $       -      $  22,301
  Inventory Obsolescence Reserve                          120,000             -              -        120,000
  Deferred Tax Valuation Allowance                        400,000             -       (160,000)       240,000
                                                       ----------   ------------   -------------   ------------
                                                       $  526,053     $  16,248      $(160,000)     $ 382,301
                                                       ----------   ------------   -------------   ------------
                                                       ----------   ------------   -------------   ------------

Year Ended December 31, 1995:

 Allowance for Doubtful Accounts                       $    4,343     $   1,710      $        -     $    6,053
 Inventory Obsolescence Reserve                            40,000        80,000               -        120,000
 Deferred Tax Valuation Allowance                         100,000             -         300,000        400,000
                                                       ----------   ------------   -------------   ------------
                                                       $  144,343     $  81,710      $  300,000     $  526,053
                                                       ----------   ------------   -------------   ------------
                                                       ----------   ------------   -------------   ------------

                              INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

    10.1 Master lease agreement for equipment between Norwest Leasing Company and the Company.

    10.2 Land contract between the city of Augusta and the Company for the purchase of building and land in Augusta, Wisconsin.

    23.1 Letter of Consent from Larson, Allen, Weishair & Company in reference to the S-8 Forms filed June 21 1994 and June 30, 1993.