Form 10-Q
period 1998-03-31
NORTECH SYSTEMS INC
filed 1998-05-14
CIK 722313

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  D.C. 20549
                                      FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended  March 31, 1998.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ___________ to ___________.

Commission File Number 0-13257.

                           NORTECH  SYSTEMS  INCORPORATED
                           ------------------------------
               (Exact name of registrant as specified in its chapter)

           MINNESOTA                                         41-1681094
----------------------------------                     -------------------------
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
     YES       X              NO
     ---------------          ---------------

                     APPLICABLE ONLY TO CORPORATE REGISTRANTS;


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable data.

As of April 30, 1998, there were 2,345,262 shares of the Company's $.01 per share par value common stock outstanding.










(The remainder of this page was intentionally left blank.)

                            NORTECH SYSTEMS INCORPORATED
                                     FORM 10-Q
                            QUARTER ENDED MARCH 31, 1998

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

               NORTECH SYSTEMS INCORPORATED
               BALANCE SHEETS
               MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                       MARCH 31          DECEMBER 31
         ASSETS                                                          1998                1997
                                                                     (UNAUDITED)          (AUDITED)
                                                                     -----------         -----------
Current Assets
   Cash and cash equivalents                                        $    126,587        $    714,169
   Accounts receivable, net                                            5,529,548           5,008,689
   Inventories:
      Finished goods                                                     747,296           1,457,330
      Work in process                                                  1,564,618           1,262,361
      Raw materials                                                    7,856,191           6,522,775
                                                                     -----------         -----------
         Total inventories                                          $ 10,168,105        $  9,242,466

   Prepaid expenses and other                                            947,774             897,388
                                                                     -----------         -----------
         Total current assets                                       $ 16,772,014        $ 15,862,712
                                                                     -----------         -----------

PLANT, Property, and Equipment (at Cost)
      Land and Building/leaseholds                                  $  3,817,489        $  3,901,461
   Manufacturing equipment                                             5,291,415           4,444,401
   Office and other equipment                                          2,095,032           2,805,557
                                                                     -----------         -----------
                                                                    $ 11,203,936        $ 11,151,419
   Less accumulated depreciation and
      amortization                                                    (4,056,972)         (3,851,810)
                                                                     -----------         -----------
                                                                    $  7,146,964        $  7,299,609
                                                                     -----------         -----------

Other Assets
   Goodwill and other intangible assets                                  790,210             905,359
   Deferred tax asset                                                    570,000             570,000
   Other assets                                                           57,250              57,250
                                                                     -----------         -----------
      Total Other Assets                                            $  1,417,460           1,532,609
                                                                     -----------         -----------
         Total Assets                                               $ 25,336,438        $ 24,694,930
                                                                     -----------         -----------
                                                                     -----------         -----------

         NORTECH SYSTEMS INCORPORATED
         BALANCE SHEETS
         MARCH 31, 1998 AND DECEMBER 31, 1997


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                       MARCH 31          DECEMBER 31
                                                                         1998                1997
                                                                     (UNAUDITED)          (AUDITED)
                                                                     -----------         -----------
Current Lialilities:
   Current maturities of long-term debt                             $  1,075,404        $  1,038,397
      Line of credit                                                     500,000             500,000
   Accounts payable                                                    2,939,683           3,013,131
   Accured payrolls and commissions                                      836,528           1,082,293
   Other                                                                 685,082             558,666
                                                                     -----------         -----------
      Total Current Liabilities                                     $  6,036,697        $  6,192,487
                                                                     -----------         -----------

Long-Term Debt
   Notes Payable (net of current
      maturities shown above)                                       $ 11,041,490        $ 10,388,620
                                                                     -----------         -----------

Redeemable Stock                                                    $          0        $    300,000

Shareholders' Equity:
   preferred stock, $1 par value;
   1,000,000 shares authorized; 250,000
   shares issued and  outstanding                                   $    250,000        $    250,000
   common stock - $.01 par value; 9,000,000
   shares authorized; 2,345,262 and 2,312,362 shares
   issued and outstanding, net of redeemable shares
   reported above,at March 31, 1998 and
   December 31, 1997, respectively                                        23,454              23,124
   additional paid-in capital                                         12,108,224          11,910,554
   accumulated deficit                                                (4,123,427)         (4,369,855)
                                                                     -----------         -----------
      Total Shareholders' Equity                                    $  8,258,251        $  7,813,823
                                                                     -----------         -----------

      Total Liabilities, Redeemable Stock and
         Shareholders' Equity                                       $ 25,336,438        $ 24,694,930
                                                                     -----------         -----------
                                                                     -----------         -----------

         NORTECH SYSTEMS INCORPORATED
         STATEMENTS OF INCOME (LOSS)
         FOR THE THREE MONTHS ENDED
         MARCH 31, 1998 AND MARCH 31, 1997

                                                                       MARCH 31            MARCH 31
                                                                         1998                1997
                                                                     (UNAUDITED)         (UNAUDITED)
                                                                     -----------         -----------
Sales                                                               $ 10,491,792        $  8,564,846

Cost of Sales                                                          8,741,376           7,044,357
                                                                     -----------         -----------
   Gross Profit                                                     $  1,750,416        $  1,520,489
                                                                            16.7%               17.8%
Selling, General and Admin.                                            1,044,518           1,014,805
Engineering/Reseach & Development                                         68,093             112,495
Misc. (Income) Expense, net                                              (20,845)              8,763
Interest Expense                                                         249,932             183,671
                                                                     -----------         -----------


Net Income (Loss) Before Tax
Provision                                                           $    408,718        $    200,755

   Tax Provision                                                         162,288              68,000

                                                                     -----------         -----------

   Net Income                                                       $    246,430        $    132,755
                                                                     -----------         -----------
                                                                     -----------         -----------


Income (Loss) per Share of Common Stock

   Net income                                                       $       0.11        $       0.06
                                                                     -----------         -----------
                                                                     -----------         -----------

Weighted Average Number of Shares
   Outstanding                                                         2,345,262           2,362,262
                                                                     -----------         -----------
                                                                     -----------         -----------

         NORTECH SYSTEMS INCORPORATED
         STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 1997 AND MARCH 31, 1998

                                                                      MARCH 31            MARCH 31
                                                                        1998                1997
                                                                     (UNAUDITED)         (UNAUDITED)
                                                                     -----------         -----------
Cash Flows from Operating Activities
   Net Income                                                       $    246,430        $    132,755
   Adjustments to reconcile net loss to
   net cash used by operating activities:
      Depreciation and amortization                                      205,162             284,346
Changes in Operating Assets and Liabilities:
   Accounts receivable                                                  (520,859)           (834,906)
   Inventories                                                          (925,639)           (271,319)
   Prepaid expenses                                                      (50,386)           (106,019)
   Other assets                                                          115,149             207,207
   Accounts payable                                                      (73,448)            (85,875)
   Accured payrolls                                                     (245,765)            257,753
   Other accruals                                                        126,416             677,972
                                                                     -----------         -----------
      Net cash used by operating act.                                 (1,122,940)            261,914

Cash Flows from Investing Activities:
   Acquistion of equipment                                               (52,517)           (328,771)
   Acquistion of Comp. assets                                                  0                   0
   Net Proceeds Under L/C                                                      0                   0
   Proceeds from Sale of Stock                                                 0                   0
   Other activities
   Payment of Pref. Stock Dividend                                             0                   0
                                                                     -----------         -----------
      Net cash used by investing act.                                    (52,517)           (328,771)

Cash Flows from Financing Activities:
   Net borrowing of L/T debt                                             760,000             200,000
   Payments of long term debt                                            (79,709)           (238,415)
      Change in current debt                                             (92,416)             52,899
                                                                     -----------         -----------
      Net cash provided by financing
         activities                                                      587,875              14,484
                                                                     -----------         -----------
Net Increase (Decrease) in Cash                                         (587,582)            (52,373)

Cash at Beginning of Period                                              714,169           1,235,127
                                                                     -----------         -----------
Cash at End of Period                                               $    126,587        $  1,182,754
                                                                     -----------         -----------
                                                                     -----------         -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR PERIOD ENDED MARCH 31, 1998

For the quarter ended March 31, 1998, the Company had revenues of $10,491,792 compared to revenues of $8,564,846 for the quarter ended March 31, 1997. The increase in revenues resulted primarily from the additional revenues generated from internal growth. The net income for the three months ended March 31, 1998 was $246,430 or $.11 per share, compared to a net income of $132,755 or $.06 per share, for the three months ended March 31, 1997. The net income for the quarter ended March 31, 1998 was primarily impacted by increased gross margin from the increased revenue.

Company's 90 day order backlog was $7,900,000 as of March 31, 1998, compared to $7,687,000 at the beginning of the quarter. Based on the current conditions, the Company anticipates revenue levels in the second quarter of 1998 to be slightly higher than the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's working capital increased to $10,735,317 during the first quarter of 1998, compared to $9,670,225 as of December 31, 1997. The Company believes that its financial stability will continue to improve during 1998 and would expect that its operating cash flow and available credit faculities will be sufficient to fund the expected growth in the near term.

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

Dated:    May 11, 1998                  NORTECH SYSTEMS INCORPORATED

                                             By:  Quentin E. Finkelson
                                             -----------------------------------

                                                  Quentin E. Finkelson
                                                  Its President and Chief
                                                  Executive Officer

                                             By:  Garry M. Anderly
                                             -----------------------------------

                                                  Garry M. Anderly
                                                  Principal Financial
                                                  Officer and Principal
                                                  Accounting Officer