Form 10-Q
period 1998-06-30
NORTECH SYSTEMS INC
filed 1998-08-10
CIK 722313

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended June 30, 1998.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ___________ to ___________.

Commission File Number 0-13257.

                             NORTECH SYSTEMS INCORPORATED
                ------------------------------------------------------
                (Exact name of registrant as specified in its chapter)

        MINNESOTA                                    41-1681094
---------------------------------              ------------------------
  (State of other jurisdiction                   (I.R.S. Employer
of  Incorporation or organization)             Identification No.)

     641 EAST LAKE ST.    SUITE 244,    WAYZATA, MN              55391
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Codes)


     (612) 473-4102
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

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

             YES         X              NO
             ----------------           ------------------

                     APPLICABLE ONLY TO CORPORATE REGISTRANTS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable data.

As of July 31, 1998, there were 2,345,262 shares of the Company's $.01 per share par value common stock outstanding.







(The remainder of this page was intentionally left blank.)

                            NORTECH SYSTEMS INCORPORATED
                                     FORM 10-Q
                            QUARTER ENDED JUNE 30, 1998

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

                           NORTECH SYSTEMS INCORPORATED
                              BALANCE SHEETS ASSETS
                             FOR THE SIX MONTHS ENDED
                       JUNE 30, 1998 and DECEMBER 31, 1997

                                                   JUNE 30     DECEMBER 31
ASSETS                                               1998          1997
                                                (UNAUDITED)     (AUDITED)
                                               -------------  -------------
Current Assets
    Cash and cash equivalents                  $     109,131  $     714,169
    Accounts receivable, net                       5,255,009      5,008,689
    Inventories:
      Finished goods                                 649,226      1,457,330
      Work in process                              1,292,902      1,262,361
      Raw materials                                8,819,879      6,522,775
                                               -------------  -------------
        Total inventories                      $  10,762,007  $   9,242,466

    Prepaid expenses and other                       927,666        897,388
                                               -------------  -------------
        Total current assets                   $  17,053,813  $  15,862,712
                                               -------------  -------------
                                               -------------  -------------
PLANT, Property, and Equipment (at Cost)
    Land and Building/leaseholds               $   3,883,296  $   3,901,461
    Manufacturing equipment                        5,330,285      4,444,401
    Office and other equipment                     2,060,392      2,805,557
                                               -------------  -------------
                                               $  11,273,973  $  11,151,419

    Less accumulated depreciation and
      amortization                                (4,292,940)    (3,851,810)
                                               -------------  -------------
                                               $   6,981,033  $   7,299,609
                                               -------------  -------------
Other Assets
    Goodwill and other intangible assets             756,713        905,359
    Deferred tax asset                               570,000        570,000
    Other assets                                      57,250         57,250
                                               -------------  -------------
        Total Other Assets                     $   1,383,963      1,532,609
                                               -------------  -------------
        Total Assets                           $  25,418,809  $  24,694,930
                                               -------------  -------------
                                               -------------  -------------

                                      PAGE 4

                           NORTECH SYSTEMS INCORPORATED
                            BALANCE SHEETS LIABILITIES
                             FOR THE SIX MONTHS ENDED
                        JUNE 30, 1998 and DECEMBER 31, 1997

                                                                     JUNE 30     DECEMBER 31
                                                                       1998         1997
LIABILITIES AND SHAREHOLDERS' EQUITY                              (UNAUDITED)     (AUDITED)
                                                                  -----------    -------------
Current Liabilities:
    Current maturities of long-term debt                          $ 1,062,558      $ 1,038,397
      Line of credit                                                  500,000          500,000
    Accounts payable                                                2,960,570        3,013,131
    Accrued payrolls and commissions                                  920,815        1,082,293
    Other                                                             620,651          558,666
                                                                  -----------      -----------
        Total Current Liabilities                                 $ 6,064,594      $ 6,192,487
                                                                  -----------      -----------
Long-Term Debt
    Notes Payable (net of current
      maturities shown above)                                     $10,903,636      $10,388,620
                                                                  -----------      -----------

Redeemable Stock                                                  $         0      $   300,000

Shareholders' Equity:
    Preferred Stock, $1 par value;
      1,000,000 shares authorized; 250,000
      shares issued and  outstanding                              $   250,000      $   250,000
    Common Stock - $.01 par value; 9,000,000
      shares authorized; 2,312,262 and 2,312,262 shares
      issued and outstanding, net of redeemable shares
      reported above, at June 30, 1998
      December 31, 1997, respectively                                  23,454           23,124
    Additional paid-in capital                                     12,108,224       11,910,554
    Accumulated deficit                                            (3,931,099)      (4,369,855)
                                                                  -----------      -----------
        Total Shareholders' Equity                                $ 8,450,579      $ 7,813,823
                                                                  -----------      -----------
    Total Liabilities, Redeemable Stock &
        Shareholders' Equity                                      $25,418,809      $24,694,930
                                                                  -----------      -----------
                                                                  -----------      -----------

                           NORTECH SYSTEMS INCORPORATED
                           STATEMENTS OF INCOME (LOSS)
                           FOR THE THREE MONTHS ENDED
                         JUNE 30, 1998 AND JUNE 30, 1997

                                                  JUNE 30       JUNE 30
                                                   1998          1997
                                               (UNAUDITED)   (UNAUDITED)
                                               ----------     ----------
Sales                                          $9,582,777     $9,039,176

Cost of Sales                                   7,803,952      7,383,860
                                               ----------     ----------
    Gross Profit                               $1,778,825     $1,655,316
Selling, General and Admin.                     1,138,807      1,043,756
Engineering/Reseach & Development                 115,418         93,458
Misc. (Income) Expense, net                         7,527         (1,493)
Interest Expense                                  204,231        260,264
                                               ----------     ----------
Net Income  Before Tax Provision               $  312,842     $  259,331

    Tax Provision                                 125,002         92,079
                                               ----------     ----------
    Net Income                                 $  187,840     $  167,252
                                               ----------     ----------
                                               ----------     ----------
Income (Loss) per Share of Common Stock

    Net income per Share of Common Stock       $     0.08     $     0.07
                                               ----------     ----------
                                               ----------     ----------
Weighted Average Number of Shares
    Outstanding                                 2,345,262      2,362,263
                                               ----------     ----------
                                               ----------     ----------

                                      PAGE 6

                          NORTECH SYSTEMS INCORPORATED
                             STATEMENTS OF INCOME
                           FOR THE SIX MONTHS ENDED
                        JUNE 30, 1998 AND JUNE 30, 1997

                                                  JUNE 30         JUNE 30
                                                   1998            1997
                                                (UNAUDITED)     (UNAUDITED)
                                               -----------     -----------
Sales                                          $20,074,569     $17,604,022

Cost of Sales                                   16,545,328      14,428,217
                                               -----------     -----------
    Gross Profit                               $ 3,529,241     $ 3,175,805

Selling, General and Admin.                      2,183,325       2,058,561
Engineering/Reseach & Development                  183,511         205,953
Misc. (Income) Expense, net                        (13,318)          7,270
Interest Expense                                   454,163         443,935
                                               -----------     -----------
Net Income  Before Tax Provision               $   721,560     $   460,086

    Tax Provision                                  287,290         160,079
                                               -----------     -----------
    Net Income                                 $   434,270     $   300,007
                                               -----------     -----------
                                               -----------     -----------
Income per Share of Common Stock

    Net income per share of Common Stock       $      0.19     $      0.13
                                               -----------     -----------
                                               -----------     -----------
Weighted Average Number of Shares
    Outstanding                                  2,345,262       2,362,263
                                               -----------     -----------
                                               -----------     -----------

                         NORTECH SYSTEMS INCORPORATED
                           STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                       JUNE 30, 1998 AND JUNE 30, 1997

                                                      JUNE 30        JUNE 30
                                                       1998           1997
                                                    (UNAUDITED)    (UNAUDITED)
                                                   -----------    ------------
Cash Flows from Operating Activities
    Net Income                                     $   434,270    $   300,007
    Adjustments to reconcile net income to
      net cash used by operating activities:
    Depreciation and amortization                      441,130        535,575

Changes in Operating Assets and Liabilities:
    Accounts receivable                               (246,320)    (1,372,451)
    Inventories                                     (1,519,541)      (637,457)
    Prepaid expenses                                   (30,278)        79,951
    Other assets                                       148,646        227,000
    Accounts payable                                   (52,561)       475,034
    Accrued payrolls                                  (161,478)         2,073
    Other accruals                                      61,985        (52,017)
                                                   -----------    ------------
        Net cash used by operating activity           (924,147)      (442,285)

Cash Flows from Investing Activities:
    Acquisition of equipment                          (122,554)      (480,786)
    Other activities                                         0              0
                                                   -----------    ------------
        Net cash used by investing activity           (122,554)      (480,786)

Cash Flows from Financing Activities:
    Net borrowing of Long Term debt                    830,283        500,000
    Payments of long term debt                        (375,774)      (373,289)
    Change in current debt                             (12,846)        28,034
                                                   -----------    ------------
        Net cash provided by financing
          activities                                   441,663        154,745
                                                   -----------    ------------
Net (Decrease) in Cash                                (605,038)      (768,326)

Cash at Beginning of Period                            714,169      1,235,127
                                                   -----------    ------------
Cash at End of Period                              $   109,131    $   466,801
                                                   -----------    ------------
                                                   -----------    ------------

                                     PAGE 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR PERIOD ENDED JUNE 30, 1998

For the quarter ended June 30, 1998, the Company had revenues of $9,582,777 compared to revenues of $9,039,176 for the quarter ended June 30, 1997. The increase in revenues resulted primarily from the additional revenues generated from internal growth. The net income for the three months ended June 30, 1998 was $187,840 or $.08 per share, compared to a net income of $167,252 or $.07 per share, for the three months ended June 30, 1997. The net income for the quarter ended June 30, 1998 was primarily impacted by increased gross profit from the increased revenue.

For the six month period ended June 30, 1998, the Company had revenue of $20,074,569 compared to revenue of $17,604,022 for the six months ended June 30, 1997. The net income for the six months ended June 30, 1998 was $434,270 of $.19 per share compared to a net income of 300,007 or $.13 per share, for the six months ended June 30, 1997.

Company's 90 day order backlog was $8,159,000 as of June 30, 1998, compared to $7,900,000 at the beginning of the quarter. Based on the current conditions, the Company anticipates revenue levels in the third quarter of 1998 to be slightly higher than the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's working capital increased to $10,989,219 during the second quarter of 1998, compared to $9,670,225 as of December 31, 1997. The Company believes that its financial stability will continue to improve during 1998 and would expect that its operating cash flow and available credit faculities will be sufficient to fund the expected growth in the near term.

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


Dated:  AUGUST 6, 1998        NORTECH SYSTEMS INCORPORATED
        --------------
                              BY:  QUENTIN E. FINKELSON
                                   ----------------------------------
                                   Quentin E. Finkelson
                                   Its President and Chief
                                   Executive Officer

                              BY:  GARRY M. ANDERLY
                                   ----------------------------------
                                   Garry M. Anderly
                                   Principal Financial
                                   Officer and Principal
                                   Accounting Officer