Form 10-Q
period 1998-09-30
NORTECH SYSTEMS INC
filed 1998-11-13
CIK 722313

                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON,  D.C. 20549
                                    FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended  September 30, 1998.

(  )   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the Transition period from ___________ to ___________.

Commission File Number 0-13257.

                        NORTECH  SYSTEMS  INCORPORATED
           (Exact name of registrant as specified in its chapter)

           MINNESOTA                                        41-1681094
  ----------------------------                        ------------------------
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

           YES         X              NO
           -------------              -------------

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable data.

As of October 31, 1998, there were 2,345,262 shares of the Company's $.01 per share par value common stock outstanding.








(The remainder of this page was intentionally left blank.)

                         NORTECH SYSTEMS INCORPORATED
                                  FORM 10-Q
                      QUARTER ENDED SEPTEMBER 30, 1998

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

                        NORTECH SYSTEMS INCORPORATED
                           BALANCE SHEETS ASSETS
                        FOR THE NINE MONTHS ENDED
                 SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                                              SEPT 30         DEC 31
                                                                1998           1997
                                                             (UNAUDITED)     (AUDITED)
                                                            ------------   ------------
ASSETS
Current Assets
  Cash and cash equivalents                                  $   288,609   $    714,169
  Accounts receivable, net                                     5,144,588      5,008,689
  Inventories:
    Finished goods                                               571,503      1,457,330
    Work in process                                            1,555,439      1,262,361
    Raw materials                                              8,517,278      6,522,775
                                                            ------------   ------------
      Total inventories                                     $ 10,644,220   $  9,242,466

Prepaid expenses and other                                       755,401        897,388
                                                            ------------   ------------
      Total current assets                                  $ 16,832,818   $ 15,862,712
                                                            ------------   ------------

PLANT, Property, and Equipment (at Cost)
  Land and Building/leaseholds                              $  3,886,609   $  3,901,461
  Manufacturing equipment                                      5,322,976      4,444,401
  Office and other equipment                                   2,074,270      2,805,557
                                                            ------------   ------------
                                                            $ 11,283,855   $ 11,151,419
  Less accumulated depreciation and
   amortization                                               (4,531,467)    (3,851,810)
                                                            ------------   ------------
                                                            $  6,752,388   $  7,299,609
                                                            ------------   ------------
Other Assets
  Goodwill and other intangible assets                           739,882        905,359
  Deferred tax asset                                             570,000        570,000
  Other assets                                                    57,250         57,250
                                                            ------------   ------------
      Total Other Assets                                    $  1,367,132      1,532,609
                                                            ------------   ------------
        Total Assets                                        $ 24,952,338  $  24,694,930
                                                            ============   ============


                       NORTECH SYSTEMS INCORPORATED
                        BALANCE SHEETS LIABILITIES
                        FOR THE NINE MONTHS ENDED
                 SEPTEMBER 30, 1998 AND DECEMBER 31, 1997



                                                              SEPT 30         DEC 31
                                                                1998           1997
                                                             (UNAUDITED)     (AUDITED)
                                                            ------------   ------------
Current Liabilities:
  Current maturities of long-term debt                      $    991,101  $   1,038,397
  Line of Credit                                                 500,000        500,000
  Accounts payable                                             2,818,361      3,013,131
  Accrued payrolls and commissions                               587,761      1,082,293
  Other                                                          859,516        558,666
                                                            ------------   ------------
     Total Current Liabilities                              $  5,756,739   $  6,192,487
                                                            ------------   ------------
Long-Term Debt
  Notes Payable (net of current
    maturities shown above)                                 $ 10,618,304    $ 10,388,620
                                                             ------------   ------------

Redeemable Stock                                            $          0    $    300,000

Shareholders' Equity:
  Preferred Stock, $1 par value;
    1,000,000 shares authorized; 250,000
    shares issued and  outstanding                          $    250,000    $    250,000
  Common Stock - $.01 par value; 9,000,000
    shares authorized; 2,345262 and 2,312,262 shares
    issued and outstanding, net of redeemable shares
    reported above, at September 30, 1998 and
    December 31, 1997, respectively                                23,454         23,124
  Additional paid-in capital                                   12,108,224     11,910,554
  Accumulated deficit                                          (3,804,383)    (4,369,855)
                                                             ------------   ------------
      Total Shareholders' Equity                             $  8,577,295   $  7,813,823
                                                             ------------   ------------

  Total Liabilities, Redeemable Stock and
     Shareholders' Equity                                    $ 24,952,338  $  24,694,930
                                                             ============   ============


                        NORTECH SYSTEMS INCORPORATED
                        STATEMENTS OF INCOME (LOSS)
                        FOR THE THREE MONTHS ENDED
                 SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


                                                               SEPT 30         DEC 31
                                                                1998           1997
                                                             (UNAUDITED)     (AUDITED)
                                                            ------------   ------------
Sales                                                       $  9,625,049   $  8,693,449
Cost of Sales                                                  7,889,933      7,128,714
                                                            ------------   ------------
  Gross Profit                                              $  1,735,116   $  1,564,735

Selling, General and Admin.                                    1,119,751      1,071,529
Engineering/Reseach & Development                                125,939         69,677
Misc. (Income) Expense, net                                       19,409        (29,168)
Interest Expense                                                 258,824        236,459
                                                            ------------   ------------

Net Income  Before Tax Provision                            $    211,193   $    216,238
    Tax Provision                                                 84,474         75,683
                                                            ------------   ------------
    Net Income                                              $    126,719   $    140,555
                                                            ============   ============
Income (Loss) per Share of Common Stock
    Net income per Share of Common Stock                    $       0.05   $       0.06
                                                            ============   ============
Weighted Average Number of Shares
    Outstanding                                                2,345,262      2,362,263
                                                            ============   ============


                         NORTECH SYSTEMS INCORPORATED
                            STATEMENTS OF INCOME
                          FOR THE NINE MONTHS ENDED
                 SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997



                                                              SEPT 30         DEC 31
                                                                1998           1997
                                                             (UNAUDITED)     (AUDITED)
                                                            ------------   ------------

Sales                                                       $ 29,699,618   $ 26,297,471
Cost of Sales                                                 24,435,261     21,556,931
                                                            ------------   ------------
  Gross Profit                                              $  5,264,357   $  4,740,540

Selling, General and Admin.                                    3,303,076      3,130,090
Engineering/Reseach & Development                                309,450        275,630
Misc. (Income) Expense, net                                        6,091        (21,898)
Interest Expense                                                 712,987        680,394
                                                            ------------   ------------


Net Income  Before Tax Provision                            $    932,753   $    676,324
  Tax Provision                                                  371,764        235,761
                                                            ------------   ------------
  Net Income                                                $    560,989   $    440,563
                                                            ============   ============

Income per Share of Common Stock
  Net income per share of Common Stock                      $       0.24   $      0.19
                                                            ============   ============
Weighted Average Number of Shares
  Outstanding                                                  2,345,262      2,362,263
                                                            ============   ============


                       NORTECH SYSTEMS INCORPORATED
                         STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED
                 SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


                                                               SEPT 30        SEPT 30
                                                                1998           1997
                                                             (UNAUDITED)    (UNAUDITED)
                                                            ------------   ------------
Cash Flows from Operating Activities
  Net Income                                                $    560,989   $    440,563
  Adjustments to reconcile net income to
    net cash used by operating activities:
  Depreciation and amortization                                  679,657        817,072

Changes in Operating Assets and Liabilities:
  Accounts receivable                                           (135,899)      (949,170)
  Inventories                                                 (1,401,754)    (1,922,922)
  Prepaid expenses                                               141,987        (36,941)
  Other assets                                                   165,477        246,794
  Accounts payable                                              (194,770)       928,436
  Accrued payrolls                                              (494,532)        26,240
  Other accruals                                                 300,850        228,011
                                                            ------------   ------------
     Net cash used by operating activity                        (377,995)      (221,917)

Cash Flows from Investing Activities:
  Acquistion of equipment                                       (132,436)      (741,472)
  Redemption of Stock/other                                            0              0
  Payment of Preferred Stock Dividend                                  0        (14,946)
                                                            ------------   ------------
     Net cash used by investing activity                        (132,436)      (756,418)

Cash Flows from Financing Activities:
  Net borrowing of Long Term debt                                660,000        600,000
  Payments of long term debt                                    (622,425)      (580,787)
  Change in current debt                                          47,296          3,506
                                                            ------------   ------------
    Net cash provided by financing activities                     84,871         22,719
                                                            ------------   ------------
Net (Decrease) in Cash                                          (425,560)      (955,616)

Cash at Beginning of Period                                      714,169      1,235,127
                                                            ------------   ------------
Cash at End of Period                                       $    288,609   $    279,511
                                                            ============   ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR PERIOD ENDED SEPTEMBER 30, 1998

For the quarter ended September 30, 1998, the Company had revenues of $9,625,049 compared to revenues of $8,693,449 for the quarter ended September 30, 1997. The increase in revenues resulted primarily from the additional revenues generated from internal growth. The net income for the three months ended September 30, 1998 was $126,719 or $.05 per share, compared to a net income of $140,555 or $.06 per share, for the three months ended September 30, 1997. The net income for the quarter ended September 30, 1998 was primarily impacted by increased gross profit from the increased revenue offset by increased expenses related to engineering and developement costs of the new autosync monitor.

For the nine month period ended September 30, 1998, the Company had revenue of $29,699,618 compared to revenue of $26,297,471 for the nine months ended September 30, 1997. The net income for the nine months ended September 30, 1998 was $560,989 of $.24 per share compared to a net income of 440,563 or $.19 per share, for the six months ended September 30, 1997.

Company's 90 day order backlog was $8,207,000 as of September 30, 1998, compared to $8,159,000 at the beginning of the quarter. Based on the current conditions, the Company anticipates revenue levels in the fourth quarter of 1998 to be slightly higher than the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's working capital increased to $11,076,079 during the third quarter of 1998, compared to $9,670,225 as of December 31, 1997. The Company believes that its financial stability will continue to improve during 1998 and would expect that its operating cash flow and available credit faculities will be sufficient to fund the expected growth in the near term.

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

Dated:  November 11, 1998              NORTECH SYSTEMS INCORPORATED
        -----------------
                                       By:  Quentin E. Finkelson
                                       -----------------------------
                                            Quentin E. Finkelson
                                            Its President and Chief
                                            Executive Officer


                                        By: Garry M. Anderly
                                        ----------------------------
                                            Garry M. Anderly
                                            Principal Financial
                                            Officer and Principal
                                            Accounting Officer