Form 10-K
period 1998-12-31
NORTECH SYSTEMS INC
filed 1999-03-31
CIK 722313

                               FORM 10-K

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

( )  TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____________ to _____________

Commission file number   0-13257
                         -------

                          NORTECH SYSTEMS INCORPORATED
                          ----------------------------
             (Exact name of registrant as specified in its chapter)

            Minnesota                               41-16810894
------------------------------------                -----------
  (State or other jurisdiction of               (I. R. S.  Employer
  incorporation or organization)                 Identification No.)

             641 East Lake St., Suite 244 Wayzata, MN        55391
             ----------------------------------------        -----
             (Address of principal executive offices)      (Zip code)

Registrant's telephone No., including area code:      (612)  473-4102

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

YES        X                           NO
    ----------------                      ----------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based upon the $3.50 per share average of the closing bid and asked prices, respectively, on February 26, 1999 for the shares of common stock of the Company, the aggregate market value of the Company's common stock held by non-affiliates as of such date was $4,313,712.

As of February 26, 1999 there were 2,351,377 shares of the Company's $.01 per share par value common stock outstanding.



(The remainder of this page was intentionally left blank.)

                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of the Annual Report on Form 10-K:

Parts of Annual Report                 Documents Incorporated by
   on Form 10-K                         Reference

Part III

     Item 10                           Reference is made to the Registrant's
          11                           proxy statements to be used in
          12                           connection with the 1998 Annual
                                       Shareholders' meeting and filed with
                                       the Securities and Exchange
                                       Commission no later than
                                       April 30, 1999.



(The remainder of this page was intentionally left blank)

                          NORTECH SYSTEMS INCORPORATED
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                      INDEX


PART I                                                                              PAGE
Item 1.  Business                                                                   5- 9

Item 2.  Properties                                                                 9-10

Item 3.  Legal Proceedings                                                            10

Item 4.  Submission of Matters to a Vote of Security Holders                          10

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters     10-11

Item 6.  Selected Financial Data                                                      12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                       13-14

Item 7a. Quantitative and Qualitative Disclosure about Market Risk                    14

Item 8.  Consolidated Financial Statements and Supplemental Data                   15-34

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                     35

PART III

Item 10.  Directors and Executive Officers of the Registrant                          35

Item 11.  Executive Compensation                                                      35

Item 12.  Security Ownership of Certain Beneficial Owners and Management              35

Item 13.  Certain Relationships and Related Transactions                              35

PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K           36-39

Signatures                                                                            40

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

The strategy of the Company in that regard has been to expand its customer base, and has added several new customers from various industries; including Companies engaged in the production of medical products, super computers, mid-size and micro computer business systems, defense industry product and industrial products. The Company strategy is to develop a customer base spanning several industry segments to avoid the affects of fluctuations within a given industry. Some of the Company's major customers are G.E. Medical Systems, Raytheon, SPX Corporation, Imation, Thermo King, Polaris, Fisher-Rosemount, 3M, Allen-Bradley and United Defense.

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

The Company has adopted SFAS No.131, disclosure about segments of an enterprise and related information, the corresponding segmented financial data is shown in
Note 8 of the financial statements.

MARKETING AND SALES

BUSINESS STRATEGY

The Company believes the electronic manufacturing sub-contracting business is emerging from a small job shop oriented business into a dynamic, high technology electronics industry. The Company operates mainly in the wire harness and cable assemblies market, and intends to expand from this market segment into complete electromechanical assemblies using the resources acquired from the recent addition of Zercom Corporation. Many companies no longer perform this type of work on a captive, in-house basis, as they are finding that independent subcontractors can more cost effectively perform this specialized work.

As part of the Company's commitment to quality, the Bemidji location became ISO 9002 Certified in July 1995, the Merrifield Division became ISO 9002 Certified in October, 1998, and continue to actively maintain their certification. The Company believes this certification benefits its current customer base as well as attract new business opportunities.

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

The Company's 90 day order backlog was approximately $7,687,000 on December 31, 1997 and approximately $9,210,000 on December 31, 1998.

MAJOR CUSTOMERS

The Company sells its products to companies in the computer, medical, governmental and various other industries. Historically, the Company has not experienced significant losses related to the receivables from customers in any particular industry or geographic area.

No customer accounted for more than 10% of revenue, for the year ended December 31, 1998.

RESEARCH AND DEVELOPMENT

The Company expended $337,093 in 1998, and $258,712 in 1997 and $273,697 in 1996
on Company-sponsored research and development. This research is related to the development of large-screen, high resolution video monitors for the Imaging Division.

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

EMPLOYEES

The Company has 527 full-time and 73 part-time employees as of December 31, 1998, consisting of 555 employees in manufacturing, manufacturing product support and medical support services and 45 in general administration.

ITEM 2.  PROPERTIES

The Company's headquarters consist of approximately 1,500 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota. The Company has a lease for a five year term that expires in June 30, 2002. The Company owns its Bemidji, Minnesota facility consisting of eight acres of land and 60,000 square feet of office and manufacturing space and owns another 8,000 square feet of manufacturing and office space in Augusta, Wisconsin.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

The high and low bid quotations for the Company's Common Stock for each quarterly period within the two most recent years were as follows:

     Quarter Ended                     Low              High
     -------------                     ---              ----
     March 31, 1997                  $4.750            $6.000
     June 30, 1997                   $4.500            $5.750
     September 30, 1997              $4.500            $5.750
     December 31, 1997               $4.500            $5.875

     March 31, 1998                  $4.266            $5.125
     June 30, 1998                   $4.750            $6.625
     September 30, 1998              $3.625            $5.500
     December 31, 1998               $3.438            $4.438

The low and high quotations set forth above are as reported by NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

As of March 1, 1999, there were approximately 1,301 holders of shares of the Company's Common Stock. The Company has never paid a cash dividend on shares of its Common Stock and does not intend to pay cash dividends in the foreseeable future.




(The remainder of this page was intentionally left blank.)

              NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA

                                                FOR THE YEARS ENDED
                    ---------------------------------------------------------------------------

                    Dec 31, 1998    Dec 31, 1997    Dec 31, 1996     Dec 31, 1995  Dec 31, 1994
                    ------------    ------------    ------------     ------------  ------------
Sales                $40,355,867     $36,433,918     $26,182,821      $18,305,928   $12,820,709

Net Income (Loss)        329,867         677,671         446,029        1,331,924     1,183,406

Basic Earnings
 Per Share of
 Common Stock               0.14            0.28            0.19             0.55          0.54

Total Assets          24,728,562      24,694,930      22,152,629       13,223,064     6,647,897

Total Long-Term
 Debt                 11,146,537      10,388,620      10,910,757        3,768,685       746,755

-  Company acquired the assets of Zercom Corporation in November, 1996.

- Company acquired the assets of Monitor Technology in March, 1995, and Aerospace Systems in August, 1995.

          NOTE: For additional selected Financial Data (Past two years by quarter information), see Note 11 of the Consolidated Financial Statement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

REVENUES

For the years ended December 31, 1998, and 1997 the Company had sales of $40,355,867 and $36,433,918 respectively. The increase of $3,921,949 or 10.8%
resulted primarily from internal growth of our current customer base. For the year ended December 31, 1996 the Company had sales of $26,182,821. The approximate 39% increase in sales in 1997 was attributable primarily to increased sales from the newly acquired divisions in 1996.

GROSS PROFIT

The Company had gross profit of $6,597,719 in 1998, $6,795,052 in 1997, and $4,627,362 in 1996. Gross profits as a percentage of gross sales were 16.3% in 1998, 18.7% in 1997, and 17.7% in 1996. The Company has experienced gross profit pressure evolving from a change of product mix and material content offset by some improvement in manufacturing productivity.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses were $4,842,867 in 1998, $4,542,498 in 1997, and $3,306,311 in 1996. The increases each year reflect additional selling, general and administrative expenses associated with the acquisitions and increased revenues.

MISCELLANEOUS INCOME

Miscellaneous income was $40,885 in 1998, $53,738 in 1997, and $65,732 in 1996.
The miscellaneous income resulted primarily from charges for interest income and miscellaneous services.

INTEREST EXPENSE

Interest expense was $1,004,777 in 1998, $1,010,909 in 1997, and $475,057 in
1996. The increased expense for 1997 is due to the increased debt from acquired operations.

INCOME TAXES

Income tax expense for 1998 was $124,000, $359,000 in 1997, and $192,000 in
1996.

The Company has recorded deferred tax assets of $1,170,000, the realization of the deferred tax asset is dependent upon the Company generating sufficient taxable earnings in future periods. In determining that realization of the deferred tax asset is more likely than not, the Company gave consideration to recent earnings history, its expectation for taxable earnings in the future and the expiration dates associated with tax carryforwards.


NET INCOME

The Company's net income in 1998 was $329,867 or $.14 per common share. The Company's net income in 1997 was $677,671 or $.28 per common share. The Company's net income in 1996 was $446,029 or $.19 per common share. The Company believes that the effect of inflation on past operations has not been significant and anticipates that inflation will not have a significant impact on future operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital rose from $9,670,225 as of December 31, 1997, to $10,984,033 on December 31, 1998. Stockholders equity increased from $7,813,823 on December 31, 1997, to $8,364,571 on December 31, 1998 due to the Company's 1998 net income, and conversion of redeemable common stock to stockholders equity. The Company's liquidity and capital resources have improved substantially, and the Company believes that its' future financial requirements can be met with funds generated from the operating activities and from the Company's operating line of credit.

UPDATE ON YEAR 2000 STATUS

Nortech Systems, Inc recognizes the dangers of the "Year 2000 Problem". To ensure a minimum negative impact on business operations Nortech has established a Y2K Initiative. The Y2k Initiative addresses the effects on the company, our vendors and our customers. We have completed the inventory and evaluation phase, and are nearing completion of the implementation phase. Testing is nearly completed on most systems. Monitoring and evaluation will continue throughout 1999 and into 2000 until we are sure all issues have been properly resolved.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Upward and downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings will effect the Company's future earnings. However, a ten-percent change in the 1998 effective average interest rate on variable earnings should not have a material effect on the Company's earnings for 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                            PAGE
                                                                            ----
Independent Auditors' Report of :
    Larson, Allen, Weishair & Co., LLP                                       16

Consolidated Financial Statements:
    Consolidated Balance Sheets at December 31, 1998 and 1997                17

    Consolidated Statements of Income for the years ended
    December 31, 1998, 1997 and 1996                                          18

    Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1998, 1997 and 1996                                    19

    Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996                                       20-21


    Notes to Consolidated Financial Statements                             22-34



(The remainder of this page was intentionally left blank.)

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota


We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                            LARSON, ALLEN, WEISHAIR & CO., LLP


St. Cloud, Minnesota
February 12, 1999

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                    1998                 1997
                                                                                ------------         ------------
                                       ASSETS
 CURRENT ASSETS
  Cash and Cash Equivalents (Including Interest Bearing Cash of
   $203,886 and $463,248 at December 31, 1998 and 1997)                         $    415,446         $    714,169
  Accounts Receivable, Less Allowance for Uncollectible
   Accounts (1998 - $151,627; 1997 - $84,128)                                      5,381,344            5,008,689
  Inventories                                                                      9,383,875            9,242,467
  Prepaid Expenses and Other                                                         325,822              226,387
  Deferred Tax Asset                                                                 695,000              671,000
                                                                                ------------         ------------
           Total Current Assets                                                 $ 16,201,487         $ 15,862,712
                                                                                ------------         ------------
 PROPERTY AND EQUIPMENT (At Cost)
  Land                                                                               141,300              141,300
  Building and Leasehold Improvements                                              3,778,573            3,765,161
  Manufacturing Equipment                                                          4,577,838            4,439,401
  Office and Other Equipment                                                       3,052,834            2,805,557
                                                                                ------------         ------------
           Total                                                                $ 11,550,545         $ 11,151,419
  Accumulated Depreciation                                                        (4,785,474)          (3,851,810)
                                                                                ------------         ------------
           Total Property and Equipment (At Depreciated Cost)                   $  6,765,071         $  7,299,609
                                                                                ------------         ------------
OTHER ASSETS
  Goodwill and Other Intangible Assets                                          $  1,229,754         $    905,359
  Deferred Tax Asset                                                                 475,000              570,000
  Other Assets                                                                        57,250               57,250
                                                                                ------------         ------------
           Total Other Assets                                                   $  1,762,004         $  1,532,609
                                                                                ------------         ------------
           Total Assets                                                         $ 24,728,562         $ 24,694,930
                                                                                ------------         ------------
                                                                                ------------         ------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of Credit                                                                $         --         $    500,000
  Current Maturities of Long-Term Debt                                               810,934            1,038,397
  Accounts Payable                                                                 3,232,593            3,013,131
  Accrued Payroll                                                                    682,539            1,082,293
  Other Liabilities                                                                  491,388              558,666
                                                                                ------------         ------------
           Total Current Liabilities                                            $  5,217,454         $  6,192,487
                                                                                ------------         ------------
LONG-TERM DEBT
  Notes Payable (Net of Current Maturities Shown Above)                         $ 11,146,537         $ 10,388,620
                                                                                ------------         ------------
REDEEMABLE COMMON STOCK
  $.01 Par Value; 0 and 50,000 Shares Issued and
   Outstanding at December 31, 1998 and 1997
   Redeemable at $6 Per Share                                                   $         --         $    300,000
                                                                                ------------         ------------
STOCKHOLDERS' EQUITY
  Preferred Stock, $1 Par Value; 1,000,000 Shares
   Authorized; 250,000 Shares Issued and Outstanding                            $    250,000         $    250,000
  Common Stock $.01 Par Value; 9,000,000 Shares
   Authorized; 2,351,377 and 2,312,362 Shares Issued and
   Outstanding, Net of Redeemable Shares Reported Above,
   at December 31, 1998 and 1997, Respectively                                        23,514               23,124
  Additional Paid-In Capital                                                      12,131,045           11,910,554
  Accumulated Deficit                                                             (4,039,988)          (4,369,855)
                                                                                ------------         ------------
           Total Stockholders' Equity                                           $  8,364,571         $  7,813,823
                                                                                ------------         ------------
           Total Liabilities and Stockholders' Equity                           $ 24,728,562         $ 24,694,930
                                                                                ------------         ------------
                                                                                ------------         ------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                       1998              1997                1996
                                                   ------------      ------------        ------------
SALES                                              $ 40,355,867      $ 36,433,918        $ 26,182,821

COST OF SALES                                       (33,758,148)      (29,638,866)        (21,555,459)
                                                   ------------      ------------        ------------

GROSS PROFIT                                       $  6,597,719      $  6,795,052        $  4,627,362

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                             (4,842,867)       (4,542,498)         (3,306,311)


RESEARCH AND DEVELOPMENT COSTS                         (337,093)         (258,712)           (273,697)


INTEREST INCOME                                          24,832            37,423              33,668

MISCELLANEOUS INCOME                                     16,053            16,315              32,064

INTEREST EXPENSE                                     (1,004,777)       (1,010,909)           (475,057)
                                                   ------------      ------------        ------------

INCOME BEFORE INCOME TAX PROVISION                 $    453,867      $  1,036,671        $    638,029

INCOME TAX EXPENSE                                     (124,000)         (359,000)           (192,000)
                                                   ------------      ------------        ------------

NET INCOME                                         $    329,867      $    677,671        $    446,029
                                                   ------------      ------------        ------------
                                                   ------------      ------------        ------------

BASIC EARNINGS PER SHARE
  OF COMMON STOCK                                  $       0.14      $       0.28        $       0.19
                                                   ------------      ------------        ------------
                                                   ------------      ------------        ------------
AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING USED FOR BASIC
 EARNINGS PER SHARE                                   2,347,391         2,362,362           2,384,512
                                                   ------------      ------------        ------------
                                                   ------------      ------------        ------------
DILUTED EARNINGS PER SHARE
  OF COMMON STOCK                                  $       0.14      $       0.28        $       0.18
                                                   ------------      ------------        ------------
                                                   ------------      ------------        ------------
AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING PLUS DILUTIVE
 COMMON STOCK OPTIONS                                 2,372,448         2,387,829           2,429,071
                                                   ------------      ------------        ------------
                                                   ------------      ------------        ------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                        Additional                                 Total
                                  Preferred           Common             Paid-In            Accumulated         Stockholders'
                                     Stock             Stock             Capital              Deficit              Equity
                                ---------------------------------------------------------------------------------------------
BALANCE
 DECEMBER 31, 1995               $   250,000         $    22,009        $11,242,672          $(5,478,515)        $ 6,036,166

    1996 Net Income                       --                  --                 --              446,029             446,029

    Issuance of Stock -
     Other                                --               1,115            667,882                   --             668,997
                                ---------------------------------------------------------------------------------------------

BALANCE
 DECEMBER 31, 1996               $   250,000         $    23,124        $11,910,554          $(5,032,486)        $ 7,151,192

    1997 Net Income
                                          --                  --                 --              677,671             677,671

    Dividends Paid                        --                  --                 --              (15,040)            (15,040)
                                ---------------------------------------------------------------------------------------------

BALANCE
 DECEMBER 31, 1997               $   250,000         $    23,124        $11,910,554          $(4,369,855)        $ 7,813,823

1998 Net Income                           --                  --                 --              329,867             329,867

    Issuance of Stock -
     Stock Options and Other              --                  60             22,821                   --              22,881

    Conversion of
     Redeemable Stock                     --                 330            197,670                   --             198,000
                                ---------------------------------------------------------------------------------------------

BALANCE
 DECEMBER 31, 1998               $   250,000         $    23,514        $12,131,045          $(4,039,988)        $ 8,364,571
                                ---------------------------------------------------------------------------------------------
                                ---------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                             1998                 1997                1996
                                                        ------------         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Received from Customers                          $ 39,999,265         $ 35,137,009        $ 24,375,341
  Cash Paid to Suppliers and Employees                   (38,318,916)         (33,970,078)        (23,904,901)
  Interest Expense Paid                                   (1,031,625)            (985,519)           (403,003)
  Interest Income Received                                    24,832               37,423              33,668

  Income Taxes Paid                                         (189,843)             (56,400)           (205,900)
                                                        ------------         ------------        ------------
      Net Cash Provided (Used) by
       Operating Activities                             $    483,713         $    162,435        $   (104,795)
                                                        ------------         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Businesses                             $    (24,839)        $         --        $ (1,559,492)
  Proceeds from Sale of Assets                                 2,500              300,000                  --
  Acquisition of Property and Equipment                     (458,551)            (753,533)           (718,835)

  Costs to Acquire Product Technology                       (332,000)                  --                  --
                                                        ------------         ------------        ------------
      Net Cash Used by
       Investing Activities                             $   (812,890)        $   (453,533)       $ (2,278,327)
                                                        ------------         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds Under Line of Credit                     $         --         $         --        $    500,000
  Payments on Long-Term Debt                              (1,349,829)          (2,720,271)           (431,453)
  Proceeds from Long-Term Debt                             1,380,283            2,505,451           3,156,115
  Proceeds from Sale of Stock                                     --                   --                 597
  Purchase of Redeemable Stock                                    --                   --            (531,600)
  Payment of Dividends                                            --              (15,040)                 --
                                                        ------------         ------------        ------------
      Net Cash Provided (Used) by
       Financing Activities                             $     30,454         $   (229,860)       $  2,693,659
                                                        ------------         ------------        ------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   $   (298,723)        $   (520,958)       $    310,537

Cash and Cash Equivalents - Beginning                        714,169            1,235,127             924,590
                                                        ------------         ------------        ------------
CASH AND CASH EQUIVALENTS - ENDING                      $    415,446         $    714,169        $  1,235,127
                                                        ------------         ------------        ------------
                                                        ------------         ------------        ------------

NON-CASH TRANSACTIONS

During 1996 the Company issued a long-term note payable in the amount of $4,865,390 as part of the purchase price for certain assets of another corporation.

During 1998 the Company recorded a reduction of $300,000 in a long-term note pursuant to a 1996 asset purchase agreement. In addition, accounts payable includes $150,000 of costs to acquire product technology. Also goodwill was reduced by $102,000 as a result of an adjustment to the purchase price of an acquired business.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998               1997              1996
                                                            -----------        -----------       -----------
  RECONCILIATION OF NET INCOME TO NET
   CASH PROVIDED (USED) BY OPERATING ACTIVITIES
   Net Income                                                $   329,867        $   677,671       $   446,029
   Adjustments to Reconcile Net Income to
   Net Cash Provided (Used) by Operating Activities:
    Depreciation and Amortization                             1,073,534          1,145,032           693,456
    Deferred Taxes                                               71,000            209,000           110,000
    Compensation from Stock Grants                               22,880                 --                --
    Gain on Sale of Assets                                       (2,500)              (299)               --
    Changes in Current Operating Items:
       Accounts Receivable                                     (372,655)        (1,312,926)       (1,839,544)
       Inventory                                               (141,408)        (2,512,967)         (482,103)
       Prepaid Assets                                           (99,435)          (137,566)           42,880
       Accounts Payable                                          69,462          1,416,805           541,446
       Accrued Payroll                                         (399,754)           408,990           266,287
       Accrued Liabilities                                      (67,278)           268,695           116,754
                                                            -----------        -----------       -----------
  Net Cash Provided (Used) by
   Operating Activities                                     $   483,713        $   162,435       $  (104,795)
                                                            -----------        -----------       -----------
                                                            -----------        -----------       -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BUSINESS DESCRIPTION
           Nortech Systems Incorporated (the "Company") is a Minnesota corporation with headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. The Company has manufacturing facilities and engineering support located in Bemidji, Fairmont, Plymouth, Merrifield and Aitkin, Minnesota and Augusta, Wisconsin.

           The Company manufactures wire harnesses, cables and electromechanical assemblies, printed circuit boards and higher-level assemblies for a wide range of commercial and defense industries. The Company also manufactures and markets high performance display monitors for medical imaging, radar document imaging and industrial applications. The Company provides a full "turn-key" contract manufacturing service to its customers. All products are built to the customer's design specifications.

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

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           DEPRECIATION
           Property and equipment are depreciated by the straight-line and accelerated methods of depreciation. Accelerated depreciation did not materially exceed straight-line depreciation for the years ended December 31, 1998, 1997, and 1996. Depreciation was calculated over estimated useful lives as follows:

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

           GOODWILL
           Goodwill representing the excess of the purchase price over the fair value of the net assets of the acquired entities (see Note 3), is being amortized on a straight-line basis over the period of expected benefit of fifteen years. Total amortization of goodwill recorded for fiscal years 1998, 1997 and 1996 was $67,293, $67,954, and $54,614, respectively. The carrying value of goodwill is reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period. Should this review indicate that goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of undiscounted cash flows.

           INTANGIBLE ASSETS
           Costs related to the conceptual formulation and design of products and processes are expensed as research and development. Costs incurred to acquire product and process technology are capitalized. Capitalized costs are amortized on a straight-line basis over the estimated useful life.

           The Company acquired intangible assets including patent rights, licenses, design rights and purchased product technology in the amount of $482,000 during 1998. No related amortization expense was recognized at December 31, 1998, as the acquired technology was not yet in production. The remaining intangible assets, including purchased technology and certification costs, are being amortized over a period of 3 to 7 years. The related amortization expense for fiscal years 1998, 1997 and 1996 was $13,152, $52,151, and $13,152 respectively.

           CASH AND CASH EQUIVALENTS
           The Company considers its investments with an original maturity of three months or less to be cash equivalents. At December 31, 1998 and 1997, the Company had invested excess funds of $0 and $116,219, respectively, in repurchase agreements collateralized by government backed securities. Due to the short-term nature of the agreements, the Company does not take possession of the securities, which are instead held at the Company's principal bank from which it purchases the securities.

           ADVERTISING
           Advertising costs are charged to operations as incurred. Total amounts charged to expense were $119,889, $124,997, and $65,234 for the years ended December 31, 1998, 1997, and 1996, respectively.

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

           PREFERRED STOCK
           Preferred stock issued is noncumulative and nonconvertible.

           FAIR VALUE OF FINANCIAL INSTRUMENTS
           The carrying amounts for all financial instruments approximate fair values. The carrying amounts for cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying value of long-term debt materially approximates fair value based on current rates at which the Company could borrow funds with similar remaining maturities.

           RECLASSIFICATIONS
           Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation. Such reclassifications had no impact on net income or equity.

           DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective January 1, 1998. SFAS No. 131 establishes disclosure requirements for reportable segments based on how a company is managed rather than on the industry, geographic and major customer approach of SFAS No. 14.

NOTE 2     INVENTORIES

           Inventories consist of the following:

                                                         1998          1997
                                                      ----------    ----------
           Raw Materials                              $6,259,890    $5,961,221
           Work in Process                             1,386,502     1,659,244
           Finished Goods                              1,737,483     1,622,002
                                                      ----------    ----------
           Total                                      $9,383,875    $9,242,467
                                                      ----------    ----------
                                                      ----------    ----------

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1     ACQUISITIONS

           In 1996 the Company acquired the business described below, which has been accounted for by the purchase method of accounting. The results of the operations of the acquired Company is included in the Company's consolidated statement of income from the dates of the acquisition.

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

           The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized on a straight-line basis over 15 years.

           A summary of the purchase price allocation for the 1996 acquisition of Zercom is as follows:

           Net Working Capital Items                             $2,392,185
           Property, Plant and Equipment                          3,930,872
           Other Assets                                              42,333
           Excess of Cost Over Fair Value of Net
            Assets of Purchased Business                             59,492
                                                                 ----------
           Total                                                 $6,424,882
                                                                 ----------
                                                                 ----------

           The following proforma unaudited consolidated statements of income for the Company is presented as though the acquisition of Zercom Corporation had occurred on January 1, 1996.

            (Unaudited)                                       1996
           ------------                                       ----
           Revenues                                       $39,702,215
           Net Income                                     $   230,045
           Net Income Per Share of Common Stock           $      0.10

           The proforma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 2     LONG-TERM DEBT

                     Description                                1998            1997
   -------------------------------------------------------- ------------    ------------
   Notes Payable - Norwest Bank North Country, N.A.,
    Revolving Lines of Credit, Borrowing Limit of
    $5,500,000; Promissory Note of $1,500,000;
    Interest at LIBOR Index Plus 2% and Highest
    Prime Rate in "Money Rate" Table in Wall Street
    Journal; Due January 2000; Secured by Accounts
    Receivable, Equipment, Inventory, General
    Intangibles and Personal Guarantee and Stock
    Pledged By a Shareholder                                $  6,675,000    $  5,069,717

   Notes Payable - Norwest Bank North Country, N.A.,
    Interest Ranging From 7.5% to 8.2%, Monthly
    Installment Payments Through January 2001;
    Secured by Accounts Receivable, Equipment,
    Inventory, General Intangibles and Real Estate             1,202,266       1,480,579

   Note Payable - Communications Systems, Inc,
    Interest at Prime as Established by First Bank
    Minneapolis, Semi-Annual Principal Payments
    of $200,000;  Due November 2001; Secured by
    Underlying Assets Purchased                                3,765,390       4,465,390

   Notes Payable - Other, Interest Ranging From
    4.9% to 9%; Monthly Installment Payments
    Through March 2009; Secured by Land, Building,
    Leasehold Improvements, Equipment and Vehicle
                                                                 314,815         411,331
                                                            ------------    ------------

   Total Long-Term Debt                                     $ 11,957,471   $  11,427,017
   Current Maturities                                            810,934       1,038,397
                                                            ------------    ------------
   Long-Term Debt - Net of
    Current Maturities                                      $ 11,146,537   $  10,388,620
                                                            ------------    ------------
                                                            ------------    ------------

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 4     LONG-TERM DEBT (CONTINUED)

           Maturity requirements by year on long-term debt are as follows:

    Years Ending December 31,                           Amounts
    ------------------------                          ----------
              1999                                    $  810,934
              2000                                     7,700,705
              2001                                     3,407,399
              2002                                        23,175
              2003                                        15,258


           The maximum and average amounts outstanding on the Company's long-term lines of credit were $6,675,000 and $6,317,527 during 1998, and $4,389,281 and $3,804,534 during 1997, respectively.

NOTE 5     LEASE OBLIGATION

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

           Rent expense for the years ended December 31, 1998, 1997, and 1996, was $675,200, $548,943, and $451,659, respectively. The future minimum lease payments are as follows:


    Years Ending December 31,                           Amounts
    ------------------------                          ----------

              1999                                    $  467,905
              2000                                       325,283
              2001                                       201,483
              2002                                       134,317
              2003                                        51,975
                                                      ----------
              Total                                   $1,180,963
                                                      ----------
                                                      ----------

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 6     INCOME TAXES

The provision for income taxes for each of the three years in the period ended December 31, 1998, consists of the following:

                                          1998          1997        1996
                                        --------      --------    --------
Current Taxes - Federal                 $  8,000      $ 31,000    $ 10,000
Current Taxes - State                     45,000       119,000      72,000
Deferred Taxes                            71,000       209,000     110,000
                                        --------      --------    --------
    Total Expense                       $124,000      $359,000    $192,000
                                        --------      --------    --------
                                        --------      --------    --------

Net deferred tax assets at December 31, 1998 and 1997, consist of the following:

                                                          1998                 1997
                                                       ----------           ----------
Net Operating Loss (NOL) Carryforwards                 $  883,000           $1,100,000
Tax Credit Carryforwards                                  305,000              240,000
Allowance for Doubtful Accounts                            60,000               35,000
Inventory Obsolescence Reserve                            210,000              125,000
Accrued Vacation                                          140,000              135,000
Health Insurance Reserve                                   65,000               55,000
Property and Equipment                                   (328,000)             259,000
Valuation Allowance                                      (165,000)            (190,000)
                                                       ----------           ----------
    Total                                              $1,170,000           $1,241,000
                                                       ----------           ----------
                                                       ----------           ----------

The statutory rate reconciliation for each of the three years in the period ended December 31, 1998 is as follows:


                                                 1998             1997            1996
                                              ---------        ---------       ---------
Statutory Tax Provision                       $ 154,000        $ 353,000       $ 217,000
State Income Taxes                               36,000           72,000          78,000
Additional Credit Carryforwards                 (55,000)              --              --
Reduction in Deferred Tax Valuation
 Allowance (Net of Expired Tax
 Credit Carryforwards)                          (25,000)         (50,000)       (100,000)
Other                                            14,000          (16,000)         (3,000)
                                              ----------       ---------       ---------
    Income Tax Expense                        $ 124,000        $ 359,000       $ 192,000
                                              ----------       ---------       ---------
                                              ----------       ---------       ---------

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 6     INCOME TAXES (CONTINUED)

           The Company has available for Federal income tax purposes, operating loss carryforwards, unused investment and other tax credits, and unused research and development credits which may provide future tax benefits, expiring as follows:

                                                                      Investment and              Research and
                                            Operating Loss           Other Tax Credit             Development Tax
                 Year of Expiration          Carryforward              Carryforwards           Credit Carryforward
                 ------------------         --------------           ----------------          -------------------
                        1999                 $       --                 $    4,000                 $       --
                        2000                  1,221,800                     50,900                     97,600
                        2001                    767,300                     40,000                         --
                        2002                    253,200                         --                         --
                        2003                    109,700                         --                         --
                    Later Years                      --                     18,500                         --
                                             ----------                 ----------                 ----------
                       Totals                $2,352,000                 $  113,400                 $   97,600
                                             ----------                 ----------                 ----------
                                             ----------                 ----------                 ----------

           The Company utilized operating loss carryforwards of $506,000 $1,341,000 and $642,000 for the years ended December 31, 1998, 1997, and 1996, respectively, to offset federal taxable income.

           At December 31, 1998, the Company has Alternative Minimum Tax credit carryforwards of approximately $94,000. These credits do not expire.

NOTE 7     EMPLOYEE STOCK OPTIONS AND AWARD PLANS

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

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 7     EMPLOYEE STOCK OPTION AND AWARD PLANS (CONTINUED)

           The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              1998           1997           1996
                                                            --------       --------       --------
           Net Earnings - as Reported                       $329,867       $677,671       $446,029
           Net Earnings - Pro Forma                         $259,366       $612,402       $413,236

           Basic Earnings Per Share - as Reported           $   0.14       $   0.28       $   0.19
           Basic Earnings Per Share - Pro Forma             $   0.11       $   0.25       $   0.17

           Diluted Earnings Per Share - as Reported            $0.14          $0.28          $0.18
           Diluted Earnings Per Share - Pro Forma              $0.11          $0.25          $0.17

           The assumption regarding stock options issued is that compensation cost is recognized over the graded vesting period of the options, which ranges from zero to five years. Options granted before 1995 were not considered in the calculation. No options were granted during the year ended December 31, 1998 or 1996.


           The fair value of each option grant issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                        1997
                                                        ----
           Expected Lives (Years)                        10
           Dividend Yield                               0.0%
           Expected Volatility                           45%
           Risk-Free Interest Rate                      6.25%

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

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


NOTE 7     EMPLOYEE STOCK OPTION AND AWARD PLANS (CONTINUED)

           Information regarding the Company's common stock options is as follows:

                                                    1998                          1997                          1996
                                           ----------------------       -------------------------      -----------------------
                                                        Weighted-                       Weighted-                    Weighted-
                                                         Average                         Average                      Average
                                                        Exercise                        Exercise                     Exercise
                                           Shares         Price         Shares           Price          Shares         Price
                                           -------       -------        -------       -----------      -------       ---------
           Options Outstanding,
            Beginning of Year              252,500      $   4.61        137,500       $    4.29        137,500       $  4.29
           Options Exercised                 1,000          5.25             --              --             --            --
           Options Forfeited                 4,000          5.25             --              --             --            --
           Options Granted                      --            --        115,000           5.00              --            --
           Options Outstanding,
            End of Year                    247,500      $   4.60        252,500       $    4.61        137,500       $  4.29
                                           -------      --------        -------       ---------        -------       -------
                                           -------      --------        -------       ---------        -------       -------
           Option Price Range
            of Exercised Shares            $  5.25                      $    --                        $    --
           Weighted Average
            Fair Value of Options
           Granted During the
            Year                           $    --                      $  3.31                        $    --

           The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:

                                    Outstanding              Exercisable            Remaining
                Exercise Prices       12/31/98                12/31/98           Contractual Life
                ---------------     -----------              -----------        ----------------
                     1.625              15,000                  15,000                 4 Years
                     1.75               17,500                  17,500                 3 Years
                     3.625              10,000                  10,000                 5 Years
                     5.00              115,000                  46,000                 8 Years
                     5.25               95,000                  57,000                 7 Years

           During 1993, the Company adopted a gain-sharing plan. The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. The Company has authorized 50,000 shares to be available under this Plan.

           In accordance with the terms of the Plan, employees can acquire newly issued shares of common stock for 90% of the current market value. 5,218 shares have been issued under this Plan through December 31, 1998.

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 8     SEGMENT REPORTING INFORMATION

           Nortech Systems, Inc. manufactures and sells a variety of products used in the computer, medical, government and defense industries, primarily for the commercial industrial market. The Company's principal businesses are based upon the nature of the manufacturing operations of the respective location.

           The Company has three principal businesses:

            1.             CONTRACT MANUFACTURING - Includes the manufacture
                  of wire harnesses, cable and electromechanical assemblies, printed circuit board assemblies, and higher-level assemblies, all of which are manufactured under contract specifications. These products are sold primarily to the commercial and defense industries.

            2.             DISPLAY PRODUCTS - Includes the design,
                  manufacture, and marketing of high-performance display monitors. The products are sold primarily to the medical, industrial, and service industries.

            3.             MEDICAL MANAGEMENT - Provides service bureau and
                  office management services to physicians and clinics.

           Each of these is a business segment, with its respective financial performance detailed in this report.

           BUSINESS SEGMENT NET REVENUES                       1998                   1997                 1996
           -----------------------------                   -----------             -----------        ------------
           Contract Manufacturing                          $35,356,813             $32,907,137        $ 23,600,741
           Display Products                                  4,577,625               3,085,129           2,094,395
           Medical Management                                  421,429                 441,652             487,685
                  Total                                    $40,355,867             $36,433,918         $26,182,821
                                                           -----------             -----------        ------------
                                                           -----------             -----------        ------------

           BUSINESS SEGMENT PROFIT (LOSS)                      1998                     1997                 1996
                                                            -----------             -----------        ------------
           Contract Manufacturing                           $1,009,898              $ 1,221,901        $   964,346
           Display Products                                   (540,339)                (433,380)          (441,962)
           Medical Management                                 (139,692)                (110,850)           (76,355)
                  Total                                       $329,867              $   677,671            446,029
                                                            -----------             -----------        ------------
                                                            -----------             -----------        ------------

           BUSINESS SEGMENT ASSETS                             1998                     1997               1996
                                                            -----------             -----------        ------------
           Contract Manufacturing                           $20,737,352             $21,016,701        $ 19,238,772
           Display Products                                   3,846,402               3,408,630           2,680,254
           Medical Management                                   144,808                 269,599             233,603
                  Total                                     $24,728,562             $24,694,930        $ 22,152,629
                                                            -----------             -----------        ------------
                                                            -----------             -----------        ------------

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 8        BUSINESS SEGMENT INFORMATION (CONTINUED)

              BUSINESS SEGMENT PROPERTY, PLANT AND
               EQUIPMENT AND INTANGIBLE ASSETS                             1998              1997           1996
                                                                        -----------       -----------    ------------
              Depreciation and Amortization:
              Contract Manufacturing                                    $   874,360       $   914,264    $   466,668
              Display Products                                              186,613           182,929        150,454
              Medical Management                                             12,561            47,839         76,334
                Total                                                   $ 1,073,534        $1,145,032    $   693,456
                                                                        -----------       -----------    ------------
                                                                        -----------       -----------    ------------
              Additions:
              Contract Manufacturing                                    $   428,396       $   725,777    $   670,383
              Display Products                                              512,155            13,707         87,472
              Medical Management                                                 --            14,049         20,472
                Total                                                   $   940,551       $   753,533    $   778,327
                                                                        -----------       -----------    ------------
                                                                        -----------       -----------    ------------

              GEOGRAPHIC AREA NET TRADE REVENUES                           1998
                                                                        -----------
              United States                                             $38,403,780
              Foreign                                                     1,952,087
                Total                                                   $40,355,867
                                                                        -----------       -----------    ------------
                                                                        -----------       -----------    ------------

NOTE 9     MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

           The Company sells its products to companies in the computer, medical, governmental and various other industries. Historically, the Company has not experienced significant losses related to receivables from customers in any particular industry or geographic area.

           The Company maintains its excess cash balances in checking and money market accounts at three financial institutions. These balances exceed the federally insured limit by $166,225 and $540,000 at December 31, 1998 and 1997, respectively. The Company has not experienced any losses in any of the short-term investment instruments it has used for excess cash balances.

           One customer accounted for approximately 12.7% of sales for the year ended December 31, 1997.

           Two customers accounted for approximately 11.3% and 17.5% of sales, respectively, for the year ended December 31, 1996.

NOTE 10    PREFERRED STOCK TRANSACTIONS

           The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. Preferred stock dividends of $0, $15,040, and $0 were paid during the years ended December 31, 1998, 1997, and 1996, respectively.

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 12   SUPPLEMENTARY FINANCIAL INFORMATION

                                             Quarter Ending    Quarter Ending    Quarter Ending    Quarter Ending      Total
                                                3/31/98           6/30/98           9/30/98           12/31/98          1998
                                             --------------    --------------    --------------    --------------   -------------
               NET SALES                     $ 10,491,792      $  9,582,777        $ 9,625,049      $ 10,656,249    $  40,355,867

               GROSS PROFIT                     1,750,416         1,778,825          1,735,116         1,333,362        6,597,719

               NET INCOME                         246,430           187,840            126,719          (231,122)         329,867

               BASIC EARNINGS PER SHARE
                OF COMMON STOCK                      0.11              0.08               0.05             (0.10)            0.14


                                             Quarter Ending    Quarter Ending    Quarter Ending    Quarter Ending      Total
                                                3/31/97           6/30/97           9/30/97           12/31/97          1997
                                             --------------    --------------    --------------    --------------   -------------

               NET SALES                     $  8,564,846      $   9,039,176       $ 8,693,449      $10,136,447     $36,433,918

               GROSS PROFIT                     1,520,489          1,655,316         1,564,735        2,054,512       6,795,052

               NET INCOME                         132,755            167,255           140,555          237,106         677,671

               BASIC EARNINGS PER SHARE
                OF COMMON STOCK                      0.06               0.07              0.06             0.09            0.28

           In the 4th quarter of 1998, the Company had an inventory write down of approximately $240,000 of pretax income. This reduced basic and diluted earnings per share by .07.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 1998 proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1999 and said portions of the proxy statement are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation of the Registrant will be included in the Registrant's 1998 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 1999 and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 1998 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 1999 and said portions of the proxy statements are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.



(The remainder of this page was intentionally left blank.)

                                     PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements - Consolidated Financial Statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 15.

(a) 2. Consolidated Financial Schedule - The following Consolidated Financial Statement Schedule supporting the Consolidated Financial Statements and the accountant's report thereon are included in this Annual Report on Form 10-K:

                                                                        PAGE

    Independent Auditors' Report on Supplementary Information

        Larson, Allen, Weishair & Co. , LLP                              41

    Consolidated Financial Statement Schedule for the years ended
        December 31, 1998, 1997 and 1996

        II   Valuation and Qualifying Accounts                           42

    All other schedules are omitted since they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(a) 3.  THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS REPORT:

The following exhibits are incorporated by reference to exhibits 10.1, 10.2 and
23.1 respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        10.1 Master lease agreement for equipment Amplicon Financial and the Company.

        10.2 Amendments to Promissory Notes, Loan Agreement Mortgage and Guaranty between Norwest Bank Minnesota South, N.A. (formerly Northern National Bank), and the Company.

        23.1 Letter of Consent from Larson, Allen, Weishair & Company in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993.

The following exhibits are incorporated by reference to exhibits 10.1, 10.2 and
23.1 respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.1 Master lease agreement for equipment between Norwest Leasing Company and the Company.

         10.2 Land contract between the city of Augusta and the Company for the purchase of building and land in Augusta, Wisconsin.

The following exhibits are incorporated by reference to exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7 and 10.8 respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

         10.5 Revolving Note for repurchase of stock between Company and Northern National Bank dated May 10, 1996.

         10.6 Security Agreement covering Notes in Exhibits 10.1, 10.2, 10.3,
              10.4 and 10.5.

         10.7 Promissory Note for acquisition of division between Company and Communications Systems, Inc. dated November 4, 1996.

         10.8 Promissory Note for the acquisition of division between Company and Communications Systems, Inc. dated November 4, 1996.

The following exhibits are incorporated by reference to exhibits 10.2, 10.3, 10.4, 10.5, and 10.6, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

         10.4 Security Agreement covering Promissory Notes in Exhibits 10.2 and 10.3.

         10.5 Asset Purchase Agreement for the purchase of assets of Monitor Technology Corporation dated February 24, 1995.

         10.6 Asset Purchase Agreement for the purchase of Aerospace Division of Communication Cable, Inc. dated August 23, 1995.

The following exhibits are incorporated by reference to exhibits 10.2, 10.3, and 10.5, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         10.2 Promissory Note and Loan Agreement for capital equipment line of credit between the Company and Northern National Bank dated April 29, 1994.

         10.3 Loan Agreement for Real Estate between the Company and Northern National Bank dated March 18, 1994.

         10.5 Promissory Notes and Loan Agreement for Real Estate between the Company and MMCDC and MMCDC/NNC dated March 18, 1994.

The following exhibits are incorporated by reference to Exhibits 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

         10.3 Promissory Notes for capital equipment between the Company and City of Augusta, Wisconsin dated August 17, 1993.

The following exhibits are incorporated by reference to Exhibits 3.1, 3.2 and
10.3 respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

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

NORTECH SYSTEMS INCORPORATED

March 31, 1999                       By:  /s/           GARRY M. ANDERLY
                                                --------------------------------
                                                        Garry M. Anderly
                                                   Principal Financial Officer
                                                              and
                                                   Principal Accounting Officer


March 31, 1999                       By:  /s/          QUENTIN E FINKELSON
                                                --------------------------------
                                                       Quentin E. Finkelson
                                                            President
                                                              and
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 1999                       By:  /s/          QUENTIN E FINKELSON
                                                --------------------------------
                                                       Quentin E. Finkelson
                                                    President, Chief Executive
                                                      Officer and Director


March 31, 1999                            /s/              MYRON KUNIN
                                                --------------------------------
                                                     Myron Kunin, Director


March 31, 1999                            /s/         RICHARD W. PERKINS
                                                --------------------------------
                                                  Richard W. Perkins, Director


March 31, 1999                            /s/            MICHAEL J. DEGEN
                                                --------------------------------
                                                  Michael J. Degen, Director

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995




                         INDEPENDENT AUDITORS' REPORT ON
                            SUPPLEMENTARY INFORMATION

Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota



Our report on the basic consolidated financial statements of Nortech Systems Incorporated and Subsidiary for 1998, 1997 and 1996, precedes the consolidated financial statements. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on the following page is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            LARSON, ALLEN, WEISHAIR & CO., LLP
St. Cloud, Minnesota
February 12, 1999

                   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

               Column A                              Column B     Column C      Column E     Column F
--------------------------------------              ---------    ----------   -----------   ---------
                                                                 Additions
                                                    Balance at    Charged                   Balance at
                                                    Beginning     to Costs                    End of
                Classification                      Of Period   And Expenses  Add (Deduct)   Period
                --------------                      ---------   ------------  ------------  ----------
Year Ended December 31, 1998:
      Allowance for Doubtful Accounts               $ 84,128     $  67,499    $             $151,627
                                                                                       -
      Inventory Obsolescence Reserve                 320,000       200,000                   520,000
                                                                                       -
      Deferred Tax Valuation Allowance               190,000                    (25,000)     165,000
                                                                         -
                                                    ---------    ----------   -----------   ---------
                                                    $594,128     $ 267,499    $ (25,000)    $836,627
                                                    ---------    ----------   -----------   ---------
                                                    ---------    ----------   -----------   ---------

Year Ended December 31, 1997:
      Allowance for Doubtful Accounts               $ 22,301     $  61,827    $             $ 84,128
                                                                                       -
      Inventory Obsolescence Reserve                 120,000       200,000                   320,000
                                                                                       -
      Deferred Tax Valuation Allowance               240,000                    (50,000)     190,000
                                                                         -
                                                    ---------    ----------   -----------   ---------
                                                    $382,301     $ 261,827    $ (50,000)    $594,128
                                                    ---------    ----------   -----------   ---------
                                                    ---------    ----------   -----------   ---------

Year Ended December 31, 1996:
      Allowance for Doubtful Accounts               $  6,053     $  16,248    $             $ 22,301
                                                                                       -
      Inventory Obsolescence Reserve                 120,000                                 120,000
                                                                         -             -
      Deferred Tax Valuation Allowance               400,000                   (160,000)     240,000
                                                                         -
                                                    ---------    ----------   -----------   ---------
                                                    $526,053     $  16,248    $(160,000)    $382,301
                                                    ---------    ----------   -----------   ---------
                                                    ---------    ----------   -----------   ---------

                              INDEX TO EXHIBITS


DESCRIPTIONS OF EXHIBITS

     10.1 Master lease agreement for equipment Amplicon Financial and the Company.

     10.2 Amendments to Promissory Notes, Loan Agreement Mortgage and Guaranty between Norwest Bank Minnesota South, N.A. (formerly Northern National Bank), and the Company.

     23.1 Letter of Consent from Larson, Allen, Weishair & Company in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993.