Form 10-Q
period 1999-03-31
NORTECH SYSTEMS INC
filed 1999-05-14
CIK 722313

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON,  D.C. 20549
                                     FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended  March 31, 1999.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ___________ to ___________.

Commission File Number 0-13257.

                           NORTECH SYSTEMS INCORPORATED
                           ----------------------------
               (Exact name of registrant as specified in its chapter)

        MINNESOTA                                    41-1681094
-----------------------------                ---------------------------
(State of other jurisdiction                      (I.R.S. Employer
of  Incorporation or organization)                Identification No.)

     641 East Lake St.   Suite 244,     Wayzata, MN              55391
----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Codes)


     (612) 473-4102
----------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     None
----------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
Common Stock,  $.01 per share per value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            YES      X              NO
                   -----          ------

APPLICABLE ONLY TO CORPORATE REGISTRANTS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable data.

As of April 30, 1999, there were 2,351,377 shares of the Company's $.01 per share par value common stock outstanding.










(The remainder of this page was intentionally left blank.)

                           NORTECH SYSTEMS INCORPORATED
                                    FORM 10-Q
                           QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                          PAGE
PART I  -  FINANCIAL INFORMATION

         Item 1  - Financial Statements                                    4-7

         Item 2  - Management's Discussion and Analysis of Financial
                   Condition And Results of Operations                     8-9


PART II  -  OTHER INFORMATION

         Item 2  - Exhibits and Reports on Form 8-K                        10

SIGNATURES                                                                 11

                           NORTECH SYSTEMS INCORPORATED
                               BALANCE SHEETS ASSETS
                               FOR THE PERIOD ENDED
                       MARCH 31, 1999 AND DECEMBER 31, 1998

                                                           MARCH 31      DECEMBER 31
          ASSETS                                             1999           1998
                                                         (UNAUDITED)      (AUDITED)
                                                        -------------  --------------
Current Assets
      Cash and cash equivalents                         $     202,049  $      415,446
      Accounts receivable, net                              5,676,312       5,381,344
      Inventories:
         Finished goods                                       870,432       1,737,483
         Work in process                                    1,429,658       1,386,502
         Raw materials                                      7,485,963       6,259,890
                                                          -----------    ------------
           Total inventories                            $   9,786,053  $    9,383,875

      Prepaid expenses and other                              972,241       1,020,822
                                                          -----------    ------------
           Total current assets                         $  16,636,655  $   16,201,487
                                                          -----------    ------------
PLANT, Property, and Equipment (at Cost)
      Land and Building/leaseholds                      $   3,926,158  $    3,919,873
      Manufacturing equipment                               5,399,102       4,577,838
      Office and other equipment                            2,359,979       3,052,834
                                                          -----------    ------------
                                                        $  11,685,239  $   11,550,545
      Less accumulated depreciation and
           amortization                                    (4,984,826)     (4,785,474)
                                                          -----------    ------------
                                                        $   6,700,413  $    6,765,071
                                                          -----------    ------------
Other Assets
      Goodwill and other intangible assets                  1,208,129       1,229,754
      Deferred tax asset                                      475,000         475,000
      Other assets                                             57,250          57,250
                                                          -----------    ------------
        Total Other Assets                              $   1,740,379       1,762,004
                                                          -----------    ------------
           Total Assets                                 $  25,077,447  $   24,728,562
                                                          -----------    ------------
                                                          -----------    ------------

                           NORTECH SYSTEMS INCORPORATED
                            BALANCE SHEETS LIABILITIES
                               FOR THE PERIOD ENDED
                      MARCH 31, 1999 and DECEMBER 31, 1998

                                                           MARCH 31     DECEMBER 31
   LIABILITIES AND SHAREHOLDERS' EQUITY                     1999           1998
                                                         (UNAUDITED)     (AUDITED)
                                                        -------------  --------------
Current Liabilities:
      Current maturities of long-term debt              $     716,769  $      810,934
      Line of Credit                                                0               0
      Accounts payable                                      2,764,948       3,232,593
      Accrued payrolls and commissions                      1,182,136         682,539
      Other                                                   817,794         491,388
                                                          -----------    ------------
        Total Current Liabilities                       $   5,481,647  $    5,217,454
                                                          -----------    ------------
Long-Term Debt
      Notes Payable (net of current
          maturities shown above)                       $  10,982,527  $   11,146,537
                                                          -----------    ------------
Redeemable Stock                                        $           0  $            0

Shareholders' Equity:
      Preferred Stock, $1 par value;
        1,000,000 shares authorized; 250,000
        shares issued and outstanding                  $     250,000  $      250,000
      Common Stock - $.01 par value; 9,000,000
        shares authorized; 2,312,262 and 2,312,262
        shares issued and outstanding, net of
        redeemable shares reported above,
        at December 31, 1998 and
        December 31, 1997, respectively                        23,514          23,514
      Additional Paid-in Capital                           12,131,045      12,131,045
      Accumulated Deficit                                  (3,791,286)     (4,039,988)
                                                          -----------    ------------

        Total Shareholders' Equity                      $   8,613,273  $    8,364,571
                                                          -----------    ------------
        Total Liabilities, Redeemable Stock and
        Shareholders' Equity                            $  25,077,447  $   24,728,562
                                                          -----------    ------------
                                                          -----------    ------------

                           NORTECH SYSTEMS INCORPORATED
                            STATEMENTS OF INCOME (LOSS)
                            FOR THE THREE MONTHS ENDED
                         MARCH 31, 1999 AND MARCH 31, 1998


                                                          MARCH 31        MARCH 31
                                                            1999            1998
                                                         (UNAUDITED)     (UNAUDITED)
                                                        -------------  --------------
      Sales                                             $  10,539,316  $   10,491,792

      Cost of Sales                                         8,607,385       8,741,376
                                                          -----------    ------------
           Gross Profit                                 $   1,931,931  $    1,750,416

      Selling, General and Admin.                           1,248,549       1,044,518
      Engineering/Reseach & Development                        82,218          68,093
      Misc. (Income) Expense, net                             (15,441)        (20,845)
      Interest Expense                                        233,983         249,932
                                                          -----------    ------------
      Net Income  Before Tax Provision                  $     382,622  $      408,718

         Income Tax Expense (Benefit)                         133,918         162,288
                                                          -----------    ------------
           Net Income                                   $     248,704  $      246,430
                                                          -----------    ------------
                                                          -----------    ------------
      Income (Loss) per Share of Common Stock

           Net income per Share of Common Stock         $        0.11  $         0.11
                                                          -----------    ------------
                                                          -----------    ------------
      Weighted Average Number of Shares
           Outstanding                                      2,351,377       2,345,262
                                                          -----------    ------------
                                                          -----------    ------------

                           NORTECH SYSTEMS INCORPORATED
                             STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED
                         MARCH 31, 1999 AND MARCH 31, 1998

                                                           MARCH 31       MARCH 31
                                                             1999            1998
                                                         (UNAUDITED)     (UNAUDITED)
                                                        -------------  --------------
Cash Flows from Operating Activities
      Net Income                                        $     248,704  $      246,430
      Adjustments to reconcile net income to
        net cash used by operating activities:
      Depreciation and amortization                           199,352         205,162
      Deferred Taxes
      Escrow held on Sale of Assets
      Gain on Sale of Assets
Changes in Operating Assets and Liabilities:
      Accounts receivable                                    (294,968)       (520,859)
      Inventories                                            (402,178)       (925,639)
      Prepaid expenses                                         48,581         (50,386)
      Other assets                                             21,625         115,149
      Accounts payable                                       (467,645)        (73,448)
      Accrued payrolls                                        499,597        (245,765)
      Other accruals                                          326,406         126,416
                                                          -----------    ------------
            Net cash used by operating activity               179,474      (1,122,940)

Cash Flows from Investing Activities:
      Acquistion of equipment                                (134,694)        (52,517)
      Proceeds from sale of Assets
      Payment of Pref. Stock Dividend
                                                          -----------    ------------
      Net cash used by investing activity                    (134,694)        (52,517)

Cash Flows from Financing Activities:
      Net borrowing of Long Term debt                               0         760,000
      Payments of long term debt                             (164,012)        (79,709)
      Change in current debt                                  (94,165)        (92,416)
                                                          -----------    ------------
      Net cash provided by financing
            activities                                       (258,177)        587,875
                                                          -----------    ------------
Net (Decrease) in Cash                                       (213,397)       (587,582)

Cash at Beginning of Period                                   415,446         714,169
                                                          -----------    ------------
Cash at End of Period                                   $     202,049  $      126,587
                                                          -----------    ------------
                                                          -----------    ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR PERIOD ENDED MARCH 31, 1999

For the quarter ended March 31, 1999, the Company had revenues of $10,539,316 compared to revenues of $10,491,782 for the quarter ended March 31, 1998. The increase in revenues resulted primarily from the additional revenues generated from internal growth. The net income for the three months ended March 31, 1999 was $248,704 or $.11 per share, compared to a net income of $246,430 or $.11 per share, for the three months ended March 31, 1998. The net income for the quarter ended March 31, 1999 was primarily impacted by increased gross profit from the increased revenue offset by increased expenses related to engineering and development costs of the new autosync monitor.

Company's 90 day order backlog was $9,175,000 as of March 31, 1999, compared to $9,210,000 at the beginning of the quarter. Based on the current conditions, the Company anticipates revenue levels in the second quarter of 1999 to be about the same as the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's working capital increased to $11,155,008 during the first quarter of 1999, compared to $10,984,033 as of December 31, 1998. The Company believes that its financial stability will continue to improve during 1999 and would expect that its operating cash flow and available credit faculities will be sufficient to fund the expected growth in the near term.

UPDATE ON YEAR 2000 STATUS

Nortech Systems, Inc recognizes the dangers of the "Year 2000 Problem". To ensure a minimum negative impact on business operations, Nortech has established a Y2K Initiative. The Y2K Initiative addresses the effect on the company, our vendors and our customers. We have completed the inventory and evaluation phase, and are nearing completion of the implementation phase. Testing is nearly completed on most systems. Monitoring and evaluation will continue throughout 1999 and into 2000 until we are sure all issues have been properly resolved.

SEGMENT REPORTING INFORMATION

Nortech Systems, Inc manufactures and sells a variety of products used in the computer, medical, government and defense industries, primarily for the commercial industrial market. The Company's principal businesses are based upon the nature of the manufacturing operations of the respective location.

     1. CONTRACT MANUFACTURING - Includes the manufacture of wire harnesses, cable and electromechanical assemblies, printed circuit board assemblies, and higher-level assemblies, all of which are manufactured under contract specifications. These products are sold primarily to the commercial and defense industries.

     2. DISPLAY PRODUCTS - Includes the design, manufacture, and marketing of high performance display monitors. The products are sold primarily to the medical, industrial, and service industries.

     3. MEDICAL MANAGEMENT - Provides service bureau and office management services to physicians and clinics.

Each of these is a business segment, with its respective financial performance detailed in this report.

                                              MARCH 31                   MARCH 31
                                               1999                       1998
                                            (UNAUDITED)                (UNAUDITED)
                                        -------------------        ------------------
BUSINESS SEGMENT NET REVENUES

Contract Manufacturing                $           9,467,338      $           9,229,349
Display Products                                    969,018                  1,163,560
Medical Management                                  102,960                     98,883
                                                    -------                     ------
     Total                            $          10,539,316      $          10,491,792

BUSINESS SEGMENT PROFIT/(LOSS)

Contract Manufacturing                $             346,184      $             271,640
Display Products                                    (76,279)                    (3,880)
Medical Management                                  (21,201)                   (21,330)
                                                    -------                     ------
     Total                            $             248,704      $             246,430

                                             MARCH 31                 DECEMBER 31
                                               1999                       1998
                                           (UNAUDITED)                 (AUDITED)
                                        -------------------        ------------------
BUSINESS SEGMENT ASSETS

Contract Manufacturing                $          20,778,329      $          20,737,352
Display Products                                  4,108,653                  3,846,402
Medical Management                                  190,465                    144,808
                                                 ----------                 ----------
     Total                            $          25,077,447      $          24,728,562

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

Dated:  May 10, 1999                             NORTECH SYSTEMS INCORPORATED

                                        By:      Quentin E. Finkelson
                                        ---------------------------------

                                                 Quentin E. Finkelson
                                                 Its President and Chief
                                                 Executive Officer

                                        By:      Garry M. Anderly
                                        ---------------------------------

                                                 Garry M. Anderly
                                                 Principal Financial
                                                 Officer and Principal
                                                 Accounting Officer