Form 10-Q
period 1999-06-30
NORTECH SYSTEMS INC
filed 1999-08-16
CIK 722313

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ___________ to ___________.

Commission File Number 0-13257.

                          NORTECH SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its chapter)

         MINNESOTA                                           41-1681094
--------------------------------                      -------------------------
(State of other jurisdiction  of                          (I.R.S. Employer
Incorporation or organization)                            Identification No.)


         641 East Lake St.    Suite 244,       Wayzata, MN             55391
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                      (612) 473-4102
---------------------------------------------------------
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

          None
------------------------
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 per share per value.

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

As of July 31, 1999, there were 2,351,377 shares of the Company's $.01 per share par value common stock outstanding.








(The remainder of this page was intentionally left blank.)

                          NORTECH SYSTEMS INCORPORATED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                            PAGE
PART I  -  FINANCIAL INFORMATION

        Item 1 - Financial Statements                                        4-8

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Results of Operations                                         9
                 Discontinued Operations                                       9
                 Segment Reporting Information                                10

        Item 2 - Management's Discussion and Analysis of Financial
                 Condition                                                    11



PART II - OTHER INFORMATION

        Item 2 - Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                    13

                          NORTECH SYSTEMS INCORPORATED
                       CONSOLIDATED BALANCE SHEETS ASSETS
                            FOR THE SIX MONTHS ENDED
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                                      JUNE 30                 DECEMBER 31
          ASSETS                                                                       1999                       1998
                                                                                    (UNAUDITED)                (AUDITED)
                                                                                    -----------              -------------
Current Assets
      Cash and cash equivalents                                                 $       409,956            $       375,528
      Accounts receivable, net                                                        5,087,403                  4,647,376
      Inventories:
          Finished goods                                                                310,630                  1,737,483
          Work in process                                                             1,243,765                  1,386,502
          Raw materials                                                               6,069,688                  4,681,384
                                                                            --------------------     ----------------------
              Total inventories                                                 $     7,624,083            $     7,805,369

      Prepaid expenses and other                                                        862,692                    941,728

      Net Current Assets of Discontinued Operations                                   2,602,217                  2,431,486
                                                                            --------------------     ----------------------
              Total current assets                                              $    16,586,351            $    16,201,487
                                                                            --------------------     ----------------------
PLANT, Property, and Equipment (at Cost)
      Land and Building/leaseholds                                              $     3,927,026            $     3,903,236
      Manufacturing equipment                                                         4,589,934                  3,923,015
      Office and other equipment                                                      2,154,895                  2,433,476
                                                                            --------------------     ----------------------
                                                                                $    10,671,855            $    10,259,727
      Less accumulated depreciation and
           amortization                                                              (4,414,895)                (3,968,837)
                                                                            --------------------     ----------------------
Net Property  and Equipment for Continuing Operations                           $     6,256,960            $     6,290,890
                                                                            --------------------     ----------------------
Net Property  and Equipment for Discontinued Operations                                 406,856                    474,181
                                                                            --------------------     ----------------------
Other Assets
      Goodwill and other intangible assets                                              129,107                    144,210
      Deferred tax asset                                                                475,000                    475,000
      Other assets                                                                       87,250                     57,250
                                                                            --------------------     ----------------------
Total Other Assets from Continuing Operations                                   $       691,357                    676,460
                                                                            --------------------     ----------------------
Total Other Assets from Discontinued Operations                                       1,025,959                  1,085,544
                                                                            --------------------     ----------------------
        Total Assets                                                            $    24,967,483            $    24,728,562
                                                                            ====================     ======================

          See accompanying notes to consolidated financials statements

                          NORTECH SYSTEMS INCORPORATED
                     CONSOLIDATED BALANCE SHEETS LIABILITIES
                            FOR THE SIX MONTHS ENDED
                       JUNE 30, 1999 AND DECEMBER 31, 1998


                                                                      JUNE 30                 DECEMBER 31
LIABILITIES AND SHAREHOLDERS' EQUITY                                   1999                       1998
                                                                    (UNAUDITED)                (AUDITED)
                                                                  -----------------         ------------------
Current Liabilities:
      Current maturities of long-term debt                        $         648,063         $          810,934
      Accounts payable                                                    2,433,524                  3,232,593
      Accrued payrolls and commissions                                    1,533,785                    682,539
      Other                                                               2,131,904                    491,388
                                                                  -----------------         ------------------
              Total Current Liabilities                           $       6,747,276         $        5,217,454
                                                                  -----------------         ------------------
Long-Term Debt
      Notes Payable (net of current
          maturities shown above)                                 $      10,765,383         $       11,146,537
                                                                  -----------------         ------------------

Shareholders' Equity:
      Preferred Stock, $1 par value;
        1,000,000 shares authorized; 250,000
        shares issued and  outstanding                            $         250,000         $          250,000
      Common Stock - $.01 par value; 9,000,000
        shares authorized; 2,351,377 and 2,312,262 shares
         issued and outstanding.                                             23,514                     23,514
      Additional paid-in capital                                         12,131,045                 12,131,045
      Accumulated deficit                                                (4,949,735)                (4,039,988)
                                                                  -----------------         ------------------
              Total Shareholders' Equity                          $       7,454,824         $        8,364,571
                                                                  -----------------         ------------------

      Total Liabilities & Shareholders' Equity                    $      24,967,483         $       24,728,562
                                                                  =================         ==================

          See accompanying notes to consolidated financials statements

                          NORTECH SYSTEMS INCORPORATED
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                           FOR THE THREE MONTHS ENDED
                         JUNE 30, 1999 AND JUNE 30, 1998


                                                                       JUNE 30                   JUNE 30
                                                                        1999                      1998
                                                                     (UNAUDITED)               (UNAUDITED)
                                                                  --------------------     ----------------------
      Sales                                                       $         9,421,813      $           8,374,280

      Cost of Sales                                                         7,787,771                  6,968,476
                                                                  --------------------     ----------------------

           Gross Profit                                           $         1,634,042      $           1,405,804

      Selling, General and Admin.                                           1,020,485                    907,513
      Engineering/Reseach & Development                                             0                          0
      Misc. (Income) Expense, net                                              21,344                      1,236
      Interest Expense                                                        167,990                    129,638
                                                                  --------------------     ----------------------



      Net Income From Continuing Operations
      Before Income Taxes                                         $           424,223      $             367,417

           Income Tax-Continuing Operations                                   148,479                    145,949
                                                                  --------------------     ----------------------

      Net Income-Continuing Operations                            $           275,744      $             221,468
                                                                  --------------------     ----------------------

      Discontinued Operations, Net of Income Taxes
          Net (Loss) From Operations                                         (255,208)                   (33,630)
          Estimated (Loss) on Sale                                         (1,180,000)                         0
                                                                  --------------------     ----------------------

      Total Discontinued Operations, Net of Income Taxes                   (1,435,208)                   (33,630)
                                                                  --------------------     ----------------------

      Net Income(Loss)                                            $        (1,159,464)     $             187,838
                                                                  ====================     ======================

      Income/(Loss) per Share of Common Stock
           From Continuing Operations                             $              0.12      $                0.09
           From Discontinued Operations                           $             (0.61)     $               (0.01)
                                                                  --------------------     ----------------------
      Total Income/(Loss) per Share of Common Stock               $             (0.49)     $                0.08
                                                                  ====================     ======================


      Weighted Average Number of Shares Outstanding                         2,351,377                  2,345,262
                                                                  ====================     ======================

          See accompanying notes to consolidated financials statements

                          NORTECH SYSTEMS INCORPORATED
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                            FOR THE SIX MONTHS ENDED
                         JUNE 30, 1999 AND JUNE 30, 1998


                                                                          JUNE 30                  JUNE 30
                                                                           1999                     1998
                                                                       (UNAUDITED)               (UNAUDITED)
                                                                  --------------------     ----------------------
      Sales                                                       $        18,889,152      $          17,603,629

      Cost of Sales                                                        15,554,971                 14,747,816
                                                                  --------------------     ----------------------

           Gross Profit                                           $         3,334,181      $           2,855,813

      Selling, General and Admin.                                           2,058,613                  1,735,810
      Engineering/Reseach & Development                                             0                          0
      Misc. (Income) Expense, net                                              12,384                    (19,606)
      Interest Expense                                                        293,120                    308,231
                                                                  --------------------     ----------------------


      Net Income From Continuing Operations
      Before Income Taxes                                         $           970,064      $             831,378

           Income Tax-Continuing Operations                                   339,522                    329,205
                                                                  --------------------     ----------------------

      Net Income-Continuing Operations                            $           630,542      $             502,173
                                                                  --------------------     ----------------------

      Discontinued Operations, Net  of Income Taxes
          Net (Loss) From Operations                                         (361,299)                   (67,903)
           Estimated (Loss) on Sale                                        (1,180,000)                         0
                                                                  --------------------     ----------------------

      Total Discontinued Operations, Net of Income Taxes          $        (1,541,299)     $             (67,903)
                                                                  --------------------     ----------------------

      Net Income(Loss)                                            $          (910,757)     $             434,270
                                                                  ====================     ======================

      Income/(Loss) per Share of Common Stock
           From Continuing Operations                                            0.27                       0.22
           From Discontinued Operations                                         (0.66)                     (0.03)
                                                                  --------------------     ----------------------
      Total Income/(Loss) per Share of Common Stock               $             (0.39)     $                0.19
                                                                  ====================     ======================


      Weighted Average Number of Shares Outstanding                         2,351,377                  2,345,262
                                                                  ====================     ======================

          See accompanying notes to consolidated financials statements

                          NORTECH SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                         JUNE 30, 1999 AND JUNE 30, 1998


                                                                          JUNE 30                  JUNE 30
                                                                           1999                     1998
                                                                       (UNAUDITED)               (UNAUDITED)
                                                                  --------------------     ----------------------
Cash Flows from Operating Activities
      Net Income                                                  $           630,542      $             434,270
      Adjustments to reconcile net income to
         net cash used by operating activities:
      Depreciation and amortization                                           446,058                    441,130
      Deferred Taxes
      Loss on Sale of Discontinued operations                              (1,180,000)
Changes in Operating Assets and Liabilities:
      Accounts receivable                                                    (440,027)                  (246,320)
      Inventories                                                             181,286                 (1,519,541)
      Prepaid expenses                                                         79,036                    (30,278)
      Other assets                                                            (14,897)                   148,646
      Net assets of discontinued operation                                   (103,406)
      Accounts payable                                                       (799,069)                   (52,561)
      Accrued payrolls                                                        851,246                   (161,478)
      Other accruals                                                        1,419,632                     61,985
                                                                  --------------------     ----------------------
            Net cash used by operating activity                             1,070,401                   (924,147)

Cash Flows from Investing Activities:
      Acquistion of equipment                                                (412,128)                  (122,554)
      Proceeds from sale of Assets                                                  0                          0
      Payment of Pref. Stock Dividend                                               0                          0
                                                                  --------------------     ----------------------
            Net cash used by investing activity                              (412,128)                  (122,554)

Cash Flows from Financing Activities:
      Net borrowing of Long Term debt                                                                    830,283
      Payments of long term debt                                             (460,974)                  (375,774)
      Change in current debt                                                 (162,871)                   (12,846)
                                                                  --------------------     ----------------------
            Net cash provided by financing
                activities                                                   (623,845)                   441,663
                                                                  --------------------     ----------------------
Net Increase/(Decrease) in Cash                                                34,428                   (605,038)

Cash at Beginning of Period                                                   375,528                    714,169
                                                                  --------------------     ----------------------
Cash at End of Period                                             $           409,956      $             109,131
                                                                  ====================     ======================

          See accompanying notes to consolidated financials statements

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998.

(2) DISCONTINUED OPERATION On June 30, 1999, The Company, decided to sell the Imaging Technologies operation (Display Product Segments) and Nortech Medical Services (Medical Management Segment). As of July 30, The Company has interested buyers that want to sign confidentiality agreements with The Company. Although it is difficult to predict, the Company expects to complete the sales in the third quarter of 1999. Display Products and Medical Management are reported as discontinued operations, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business.


The estimated loss recorded during 1999 on the sale of the discontinued operation, was $1,800,000, which included a reduction in asset value of $1,200,000 and a reduction for anticipated closing costs and operating losses until disposal, of $600,000. The loss was reported net of an income tax benefit of $620,000, for an after-tax loss of $1,180,000.








(The remainder of this page was intentionally left blank.)

(3) SEGMENT REPORTING INFORMATION Nortech Systems, Inc manufactures and sells a variety of products used in the computer, medical, government and defense industries, primarily for the commercial industrial market. The Company's principal businesses are based upon the nature of the manufacturing operations of the respective location.

1. CONTRACT MANUFACTURING - Includes the manufacture of wire harnesses, cable and electromechanical assemblies, printed circuit board assemblies, and higher-level assemblies, all of which are manufactured under contract specifications. These products are sold primarily to the commercial and defense industries.

2. DISPLAY PRODUCTS - Includes the design, manufacture, and marketing of high performance display monitors. The products are sold primarily to the medical, industrial, and service industries. Segment discontinued as of June 30, 1999.

3. MEDICAL MANAGEMENT - Provides service bureau and office management services to physicians and clinics. Segment discontinued as of June 30, 1999.

Each of these is a business segment, with its respective financial performance detailed in this report for the six months ended June 30, 1999 and June 30, 1998.


                          NORTECH SYSTEMS INCORPORATED
                          BUSINESS SEGMENT INFORMATION
                            FOR THE SIX MONTHS ENDED
                         JUNE 30, 1999 AND JUNE 30, 1998

                                                                          JUNE 30                  JUNE 30
                                                                           1999                     1998
                                                                       (UNAUDITED)               (UNAUDITED)
                                                                  --------------------     ----------------------
      BUSINESS SEGMENT NET REVENUES
      Contract Manufacturing                                      $        18,889,152      $          17,603,629
      Display Products                                                      1,458,500                  2,264,580
      Medical Management                                                      210,071                    206,360
                                                                  --------------------     ----------------------
           Total                                                  $        20,557,723       $         20,074,569
                                                                  ====================     ======================

      BUSINESS SEGMENT PROFIT/(LOSS)
      Contract Manufacturing                                      $           630,542      $             502,173
      Display Products                                                       (308,673)                   (22,360)
      Medical Management                                                      (52,626)                   (45,543)
                                                                  --------------------     ----------------------
           Total                                                  $           269,243       $            434,270
                                                                  ====================     ======================

                                                                          JUNE 30                 DECEMBER 31
                                                                            1999                      1998
                                                                        (UNAUDITED)                (AUDITED)
                                                                  --------------------     ----------------------
      BUSINESS SEGMENT ASSETS
      Contract Manufacturing                                      $        20,902,452      $          21,142,528
      Display Products                                                      3,883,454                  4,034,706
      Medical Management                                                      181,577                    241,575
                                                                  --------------------     ----------------------
           Total                                                  $        24,967,483       $         25,418,809
                                                                  ====================     ======================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR PERIOD ENDED JUNE 30, 1999


Effective June 30, 1999, the Company made a decision to sell Imaging Technology Division (Display Product Segment) and Nortech Medical Services (Medical Management Segment). The following management discussion related only to the continuing operation of contract manufacturing. See below, the details of discontinued operations.

For the quarter ended June 30, 1999, the Company had revenues of $9,421,813 compared to revenues of $8,374,280 for the quarter ended June 30, 1998. The increase in revenues resulted primarily from the additional revenues generated from internal growth. The net income for the three months ended June 30, 1999 was $275,744 or $.12 per share, compared to a net income of $221,468 or $.09 per share, for the three months ended June 30, 1998. The net income for the quarter ended June 30, 1999 was primarily impacted by increased gross profit from the increased revenue offset by increased selling expenses.

Company's 90 day order backlog was $8,590,000 as of June 30, 1999, compared to $8,575,000 at the beginning of the quarter. Based on the current conditions, the Company anticipates revenue levels in the third quarter of 1999 to be about the same as the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's working capital increased to $9,539,075 during the second quarter of 1999, compared to $9,080,589 as of December 31, 1998. The Company believes that its financial stability will continue to improve during 1999 and would expect that its operating cash flow and available credit faculties will be sufficient to fund the expected growth in the near term.

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

Dated:  August 11, 1999               NORTECH SYSTEMS INCORPORATED


                                      By:  /s/  Quentin E. Finkelson
                                      ------------------------------

                                        Quentin E. Finkelson
                                        Its President and Chief
                                        Executive Officer



                                      By:  /s/  Garry M. Anderly
                                      ------------------------------
                                        Garry M. Anderly
                                        Principal Financial
                                        Officer and Principal
                                        Accounting Officer