Form 10-Q
period 1999-09-30
NORTECH SYSTEMS INC
filed 1999-11-15
CIK 722313

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended September 30, 1999.

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                to

Commission File Number 0-13257.

NORTECH SYSTEMS INCORPORATED

(Exact name of registrant as specified in its chapter)

MINNESOTA (State of other jurisdiction of Incorporation or organization)	41-1681094 (I.R.S. Employer Identification No.)
641 EAST LAKE ST. SUITE 244, WAYZATA, MN (Address of principal executive offices)	55391 (Zip Code)

(612) 473-4102
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 per share per value.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE REGISTRANTS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable data.

As of October 31, 1999, there were 2,351,377 shares of the Company's $.01 per share par value common stock outstanding.

(The remainder of this page was intentionally left blank.)

NORTECH SYSTEMS INCORPORATED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1999

INDEX

			Page

PART I -	FINANCIAL INFORMATION
	Item 1 -	Financial Statements	4-8
	Item 2 -	Management's Discussion and Analysis of Financial Condition	9
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9
		Results of Operations	9
		Discontinued Operations	9
		Segment Reporting Information	10-11
PART II -	OTHER INFORMATION
	Item 2 -	Exhibits and Reports on Form 8-K	12
SIGNATURES			13

NORTECH SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS ASSETS
FOR THE PERIOD NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

	Sept. 30 1999 (Unaudited)	December 31 1998 (Audited)

Assets
Current Assets
Cash and cash equivalents	$263,656	$375,528
Accounts receivable, net	5,423,067	4,647,376
Inventories:
Finished goods	272,002	1,737,483
Work in process	1,038,954	1,386,502
Raw materials	6,329,113	4,681,384

Total inventories	$7,640,069	$7,805,369
Prepaid expenses and other	803,613	941,728
Net Current Assets of Discontinued Operations	2,000,728	2,431,486

Total current assets	$16,131,133	$16,201,487

PLANT, Property, and Equipment (at Cost)
Land and Building/leaseholds	$3,937,086	$3,903,236
Manufacturing equipment	4,712,265	3,923,015
Office and other equipment	2,218,330	2,433,476

	$10,867,681	$10,259,727
Less accumulated depreciation and amortization	(4,651,088)	(3,968,837)

Net Property and Equipment for Continuing Operations	$6,216,593	$6,290,890

Net Property and Equipment for Discontinued Operations	373,004	474,181

Other Assets
Goodwill and other intangible assets	126,831	144,210
Deferred tax asset	475,000	475,000
Other assets	31,000	57,250

Total Other Assets from Continuing Operations	$632,831	676,460

Total Other Assets from Discontinued Operations	1,011,165	1,085,544

Total Assets	$24,364,726	$24,728,562

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS LIABILITIES
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

	Sept. 30 1999 (Unaudited)	December 31 1998 (Audited)

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$902,834	$810,934
Accounts payable	2,356,800	3,232,593
Accrued payrolls and commissions	1,213,797	682,539
Other	4,077,711	491,388

Total Current Liabilities	$8,551,142	$5,217,454

Long-Term Debt
Notes Payable (net of current maturities shown above)	$10,370,693	$11,146,537

Shareholders' Equity:
Preferred Stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	$250,000	$250,000
Common Stock - $.01 par value; 9,000,000 shares authorized; 2,351,377 and 2,312,262 shares issued and outstanding	23,514	23,514
Additional paid-in capital	12,131,045	12,131,045
Accumulated deficit	(6,961,668)	(4,039,988)
Total Shareholders' Equity	$5,442,891	$8,364,571

Total Liabilities & Shareholders' Equity	$24,364,726	$24,728,562

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

	Sept. 30 1999 (Unaudited)	Sept. 30 1998 (Unaudited)

Sales	$9,333,901	$8,322,743
Cost of Sales	7,786,654	6,889,561

Gross Profit	$1,547,247	$1,433,182
Selling, General and Admin.	1,017,290	880,216
Engineering/Reseach & Development	0	0
Misc. (Income) Expense, net	(35,920)	334
Interest Expense	145,799	183,894

Net Income From Continuing Operations Before Income Tax	$420,078	$368,738
Income Tax-Continuing Operations	147,027	141,007

Net Income-Continuing Operations	$273,051	$227,731

Discontinued Operations, Net of Income Taxes
Net Income/(Loss )From Operations	0	(101,012)
Estimated (Loss )on Sale of Operations	(1,725,187)	0

Total Discontinued Operations, Net of Income Taxes	$(1,725,187)	$(101,012)

Net Income(Loss)	(1,452,136)	126,719

Income/(Loss) per Share of Common Stock
From Continuing Operations	$0.11	$0.09
From Discontinued Operations	$(0.72)	$(0.04)

Total Income/(Loss) per Share of Common Stock	$(0.61)	$0.05

Weighted Average Number of Shares Outstanding	2,351,377	2,345,262

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED
STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

	Sept. 30 1999 (Unaudited)	Sept. 30 1998 (Unaudited)

Sales	$28,223,053	$25,926,372
Cost of Sales	23,341,626	21,617,404

Gross Profit	$4,881,428	$4,308,968
Selling, General and Admin.	3,075,903	2,619,700
Engineering/Reseach & Development	0	0
Misc. (Income) Expense, net	(23,536)	(2,974)
Interest Expense	438,919	492,126

Net Income From Continuing Operations Before Income Tax	$1,390,142	$1,200,116
Income Tax-Continuing Operations	486,549	470,212

Net Income-Continuing Operations	$903,593	$729,904

Discontinued Operations, Net of Income Taxes
Net Income/(Loss) From Operations	(361,299)	(168,915)
Estimated (Loss )on Sale of Operations	(2,905,187)	0

Total Discontinued Operations, Net of Income Taxes	$(3,266,486)	$(168,915)

Net Income (Loss)	$(2,362,893)	$560,989

Income/(Loss) per Share of Common Stock
From Continuing Operations	0.38	0.31
From Discontinued Operations	-1.38	-0.07

Total Income/(Loss) per Share of Common Stock	$-1.00	$0.24

Weighted Average Number of Shares Outstanding	2,351,377	2,345,262

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

	Sept. 30 1999 (Unaudited)	Sept. 30 1998 (Unaudited)

Cash Flows from Operating Activities
Net Income	$903,593	$729,903
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	682,251	568,962
Deferred Taxes
Loss on Sale of Discontinued operations	(2,905,187)
Changes in Operating Assets and Liabilities:
Accounts receivable	(775,691)	(218,530)
Inventories	165,300	(984,820)
Prepaid expenses	138,115	150,574
Other assets	43,629	6,114
Advances to discontinued operation	(651,170)	(1,096,026)
Accounts payable	(875,793)	(47,297)
Accrued payrolls	531,258	39,295
Other accruals	3,819,338	335,953

Net cash used by operating activity	1,075,643	(515,872)
Cash Flows from Investing Activities:
Acquistion of equipment	(607,954)	(86,111)
Proceeds from sale of Assets	0	0
Payment of Pref. Stock Dividend	0	5,250

Net cash used by investing activity	(607,954)	(80,861)
Cash Flows from Financing Activities:
Net borrowing of Long Term debt	75,000	627,014
Payments of long term debt	(746,461)	(545,782)
Change in current debt	91,900	(151,693)

Net cash provided by financing activities	(579,561)	(70,461)

Net Increase/(Decrease) in Cash	(111,872)	(667,194)
Cash at Beginning of Period	375,528	913,862

Cash at End of Period	$263,656	$246,668

See notes to consolidated financials statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for Period Ended September 30, 1999

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

    For the quarter ended September 30, 1999, the Company had revenues of $9,333,901 compared to revenues of $8,322,743 for the quarter ended September 30, 1998. The increase in revenues resulted primarily from the additional revenues generated from internal growth. The net income for the three months ended September 30, 1999 was $273,051 or $.11 per share, compared to a net income of $227,731 or $.09 per share, for the three months ended September 30, 1998. The net income for the quarter ended June 30, 1999 was primarily impacted by increased gross profit from the increased revenue offset by increased selling expenses.

    Company's 90 day order backlog was $8,730,000 as of September 30, 1999, compared to $8,590,000 at the beginning of the quarter. Based on the current conditions, the Company anticipates revenue levels in the fourth quarter of 1999 to be about the same as the third quarter of 1999.

    (2) DISCONTINUED OPERATION  On June 30, 1999, The Company, decided to sell the Imaging Technologies operation (Display Product Segments) and Nortech Medical Services (Medical Management Segment). As of July 30, The Company has interested buyers that want to sign confidentiality agreements with The Company. Although it is difficult to predict, the Company expects to complete the sales in the fourth quarter of 1999. Display Products and Medical Management are reported as discontinued operations, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business.

    During the third quarter of 1999, after talks with several potential buyers, it became apparent that Imaging division does not command the sale price we were anticipating in the second quarter. Therefore, we have increased our estimated loss on sale of discontinued operations. The third quarter loss for discontinued operation was $1,725,187.

    The estimated loss recorded year to date during 1999 on the sale of the discontinued operation, was $4,469,518, which included a reduction in asset value of $2,950,000 and a reduction for anticipated closing costs and operating losses until disposal, of $1,519,518. The loss was reported net of an income tax benefit of $1,564,331, for an after-tax loss of $2,905,187.

    (3) SEGMENT REPORTING INFORMATION  Nortech Systems, Inc manufactures and sells a variety of products used in the computer, medical, government and defense industries, primarily for the commercial industrial market. The Company's principal businesses are based upon the nature of the manufacturing operations of the respective location.

  1.
  Contract Manufacturing—Includes the manufacture of wire harnesses, cable and electromechanical assemblies, printed circuit board assemblies, and higher-level assemblies, all of which are manufactured under contract specifications. These products are sold primarily to the commercial and defense industries.

  2.
  Display Products—Includes the design, manufacture, and marketing of high performance display monitors. The products are sold primarily to the medical, industrial, and service industries. Segment discontinued as of June 30, 1999.

  3.
  Medical Management—Provides service bureau and office management services to physicians and clinics. Segment discontinued as of June 30, 1999. Each of these is a business segment, with its respective financial performance detailed in this report for the nine months ended September 30, 1999 and September 30, 1998.

Nortech Systems Incorporated
Business Segment Information
for The Nine Months Ended
September 30, 1999 and September 30, 1998

	Sept. 30 1999 (Unaudited)	Sept. 30 1998 (Unaudited)

Business Segment Net Revenues
Contract Manufacturing	$28,223,053	$25,926,372
Display	1,763,414	3,458,450
Medical	319,082	314,797

Total	$30,305,549	$29,699,619

Business Segment Profit/(Loss)
Contract Manufacturing	$903,593	$729,904
Display	(3,090,859)	(96,882)
Medical Management	(175,627)	(72,033)

Total	$(2,362,893)	$560,989

	Sept. 30 1999 (Unaudited)	December 31, 1998 (Audited)

Business Segment Assets
Contract Manufacturing	$20,979,828	$20,737,352
Display	3,214,927	3,846,402
Medical Management	169,971	144,808

Total	$24,364,726	$24,728,562

Liquidity and Capital Resources.

    The Company's working capital decreased to $7,579,991 during the third quarter of 1999, compared to $9,080,589 as of December 31, 1998. The main reason for the decrease, was the recording of the loss from discontinued operations. The Company believes that its financial stability will continue to improve during 1999 and would expect that its operating cash flow and available credit faculties will be sufficient to fund the expected growth in the near term.

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

PART II — OTHER INFORMATION

Item 2. Exhibits and Reports on Form 8-K.

    None

(The remainder of this page was intentionally left blank.)

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 11, 1999	NORTECH SYSTEMS INCORPORATED
	By:	/s/ QUENTIN E. FINKELSON Quentin E. Finkelson Its President and Chief Executive Officer
	By:	/s/ GARRY M. ANDERLY Garry M. Anderly Principal Financial Officer and Principal Accounting Officer

QuickLinks

NORTECH SYSTEMS INCORPORATED FORM 10-Q QUARTER ENDED SEPTEMBER 30, 1999
INDEX

NORTECH SYSTEMS INCORPORATED CONSOLIDATED BALANCE SHEETS ASSETS FOR THE PERIOD NINE MONTHS ENDED SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
NORTECH SYSTEMS INCORPORATED CONSOLIDATED BALANCE SHEETS LIABILITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

NORTECH SYSTEMS INCORPORATED STATEMENTS OF INCOME (LOSS) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NORTECH SYSTEMS INCORPORATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NORTECH SYSTEMS INCORPORATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Results of Operations for Period Ended September 30, 1999
  Note to Consolidated Financial Statements
Nortech Systems Incorporated Business Segment Information for The Nine Months Ended September 30, 1999 and September 30, 1998
  Liquidity and Capital Resources.
  Update On Year 2000 Status

PART II — OTHER INFORMATION

  Item 2. Exhibits and Reports on Form 8-K.

SIGNATURES