Form 10-K
period 1999-12-31
NORTECH SYSTEMS INC
filed 2000-03-29
CIK 722313

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-13257

NORTECH SYSTEMS INCORPORATED
(Exact name of registrant as specified in its chapter)

Minnesota	41-16810894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
641 East Lake St., Suite 244 Wayzata, MN	55391
(Address of principal executive offices)	(Zip code)

Registrant's telephone No., including area code: (612) 473-4102

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 per share par value.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   Based upon the $4.75 per share average of the closing bid and asked prices, respectively, on March 14, 2000 for the shares of common stock of the Company, the aggregate market value of the Company's common stock held by non-affiliates as of such date was $5,377,565.

   As of March 19, 2000 there were 2,353,859 shares of the Company's $.01 per share par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

   The following documents are incorporated by reference to the parts indicated of the Annual Report on Form 10-K:

Parts of Annual Report on Form 10-K	Documents Incorporated by Reference
Part III
Item 10 11 12
Reference is made to the Registrant's proxy statements to be used in connection with the 1999 Annual Shareholders' meeting and filed with the Securities and Exchange Commission no later than April 29, 2000.

NORTECH SYSTEMS INCORPORATED
Annual Report on Form 10-K
for the year ended December 31, 1999

INDEX

		Page
PART I
Item 1.	Business	3-6
Item 2.	Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	7
Item 6.	Selected Financial Data	8
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-9
Item 7a	Quantitative and Qualitative Disclosure about Market Risk	9
Item 8.	Consolidated Financial Statements and Supplemental Data	10-27
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10.	Directors and Executive Officers of the Registrant	28
Item 11.	Executive Compensation	28
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions	28
PART IV
Item 14.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K	29-32
Signatures		33

PART I

ITEM 1.  BUSINESS

Description of Business

    Nortech Systems Incorporated (the "Company") is a Minnesota corporation organized in December 1990. Prior to December 1990, the Company operated as DSC Nortech, Inc., which filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code during 1990. The business and assets of DSC Nortech, Inc. were transferred to Nortech Systems Incorporated during 1990. The Company's headquarters are in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. The Company's maintains various manufacturing facilities in Minnesota locations of Bemidji, Fairmont, Plymouth, Aitkin, and Merrifield as well as Augusta, Wisconsin. The Company manufactures wire harnesses, cables, electronic sub-assemblies and components, printed circuit board assemblies as well as large-screen high-resolution video monitors for radar, document and medical imaging. The Company provides a full "turnkey" contract manufacturing service to its customers. A majority of revenue is derived from products that are built to the customer's design specifications. Nortech Medical Services, Inc., it's wholly owned subsidiary, provides service bureau and office management services to physicians and clinics throughout Minnesota.

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

    The strategy of the Company in that regard has been to expand its customer base, and has added several new customers from various industries; including Companies engaged in the production of medical products, super computers, mid-size and micro computer business systems, automotive industry, defense industry and industrial products. The Company strategy is to develop a customer base spanning several industry segments to avoid the affects of fluctuations within a given industry. Some of the Company's major customers are G.E. Medical Systems, Raytheon, SPX Corporation, Imation, Thermo King, Polaris, Fisher-Rosemount, 3M, Allen-Bradley, Restaurant Technology Inc and United Defense.

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

    In 1991, the Company acquired all of the common stock of SMR Computer Services, Inc. The Company, through its subsidiary (currently named Nortech Medical Services, Inc.), also provides service bureau and office management services to physicians. During 1999 this business was designated to be discontinued.

    In March 1995, the Company acquired all of the assets of Monitor Technology Corporation. The Company has continued the business of Monitor Technology Corporation, which is the manufacturing of large-screen, high-resolution video monitors for radar, document and medical imaging as well as repair services on internally and externally produced monitors, until June 1999 when these operations were discontinued.

    In August 1995, the Company acquired all the assets of the Aerospace Division of Communication Cable, Inc. The Company has continued the business formally conducted by Aerospace, which involves the manufacturing of custom designed, high-technology electronic cable assemblies for various applications.

    In November 1996, the Company acquired the inventory and fixed assets of Zercom Corporation, a subsidiary of Communication Systems, Inc. The Company has been, and continues to be a contract manufacturer of electronic sub-assemblies and components.

    At December 31, 1998, the Company reported segment information of its three identifiable segments; Contract Manufacturing, Display Products and Medical Management. However, on June 30, 1999, the Company formally adopted a plan to dispose of two of the segments, including Display Products and Medical Management. Thus, the Company's remaining continuing operations fall within the Contract Manufacturing segment.

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

    As part of the Company's commitment to quality, the Bemidji location became ISO 9002 Certified in July 1995, the Merrifield Division became ISO 9002 Certified in October, 1998, the Intercon I operation became ISO 9002 certified in October, 1999, and continue to actively maintain their certification. The Company believes this certification benefits its current customer base as well as attracts new business opportunities.

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

Marketing.

    The Company is continuing to concentrate its marketing activities in the medical, industrial, automotive and military manufacturing industries. The emphasis continues to be on mature companies, which require a contract manufacturer with a high degree of manufacturing and quality sophistication, including statistical process control (SPC) and statistical quality control (SQC). The Company has initiated efforts to expand its markets beyond the Upper Midwest area, which presently extends east to the Ohio/Michigan area, south to Missouri, and west to Colorado. New market opportunities are continuously being pursued. The Company markets its products and services primarily through manufacturers' representatives. The Company's marketing strategy emphasizes the sophistication of its manufacturing services. The basic systems, procedures, and disciplines normally associated with a mature corporate environment are in place. All the Company's employees are well trained in SPC and SQC.

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

Competition

    The contract manufacturing industry is characterized by competition among a variety of sources, including small closely held companies, larger full-service manufacturers, company-owned facilities and foreign competitors. The Company does not believe that the smaller operations are significant competitors, as they do not seem to have the capabilities required by target customers of the Company. The Company also believes that foreign competitors do not provide a substantial competitive threat because the cable and wire harness industry involves a high weight-to-cost ratio. Consequently, shipping and transportation costs decrease the ability of foreign manufacturers to compete in this market segment. Further, off-shore production cannot effectively meet the requirements of engineering change order activities, engineering support, delivery flexibility and just-in-time inventory management techniques presently being implemented by many major target customers. Therefore, the Company's principal competitors are larger full-service manufacturers, many of which have substantially far greater assets and capital resources than are available to the Company and are better financed than the Company.

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

    The Company's 90 day order backlog was approximately $9,210,000 on December 31, 1998 and approximately $9,705,000 on December 31, 1999.

Major Customers

    The Company sells its products to companies in the computer, medical, governmental and various other industries. Historically, the Company has not experienced significant losses related to the receivables from customers in any particular industry or geographic area.

    Only one customer accounted for more than 10% of sales for the year ended December 31, 1999, G.E. Medical at 12.1% of sales.

Research and Development

    The Company expended no dollars in 1999, $337,093 in 1998, and $258,712 in 1997 on Company-sponsored research and development. This research was related to the development of large-screen, high-resolution video monitors for the Imaging Division.

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

Employees

    The Company has 473 full-time, 128 part-time and 94 temporary employees as of December 31, 1999, consisting of 648 employees in manufacturing, manufacturing product support and medical support services and 47 in general administration.

ITEM 2.  PROPERTIES

    The Company's headquarters consist of approximately 1,500 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota. The Company has a lease for a five year term that expires in June 30, 2002. The Company owns its Bemidji, Minnesota facility consisting of eight acres of land and 60,000 square feet of office and manufacturing space and owns another 20,000 square feet of manufacturing and office space in Augusta, Wisconsin.

    The Company's Imaging and Medical Services division operates from a facility located in Plymouth, Minnesota. The building contains approximately 22,800 square feet and is leased for a term that terminates on May 31, 2000. The Company will not extend the lease.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters required to be reported under the instructions to this item have been submitted to a vote of security holders which.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol NSYS.

    The high and low bid quotations for the Company's Common Stock for each quarterly period within the two most recent years were as follows:

Quarter Ended	Low	High
March 31, 1998	$4.266	$5.125
June 30, 1998	$4.750	$6.625
September 30, 1998	$3.625	$5.500
December 31, 1998	$3.438	$4.438
March 31, 1999	$3.250	$4.250
June 30, 1999	$2.875	$3.625
September 30, 1999	$2.281	$3.313
December 31, 1999	$1.313	$3.750

    The low and high quotations set forth above are as reported by NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

    As of March 19, 2000, there were approximately 1,274 holders of shares of the Company's Common Stock. The Company has never paid a cash dividend on shares of its Common Stock and does not intend to pay cash dividends in the foreseeable future.

(The remainder of this page was intentionally left blank.)

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA

(Restated to show Continuing Operations Only)

	For The Years Ended
	Dec 31, 1999	Dec 31, 1998	Dec 31, 1997	Dec 31, 1996	Dec 31, 1995
Sales	$38,482,335	$35,356,813	$32,907,135	$23,607,807	$15,933,447
Net Income (Loss)	1,070,799	826,009	1,073,903	853,034	1,396,285
Basic Earnings Per Share of Common Stock	0.46	0.35	0.45	0.36	0.58
Total Assets	23,603,716	24,175,707	23,995,717	21,866,328	12,888,704
Total Long-Term Debt	10,246,911	11,146,537	10,388,620	10,910,757	3,768,685
  •
  Company acquired the assets of Zercom Corporation in November, 1996.

  •
  Company acquired the assets of Monitor Technology in March, 1995, and Aerospace Systems in August, 1995.

    NOTE:  For additional selected Financial Data (Past two years by quarter information), see Note 13 of the Consolidated Financial Statement.

  •
  Results are restated to reflect the affect of Discontinued Operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations, Years Ended December 31, 1999, 1998, and 1997

Revenues

    For the years ended December 31, 1999 and 1998 the Company had sales of $38,482,335 and $35,356,813 respectively. The increase of $3,125,522 or 8.8% resulted primarily from internal growth of our current customer base. For the year ended December 31, 1997 the Company had sales of $32,907,135. The approximate 7.4% increase in sales in 1998 was attributable primarily to internal growth of our current customer base.

Gross Profit

    The Company had gross profit of $6,510,781 in 1999, $5,800,491 in 1998, and $6,325,710 in 1997. Gross profits as a percentage of gross sales were 16.9% in 1999, 16.4% in 1998, and 19.2% in 1997. The Company has experienced gross profit pressure, evolving from a change of product mix and material content offset by some improvement in manufacturing productivity.

Selling, General, and Administrative

    Selling, general, and administrative expenses were $4,046,524 in 1999, $3,784,331 in 1998, and , $3,797,668 in 1997. The increases each year reflect additional selling, general and administrative expenses associated with increased revenues.

Miscellaneous Income

    Miscellaneous income was $39,172 in 1999, $18,482 in 1998, and $17,520 in 1997. The miscellaneous income resulted primarily from charges for interest income and miscellaneous services.

Interest Expense

    Interest expense was $818,553 in 1999, $922,431 in 1998, and $939,049 in 1997.

Income Taxes

    Income tax expense was $641,000 in 1999, $311,000 in 1998, and $570,000 in 1997.

    The Company has recorded deferred tax assets of $2,261,000, the realization of the deferred tax asset is dependent upon the Company generating sufficient taxable earnings in future periods. In determining that realization of the deferred tax asset is more likely than not, the Company gave consideration to recent earnings history, its expectation for taxable earnings in the future and the expiration dates associated with tax carryforwards.

Net Income

    The Company's net income in 1999 was $1,070,799 or $.46 per common share. The Company's net income in 1998 was $826,009 or $.35 per common share. The Company's net income in 1997 was $1,073,903 or $.45 per common share. The Company believes that the effect of inflation on past operations has not been significant and anticipates that inflation will not have a significant impact on future operations.

Liquidity and Capital Resources

    The Company's working capital decreased from $10,984,033 as of December 31, 1998, to $9,691,189 on December 31, 1999. Stockholders equity decreased from $8,364,571 on December 31, 1998, to $6,378,480 on December 31, 1999 due to the Company's 1999 net loss from discontinued operations. The Company's liquidity and capital resources are strong, and the Company believes that its future financial requirements can be met with funds generated from the operating activities and from the Company's operating line of credit.

Update on Year 2000 Status

    Nortech Systems Inc incurred no major Y2K related problems in January, 2000 and does not anticipate any in the future. The Company will continue to evaluate its systems to ensure that any potential issues can be quickly addressed.

ITEM 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    Upward and downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings will effect the Company's future earnings. However, a ten-percent change in the 1999 effective average interest rate on variable earnings should not have a material effect on the Company's earnings for 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Independent Auditors' Report of :
Larson, Allen, Weishair & Co., LLP	11
Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 1999 and 1998	12
Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997	13
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997	14
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997	15
Notes to Consolidated Financial Statements	16-27

(The remainder of this page was intentionally left blank.)

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota

    We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                      LARSON, ALLEN, WEISHAIR & CO., LLP

St. Cloud, Minnesota
February 11, 2000

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1999 AND 1998

	1999	1998
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$453,500	$375,528
Accounts Receivable, Less Allowance for Uncollectible Accounts	5,427,441	4,647,378
Inventories	8,725,417	7,805,369
Prepaid Expenses and Other	102,156	246,728
Deferred Tax Asset	1,961,000	695,000
Net Current Assets from Discontinued Operations	—	1,878,629

Total Current Assets	$16,669,514	$15,648,632

PROPERTY AND EQUIPMENT
Land	$141,300	$141,300
Building and Leasehold Improvements	3,876,381	3,762,785
Manufacturing Equipment	4,334,820	3,727,404
Office and Other Equipment	2,094,049	2,628,238

Total	$10,446,550	$10,259,727
Accumulated Depreciation	(4,004,666)	(3,955,922)

Total Property and Equipment	$6,441,884	$6,303,805

OTHER ASSETS
Goodwill and Other Intangible Assets	$116,022	$131,294
Deferred Tax Asset	300,000	475,000
Other Assets	—	57,250
Other Assets from Discontinued Operations	76,296	1,559,726

Total Other Assets	$492,318	$2,223,270

Total Assets	$23,603,716	$24,175,707

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Maturities of Long-Term Debt	$860,079	$810,934
Accounts Payable	4,101,981	2,749,688
Accrued Payroll	870,775	610,850
Other Liabilities	793,933	493,127
Net Current Liabilities from Discontinued Operations	351,557	—

Total Current Liabilities	$6,978,325	$4,664,599

LONG-TERM DEBT
Notes Payable (Net of Current Maturities)	$10,246,911	$11,146,537

STOCKHOLDERS' EQUITY
Preferred Stock, $1 Par Value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	$250,000	$250,000
Common Stock $.01 Par Value; 9,000,000 Shares Authorized; 2,351,907 and 2,351,377 Shares Issued and Outstanding at December 31, 1999 and 1998, Respectively	23,519	23,514
Additional Paid-In Capital	12,132,615	12,131,045
Accumulated Deficit	(6,027,654)	(4,039,988)

Total Stockholders' Equity	$6,378,480	$8,364,571

Total Liabilities and Stockholders' Equity	$23,603,716	$24,175,707

See accompanying Notes to Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

	1999	1998	1997
SALES	$38,482,335	$35,356,813	$32,907,135
COST OF SALES	(31,971,554)	(29,556,322)	(26,581,425)

GROSS PROFIT	$6,510,781	$5,800,491	$6,325,710
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(4,046,524)	(3,784,331)	(3,797,668)
INTEREST INCOME	26,923	24,798	37,390
MISCELLANEOUS INCOME	39,172	18,482	17,520
INTEREST EXPENSE	(818,553)	(922,431)	(939,049)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$1,711,799	$1,137,009	$1,643,903
INCOME TAX EXPENSE	(641,000)	(311,000)	(570,000)

INCOME FROM CONTINUING OPERATIONS	$1,070,799	$826,009	$1,073,903
LOSS FROM DISCONTINUED OPERATIONS	(3,058,465)	(496,142)	(396,232)

NET INCOME (LOSS)	$(1,987,666)	$329,867	$677,671

EARNINGS (LOSS) PER SHARE:
BASIC
Income from Continuing Operations	$0.46	$0.35	$0.45
Loss from Discontinued Operations	(1.30)	(0.21)	(0.17)

Net Income (Loss)	$(0.84)	$0.14	$0.28

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING USED FOR BASIC EARNINGS (LOSS) PER SHARE	2,351,775	2,347,391	2,362,362

DILUTED
Income from Continuing Operations	$0.45	$0.35	$0.45
Loss from Discontinued Operations	(1.29)	(0.21)	(0.17)

Net Income (Loss)	$(0.84)	$0.14	$0.28

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING PLUS DILUTIVE COMMON STOCK OPTIONS	2,365,844	2,372,448	2,387,829

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
BALANCE DECEMBER 31, 1996	$250,000	$23,124	$11,910,554	$(5,032,486)	$7,151,192
1997 Net Income	—	—	—	677,671	677,671
Dividends Paid	—	—	—	(15,040)	(15,040)

BALANCE DECEMBER 31, 1997	$250,000	$23,124	$11,910,554	$(4,369,855)	$7,813,823
1998 Net Income	—	—	—	329,867	329,867
Issuance of Stock—Stock Options and Other	—	60	22,821	—	22,881
Conversion of Redeemable Stock	—	330	197,670	—	198,000

BALANCE DECEMBER 31, 1998	$250,000	$23,514	$12,131,045	$(4,039,988)	$8,364,571
1999 Net Loss	—	—	—	(1,987,666)	(1,987,666)
Issuance of Stock	—	5	1,570	—	1,575

BALANCE DECEMBER 31, 1999	$250,000	$23,519	$12,132,615	$(6,027,654)	$6,378,480

See accompanying Notes to Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

	1999	1998	1997
CASH PROVIDED BY OPERATING ACTIVITIES
Net Income (Loss)	$(1,987,666)	$329,867	$677,671
Plus Loss from Discontinued Operations	3,058,465	496,142	396,232

Income from Continuing Operations	$1,070,799	$826,009	$1,073,903
Adjustments to Reconcile Net Income from Continuing Operations to Net Cash Provided by Continuing Operations:
Depreciation and Amortization	940,101	874,360	914,264
Deferred Taxes	556,000	71,000	209,000
Compensation from Stock Grants	—	22,880	—
Loss (Gain) on Disposal of Assets	695	(2,500)	(299)
Loss on Disposal of Stock Investment	56,250	—	—
Changes in Current Operating Items:
Accounts Receivable	(780,063)	(416,086)	(822,623)
Inventory	(920,048)	(207,139)	(1,826,700)
Prepaid Assets	144,572	(152,722)	(49,235)
Accounts Payable	1,352,293	279,294	1,064,767
Accrued Payroll	259,925	(383,110)	379,246
Accrued Liabilities	300,806	9,964	179,494

Net Cash Provided by Continuing Operations	$2,981,330	$921,950	$1,121,817
Net Cash Used by Discontinued Operations	(982,481)	(677,848)	(666,628)

Net Cash Provided by Operating Activities	$1,998,849	$244,102	$455,189

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Businesses	$—	$(24,839)	$—
Proceeds from Sale of Assets	—	2,500	300,000
Acquisition of Property and Equipment	(1,070,396)	(458,551)	(752,936)
Costs to Acquire Product Technology	—	(332,000)	—

Net Cash Used by Investing Activities	$(1,070,396)	$(812,890)	$(452,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Long-Term Debt	$(1,375,481)	$(1,349,829)	$(2,720,271)
Proceeds from Long-Term Debt	525,000	1,380,283	2,505,451
Payment of Dividends	—	—	(15,040)

Net Cash Provided (Used) by Financing Activities	$(850,481)	$30,454	$(229,860)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$77,972	$(538,334)	$(227,607)
Cash and Cash Equivalents—Beginning	375,528	913,862	1,141,469

CASH AND CASH EQUIVALENTS—ENDING	$453,500	$375,528	$913,862

See accompanying Notes to Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business Description

    Nortech Systems Incorporated (the "Company") is a Minnesota corporation with headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. The Company has manufacturing facilities and engineering support located in Bemidji, Fairmont, Merrifield and Aitkin, Minnesota and Augusta, Wisconsin.

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

  Receivables

    The Company provides an allowance for doubtful receivables which is offset against the gross amount of customer receivables. The allowance for doubtful receivables is an estimate of collection losses that may be incurred in the collection of all receivables. The allowance is based upon historical experience coupled with management's review of the current status of the existing receivables. The allowance for doubtful receivables for continuing operations was $102,030 and $111,627 at December 31, 1999 and 1998, respectively.

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

  Depreciation

    Property and equipment are depreciated by the straight-line and accelerated methods of depreciation over their estimated useful lives. Accelerated depreciation did not materially exceed straight-line depreciation for the years ended December 31, 1999, 1998, and 1997.

  Revenue Recognition

    Sales are recorded by the Company when products are shipped to the customer.

  Goodwill

    Goodwill representing the excess of the purchase price over the fair value of the net assets of the acquired entities is being amortized on a straight-line basis over the period of expected benefit of fifteen years. Total amortization of goodwill recorded from continuing operations for fiscal years 1999, 1998 and 1997 was $8,121, $8,121, and $8,782, respectively. The carrying value of goodwill is reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period. Should this review indicate that goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of undiscounted cash flows.

  Intangible Assets

    Intangible assets including purchased technology and certification costs are being amortized over a period of 3 to 7 years. The related amortization expense from continuing operations for fiscal years 1999, 1998 and 1997 was $8,151, $8,151, and $47,151 respectively.

  Cash and Cash Equivalents

    The Company considers its investments with an original maturity of three months or less to be cash equivalents. The Company had interest bearing cash amounting to $250,700 and $203,886 at December 31, 1999 and 1998, respectively.

    During 1998, the Company recorded a reduction of $300,000 in a long-term note pursuant to a 1996 asset purchase agreement. In addition, accounts payable includes $150,000 of costs to acquire product technology. Also goodwill was reduced by $102,000 as a result of an adjustment to the purchase price of an acquired business.

  Advertising

    Advertising costs are charged to operations as incurred. Total amounts charged to expense for continuing operations were $139,594, $93,094, and $97,785 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

  Cash Flow Information

    The Company received a net income tax refund of $6,461 for the year ended December 31, 1999 and paid income taxes of $189,843 and $56,400 for the years ended December 31, 1998 and 1997, respectively. Continuing operations of the Company paid interest expenses of $840,746, $949,279 and $913,660 for the years ended December 31, 1999, 1998 and 1997.

  Reclassifications

    Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation. Such reclassifications had no impact on net income (loss) or equity.

  Segment Reporting Information

    At December 31, 1998 the Company reported segment information of their three identifiable segments, Contract Manufacturing, Display Products and Medical Management. However, as disclosed in Note 8 "Discontinued Operations", the Company has formally adopted a plan during 1999 to dispose of two of the segments, including Display Products and Medical Management. The Company's remaining continuing operations fall with the scope of the Contract Manufacturing operating segment.

NOTE 2  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

    The Company sells its products to companies in the computer, medical, governmental and various other industries. Historically, the Company has not experienced significant losses related to receivables from customers in any particular industry or geographic area.

    The Company maintains its excess cash balances in checking and money market accounts at three financial institutions. These balances exceed the federally insured limit by $405,000 and $166,225 at

December 31, 1999 and 1998, respectively. The Company has not experienced any losses in any of the short-term investment instruments it has used for excess cash balances.

    One customer accounted for approximately 12.1% and 12.7% of sales for the years ended December 31, 1999 and 1998.

NOTE 3  INVENTORIES

    Inventories consist of the following:

	1999	1998
Raw Materials	$6,591,681	$5,208,748
Work in Process	1,404,018	1,153,878
Finished Goods	729,718	1,442,743

Total	$8,725,417	$7,805,369

NOTE 4  PREPAID EXPENSES AND OTHER

    The Company has a $14,000 note receivable with its President at December 31, 1999. The unsecured note is non-interest bearing and matures in 2000.

NOTE 5  CONTINGENT LIABILITIES

    The Company has self insured its employee health and dental plans. It has contracted with two separate administrative service companies to supervise and administer the programs and act as representatives. The Company's health plan insures for excessive or unexpected claims and is liable for claims not to exceed $40,000 per family per plan year and an estimated aggregate amount of $1,764,000 for the current plan year. The Company's dental plan does not contain the stop-loss insurance feature and pays claims based on actual amounts incurred. Estimated future claims for incurred health and dental services of approximately $257,420 and $164,695 were recorded as liabilities at December 31, 1999 and 1998, respectively.

NOTE 6  LONG-TERM DEBT

Description	1999	1998
Notes Payable—Norwest Bank North Country, N.A., Revolving Lines of Credit, Borrowing Limit of $5,500,000; Promissory Note of $1,500,000; Interest at LIBOR Index Plus 2 1/2% and Highest Prime Rate in Money Rate Table in Wall Street Journal; Due January 2001; Secured by Accounts Receivable Equipment, Inventory, General Intangibles and Personal Guarantee and Stock Pledged By a Shareholder	$6,650,000	$6,675,000
Notes Payable—Norwest Bank North Country, N.A., Interest Ranging From 7.5% to 8.6%, Monthly Installment Payments Through January 2001; Secured by Accounts Receivable, Equipment, Inventory, General Intangibles and Real Estate	877,357	1,202,266
Note Payable—Communications Systems, Inc., Interest at Prime as Established by First Bank Minneapolis, Semi-Annual Principal Payments of $200,000; Due November 2001; Secured by Underlying Assets Purchased	3,365,390	3,765,390
Notes Payable—Other, Interest Ranging From 4.9% to 9%; Monthly Installment Payments Through March 2009; Secured by Land, Building, Leasehold Improvements, Equipment and Vehicle	214,243	314,815

Total Long-Term Debt	$11,106,990	$11,957,471
Current Maturities	860,079	810,934

Long-Term Debt—Net of Current Maturities	$10,246,911	$11,146,537

    Maturity requirements by year on long-term debt are as follows:

Years Ending December 31,	Amounts
2000	$860,079
2001	10,160,532
2002	22,777
2003	15,285
2004	16,635

    The maximum and average amounts outstanding on the Company's long-term lines of credit were $6,850,000 and $6,569,041 during 1999 and $6,675,000 and $6,317,527 during 1998, respectively.

NOTE 7  PREFERRED STOCK TRANSACTIONS

    The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. Preferred stock dividends of $0, $0 and $15,040 were paid during the years ended December 31, 1999, 1998, and 1997, respectively.

NOTE 8  DISCONTINUED OPERATIONS

    On June 30, 1999, the Company adopted a formal plan to sell two of their operating segments, Display Products and Medical Management. The anticipated disposal dates are expected to be no later than June 30, 2000. The assets of Display Products to be sold consist primarily of inventories and equipment. The assets of Medical Management to be sold consist primarily of receivables and equipment. Results of these operations for the year ending December 31, 1999 have been classified as discontinued and prior periods have been restated.

    The net assets of the two discontinued segments in the December 31, 1999 balance sheet include:

	1999	1998
Cash	$29,675	$39,918
Accounts Receivable	224,649	733,966
Prepaid Expenses	15,000	79,094
Inventories	150,064	1,578,506
Accounts Payable	(130,416)	(482,905)
Accrued Expenses	(640,529)	(69,950)

Net Current Assets (Liabilities) of Discontinued Operations	$(351,557)	$1,878,629

Equipment, Net	$76,296	$461,266
Intangibles and Other Assets	—	1,098,460

Net Non-Current Assets of Discontinued Operations	$76,296	$1,559,726

    The amount of "Loss from Discontinued Operations" for the year ended December 31, 1999 on the accompanying income statement is a combination of the operating results through the measurement date as well as the estimated loss on disposal of the discontinued operations. The components of the "Loss from Discontinued Operations" includes the following:

	1999	1998	1997
Discontinued Operations:
Loss from operations of segments to be disposed of, net of income tax benefits of $83,000, $187,000 and $216,000 at December 31, 1999, 1998 and 1997, respectively	$153,278	$496,142	$396,232
Estimated Loss on disposal of segments, net of income tax benefit of $1,564,000 at December 1, 1999	2,905,187	—	—

Loss from Discontinued Operations	$3,058,465	$496,142	$396,232

Earnings (Loss) per Share:
Basic
Loss from discontinued operations	$(0.07)	$(0.21)	$(0.17)
Estimated loss on disposal of segments	(1.24)	—	—

Total Loss from Discontinued Operations	$(1.30)	$(0.21)	$(0.17)

Diluted
Loss from discontinued operations	$(0.06)	$(0.21)	$(0.17)
Estimated loss on disposal of segments	(1.23)	—	—

Total Loss from Discontinued Operations	$(1.29)	$(0.21)	$(0.17)

    Net sales of the Display Products and Medical Management segments for 1999, 1998 and 1997 were $2,413,638, $4,999,054 and $3,526,783, respectively. These amounts are not included in net sales in the accompanying income statements.

    In February 2000, the fixed assets and inventory of the Display Products segment were sold to Computron Display Systems. Under the terms of the purchase agreement, dated February 22, 2000, the Company sold these assets for $300,000, of which $50,000 will be held in escrow to cover future warranty expenses. These terms are materially consistent with estimates recorded by the Company for 1999.

NOTE 9  LEASE OBLIGATION

    The Company has entered into various operating leases for production and office equipment, office space and buildings. The Company has the option to purchase equipment upon lease expiration at fair market value. The Company also has the option to purchase a building under an operating lease. The monthly rent expense on another building under an operating lease is subject to an annual adjustment for the increase in the Consumer Price Index.

    Rent expense for the years ended December 31, 1999, 1998, and 1997, was $459,739, $412,714, and $302,695, respectively. The future minimum lease payments are as follows:

2000	$211,212
2001	201,493
2002	134,317
2003	51,975
2004	51,975

Total	$650,972

NOTE 10  INCOME TAXES

    The provision for income taxes for each of the three years in the period ended December 31, 1999, consists of the following:

	1999	1998	1997
Current Taxes—Federal	$17,000	$8,000	$31,000
Current Taxes—State	68,000	45,000	119,000
Deferred Taxes	556,000	258,000	420,000

Total Expense	$641,000	$311,000	$570,000

    Net deferred tax assets at December 31, 1999 and 1998, consist of the following:

	1999	1998
Net Operating Loss (NOL) Carryforwards	$543,000	$883,000
Tax Credit Carryforwards	185,000	305,000
Unrealized Loss on Discontinued Operations	1,157,000	—
Allowance for Doubtful Accounts	89,000	60,000
Inventory Reserves	345,000	210,000
Accrued Vacation	156,000	140,000
Accrued Warranty	16,000	—
Health Insurance Reserve	94,000	65,000
Property and Equipment	(159,000)	(328,000)
Valuation Allowance	(165,000)	(165,000)

Total	$2,261,000	$1,170,000

The statutory rate reconciliation for each of the three years in the period ended December 31, 1999 is as follows:

	1999	1998	1997
Statutory Tax Provision	$582,000	$387,000	$559,000
State Income Taxes	115,000	79,000	112,000
Additional Credit Carryforwards	(33,000)	(55,000)	—
Reduction in Deferred Tax Valuation Allowance (Net of Expired Tax Credit Carryforwards)	—	(25,000)	(50,000)
Allocation to Discontinued Operations	—	(89,000)	(35,000)
Other	(23,000)	14,000	(16,000)

Income Tax Expense	$641,000	$311,000	$570,000

    The Company has available for Federal income tax purposes, operating loss carryforwards, unused investment and other tax credits which may provide future tax benefits, expiring as follows:

Year of Expiration	Operating Loss Carryforward	Investment and Other Tax Credit Carryforwards	Research and Development Tax Credit Carryforward
2000	$307,000	$62,900	$97,600
2001	767,300	40,000	—
2002	253,200	—	—
2003	140,600	—	—
2004	—	—	—
Later Years	—	38,400	—

Totals	$1,468,100	$141,300	$97,600

    The Company utilized operating loss carryforwards of $902,000, $506,000 and $1,341,000 for the years ended December 31, 1999, 1998, and 1997, respectively, to offset federal taxable income.

    At December 31, 1998, the Company has Alternative Minimum Tax credit carryforwards of approximately $86,800. These credits do not expire.

NOTE 11  EMPLOYEE STOCK OPTIONS AND AWARD PLANS

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

SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	1999	1998	1997
Net Earnings (Loss)—as Reported	$(1,987,666)	$329,867	$677,671
Net Earnings (Loss)—Pro Forma	$(2,062,062)	$259,366	$612,402
Basic Earnings (Loss) Per Share as Reported	$(0.84)	$0.14	$0.28
Basic Earnings (Loss) Per Share Pro-Forma	$(0.88)	$0.11	$0.25
Diluted Earnings Per Share—as Reported	$(0.84)	$0.14	$0.28
Diluted Earnings Per Share—Pro Forma	$(0.87)	$0.11	$0.25

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

    The fair value of each option grant issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	1999	1997
Expected Lives (Years)	10	10
Dividend Yield	0.0%	0.0%
Expected Volatility	61%	45%
Risk-Free Interest Rate	5.75%	6.25%

    The total number of shares of common stock that may be granted under the plan is 350,000. The plan provides that shares granted come from the Company's authorized but unissued common stock. The price of the options granted to the plan will not be less that 100% of the fair market value of the shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

Information regarding the Company's common stock options is as follows:

	1999		1998		1997
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options Outstanding, Beginning of Year	247,500	$4.60	252,500	$4.61	137,500	$4.29
Options Exercised	—	—	1,000	5.25	—	—
Options Forfeited	—	—	4,000	5.25	—	—
Options Granted	5,000	5.50	—	—	115,000	5.00

Options Outstanding, End of Year	252,500	$4.62	247,500	$4.60	252,500	$4.61

Option Price Range of Exercised Shares	$—		$5.25		$—
Weighted Average Fair Value of Options Granted During the Year	$2.40		$—		$3.31

    The following table summarizes information about fixed-price stock options outstanding at December 31, 1999:

Exercise Prices	Outstanding 12/31/99	Exercisable 12/31/99	Remaining Contractual Life
1.625	15,000	15,000	3 Years
1.75	17,500	17,500	2 Years
3.625	10,000	10,000	4 Years
5.00	115,000	69,000	7 Years
5.25	95,000	76,000	6 Years
5.50	5,000	2,500	9 Years

    During 1993, the Company adopted a gain-sharing plan. The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. The Company has authorized 50,000 shares to be available under this Plan.

    In accordance with the terms of the Plan, employees can acquire newly issued shares of common stock for 90% of the current market value. 5,748 shares have been issued under this Plan through 6,278 December 31, 1999.

NOTE 12  SUPPLEMENTARY FINANCIAL INFORMATION

	Quarter Ending 3/31/99	Quarter Ending 6/30/99	Quarter Ending 9/30/99	Quarter Ending 12/31/99	Total 1999
NET SALES	$9,467,339	$9,421,813	$9,333,901	$10,259,282	$38,482,335
GROSS PROFIT	1,700,139	1,634,042	1,547,247	1,629,353	6,510,781
NET INCOME CONTINUING OPERATIONS	248,704	288,496	226,380	307,219	1,070,799
NET LOSS DISCONTINUED OPERATIONS	—	(1,447,957)	(1,678,516)	68,008	(3,058,465)
BASIC EARNINGS PER SHARE OF COMMON STOCK:
CONTINUING OPERATIONS	0.11	0.12	0.10	0.13	0.46
DISCONTINUED OPERATIONS	—	(0.62)	(0.71)	0.03	(1.30)

TOTAL	0.11	(0.50)	(0.61)	0.16	(0.84)

	Quarter Ending 3/31/98	Quarter Ending 6/30/98	Quarter Ending 9/30/98	Quarter Ending 12/31/98	Total 1998
NET SALES	$9,229,348	$8,374,281	$8,322,743	$9,430,441	$35,356,813
GROSS PROFIT	1,513,613	1,448,751	1,473,125	1,365,002	5,800,491
NET INCOME CONTINUING OPERATIONS	217,689	158,452	164,714	285,154	826,009
NET LOSS DISCONTINUED OPERATIONS	28,743	29,386	(37,996)	(516,275)	(496,142)
BASIC EARNINGS PER SHARE OF COMMON STOCK:
CONTINUING OPERATIONS	0.09	0.07	0.07	0.12	0.35
DISCONTINUED OPERATIONS	0.02	0.01	(0.02)	(0.22)	(0.21)

TOTAL	0.11	0.08	0.05	(0.10)	0.14

    In the 4th quarter of 1999, the Company recorded an increase to income tax expense to reflect a higher than anticipated effective tax rate.

    In the 4th quarter of 1998, the Company had an inventory write down of approximately $240,000 of pretax income. This reduced discontinued operations basic and diluted earnings per share by .07.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 1999 proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2000 and said portions of the proxy statement are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding executive compensation of the Registrant will be included in the Registrant's 1999 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 2000 and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 1999 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 2000 and said portions of the proxy statements are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

(The remainder of this page was intentionally left blank.)

PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)1.	Consolidated Financial Statements—Consolidated Financial Statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 15.
(a)2.
Consolidated Financial Schedule—The following Consolidated Financial Statement Schedule supporting the Consolidated Financial Statements and the accountant's report thereon are included in this Annual Report on Form 10-K:
PAGE
Independent Auditors' Report on Supplementary Information
Larson, Allen, Weishair & Co., LLP	34
Consolidated Financial Statement Schedule for the years ended December 31, 1999, 1998 and 1997
II Valuation and Qualifying Accounts	35

    All other schedules are omitted since they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(a)3.	THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS REPORT:

    The following exhibits are incorporated by reference to exhibits 10.1 and 23.1 respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.1	Amendments to Promissory Notes, Loan Agreement Mortgage and Guaranty between Norwest Bank Minnesota South, N.A. (formerly Northern National Bank), and the Company.
23.1	Letter of Consent from Larson, Allen, Weishair & Company in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993.

    The following exhibits are incorporated by reference to exhibits 10.1 and 10.2 respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

3.1	Articles of Incorporation (SMR) dated August 9, 1991
3.2	Bylaws (SMR)
10.3	Promissory Note and Mortgage between the Company and Joint Economic Development Commission, Inc. dated June 28, 1991.

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

NORTECH SYSTEMS INCORPORATED
March 30, 2000	By:	/s/ GARRY M. ANDERLY Garry M. Anderly Principal Financial Officer and Principal Accounting Officer
March 30, 2000	By:	/s/ QUENTIN E FINKELSON Quentin E. Finkelson President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2000	/s/ QUENTIN E FINKELSON Quentin E. Finkelson President, Chief Executive Officer and Director
March 30, 2000	/s/ MYRON KUNIN Myron Kunin, Director
March 30, 2000	/s/ RICHARD W. PERKINS Richard W. Perkins, Director
March 30, 2000	/s/ MICHAEL J. DEGEN Michael J. Degen, Director

INDEPENDENT AUDITOR'S REPORT ON
SUPPLEMENTARY INFORMATION

Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota

    Our report on the basic consolidated financial statements of Nortech Systems Incorporated and Subsidiary for 1999, 1998 and 1997, precedes the consolidated financial statements. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on the following page is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                      LARSON, ALLEN, WEISHAIR & CO., LLP

St. Cloud, Minnesota
February 11, 2000

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

SCHEDULE II

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

Column A	Column B	Column C	Column E	Column F
Classification	Balance at Beginning Of Period	Additions Charged to Costs And Expenses	Add (Deduct)	Balance at End of Period
Year Ended December 31, 1999:*
Allowance for Doubtful Accounts	$111,627	$(9,597)	$—	$102,030
Inventory Obsolescence Reserve	419,295	345,713	—	765,008
Deferred Tax Valuation Allowance	165,000	—	—	165,000

	$695,922	$336,116	$—	$1,032,038

Year Ended December 31, 1998:*
Allowance for Doubtful Accounts	$58,585	$53,042	$—	$111,627
Inventory Obsolescence Reserve	270,000	149,295	—	419,295
Deferred Tax Valuation Allowance	190,000	—	(25,000)	165,000

	$518,585	$202,337	$(25,000)	$695,922

Year Ended December 31, 1997:*
Allowance for Doubtful Accounts	$16,248	$42,337	$—	$58,585
Inventory Obsolescence Reserve	70,000	200,000	—	270,000
Deferred Tax Valuation Allowance	240,000	—	(50,000)	190,000

	$326,248	$242,337	$(50,000)	$518,585

*
Amounts have been restated each year to reflect activities of continuing operations.

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

10.1	Amendments to Promissory Notes, Loan Agreement Mortgage and Guaranty between Norwest Bank Minnesota South, N.A. (formerly Northern National Bank), and the Company.
23.1	Letter of Consent from Larson, Allen, Weishair & Company in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
SIGNATURES