Form 10-Q
period 2000-03-31
NORTECH SYSTEMS INC
filed 2000-05-12
CIK 722313

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended March 31, 2000.

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                to                .

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

    As of April 30, 2000, there were 2,353,959 shares of the Company's $.01 per share par value common stock outstanding.

(The remainder of this page was intentionally left blank.)

NORTECH SYSTEMS INCORPORATED

FORM 10-Q

QUARTER ENDED MARCH 31, 2000

INDEX

PAGE
PART I—FINANCIAL INFORMATION
Item 1—Financial Statements	4-7
Item 2—Management's Discussion and Analysis of Financial Condition	8
Notes to Consolidated Financial Statements	8
Results of Operations	8
Discontinued Operations	8
Liquidity and Capital Resources	8
Update on Year 2000 Status	9
PART II—OTHER INFORMATION
Item 2—Exhibits and Reports on Form 8-K	10
SIGNATURES	11

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

FOR THE PERIODS ENDED
MARCH 31, 2000 AND DECEMBER 31, 1999

	March 2000	December 31 1999
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$346,414	$453,500
Accounts receivable, net	6,993,529	5,427,441
Inventories:
Finished goods	1,632,255	729,718
Work in process	1,433,243	1,404,018
Raw materials	6,383,398	6,591,681

Total inventories	$9,448,896	$8,725,417
Prepaid expenses and other	2,075,816	2,063,156
Net Current Assets of Discontinued Operations	0	0

Total current assets	$18,864,655	$16,669,514

PLANT, Property, and Equipment (at Cost)
Land and Building/leaseholds	$4,355,582	$4,017,681
Manufacturing equipment	5,378,299	4,334,820
Office and other equipment	1,393,361	2,094,049

	$11,127,242	$10,446,550
Less accumulated depreciation and amortization	(4,254,635)	(4,004,666)

Net Property and Equipment for Continuing Operations	$6,872,607	$6,441,884

Net Property and Equipment for Discontinued Operations	0	0

Other Assets
Goodwill and other intangible assets	98,141	116,022
Deferred tax asset	300,000	300,000
Other assets	31,000	0

Total Other Assets from Continuing Operations	$429,141	416,022

Total Other Assets from Discontinued Operations	24,631	76,296

Total Assets	$26,191,034	$23,603,716

See notes to consolidated financials statements

	March 31 2000	December 31 1999
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$652,443	$860,079
Accounts payable	5,191,754	4,101,981
Accrued payrolls and commissions	1,390,133	870,775
Other	1,019,415	793,933
Net Current Liabilities from Discontinued Operations	570,020	351,557

Total Current Liabilities	$8,823,765	$6,978,325

Long-Term Debt
Notes Payable (net of current maturities shown above)	$10,575,076	$10,246,911

Shareholders' Equity:
Preferred Stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	$250,000	$250,000
Common Stock—$.01 par value; 9,000,000 shares authorized; 2,353,959 and 2,351,907 shares issued and outstanding	23,540	23,519
Additional paid-in capital	12,136,088	12,132,615
Accumulated deficit	(5,617,435)	(6,027,654)

Total Shareholders' Equity	$6,792,193	$6,378,480

Total Liabilities & Shareholders' Equity	$26,191,034	$23,603,716

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED

STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND MARCH 31, 1999

	March 31 2000	March 31 1999
	(Unaudited)	(Unaudited)
Sales	$12,568,981	$9,467,339
Cost of Sales	10,355,960	7,767,200

Gross Profit	$2,213,021	$1,700,139
Selling, General and Admin.	1,322,899	1,121,571
Interest Income	(6,119)	(6,246)
Misc. (Income) Expense, net	(55,281)	(22,801)
Interest Expense	295,302	205,000

Net Income From Continuing Operations Before Income Tax	$656,220	$402,615
Income Tax-Continuing Operations	246,000	153,911

Net Income-Continuing Operations	$410,220	$248,704

Discontinued Operations, Net of Income Taxes
Net Income/(Loss)From Operations	0	0
Estimated (Loss)on Sale of Operations	0	0

Total Discontinued Operations, Net of Income Taxes	$0	$0

Net Income(Loss)	410,220	248,704

Income/(Loss) per Share of Common Stock
From Continuing Operations	$0.17	$0.11
From Discontinued Operations	$0.00	$0.00

Total Income/(Loss) per Share of Common Stock	$0.17	$0.11

Weighted Average Number of Shares Outstanding	2,352,933	2,351,377

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND MARCH 31, 1999

	March 31 2000	March 31 1999
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income	$410,220	$248,704
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	249,969	199,352
Deferred Taxes
Change in Accruals of Discontinued Operations	270,128
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,566,088)	(294,968)
Inventories	(723,479)	(402,178)
Prepaid expenses	(12,660)	48,581
Other assets	(13,119)	21,625
Accounts payable	1,089,773	(467,645)
Accrued Payrolls & Commisions	519,358	499,597
Other accruals	225,482	326,406

Net cash used by operating activity	449,584	179,474
Cash Flows from Investing Activities:
Acquistion of equipment	(680,692)	(134,694)
Proceeds from sale of Assets	0	0
Issue of Common Stock	3,493

Net cash used by investing activity	(677,199)	(134,694)
Cash Flows from Financing Activities:
Net borrowing of Long Term debt	1,050,874	0
Payments of long term debt	(945,739)	(164,012)
Change in current debt	15,394	(94,165)

Net cash provided by financing activities	120,529	(258,177)

Net Increase/(Decrease) in Cash	(107,086)	(213,397)
Cash at Beginning of Period	453,500	415,446

Cash at End of Period	$346,414	$202,049

See notes to consolidated financials statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999.

(2) RESULTS OF OPERATIONS FOR PERIOD ENDED MARCH 31, 2000

    Effective June 30, 1999, the Company made a decision to sell Imaging Technology Division (Display Product Segment) and Nortech Medical Services (Medical Management Segment). The following management discussion relates only to the continuing operations of contract manufacturing. See below, the details of discontinued operations.

    For the quarter ended March 31, 2000, the Company had revenues of $12,568,981 compared to revenues of $9,467,339 for the quarter ended March 31, 1999. The increase in revenues resulted primarily from the additional revenues generated from internal growth. The net income for the three months ended March 31, 2000 was $410,220 or $.17 per share, compared to a net income of $248,704 or $.11 per share, for the three months ended March 31, 1999. The net income for the quarter ended March 31, 2000 was primarily impacted by increased gross profit from the increased revenue offset by increased selling and general and administrative expenses.

    Company's 90 day order backlog was $9,535,000 as of March 31, 2000, compared to $9,705,000 at the beginning of the quarter. Based on the current conditions, the Company anticipates revenue levels in the second quarter of 2000 to be about the same as the first quarter of 2000.

Discontinued Operations

    On June 30, 1999, The Company decided to sell the Imaging Technologies operation (Display Product Segments) and Nortech Medical Services (Medical Management Segment). As of February, 2000, the fixed assets and inventory of the Display Products segment were sold to Computron Display Systems. Under the terms of the purchase agreement dated February 22, 2000, the Company sold these assets for $300,000, of which $50,000 will be held in escrow to cover future warranty expenses. These terms are materially consistent with estimates recorded by the Company for 1999.

Liquidity and Capital Resources.

    The Company's working capital increased to $10,040,890 during the first quarter of 2000, compared to $9,691,189 as of December 31, 1999. The 1999 working capital included setting up of reserves for discontinued operations. The Company believes that its financial stability will continue to improve during 2000 and would expect that its operating cash flow and available credit faculties will be sufficient to fund the expected growth in the near term.

Update on Year 2000 Status

    Nortech Systems Inc incurred no major Y2K related problems in 2000, and does not anticipate any in the future. The Company will continue to evaluate its systems to ensure that any potential issues can be quickly addressed.

PART II—OTHER INFORMATION

Item 2.  Exhibits and Reports on Form 8-K.

    None

(The remainder of this page was intentionally left blank.)

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2000	NORTECH SYSTEMS INCORPORATED
	BY:	/S/ QUENTIN E. FINKELSON Quentin E. Finkelson Its President and Chief Executive Officer
	By:	/s/ GARRY M. ANDERLY Garry M. Anderly Principal Financial Officer and Principal Accounting Officer

QuickLinks

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Discontinued Operations
    Liquidity and Capital Resources.
    Update on Year 2000 Status
PART II—OTHER INFORMATION
  Item 2. Exhibits and Reports on Form 8-K.
SIGNATURES