Form 10-Q
period 2000-06-30
NORTECH SYSTEMS INC
filed 2000-08-10
CIK 722313

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(x)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended June 30, 2000.

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

As of July 31, 2000, there were 2,353,860 shares of the Company's $.01 per share par value common stock outstanding.

(The remainder of this page was intentionally left blank.)

NORTECH SYSTEMS INCORPORATED
FORM 10-Q
QUARTER ENDED JUNE 30, 2000

INDEX

		PAGE
PART I—FINANCIAL INFORMATION
Item 1 -	Financial Statements	4-8
	Notes to Condensed Consolidated Financial Statements	9
Item 2 -	Management's Discussion and Analysis of Financial Condition	10
	Results of Operations	10
	Liquidity and Capital Resources	10
	Update on Year 2000 Status	10
PART II—OTHER INFORMATION
Item 6 -	Exhibits and Reports on Form 8-K	11
SIGNATURES		12

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2000 AND DECEMBER 31, 1999

	JUNE 2000	DECEMBER 31 1999
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$349,701	$453,500
Accounts receivable, net	7,967,116	5,427,441
Inventories:
Finished goods	1,990,282	729,718
Work in process	1,721,079	1,404,018
Raw materials	6,323,468	6,591,681

Total inventories	$10,034,829	$8,725,417
Prepaid expenses and other	164,112	102,156
Deferred Tax Asset	1,446,000	1,961,000
Net Current Assets of Discontinued Operations	0	0

Total current assets	$19,961,758	$16,669,514

PLANT, Property, and Equipment (at Cost)
Land and Building/leaseholds	$4,369,077	$4,017,681
Manufacturing equipment	5,090,720	4,334,820
Office and other equipment	1,473,010	2,094,049

	$10,932,807	$10,446,550
Less accumulated depreciation and amortization	(4,516,957)	(4,004,666)

Net Property and Equipment for Continuing Operations	$6,415,850	$6,441,884

Net Property and Equipment for Discontinued Operations	0	0

Other Assets
Goodwill and other intangible assets	97,102	116,022
Deferred tax asset	300,000	300,000
Other assets	0	0

Total Other Assets from Continuing Operations	$397,102	416,022

Total Other Assets from Discontinued Operations	22,134	76,296

Total Assets	$26,796,844	$23,603,716

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2000 AND DECEMBER 31, 1999

	JUNE 2000	DECEMBER 31 1999
	(UNAUDITED)
LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
Current maturities of long-term debt	$652,028	$860,079
Accounts payable	5,841,216	4,101,981
Accrued payrolls and commissions	1,426,858	870,775
Other	779,743	793,933
Net Current Liabilities from Discontinued Operations	570,020	351,557

Total Current Liabilities	$9,269,865	$6,978,325

Long-Term Debt
Notes Payable (net of current maturities shown above)	$10,286,543	$10,246,911

Shareholders' Equity:
Preferred Stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	$250,000	$250,000
Common Stock—$.01 par value; 9,000,000 shares authorized; 2,351,907 and 2,351,907 shares issued and outstanding	23,519	23,519
Additional paid-in capital	12,132,615	12,132,615
Accumulated deficit	(5,165,698)	(6,027,654)

Total Shareholders' Equity	$7,240,436	$6,378,480

Total Liabilities & Shareholders' Equity	$26,796,844	$23,603,716

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED

STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED

JUNE 30, 2000 AND JUNE 30, 1999

	JUNE 30 2000	JUNE 30 1999
	(Unaudited)	(Unaudited)
Sales	$13,199,584	$9,421,814
Cost of Sales	10,838,359	7,787,772

Gross Profit	$2,361,225	$1,634,042
Selling, General and Admin.	1,330,228	986,457
Interest Income	(5,335)	(6,854)
Misc. (Income) Expense, net	43,053	45,011
Interest Expense	276,465	167,991

Net Income From Continuing Operations
Before Income Tax	$716,814	$441,437
Income Tax—Continuing Operations	268,806	152,941

Net Income—Continuing Operations	$448,008	$288,496

Discontinued Operations, Net of Income Taxes
Net Income/(Loss)From Operations	0	(267,957)
Estimated (Loss)on Sale of Operations	0	(1,180,000)

Total Discontinued Operations, Net of Income Taxes	$0	$(1,447,957)

Net Income(Loss)	448,008	(1,159,461)

Income/(Loss) per Share of Common Stock
From Continuing Operations	$0.19	$0.12
From Discontinued Operations	$0.00	$(0.62)

Total Income/(Loss) per Share of Common Stock	$0.19	$(0.50)

Weighted Average Number of Shares Outstanding	2,352,884	2,351,377

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED

STATEMENTS OF INCOME (LOSS)

FOR THE SIX MONTHS ENDED

JUNE 30, 2000 AND JUNE 30, 1999

	JUNE 30 2000	JUNE 30 1999
	(Unaudited)	(Unaudited)
Sales	$25,768,565	$18,889,153
Cost of Sales	21,194,319	15,554,971

Gross Profit	$4,574,246	$3,334,182
Selling, General and Admin.	2,653,127	2,108,028
Interest Income	(11,454)	(13,100)
Misc. (Income) Expense, net	(12,227)	(14,798)
Interest Expense	571,766	410,000

Net Income From Continuing Operations
Before Income Tax	$1,373,034	$844,052
Income Tax—Continuing Operations	514,805	306,852

Net Income—Continuing Operations	$858,229	$537,200

Discontinued Operations, Net of Income Taxes
Net Income/(Loss)From Operations	0	(267,957)
Estimated (Loss)on Sale of Operations	0	(1,180,000)

Total Discontinued Operations, Net of Income Taxes	$0	$(1,447,957)

Net Income(Loss)	858,229	(910,757)

Income/(Loss) per Share of Common Stock
From Continuing Operations	$0.36	$0.23
From Discontinued Operations	$0.00	$(0.62)

Total Income/(Loss) per Share of Common Stock	$0.36	$(0.39)

Weighted Average Number of Shares Outstanding	2,352,884	2,351,377

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2000 AND JUNE 30, 1999

	JUNE 30 2000	JUNE 30 1999
	(UNAUDITED)	(UNAUDITED)
Cash Flows from Operating Activities
Net Income	$858,229	$537,200
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	512,291	446,058
Deferred Taxes	515,000
Loss on Sale of Discontinued operations	0	(1,180,000)
Changes in Operating Assets and Liabilities:
Accounts receivable	(2,539,675)	(440,027)
Inventories	(1,309,412)	181,286
Prepaid expenses	(61,956)	79,036
Other assets	18,920	(14,897)
Advances to discontinued operation	218,463	(10,064)
Accounts payable	1,739,235	(799,069)
Accrued Payrolls & Commisions	556,083	851,246
Other accruals	9,206	1,419,632

Net cash used by operating activity	516,384	1,070,401
Cash Flows from Investing Activities:
Acquistion of equipment	(486,257)	(412,128)
Proceeds from sale of Assets	0	0
Common stock proceeds	3,493

Net cash used by investing activity	(482,764)	(412,128)
Cash Flows from Financing Activities:
Net borrowing of Long Term debt	1,950,873	0
Payments of long term debt	(2,101,336)	(460,974)
Change in current debt	13,044	(162,871)

Net cash provided by financing activities	(137,419)	(623,845)

Net Increase/(Decrease) in Cash	(103,799)	34,428
Cash at Beginning of Period	453,500	375,528

Cash at End of Period	$349,701	$409,956

See notes to consolidated financials statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

    The operating results of the interim periods presented are not necessarily indicative of the results expected for the year ending December 31, 2000 or for any other interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

NOTE 2. INVENTORIES

    Inventories consist of the following:

	6/30/00	12/31/99
Raw Materials	6,323,468	6,591,681
Work-In-Process	1,721,079	1,404,018
Finished Goods	1,990,282	729,718

	10,034,829	8,725,417

NOTE 3. STOCKHOLDERS' EQUITY

    In March 2000, the Company granted 40,000 options to officers, directors and other key employees. All options vest over a period of five years, are exercisable at $3.125 per share and expire December 31, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    (1.)  Results of Operations for Period Ended June 30, 2000

Continuing Operations

    Effective June 30, 1999, the Company made a decision to sell Imaging Technology Division (Display Product Segment) and Nortech Medical Services (Medical Management Segment). The following management discussion relates only to the continuing operations of contract manufacturing. See below, the details of discontinued operations.

    For the quarter ended June 30, 2000, the Company had revenues of $13,199,584 compared to revenues of $9,421,814 for the quarter ended June 30, 1999. The increase in revenues resulted primarily from the additional revenues generated from internal growth. The net income for the three months ended June 30, 2000 was $448,008 or $.19 per share, compared to a net income of $288,496 or $.12 per share, for the three months ended June 30, 1999. The net income for the quarter ended June 30, 2000 was primarily impacted by increased gross profit from the increased revenue offset by increased selling and general and administrative expenses.

    For the six month period ended June 30, 2000, the Company had revenues of $25,768,565, compared to revenues of $18,889,153 for the same period ended June 30, 1999. The increased revenue resulted primarily from internal growth. The net income for the six month period ended June 30, 2000, was $858,229 or $.36 per share, compared to net income of $537,200 or $.23 per share for the same period in 1999.

    Company's 90 day order backlog was $9,808,000 as of June 30, 2000, compared to $9,535,000 at the beginning of the quarter. Based on the current conditions, the Company anticipates revenue levels in the third quarter of 2000 to be consistent with second quarter of 2000.

Discontinued Operations

    On June 30, 1999, The Company decided to sell the Imaging Technologies operation (Display Product Segments) and Nortech Medical Services (Medical Management Segment). As of February 2000, the fixed assets and inventory of the Display Products segment were sold to Computron Display Systems. Under the terms of the purchase agreement dated February 22, 2000, the Company sold these assets for $300,000, of which $50,000 will be held in escrow to cover future warranty expenses. These terms are materially consistent with estimates recorded by the Company for 1999.

    (2.)  Liquidity and Capital Resources.

    The Company's working capital increased to $10,691,893 during the second quarter of 2000, compared to $10,040,890 as of March 31, 2000. The Company believes that its financial stability will continue to improve during 2000 and would expect that its operating cash flow and available credit faculties will be sufficient to fund the expected growth in the near term.

    (3.)  Update on Year 2000 Status

    Nortech Systems Inc incurred no major Y2K related problems in 2000, and does not anticipate any in the future. The Company will continue to evaluate its systems to ensure that any potential issues can be quickly addressed.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

None

(The remainder of this page was intentionally left blank.)

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2000	NORTECH SYSTEMS INCORPORATED
	By:	/s/ Quentin E. Finkelson Quentin E. Finkelson Its President and Chief Executive Officer
	By:	/s/ Garry M. Anderly Garry M. Anderly Principal Financial Officer and Principal Accounting Officer

QuickLinks

NORTECH SYSTEMS INCORPORATED FORM 10-Q QUARTER ENDED JUNE 30, 2000
INDEX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES