Form 10-Q
period 2000-09-30
NORTECH SYSTEMS INC
filed 2000-11-09
CIK 722313

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000.

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                to

Commission File Number 0-13257.

NORTECH SYSTEMS INCORPORATED
(Exact name of registrant as specified in its chapter)

MINNESOTA	41-1681094
(State of other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
641 East Lake St. Suite 244, Wayzata, MN	55391
(Address of principal executive offices)	(Zip Code)

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

    As of October 31, 2000, there were 2,361,056 shares of the Company's $.01 per share par value common stock outstanding.

(The remainder of this page was intentionally left blank.)

NORTECH SYSTEMS INCORPORATED

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2000

INDEX

			Page
PART I—FINANCIAL INFORMATION
Item 1	—	Financial Statements	4-8
		Notes to Condensed Consolidated Financial Statements	9
Item 2	—	Management's Discussion and Analysis of Financial Condition	10
		Results of Operations	10
		Liquidity and Capital Resources	10
		Update on Year 2000 Status	10
PART II—OTHER INFORMATION
Item 6	—	Exhibits and Reports on Form 8-K	11
SIGNATURES			12

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2000 AND DECEMBER 30, 1999

	Sept. 30 2000	December 31 1999
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$214,844	$453,500
Accounts receivable, net	7,455,189	5,427,441
Inventories:
Finished goods	1,281,990	729,718
Work in process	1,734,932	1,404,018
Raw materials	7,681,542	6,591,681

Total inventories	$10,698,464	$8,725,417
Prepaid expenses and other	166,290	102,156
Deferred Tax Asset	1,176,000	1,961,000
Net Current Assets of Discontinued Operations	0	0

Total current assets	$19,710,787	$16,669,514

PLANT, Property, and Equipment (at Cost)
Land and Building/leaseholds	$4,440,356	$4,017,681
Manufacturing equipment	5,178,402	4,334,820
Office and other equipment	1,497,189	2,094,049

	$11,115,947	$10,446,550
Less accumulated depreciation and amortization	(4,793,838)	(4,004,666)

Net Property and Equipment for Continuing Operations	$6,322,109	$6,441,884

Net Property and Equipment for Discontinued Operations	0	0

Other Assets
Goodwill and other intangible assets	96,064	116,022
Deferred tax asset	300,000	300,000
Other assets	0	0

Total Other Assets from Continuing Operations	$396,064	416,022

Total Other Assets from Discontinued Operations	23,747	76,296

Total Assets	$26,452,707	$23,603,716

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

	Sept. 30 2000	December 31 1999
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$678,006	$860,079
Accounts payable	4,739,000	4,101,981
Accrued payrolls and commissions	1,906,473	870,775
Other	1,144,060	793,933
Net Current Liabilities from Discontinued Operations	501,073	351,557

Total Current Liabilities	$8,968,612	$6,978,325

Long-Term Debt
Notes Payable (net of current maturities shown above)	$9,675,257	$10,246,911

Shareholders' Equity:
Preferred Stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	$250,000	$250,000
Common Stock—$.01 par value; 9,000,000 shares authorized; 2,361,056 and 2,351,907 shares issued and outstanding.	23,610	23,519
Additional paid-in capital	12,158,036	12,132,615
Accumulated deficit	(4,622,808)	(6,027,654)

Total Shareholders' Equity	$7,808,838	$6,378,480

Total Liabilities & Shareholders' Equity	$26,452,707	$23,603,716

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

	Sept. 30 2000	Sept. 30 1999
	(Unaudited)	(Unaudited)
Sales	$13,724,356	$9,333,900
Cost of Sales	11,011,441	7,786,654

Gross Profit	$2,712,915	$1,547,246
Selling, General and Admin.	1,586,008	1,041,076
Interest Income	(4,921)	(7,845)
Misc. (Income) Expense, net	854	(48,058)
Interest Expense	314,448	205,000

Net Income From Continuing Operations
Before Income Tax	$816,526	$357,073
Income Tax—Continuing Operations	269,910	130,693

Net Income—Continuing Operations	$546,616	$226,380

Discontinued Operations, Net of Income Taxes
Net Income/(Loss)From Operations	0	46,671
Estimated (Loss)on Sale of Operations	0	(1,725,187)

Total Discontinued Operations, Net of Income Taxes	$0	$(1,678,516)

Net Income(Loss)	546,616	(1,452,136)

Income/(Loss) per Share of Common Stock
From Continuing Operations	$0.23	$0.10
From Discontinued Operations	$0.00	$(0.71)

Total Income/(Loss) per Share of Common Stock	$0.23	$(0.61)

Weighted Average Number of Shares Outstanding	2,361,056	2,351,377

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

	Sept. 30 2000	Sept. 30 1999
	(Unaudited)	(Unaudited)
Sales	$39,492,921	$28,223,053
Cost of Sales	32,205,760	23,341,625

Gross Profit	$7,287,161	$4,881,428
Selling, General and Admin.	4,239,135	3,149,104
Interest Income	(16,375)	(20,945)
Misc. (Income) Expense, net	(11,373)	(62,856)
Interest Expense	886,214	615,000

Net Income From Continuing Operations
Before Income Tax	$2,189,560	$1,201,125
Income Tax—Continuing Operations	784,715	437,545

Net Income—Continuing Operations	$1,404,845	$763,580

Discontinued Operations, Net of Income Taxes
Net Income/(Loss)From Operations	0	(221,286)
Estimated (Loss)on Sale of Operations	0	(2,905,187)

Total Discontinued Operations, Net of Income Taxes	$0	$(3,126,473)

Net Income(Loss)	1,404,845	(2,362,893)

Income/(Loss) per Share of Common Stock
From Continuing Operations	$0.59	$0.33
From Discontinued Operations	$0.00	$(1.33)

Total Income/(Loss) per Share of Common Stock	$0.59	$(1.00)

Weighted Average Number of Shares Outstanding	2,355,106	2,351,377

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

	Sept. 30 2000	Sept. 30 1999
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income	$1,404,845	$763,580
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	789,172	682,251
Deferred Taxes	785,000
Loss on Sale of Discontinued operations	0	(2,905,187)
Changes in Operating Assets and Liabilities:
Accounts receivable	(2,027,748)	(775,691)
Inventories	(1,973,047)	165,300
Prepaid expenses	(64,134)	138,115
Other assets	19,958	43,629
Advances to discontinued operation	218,463	(511,157)
Accounts payable	637,019	(875,793)
Accrued Payrolls & Commisions	1,035,698	531,258
Other accruals	350,127	3,819,338

Net cash used by operating activity	1,175,353	1,075,643
Cash Flows from Investing Activities:
Acquistion of equipment	(669,397)	(607,954)
Proceeds from sale of Assets	0	0
Common stock proceeds	3,493	0

Net cash used by investing activity	(665,904)	(607,954)
Cash Flows from Financing Activities:
Net borrowing of Long Term debt	3,000,873	75,000
Payments of long term debt	(3,754,928)	(746,461)
Change in current debt	5,950	91,900

Net cash provided by financing activities	(748,105)	(579,561)

Net Increase/(Decrease) in Cash	(238,656)	(111,872)
Cash at Beginning of Period	453,500	375,528

Cash at End of Period	$214,844	$263,656

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

NOTE 2.  INVENTORIES

    Inventories consist of the following:

	09/30/00	12/31/99
Raw Materials	7,681,542	6,591,681
Work-In-Process	1,734,932	1,404,018
Finished Goods	1,281,990	729,718

	10,698,464	8,725,417

NOTE 3.  STOCKHOLDERS' EQUITY

    During the third quarter, a director and an officer of the Company exercised options of 6,000 shares, and 1,196 shares were issued under the Company's gainsharing plan for the employees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1.)  Results of Operations for Period Ended September 30,2000

Continuing Operations

    Effective June 30, 1999, the Company made a decision to sell Imaging Technology Division (Display Product Segment) and Nortech Medical Services (Medical Management Segment). The following management discussion relates only to the continuing operations of contract manufacturing. See below, the details of discontinued operations.

    For the quarter ended September 30, 2000, the Company had revenues of $13,724,356 compared to revenues of $9,333,900 for the quarter ended September 30, 1999. The increase in revenues resulted primarily from the additional revenues generated from internal growth. The net income for the three months ended September 30, 2000 was $546,616 or $.23 per share, compared to a net income of $226,380 or $.10 per share, for the three months ended September 30, 1999. The net income for the quarter ended September 30, 2000 was primarily impacted by increased gross profit from the increased revenue offset by increased selling and general and administrative expenses.

    For the nine month period ended September 30, 2000, the Company had revenues of $39,492,921, compared to revenues of $28,223,053 for the same period ended September 30, 1999. The increased revenue resulted primarily from internal growth. The net income for the nine month period ended September 30, 2000, was $1,404,845 or $.59 per share, compared to net income of $763,580 or $.33 per share for the same period in 1999.

    Company's 90 day order backlog was $9,980,000 as of September 30, 2000, compared to $9,808,000 at the beginning of the quarter. Based on the current conditions, the Company anticipates revenue levels in the fourth quarter of 2000 to be consistent with third quarter of 2000.

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

(2.)  Liquidity and Capital Resources.

    The Company's working capital increased to $10,742,175 during the third quarter of 2000, compared to $10,691,893 as of June 30, 2000. The Company believes that its financial stability will continue to improve during 2000 and would expect that its operating cash flow and available credit faculties will be sufficient to fund the expected growth in the near term.

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

Dated: November 1, 2000	NORTECH SYSTEMS INCORPORATED
	By:	/s/ QUENTIN E. FINKELSON Quentin E. Finkelson Its President and Chief Executive Officer
	By:	/s/ GARRY M. ANDERLY Garry M. Anderly Principal Financial Officer and Principal Accounting Officer

QuickLinks

INDEX
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES