Form 10-K
period 2000-12-31
NORTECH SYSTEMS INC
filed 2001-04-02
CIK 722313

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-13257

NORTECH SYSTEMS INCORPORATED
(Exact name of registrant as specified in its chapter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-16810894 (I. R. S. Employer Identification No.)
1120 Wayzata Blvd E., Suite 201—Wayzata, MN (Address of principal executive offices)	55391 (Zip code)

Registrant's telephone No., including area code: (952) 473-4102

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.01 per share par value.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   Based upon the $8.00 per share average of the closing bid and asked prices, respectively, on March 9, 2001 for the shares of common stock of the Company, the aggregate market value of the Company's common stock held by non-affiliates as of such date was $9,131,232.

   As of March 1, 2001 there were 2,361,192 shares of the Company's $.01 per share par value common stock outstanding.

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated by reference to the parts indicated of the Annual Report on Form 10-K:

Parts of Annual Report on Form 10-K	Documents Incorporated by Reference
Part III
Item 10 11 12
Reference is made to the Registrant's proxy statements to be used in connection with the 2001 Annual Shareholders' meeting and filed with the Securities and Exchange Commission no later than April 30, 2001.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED
Annual Report on Form 10-K
for the year ended December 31, 2000

INDEX

		Page
PART I
Item 1.	Business	4-7
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
PART II
Item 5.	Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters	8
Item 6.	Selected Financial Data	8
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-10
Item 7a	Quantitative and Qualitative Disclosure about Market Risk	10
Item 8.	Consolidated Financial Statements and Supplemental Data	12-29
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30
PART III
Item 10.	Directors and Executive Officers of the Registrant	30
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners and Management	30
Item 13.	Certain Relationships and Related Transactions	30
PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	31-33
	Signatures	34

PART I

ITEM 1. BUSINESS

Description of Business

    Nortech Systems Incorporated and Subsidiary (the "Company") is a Minnesota corporation organized in December 1990. Prior to December 1990, the Company operated as DSC Nortech, Inc., which filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code during 1990. The business and assets of DSC Nortech, Inc. were transferred to Nortech Systems Incorporated during 1990. The Company's headquarters are in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. The Company maintains various manufacturing facilities in Minnesota locations of Bemidji, Fairmont, Aitkin, and Merrifield as well as Augusta, Wisconsin. The Company manufactures wire harnesses, cables, electronic sub-assemblies and components, and printed circuit board assemblies. The Company provides a full "turnkey" contract manufacturing service to its customers. A majority of revenue is derived from products that are built to the customer's design specifications. Nortech Medical Services, Inc., it's wholly owned subsidiary, provides service bureau and office management services to physicians and clinics throughout Minnesota.

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

    The strategy of the Company in that regard has been to expand its customer base, and has added several new customers from various industries; including Companies engaged in the production of medical products, super computers, mid-size and micro computer business systems, automotive industry, defense industry and industrial products. The Company strategy is to develop a customer base spanning several industry segments to avoid the affects of fluctuations within a given industry. Some of the Company's major customers are G.E. Medical Systems, Raytheon, SPX Corporation, Kodak, Thermo King, Polaris, Fisher-Rosemount, 3M, Allen-Bradley, Semitool, Restaurant Technology Inc and United Defense.

    The Company believes that contract manufacturing will continue to grow and expand in the United States and offshore because contract manufacturing provides OEMs with a quality product at a price well below that available in the OEM's own facility. This is due primarily to the specialization available through the contract manufacturer with significantly lower overhead costs and contract manufacturing is solving the logistical problems with offshore manufacturing.

    In 1991, the Company acquired all of the common stock of SMR Computer Services, Inc. The Company, through its subsidiary (currently named Nortech Medical Services, Inc. and known as the Company's Medical Management operating segment), also provides service bureau and office management services to physicians. During 1999 this subsidiary was designated a discontinued operation and continues to be classified as such in the consolidated financial statements.

    In March 1995, the Company acquired all of the assets of Monitor Technology Corporation. The Company had continued the business of Monitor Technology Corporation, (named Imaging Technologies and known as the Company's Display Products operating segment, which was the manufacturing of large-screen, high-resolution video monitors for radar, document and medical imaging as well as repair services on internally and externally produced monitors. In June 1999, the Company adopted a formal plan to discontinue the Imaging Technologies Division and it was subsequently sold in February of 2000.

    In August 1995, the Company acquired all the assets of the Aerospace Division of Communication Cable, Inc. (CCI). The Company has continued the business formerly conducted by CCI, which involves the manufacturing of custom designed, high-technology electronic cable assemblies for various applications.

    In November 1996, the Company acquired the inventory and fixed assets of Zercom Corporation, a subsidiary of Communication Systems, Inc. (CSI). The Company has continued the business formerly conducted by CSI, which involves contract manufacturing of electronic sub-assemblies and components.

    At December 31, 1998, the Company had reported segment information of its three identifiable segments; Contract Manufacturing, Display Products and Medical Management. However, on June 30, 1999, the Company formally adopted a plan to dispose of two of the segments, including Display Products and Medical Management. Thus, the Company's remaining continuing operations fall within the Contract Manufacturing segment.

Business Strategy

    The Company believes the electronic manufacturing sub-contracting business is emerging from a small job shop oriented business into a dynamic, high technology electronics industry. The Company operates mainly in the wire harness and cable assemblies market, and intends to expand from this market segment into complete electromechanical assemblies using the resources acquired from the addition of Zercom Corporation. Many companies no longer perform this type of work on a captive, in-house basis, as they are finding that independent subcontractors can more cost effectively perform this specialized work.

    As part of the Company's commitment to quality, the Bemidji location became ISO 9002 Certified in July, 1995, the Merrifield location became ISO 9002 Certified in October, 1998, the Aerospace operation became ISO 9001 certified and AS 9000 recognized in April 1999, the Intercon I location became ISO 9002 certified in October 1999, and all operations continue to actively maintain their certifications. The Company believes these certifications benefit its current customer base as well as attracts new business opportunities.

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

Marketing

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

    The Company will continue to pursue marketing opportunities in the Upper Midwest. Although there presently are no dominant contract manufacturers in the wire harness and cable or higher level build assembly business in the Upper Midwest, there are several established competitors. The Company expects its major competition to come from Americable, OEM Worldwide, MSL, Technical Services, Inc. and The JPM Company, some of which are located in Minnesota. Each of these companies specializes in molded cables or wire assemblies, printed circuit board assemblies and higher level build, and has sufficient manufacturing capabilities to offer a significant competitive challenge to the Company's operations. The principal competitive factors in the contract manufacturing industry are price, quality and responsive service. The Company believes that it can compete favorably in the market segments to which it sells.

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

    The Company's 90 day order backlog was approximately $9.7 million on December 31, 1999 and approximately $10.6 million on December 31, 2000. This backlog will be realized as revenue within the first quarter of 2001.

Major Customers

    The Company sells its products to companies in the computer, medical, governmental and various other industries. Historically, the Company has not experienced significant losses related to the receivables from customers in any particular industry or geographic area.

    One customer, G.E. Medical, accounted for 13.1% and 12.1% of sales for the years ended December 31, 2000 and 1999, respectively. This reflects Nortech Systems Inc. position as a key supplier to G.E. Medical and the increased growth rate for the medical industry.

Research and Development

    The Company expended no dollars in 2000 and 1999, and $.3 million in 1998 on Company-sponsored research and development. The research amounts expended in 1998 related to the development of large-screen, high-resolution video monitors for the Display Products Segment.

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

Employees

    The Company has 604 full-time, 191 part-time and 109 temporary employees as of December 31, 2000, consisting of 845 employees in manufacturing, manufacturing product support and medical support services and 59 in general administration.

ITEM 2. PROPERTIES

    The Company's Corporate Headquarters consist of approximately 3,648 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota. The Corporate Headquarters has a lease with a five-year term that expires in July 31, 2005. The Company owns its Bemidji, Minnesota facility consisting of eight acres of land and 60,000 square feet of office and manufacturing space and leases another 20,000 square feet of manufacturing and office space in Augusta, Wisconsin.

    The Company's Medical Management operating segment operates from a facility shared with Corporate Headquarters located in Wayzata, Minnesota.

    The Company also owns three buildings, which contain approximately 46,900 square feet, and are located in Fairmont, Minnesota. The buildings contain the manufacturing activities of Aerospace Systems operation, including custom designed, high-technology electronic cable assemblies.

    In connection with the Zercom acquisition, the Company acquired the building with approximately 45,800 square feet in Merrifield, Minnesota. This facility is used for the building of surface mount printed circuit board assemblies and electro-mechanical assemblies. The Company also assumed the lease of a separate building in Aitkin, Minnesota, which provides 10,750 square feet for video cable assembly. The lease is scheduled to expire December 1, 2005 at which time the Company has an option to purchase.

    The Company believes that each of these locations is adequate and that space is available if needed in the foreseeable future for their manufacturing needs.

ITEM 3. LEGAL PROCEEDINGS

    The Company has litigation pending, both offensive and defensive arising from the conduct of its business, none of which are expected to have any material effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters required to be reported under the instructions to this item have been submitted to a vote of security holders.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap Market under the symbol "NSYS".

    The high and low closing sales prices for the Company's Common Stock, as reported on the NASDAQ, for each quarterly period within the two most recent years were as follows:

Quarter Ended	Low	High
March 31, 1999	$3.250	$4.250
June 30, 1999	$2.875	$3.625
September 30, 1999	$2.281	$3.313
December 31, 1999	$1.313	$3.750
March 31, 2000	$2.313	$5.313
June 30, 2000	$2.750	$7.000
September 30, 2000	$6.750	$12.625
December 31, 2000	$6.375	$12.563

    These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

    As of March 9, 2001, there were approximately 1,232 holders of shares of the Company's Common Stock. The Company has never paid a cash dividend on shares of its Common Stock and does not intend to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial data set forth below have been derived from, and are qualified by reference to the audited Consolidated Financial Statements of Nortech Systems Incorporated and Subsidiary as of December 31, 2000 and 1999 and for the three years ended December 31, 2000. The audited financial statements of Nortech Systems Incorporated and Subsidiary referred to above are included elsewhere herein. The selected historical financial data set forth below as of December 31, 1998, 1997 and 1996 and for the two years ended December 31, 1997 have been derived from the audited financial statements of Nortech Systems Incorporated and Subsidiary not included herein. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto of Nortech Systems Incorporated and Subsidiary included elsewhere herein.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

	FOR THE YEARS ENDED
	Dec 31, 2000	Dec 31, 1999	Dec 31, 1998	Dec 31, 1997	Dec 31, 1996*
Sales	$54,751,226	$38,482,335	$35,356,813	$32,907,135	$23,607,807
Income From Continuing Operations	2,043,573	1,070,799	826,009	1,073,903	853,034
Basic Earnings From Continuing Operations Per Share of Common Stock	0.86	0.46	0.35	0.45	0.36
Total Assets	28,652,949	23,603,716	24,175,707	23,995,717	21,866,328
Total Long-Term Debt	7,665,536	10,246,911	11,146,537	10,388,620	10,910,757

*
Company acquired the assets of Zercom Corporation in November 1996.

    Certain amounts above have been restated to reflect the results of continuing operations.

    For additional selected Financial Data (Past two years by quarter information), see Note 13 of the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations, Years Ended December 31, 2000, 1999, and 1998

Revenues

    For the years ended December 31, 2000 and 1999, the Company had sales of $54.8 million and $38.5 million, respectively. The increase of $16.3 million or 42.4%, resulted primarily from internal growth of our current customer base. The major increases were in the medical and industrial industries. The Company's emphasis continues to be on mature companies that require a contract manufacturer with a high degree of manufacturing and quality sophistication. For the year ended December 31, 1998 the Company had sales of $35.4 million, the approximate 8.8% increase in sales in 1999 was attributable primarily to internal growth of our current customer base. The Company expects revenue growth to continue at a moderate rate for year 2001.

Gross Profit

    For the years ended December 31, 2000, 1999 and 1998, the Company had gross profit of $10.4 million, $6.5 million, and $5.8 million, respectively. Gross profits as a percentage of gross sales were 18.9%, 16.9%, and 16.4% for the years ended December 31, 2000, 1999, and 1998, respectively. The Company continues to strive to hold down cost levels by improved productivity and reduced material cost as revenue grows, to help offset the request for price reductions from customers. The price competitive nature of the business requires the use of service, quality and timely delivery to help attract customers.

Selling, General, and Administrative

    Selling, general, and administrative expenses were $6.3 million, $4.1 million, and $3.8 million for the years ended December 31, 2000, 1999, and 1998, respectively. The majority of the increase from 1999 to 2000 reflected the additional costs related succession planning, incentive compensation and increased use of commissioned sales people contributing to revenue growth.

Miscellaneous Income

    Miscellaneous income was $.016 million, $.039 million and $.0185 million for the years ended December 31, 2000, 1999, and 1998, respectively. The miscellaneous income resulted primarily from charges for interest income and miscellaneous services which vary by year.

Interest Expense

    Interest expense was $.98 million, $.82 million, and $.92 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company has maintained a level debt by reinvesting the profits in the growth of the Company.

Income Taxes

    Income tax expense was $1.1 million, $.6 million, and $.3 million for the years ended December 31, 2000, 1999, and 1998, respectively.

    The Company utilized operating loss carryforwards of $1.5 million, $.9 million and $.5 million for the years ended December 31, 2000, 1999, and 1998, respectively, to offset federal taxable income. The

Company also utilized some investment tax credit to offset federal tax and forfeited a small amount of credits due to expiration.

    At December 31, 2000, the Company has available for federal income tax purposes, some unused tax credits, which may provide future tax benefits. These credits begin expiring in 2017. The Company also has Alternative Minimum Tax credit carryforwards of approximately $.1 million. These credits do not expire.

Net Income

    The Company's net income in 2000 was $2.0 million or $.86 per common share. The Company's net income in 1999 was $1.1 million or $.46 per common share. The Company's net income in 1998 was $.8 million or $.35 per common share. The Company believes that the effect of inflation on past operations has not been significant and anticipates that inflation will not have a significant impact on future operations.

Liquidity and Capital Resources

    The Company's working capital decreased from $9.7 million as of December 31, 1999, to $9.6 million on December 31, 2000, due to one long-term note coming due in November 2001. Otherwise working capital would have increased by $2.5 million. Stockholders equity increased from $6.4 million on December 31, 1999, to $8.5 million on December 31, 2000 due to the Company's 2000 net profit from continued operations. The Company's liquidity and capital resources are strong, and the Company believes that its future financial requirements can be met with funds generated from the operating activities and from the Company's operating line of credit.

Provision for the Private Securities Litigation Reform Act of 1995

    While this release is based on management's best judgment and current expectations, actual results may differ based on many factors, including the Company's competitive performance and changes in market conditions.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    Upward and downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings will effect the Company's future earnings. However, a ten-percent change in the 2000 effective average interest rate on variable earnings should not have a material effect on the Company's earnings for 2001.

    (The remainder of this page was intentionally left blank)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Independent Auditor's Report of:
Larson, Allen, Weishair & Co., LLP	12
Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2000 and 1999	13
Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998	14
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998	15
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998	16
Notes to Consolidated Financial Statements	17-29

    (The remainder of this page was intentionally left blank.)

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota

     We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

LARSON, ALLEN, WEISHAIR & CO., LLP

St. Cloud, Minnesota
February 20, 2001

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2000 AND 1999

	2000	1999
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$527,998	$453,500
Accounts Receivable, Less Allowance for Uncollectible Accounts	8,580,791	5,427,441
Inventories	11,595,135	8,725,417
Prepaid Expenses and Other	47,462	102,156
Deferred Tax Asset	1,422,000	1,961,000

Total Current Assets	$22,173,386	$16,669,514

PROPERTY AND EQUIPMENT
Land	$151,800	$141,300
Building and Leasehold	4,234,621	3,876,381
Manufacturing Equipment	4,594,607	4,334,820
Office and Other Equipment	2,325,189	2,094,049

Total	$11,306,217	$10,446,550
Accumulated Depreciation	(4,987,805)	(4,004,666)

Net Property and Equipment	$6,318,412	$6,441,884

OTHER ASSETS
Goodwill and Other Intangible	$99,750	$116,022
Deferred Tax Asset	31,000	300,000
Other Assets from Discontinued Operations	30,401	76,296

Total Other Assets	$161,151	$492,318

Total Assets	$28,652,949	$23,603,716

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current Maturities of Notes and Capital Lease Payable	$3,333,401	$860,079
Accounts Payable	5,743,836	4,101,981
Accrued Payroll	1,668,748	870,775
Accrued Income Taxes	182,330	—
Other Liabilities	1,200,296	793,933
Net Current Liabilities from Discontinued Operations	411,236	351,557

Total Current Liabilities	$12,539,847	$6,978,325

LONG-TERM DEBT
Notes and Capital Lease Payable (Net of Current Maturities)	$7,665,536	$10,246,911

SHAREHOLDERS' EQUITY
Preferred Stock, $1 Par Value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	$250,000	$250,000
Common Stock $.01 Par Value; 9,000,000 Shares Authorized; 2,361,055 and 2,351,907 Shares Issued and Outstanding at December 31, 2000 and 1999, Respectively	23,611	23,519
Additional Paid-In Capital	12,158,036	12,132,615
Accumulated Deficit	(3,984,081)	(6,027,654)

Total Stockholders' Equity	$8,447,566	$6,378,480

Total Liabilities and Stockholders' Equity	$28,652,949	$23,603,716

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

	2000	1999	1998
SALES	$54,751,226	$38,482,335	$35,356,813
COST OF GOODS SOLD	(44,395,281)	(31,971,554)	(29,556,322)

GROSS PROFIT	$10,355,945	$6,510,781	$5,800,491
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(6,280,212)	(4,046,524)	(3,784,331)
INTEREST INCOME	28,197	26,923	24,798
MISCELLANEOUS INCOME	16,175	39,172	18,482
INTEREST EXPENSE	(997,532)	(818,553)	(922,431)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$3,122,573	$1,711,799	$1,137,009
INCOME TAX EXPENSE	(1,079,000)	(641,000)	(311,000)

INCOME FROM CONTINUING OPERATIONS	$2,043,573	$1,070,799	$826,009
LOSS FROM DISCONTINUED OPERATIONS	—	(3,058,465)	(496,142)

NET INCOME (LOSS)	$2,043,573	$(1,987,666)	$329,867

EARNINGS (LOSS) PER SHARE:
BASIC
Income from Continuing Operations	$0.86	$0.46	$0.35
Loss from Discontinued Operations	—	(1.30)	(0.21)

Net Income (Loss)	$0.86	$(0.84)	$0.14

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING USED FOR BASIC EARNINGS (LOSS) PER SHARE	2,357,457	2,351,775	2,347,391

DILUTED
Income from Continuing Operations	$0.83	$0.45	$0.35
Loss from Discontinued Operations	—	(1.29)	(0.21)

Net Income (Loss)	$0.83	$(0.84)	$0.14

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING PLUS DILUTIVE COMMON STOCK OPTIONS	2,449,528	2,365,844	2,372,448

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
BALANCE
DECEMBER 31, 1997	$250,000	$23,124	$11,910,554	$(4,369,855)	$7,813,823
1998 Net Income	—	—	—	329,867	329,867
Issuance of Stock	—	60	22,821	—	22,881
Conversion of Redeemable Stock	—	330	197,670	—	198,000

BALANCE
DECEMBER 31, 1998	$250,000	$23,514	$12,131,045	$(4,039,988)	$8,364,571
1999 Net Loss	—	—	—	(1,987,666)	(1,987,666)
Issuance of Stock	—	5	1,570	—	1,575

BALANCE
DECEMBER 31, 1999	$250,000	$23,519	$12,132,615	$(6,027,654)	$6,378,480
2000 Net Income	—	—	—	2,043,573	2,043,573
Issuance of Stock	—	92	25,421	—	25,513

BALANCE
DECEMBER 31, 2000	$250,000	$23,611	$12,158,036	$(3,984,081)	$8,447,566

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

	2000	1999	1998
CASH PROVIDED BY OPERATING ACTIVITIES
Net Income (Loss)	$2,043,573	$(1,987,666)	$329,867
Plus Loss from Discontinued Operations	—	3,058,465	496,142

Income from Continuing Operations	$2,043,573	$1,070,799	$826,009
Adjustments to Reconcile Net Income from Continuing Operations to Net Cash Provided by Continuing Operations:
Depreciation and Amortization	1,069,332	940,101	874,360
Deferred Taxes	808,000	556,000	71,000
Compensation from Stock Grants	—	—	22,880
Loss (Gain) on Disposal of Assets	(1,081)	695	(2,500)
Loss on Disposal of Stock Investment	—	56,250	—
Changes in Current Operating Items:
Accounts Receivable	(3,153,350)	(780,063)	(416,086)
Inventory	(2,869,718)	(920,048)	(207,139)
Prepaid Assets	54,694	144,572	(152,722)
Accounts Payable	1,641,855	1,352,293	279,294
Accrued Payroll	797,973	259,925	(383,110)
Accrued Income Taxes	182,330	—	—
Accrued Liabilities	281,432	300,806	9,964

Net Cash Provided by Continuing Operations	$855,040	$2,981,330	$921,950
Net Cash Used by Discontinued Operations	—	(982,481)	(677,848)

Net Cash Provided by Operating Activities	$855,040	$1,998,849	$244,102

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Discontinued Operations	$250,000	$—	$—
Acquisition of Businesses	—	—	(24,839)
Proceeds from Sale of Assets	206,691	—	2,500
Acquisition of Property and Equipment	(938,551)	(1,070,396)	(458,551)
Costs to Acquire Product Technology	—	—	(332,000)

Net Cash Used by Investing Activities	$(481,860)	$(1,070,396)	$(812,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Long-Term Debt	$(1,137,932)	$(1,375,481)	$(1,349,829)
Proceeds from Long-Term Debt	825,000	525,000	1,380,283
Issuance of Common Stock	14,250	—	—

Net Cash Provided (Used) by Financing Activities	$(298,682)	$(850,481)	$30,454

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$74,498	$77,972	$(538,334)
Cash and Cash Equivalents—Beginning	453,500	375,528	913,862

CASH AND CASH EQUIVALENTS—ENDING	$527,998	$453,500	$375,528

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000, 1999, AND 1998

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

    Nortech Systems Incorporated (the "Company") is a Minnesota corporation with headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. The Company has manufacturing facilities located in Bemidji, Fairmont, Merrifield and Aitkin, Minnesota as well as Augusta, Wisconsin.

    The Company manufactures wire harnesses, cables and electromechanical assemblies, printed circuit boards and higher-level assemblies for a wide range of commercial and defense industries. The Company provides a full "turn-key" contract manufacturing service to its customers. All products are built to the customer's design specifications. Products are sold to customers both domestically and internationally.

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

Receivables

    The Company provides an allowance for doubtful receivables which is offset against the gross amount of customer receivables. The allowance for doubtful receivables is an estimate of collection losses that may be incurred in the collection of all receivables. The allowance is based upon historical experience coupled with management's review of the current status of the existing receivables. The allowance for doubtful receivables for continuing operations was $187,294 and $102,030 at December 31, 2000 and 1999, respectively.

Inventories

    Inventories are stated at the lower of cost (first-in, first-out method) or market (based on the lower of replacement cost or net realizable value). Costs include material, labor, and overhead required in the warehousing and production of the Company's products.

Property and Equipment

    The Company capitalizes the cost of purchased software, equipment, and leasehold improvements. Expenditures for maintenance and repairs and minor renewals and betterments, which do not improve or extend the life of the respective assets, are expensed. The assets and related depreciation accounts are adjusted for property retirements and disposals with the resulting gain or loss included in results of operations. Fully depreciated assets remain in the accounts until retired from service.

Depreciation

    Property and equipment are depreciated by the straight-line and accelerated methods of depreciation over their estimated useful lives. Accelerated depreciation did not materially exceed straight-line depreciation for the years ended December 31, 2000, 1999, and 1998.

Revenue Recognition

    Sales are recorded by the Company when products are shipped to the customer.

Goodwill

    Goodwill representing the excess of the purchase price over the fair value of the net assets of the acquired entities is being amortized on a straight-line basis over the period of expected benefit of fifteen years. Total amortization of goodwill recorded from continuing operations for each of the three years in the period ended December 31, 2000 was $8,121. The carrying value of goodwill is reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period. Should this review indicate that goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of undiscounted cash flows.

Intangible Assets

    Intangible assets including purchased technology and certification costs are being amortized over a period of 3 to 7 years. The related amortization expense from continuing operations for each of the three years in the period ended December 31, 2000 was $8,151.

Cash and Cash Equivalents

    The Company considers its investments with an original maturity of three months or less to be cash equivalents. The Company had interest bearing cash amounting to $415,937 and $250,700 at December 31, 2000 and 1999, respectively.

Advertising

    Advertising costs are charged to operations as incurred. Total amounts charged to expense for continuing operations were $94,860, $139,594, and $93,094 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

Stock Based Compensation

    The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Option ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation costs is determined based on the difference, if any, on the grant date between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized over the vesting period.

Net Income (Loss) Per Common Share

    The Company computes earnings per share pursuant to SFAS No. 128, "Earnings per Share". In accordance with SFAS No. 128, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted income per share is computed using the weight-average number of common shares outstanding and potential common shares from the assumed exercise of stock options outstanding during the period using the treasury stock method.

Cash Flow Information

    The Company received a net income tax refund of $6,461 for the year ended December 31, 1999 and paid income taxes of $80,880 and $189,843 for the years ended December 31, 2000 and 1998, respectively. Continuing operations of the Company paid interest expenses of $996,663, $840,746 and $949,279 for the years ended December 31, 2000, 1999 and 1998, respectively.

Segment Reporting Information

    At December 31, 1998 the Company reported segment information of their three identifiable segments, Contract Manufacturing, Display Products and Medical Management. However, as disclosed in Note 9 "Discontinued Operations", the Company formally adopted a plan during 1999 to dispose of two of the segments, including Display Products and Medical Management. The Company's remaining continuing operations fall within the scope of the Contract Manufacturing operating segment.

Recent Pronouncements

    The FASB has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 requires companies to record derivatives on the statement of financial position, measured at fair value. The statement also sets forth new accounting rules for gains and losses resulting from changes in the values of derivatives. The Company does not currently use derivative financial instruments, and its historical use of such instruments has not been material. The Company will adopt this statement in the first quarter of 2001 to the extent it may apply at that time.

    The FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 140 replaces the earlier SFAS No. 125 in its entirety. While the new statement revises certain accounting guidance for transfers of financial assets, most of the provisions of SFAS No. 125 have been carried over without reconsideration. SFAS No. 140 if effective for transfers and servicing of financial assets occurring after March 31, 2001, but requires certain disclosure relating to securitizations for fiscal years ending after December 15, 2000. The Company has adopted the disclosure provisions of SFAS No. 140 as of it fiscal year ending December 31, 2000. The accounting provisions of SFAS No. 140 will not impact the Company's financial statements.

NOTE 2  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. With regard to cash, the Company maintains its excess cash balances in checking and money market accounts at three high-credit quality financial institutions. These balances exceed the federally insured limit by $288,435 and $405,000 at December 31, 2000 and 1999, respectively. The Company has not experienced any losses in any of the short-term investment instruments it has used for excess cash balances. As for trade accounts receivables, the Company does not require collateral on its receivables; however, credit risk is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas and industries. Historically, the Company has not suffered significant losses with respect to trade accounts receivable.

    One customer accounted for approximately 13.1%, 12.1% and 12.7% of sales for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 3  INVENTORIES

    Inventories consist of the following:

	2000	1999
Raw Materials	$8,448,484	$6,591,681
Work in Process	1,848,025	1,404,018
Finished Goods	1,298,626	729,718

Total	$11,595,135	$8,725,417

NOTE 4  PREPAID EXPENSES AND OTHER

    The Company had a $14,000 note receivable with its President at December 31, 1999. The unsecured note was non-interest bearing and was paid during 2000.

NOTE 5  CONTINGENT LIABILITIES

    The Company has self insured its employee health and dental plans. It has contracted with two separate administrative service companies to supervise and administer the programs and act as representatives. The Company's health plan insures for excessive or unexpected claims and is liable for claims not to exceed $50,000 per individual per plan year and an estimated aggregate amount of $2,139,800 for the current plan year. The Company's dental plan pays claims based on actual amounts incurred. Estimated claims for incurred health and dental services of approximately $485,403 and $257,420 were included as other liabilities at December 31, 2000 and 1999, respectively.

    The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

NOTE 6  LONG-TERM DEBT

Description	2000	1999
Revolving Lines of Credit—Wells Fargo Bank Minnesota, N.A., Borrowing Limit of $6,000,000; Interest at Highest Prime Rate in "Money Rate" Table in Wall Street Journal; Due January 2002; Secured by Accounts Receivable, Equipment, Inventory, and General Intangibles	$5,425,000	$4,650,000
Promissory Notes Payable—Wells Fargo Bank Minnesota, N.A., Interest at Highest Prime Rate in "Money Rate" Table in Wall Street Journal; Due January 2002; Secured by Accounts Receivable, Equipment, Inventory, General Intangibles and Personal Guaranty of Majority Stockholder	1,400,000	2,000,000
Notes Payable—Wells Fargo Bank Minnesota, N.A., Interest at 9.5%, Monthly Installment Payments Through March 2004; Secured by Accounts Receivable, Equipment, Inventory, General Intangibles and Real Estate	854,909	877,357
Note Payable—Communications Systems, Inc., Interest at Prime as Established by U.S. Bank Minneapolis, Balloon Payment Due November 2001; Secured by Underlying Assets Purchased	2,965,390	3,365,390
Notes Payable—Other, Interest Ranging From 4.9% to 8.5%; Monthly Installment Payments Through 2009; Secured by Land, Building, Leasehold Improvements, Equipment and Vehicle	113,707	214,243
Capitalized Lease Payable—City of Augusta, Wisconsin, Monthly Installment Payments through December 2003: See Footnote 7 for Further Capital Lease Disclosures	239,931	—

Total Notes and Capital Lease Payable	$10,998,937	$11,106,990
Current Maturities of Notes and Capital Lease Payable	3,333,401	860,079

Notes and Capital Lease Payable—Net of Current Maturities	$7,665,536	$10,246,911

    Maturity requirements by year on long-term debt are as follows:

Years Ending December 31,	Amounts
2001	$3,333,401
2002	7,257,946
2003	325,616
2004	49,593
2005	17,972
Later Years	14,409

$10,998,937

    The weighted average interest rate on the Company's two lines of credit was 9.24% for the year ended December 31, 2000.

    The loan agreement pertaining to Wells Fargo Bank debt contains various covenants requiring maintenance of certain liquidity and debt service coverage ratios and maximum levels of property, plant and equipment acquisitions. At December 31, 2000, the Company is in violation of its current ratio covenant. The bank has waived this specific requirement of the loan agreement for a period of twelve months subsequent to December 31, 2000.

NOTE 7  CAPITAL LEASE

    In January 2000, the former manufacturing facility in Augusta, Wisconsin was traded for a new facility with the same lessor. The Company entered into a capital lease for this location and will take ownership upon maturity. Depreciation on the building under capital lease is included in depreciation expense. The Company's land and building held under the capital lease on the balance sheet consist of the following:

2000
Land	$10,000
Building	368,912
Less: Accumulated Depreciation	9,459

Total	$369,453

Minimum future lease obligations on the long-term capital lease in effect at December 31, 2000 are as follows:

Years Ending December 31,	Amount
2001	$36,000
2002	42,000
2003	217,000

Total Minimum Lease Payments	$295,000
Less: Amount Representing Interest	55,069

Capitalized Lease Obligation	$239,931

    Recording the trade of the prior building and establishment of the capital lease payable resulted in a non-cash transaction of $204,879.

NOTE 8 PREFERRED STOCK TRANSACTIONS

    The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were paid during the years ended December 31, 2000, 1999, and 1998.

NOTE 9 DISCONTINUED OPERATIONS

    On June 30, 1999, the Company adopted a formal plan to sell two of their operating segments, Display Products and Medical Management. On February 22, 2000, the fixed assets and inventory of the Display Products segment were sold to Computron Display Systems. Under the terms of the purchase agreement, the Company sold these assets for $300,000, of which $50,000 will be held in escrow to cover future warranty expenses. The assets of Medical Management to be sold consist primarily of receivables and equipment, with an anticipated disposal date occurring prior to December 31, 2001. Results of these operations for the year ended December 31, 2000 have been recorded against the reserves established in 1999 to absorb future losses on these segments. Results of these operations for the year ending December 31, 1999 have been classified as discontinued and prior periods have been restated.

    The net current liabilities and net non-current assets of discontinued operations consist of the following:

	2000	1999
Cash	$21,115	$29,675
Accounts Receivable	64,589	224,649
Prepaid Expenses	8,858	15,000
Inventories	—	150,064
Accounts Payable	—	(130,416)
Accrued Expenses	(505,798)	(640,529)

Net Current Liabilities of Discontinued Operations	$(411,236)	$(351,557)

Equipment, Net	$30,401	$76,296

Net Non-Current Assets of Discontinued Operations	$30,401	$76,296

    The amount of "Loss from Discontinued Operations" for the year ended December 31, 1999 on the accompanying income statement is a combination of the operating results through the measurement date as well as the estimated loss on disposal of the discontinued operations. The components of the "Loss from Discontinued Operations" includes the following:

	1999	1998
Discontinued Operations:
Loss from operations of segments to be disposed of, net of income tax benefits of $0, $83,000, and $187,000 at December 31, 2000, 1999, and 1998, respectively	$153,278	$496,142
Estimated loss on disposal of segments, net of income tax benefit of $1,564,000 at December 31, 1999	2,905,187	—

Loss from Discontinued Operations	$3,058,465	$496,142

Earnings (Loss) per Share:
Basic
Loss from discontinued operations	$(0.07)	$(0.21)
Estimated loss on segment disposal	(1.23)	—

Total Loss from Discontinued Operations	$(1.30)	$(0.21)

Diluted
Loss from discontinued operations	$(0.06)	$(0.21)
Estimated loss on segment disposal	(1.23)	—

Total Loss from Discontinued Operations	$(1.29)	$(0.21)

    Net sales of the Display Products and Medical Management segments for 2000, 1999 and 1998 were $619,472, $2,413,638 and $4,999,054, respectively. These amounts are not included in net sales in the accompanying income statements.

NOTE 10 OPERATING LEASES

    The Company has entered into various operating leases for production and office equipment, office space and buildings. The Company has the option to purchase various equipment upon lease expiration at fair market value. The Company also has the option to purchase the Aitkin manufacturing plant, currently under an operating lease, upon expiration of lease. The monthly rent expense on another building under an operating lease is subject to an annual adjustment for the increase in the Consumer Price Index and expires in February 2001.

    Rent expense for the years ended December 31, 2000, 1999, and 1998, was $619,065, $459,739, and $412,714, respectively. The future minimum lease payments are as follows:

2001	$389,241
2002	317,214
2003	219,909
2004	167,361
2005	97,652

Total	$1,191,377

NOTE 11 INCOME TAXES

    The provision for income taxes for each of the three years in the period ended December 31, 2000, consists of the following:

	2000	1999	1998
Current Taxes—Federal	$154,000	$17,000	$8,000
Current Taxes—State	117,000	68,000	45,000
Deferred Taxes	808,000	556,000	258,000

Total Expense	$1,079,000	$641,000	$311,000

    Net deferred tax assets at December 31, 2000 and 1999, consist of the following:

	2000	1999
Net Operating Loss (NOL) Carryforwards	$—	$543,000
Tax Credit Carryforwards	166,000	185,000
Unrealized Loss on Discontinued Operations	200,000	1,157,000
Allowance for Doubtful Accounts	88,000	89,000
Inventory Reserves	539,000	345,000
Accrued Vacation	209,000	156,000
Accrued Warranty	16,000	16,000
Health Insurance Reserve	185,000	94,000
Accrued Bonuses	152,000	—
Other Reserves	34,000	—
Property and Equipment	(136,000)	(159,000)
Valuation Allowance	—	(165,000)

Total	$1,453,000	$2,261,000

    The statutory rate reconciliation for each of the three years in the period ended December 31, 2000 is as follows:

	2000	1999	1998
Statutory Tax Provision	$1,062,000	$582,000	$387,000
State Income Taxes	200,000	115,000	79,000
Additional Credit Carryforwards	(22,000)	(33,000)	(55,000)
Reduction in Deferred Tax Valuation
Allowance (Net of Expired Tax Credit Carryforwards)	(165,000)	—	(25,000)
Allocation to Discontinued Operations	—	—	(89,000)
Other	4,000	(23,000)	14,000

Income Tax Expense	$1,079,000	$641,000	$311,000

    At December 31, 2000, the Company has available for federal income tax purposes unused tax credits of approximately $60,000 which may provide future tax benefits. These credits begin expiring in 2017. The Company also has Alternative Minimum Tax credit carryforwards of approximately $106,000. These credits do not expire.

    The Company utilized operating loss carryforwards of $1,468,100, $902,000 and $506,000 for the years ended December 31, 2000, 1999, and 1998, respectively, to offset federal taxable income. The Company also utilized $1,400 of an expiring investment tax credit to offset federal tax and forfeited an additional $38,700 of credits due to expiration.

NOTE 12  STOCK OPTIONS AND GAINSHARING INCENTIVE PLANS

Stock Options

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

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options plans. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	2000	1999	1998
Net Earnings (Loss)—as Reported	$2,043,573	$(1,987,666)	$329,867
Net Earnings (Loss)—Pro Forma	$1,952,077	$(2,062,062)	$259,366
Basic Earnings (Loss) Per Share as Reported	$0.86	$(0.84)	$0.14
Basic Earnings (Loss) Per Share Pro-Forma	$0.83	$(0.88)	$0.11
Diluted Earnings Per Share—as Reported	$0.83	$(0.84)	$0.14
Diluted Earnings Per Share—Pro Forma	$0.81	$(0.87)	$0.11

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

    The fair value of each option grant issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	1999
Expected Lives (Years)	10	10
Dividend Yield	0.0%	0.0%
Expected Volatility	99%	61%
Risk-Free Interest Rate	6.48 - 6.68%	5.75%

    The total number of shares of common stock that may be granted under the plan is 350,000, of which 45,500 shares remain available at December 31, 2000. The plan provides that shares granted come from the Company's authorized but unissued common stock. The price of the options granted under the plan will not be less than 100% of the fair market value of the shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

    Information regarding the Company's common stock options is as follows:

	2000		1999		1998
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options Outstanding, Beginning of Year	255,500	$4.55	260,500	$4.56	261,500	$4.56
Options Exercised	(6,000)	2.38	—		(1,000)	5.25
Options Forfeited	—	—	(10,000)	5.13	—	—
Options Granted	48,000	3.27	5,000	5.50	—	—

Options Outstanding, End of Year	297,500	$4.39	255,500	$4.55	260,500	$4.56

Option Price Range of Exercised Shares	$1.75 - 5.50		$—		$5.25
Weighted Average Fair Value of Options Granted During the Year	$2.99 - 3.66		$2.40		$—

    The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

Exercise Prices	Outstanding 12/31/2000	Exercisable 12/31/2000	Remaining Contractual Life
1.625	15,000	15,000	3 Years
1.75	15,500	15,500	2 Years
3.125	40,000	—	10 Years
3.625	16,000	16,000	4 Years
4.00	8,000	—	10 Years
5.00	110,000	66,000	7 Years
5.25	89,000	89,000	5 Years
5.50	4,000	2,000	8 Years

Employee Gainsharing

    During 1993, the Company adopted an employee gainsharing plan. The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. The Company has authorized 50,000 shares to be available under this Plan. In accordance with the terms of the Plan, employees can acquire newly issued shares of common stock for 90% of the current market value. During 2000, 3,148 gainsharing shares were issued in connection with this plan resulting in a $11,263 non-cash equity transaction. Through December 31, 2000, 8,896 shares have been issued under this Plan.

NOTE 13  SUPPLEMENTARY FINANCIAL INFORMATION

	Quarter Ending 03/31/2000	Quarter Ending 06/30/2000	Quarter Ending 09/30/2000	Quarter Ending 12/31/2000	Total 2000
NET SALES	$12,568,981	$13,199,584	$13,724,356	$15,258,305	$54,751,226
GROSS PROFIT	2,213,021	2,361,225	2,712,915	3,068,784	10,355,945
NET INCOME CONTINUING OPERATIONS	410,220	448,008	546,616	638,729	2,043,573
BASIC EARNINGS PER SHARE OF COMMON STOCK	0.17	0.19	0.23	0.27	0.86
	Quarter Ending 03/31/1999	Quarter Ending 06/30/1999	Quarter Ending 09/30/1999	Quarter Ending 12/31/1999	Total 1999
NET SALES	$9,467,339	$9,421,813	$9,333,901	$10,259,282	$38,482,335
GROSS PROFIT	1,700,139	1,634,042	1,547,247	1,629,353	6,510,781
NET INCOME CONTINUING OPERATIONS	248,704	288,496	226,380	307,219	1,070,799
NET LOSS DISCONTINUED OPERATIONS	—	(1,447,957)	(1,678,516)	68,008	(3,058,465)
BASIC EARNINGS PER SHARE OF COMMON STOCK:
CONTINUING OPERATIONS	0.11	0.12	0.10	0.13	0.46
DISCONTINUED OPERATIONS	—	(0.62)	(0.71)	0.03	(1.30)

TOTAL	0.11	(0.50)	(0.61)	0.16	(0.84)

    In the 4th quarter of 1999, the Company recorded an increase to income tax expense to reflect a higher than anticipated effective tax rate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 2000 proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2001 and said portions of the proxy statement are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation of the Registrant will be included in the Registrant's 2000 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 2001 and said portions of the proxy statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 2000 proxy statements to be filed with the Securities and Exchange Commission no later than April 30, 2001 and said portions of the proxy statements are incorporated herein by reference.

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
(a) 2.
Consolidated Financial Schedule—The following Consolidated Financial Statement Schedule supporting the Consolidated Financial Statements and the accountant's report thereon are included in this Annual Report on Form 10-K:
Page
Independent Auditor's Report on Supplementary Information
Larson, Allen, Weishair & Co, LLP	35
Consolidated Financial Statement Schedule for the years ended December 31, 2000, 1999 and 1998
II Valuation and Qualifying Accounts	36

    All other schedules are omitted since they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(a) 3.	THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS REPORT:

The following exhibits are incorporated by reference to exhibits 10.1 and 23.1 respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

10.1	Amendments to Promissory Notes, Loan Agreement Mortgage, Collateral Release and Guaranty between Wells Fargo Bank Minnesota National Association (formerly Norwest Bank Minnesota South, N.A), and the Company.
10.2	Lease Agreement for Augusta building at 750 Industrial Park Drive, and Sales Agreement for Augusta building at 350 Industrial Park Drive, both in Augusta, Wisconsin.
23.1	Letter of Consent from Larson, Allen, Weishair & Company in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993.

The following exhibit is incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.1	Master lease agreement for equipment Amplicon Financial and the Company.

The following exhibit is incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.1	Master lease agreement for equipment Amplicon Financial and the Company.

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

NORTECH SYSTEMS INCORPORATED
March 30, 2001	By:	/s/ GARRY M. ANDERLY Garry M. Anderly Principal Financial Officer and Principal Accounting Officer
March 30, 2001	By:	/s/ QUENTIN E. FINKELSON Quentin E. Finkelson President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2001	By:	/s/ QUENTIN E. FINKELSON Quentin E. Finkelson President, Chief Executive Officer and Director
March 30, 2001	By:	/s/ MYRON KUNIN Myron Kunin, Director
March 30, 2001	By:	/s/ RICHARD W. PERKINS Richard W. Perkins, Director
March 30, 2001	By:	/s/ MICHAEL J. DEGEN Michael J. Degen, Director

INDEPENDENT AUDITOR'S REPORT ON
SUPPLEMENTARY INFORMATION

Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota

    Our report on the basic consolidated financial statements of Nortech Systems Incorporated and Subsidiary for 2000, 1999 and 1998, precedes the consolidated financial statements. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on the following page is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                      LARSON, ALLEN, WEISHAIR & CO., LLP

St. Cloud, Minnesota
February 20, 2001

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

SCHEDULE II

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

Column A	Column B	Column C	Column D	Column E
Classification	Balance at Beginning of Period	Additions Charged to Costs And Expenses	Add (Deduct)	Balance at End of Period
Year Ended December 31, 2000:
Allowance for Doubtful Accounts	$102,030	$85,264	$—	$187,294
Inventory Obsolescence Reserve	765,008	611,693	(369,421)	1,007,280
Deferred Tax Valuation Allowance	165,000	—	(165,000)	—

	$1,032,038	$696,957	$(534,421)	$1,194,574

Year Ended December 31, 1999: *
Allowance for Doubtful Accounts	$111,627	$(9,597)	$—	$102,030
Inventory Obsolescence Reserve	419,295	345,713	—	765,008
Deferred Tax Valuation Allowance	165,000	—	—	165,000

	$695,922	$336,116	$—	$1,032,038

Year Ended December 31, 1998: *
Allowance for Doubtful Accounts	$58,585	$53,042	$—	$111,627
Inventory Obsolescence Reserve	270,000	149,295	—	419,295
Deferred Tax Valuation Allowance	190,000	—	(25,000)	165,000

	$518,585	$202,337	$(25,000)	$695,922

*
Amounts have been restated each year to reflect activities of continuing operations.

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

10.1	Amendments to Promissory Notes, Loan Agreement Mortgage and Guaranty between Norwest Bank Minnesota South, N.A. (formerly Northern National Bank), and the Company.
10.2	Lease Agreement for Augusta building at 750 Industrial Park Drive and Sales Agreement for Augusta building at 350 Industrial Park Drive, both in Augusta, Wisconsin.
23.1	Letter of Consent from Larson, Allen, Weishair & Company in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993.

QuickLinks

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
INDEPENDENT AUDITOR'S REPORT
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2000 AND 1999
NORTECH SYSTEMS INORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2000, 1999, AND 1998
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
SIGNATURES
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY SCHEDULE II FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
INDEX TO EXHIBITS