Form 10-Q
period 2001-03-31
NORTECH SYSTEMS INC
filed 2001-05-14
CIK 722313

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C. 20549
FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001.

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ___________ to ___________.

Commission File Number 0-13257.

NORTECH SYSTEMS INCORPORATED
(Exact name of registrant as specified in its chapter)

MINNESOTA	41-1681094
(State of other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)
1120 Wayzata Blvd East	Suite 201, Wayzata, MN	55391
(Address of principal executive offices)	(Zip Code)

(952) 473-4102
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

YES      ☒                      NO        ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable data.

As of April 30, 2001, there were 2,361,192 shares of the Company's $.01 per share par value common stock outstanding.

(The remainder of this page was intentionally left blank.)

NORTECH SYSTEMS INCORPORATED
FORM 10-Q
QUARTER ENDED MARCH 31, 2001

NORTECH SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000

	MARCH 31	DECEMBER 31
ASSETS	2001	2000
	(UNAUDITED)	(AUDITED)

Current Assets
Cash and cash equivalents	$197,972	$527,998
Accounts receivable, net	8,557,843	8,580,791
Inventories:
Finished goods	2,085,720	1,298,626
Work in process	2,020,297	1,848,025
Raw materials	9,073,042	8,448,484

Total inventories	$13,179,059	$11,595,135

Prepaid expenses and other	49,644	47,462
Deferred Tax Asset	1,372,000	1,422,000
Net Current Assets of Discontinued Operations	0	0

Total current assets	$23,356,518	$22,173,386

PLANT, Property, and Equipment (at Cost)
Land and Building/leaseholds	$4,426,249	$4,386,421
Manufacturing equipment	4,775,662	4,594,607
Office and other equipment	2,402,752	2,325,189

	$11,604,663	$11,306,217
Less accumulated depreciation and amortization	(5,333,122)	(4,987,805)

Net Property and Equipment for Continuing Operations	$6,271,541	$6,318,412

Other Assets
Goodwill and other intangible assets	82,097	99,750
Deferred tax asset	6,000	31,000
Other assets from Discontinued Operations	26,561	30,401

Total Other Assets from Continuing Operations	$114,658	161,151

Total Assets	$29,742,717	$28,652,949

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000

	SEPT. 30	DECEMBER 31
LIABILITIES AND SHAREHOLDERS' EQUITY	2000	2000
	(UNAUDITED)	(AUDITED)

Current Liabilities:
Current maturities of long-term debt	$3,280,081	$3,333,401
Accounts payable	5,941,037	5,743,836
Accrued payrolls and commissions	2,054,727	1,668,748
Accured Income Taxes	(8,000)	182,330
Other	1,064,366	1,200,296
Net Current Liabilities from Discontinued Operations	452,641	411,236

Total Current Liabilities	$12,784,852	$12,539,847

Long-Term Debt
Notes Payable (net of current maturities shown above)	$8,015,224	$7,665,536

Shareholders' Equity:
Preferred Stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	$250,000	$250,000
Common Stock - $.01 par value; 9,000,000 shares authorized; 2,361,192 and 2,361,055 shares issued and outstanding.	23,612	23,611
Additional paid-in capital	12,159,004	12,158,036
Accumulated deficit	(3,489,975)	(3,984,081)

Total Shareholders' Equity	$8,942,641	$8,447,566

Total Liabilities & Shareholders' Equity	$29,742,717	$28,652,949

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED
MARCH 31, 2001 AND MARCH 31, 2000

	MARCH. 30	MARCH. 30
	2001	2000
	(Unaudited)	(Unaudited)

Sales	$14,845,304	$12,568,981

Cost of Sales	12,152,032	10,355,960

Gross Profit	$2,693,272	$2,213,021

Selling, General and Admin.	1,597,428	1,322,899
Interest Income	(5,418)	(6,119)
Misc. (Income) Expense, net	68,650	(55,281)
Interest Expense	241,506	295,302

Net Income Before Income Tax	$791,106	$656,220

Income Tax	297,000	246,000

Net Income	$494,106	$410,220

Income/(Loss) per Share of Common Stock	$0.21	$0.17

Weighted Average Number of Shares Outstanding	2,361,124	2,352,933

See notes to consolidated financials statements

NORTECH SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED
MARCH 31, 2001 AND MARCH 31, 2000

	MARCH 31	MARCH 31
	2001	2000
	(UNAUDITED)	(UNAUDITED)

Cash Flows from Operating Activities
Net Income	$494,106	$410,220
Adjustments to reconcile net income to
net cash provided (used) bycontinuing operation:
Depreciation and amortization	362,970	249,969
Deferred Taxes	75,000	0
Changes in Operating Assets and Liabilities:
Accounts receivable	22,948	(1,566,088)
Inventories	(1,583,924)	(723,479)
Prepaid expenses	(2,182)	(12,660)
Other assets	0	(13,119)
Accounts payable	197,201	1,089,773
Accrued payrolls & commisions	385,979	519,358
Accured income taxes	(190,330)	0
Other liabilities	(135,930)	225,482

Net cash Provided (Used) by Continuing Operations	$(374,162)	$179,456
Net Cash (Used) by Discontinued Operations	45,245	270,128

Net Cash Provided (Used) by Operating Activities	$(328,917)	$449,584

Cash Flows from Investing Activities:
Acquistion of equipment	$(298,446)	$(680,692)

Net Cash Used by Investing Activities	$(298,446)	$(680,692)

Cash Flows from Financing Activities:
Proceeds from notes payables	$2,325,000	$1,050,874
Payments on notes and capital lease payable	(2,028,632)	(930,345)
Issuance of common stock	$969	$3,493

Net Cash Provided by Financing Activities	$297,337	$124,022

Net Decrease in Cash and Cash Equivalents	$(330,026)	$(107,086)

Cash and Cash Equivalents -Beginning	527,998	453,500

Cash and Cash Equivalents -Ending	$197,972	$346,414

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

The operating results of the interim periods presented are not necessarily indicative of the results expected for the year ending December 31, 2001 or for any other interim period.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s Annual Report Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

NOTE 2.  DERIVATIVES AND HEDGING ACTIVITES

In June 1998, Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued and in June 2000, it was amended by Statement of Financial Accounting Standard No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively, “new derivative accounting”).  In reviewing the provisions of the standard in comparison to our practices, Nortech Systems Inc. does not engage in transactions that constitute derivatives or hedging activities.  Thus, the new derivative accounting had no impact on Nortech Systems, Inc. consolidated net income or shareholders’ equity.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1.) Results of Operations for Period Ended March 31, 2001

For the quarter ended March 31, 2001, the Company had revenues of $14,845,304 compared to revenues of $12,568,981 for the quarter ended March 31, 2000.  The increase in revenues resulted primarily from the additional revenues generated from internal growth.  The net income for the three months ended March 31, 2001 was $494,106 or $.21 per share, compared to a net income of $410,220 or $.17 per share, for the three months ended March 31, 2000.  The favorable variance in net income for the quarter ended March 31, 2001 over the prior year quarter was the result of realizing profits on additional revenues that required no minimal additional fixed costs.

Company's 90 day order backlog was $10,550,000 as of March 31, 2001, compared to $10,600,000 at the beginning of the quarter.  Based on the current conditions, the Company anticipates revenue levels in the second quarter of 2001 to be consistent with first quarter of 2001.

(2.) Liquidity and Capital Resources.
The Company's working capital increased to $10,546,700 during the first quarter of 2001, compared to $9,633,539 as of December 31, 2000.  The Company believes that its financial stability will continue to improve during 2001 and would expect that its operating cash flow and available credit faculties will be sufficient to fund the expected growth in the near term.

Forward-Looking Statements

Those statements in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements generally will be accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “possible,” “potential,” “predict,” “project,” or other similar words that convey the uncertainty of future events or outcomes.  Although Nortech Systems, Inc. believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate.  Forward-looking statements involve a number of risks and uncertainties.  Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•            Volatility in the marketplace which may affect market supply and demand for Nortech Systems, Inc.’s products;
•            Increased competition;
•            Changes in the reliability and efficiency of the Company’s operating facilities or those of third parties;
•            Risks related to availability of labor;
•            General economic, financial and business conditions which could affect Nortech Systems, Inc.’s financial condition and results of operations.

The factors identified above are believed to be important factors) but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by Nortech Systems, Inc.  Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements.  All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the forgoing cautionary statements.  The Company undertakes no obligations to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

PART II  - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

None

(The remainder of this page was intentionally left blank.)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2001	NORTECH SYSTEMS INCORPORATED

	By:/s/	Quentin E. Finkelson

Quentin E. Finkelson
Its President and Chief
Executive Officer

	By:/s/	Garry M. Anderly

Garry M. Anderly
Principal Financial
Officer and Principal
Accounting Officer