Form 10-Q
period 2001-09-30
NORTECH SYSTEMS INC
filed 2001-11-14
CIK 722313

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001.

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

As of October 31, 2001, there were 2,361,192 shares of the Company's $.01 per share par value common stock outstanding.

(The remainder of this page was intentionally left blank.)

NORTECH SYSTEMS INCORPORATED

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2001

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2001 AND DECEMBER 30, 2000

	SEPTEMBER 30	DECEMBER 31
ASSETS	2001	2000
	(UNAUDITED)	(AUDITED)

Current Assets
Cash and cash equivalents	$150,135	$527,998
Accounts receivable, net of allowance	8,370,403	8,580,791
Inventories:
Finished goods	1,824,592	1,298,626
Work in process	1,993,004	1,848,025
Raw materials	9,803,726	8,448,484
Prepaid expenses and other	354,415	47,462
Deferred tax asset	1,359,000	1,422,000

Total Current Assets	$23,855,275	$22,173,386

Property and Equipment
Land and building/leaseholds	$4,544,933	$4,386,421
Manufacturing equipment	4,974,208	4,594,607
Office and other equipment	2,414,042	2,325,189

Total	$11,933,183	$11,306,217
Accumulated depreciation	(5,902,407)	(4,987,805)

Net Property and Equipment	$6,030,776	$6,318,412

Other Assets
Goodwill and other intangible assets	77,034	99,750
Deferred tax asset	112,000	31,000
Other assets from discontinued operations	21,179	30,401

Total Other Assets	$210,213	$161,151

Total Assets	$30,096,264	$28,652,949

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2001 AND DECEMBER 30, 2000

	SEPTEMBER 30	DECEMBER 31
LIABILITIES AND SHAREHOLDERS' EQUITY	2001	2000
	(UNAUDITED)	(AUDITED)

Current Liabilities
Current maturities of notes and capital lease payable	$3,079,050	$3,333,401
Accounts payable	5,444,884	5,743,836
Accrued payrolls and commissions	2,088,080	1,668,748
Accrued income taxes	127,330	182,330
Other liabilities	1,143,029	1,200,296
Net current liabilities from discontinued operations	376,316	411,236

Total Current Liabilities	$12,258,689	$12,539,847

Long-Term Debt
Notes and capital lease payable (net of current maturities)	$8,231,610	$ 7,665,536

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	$250,000	$250,000
Common Stock - $.01 par value; 9,000,000 shares authorized; 2,361,192 and 2,361,055 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	23,612	23,611
Additional paid-in capital	12,159,004	12,158,036
Accumulated deficit	(2,826,651)	(3,984,081)

Total Shareholders' Equity	$9,605,965	$8,447,566

Total Liabilities & Shareholders' Equity	$30,096,264	$28,652,949

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

	SEPTEMBER 30	SEPTEMBER 30
	2001	2000
	(Unaudited)	(Unaudited)

Sales	$13,706,447	$13,724,356

Cost of Sales	11,380,106	11,011,441

Gross Profit	$2,326,341	$2,712,915

Selling, General and Administrative Expenses	$1,471,102	$1,586,008
Interest Expense	158,931	314,448
Miscellaneous (Income) Expense	118,059	(4,067)

Net Income Before Income Tax	$578,249	$816,526

Income Tax Expense	217,000	269,910

Net Income	$361,249	$546,616

Basic Income per Share of Common Stock	$0.15	$0.23

Diluted Income per Share of Common Stock	$0.15	$0.22

Weighted Average Common Shares:
Basic	2,361,192	2,361,056
Diluted	2,450,438	2,517,393

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

	SEPTEMBER 30	SEPTEMBER 30
	2001	2000
	(Unaudited)	(Unaudited)

Sales	$41,173,806	$39,492,921

Cost of Sales	34,154,867	32,205,760

Gross Profit	$7,018,939	$7,287,161

Selling, General and Administrative Expenses	$4,413,368	$4,239,135
Interest Expense	587,764	886,214
Miscellaneous (Income) Expense	165,411	(27,748)

Net Income Before Income Tax	$1,852,396	$2,189,560

Income Tax Expense	695,000	784,715

Net Income	$1,157,396	$1,404,845

Basic Income per Share of Common Stock	$0.49	$0.59

Diluted Income per Share of Common Stock	$0.47	$0.58

Weighted Average Common Shares:
Basic	2,361,158	2,355,106
Diluted	2,470,907	2,424,884

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

	SEPTEMBER 30	SEPTEMBER 30
	2001	2000
	(UNAUDITED)	(UNAUDITED)

Cash Flows from Operating Activities
Net income from continuing operations	$1,157,396	$1,404,845
Adjustments to reconcile net income from
continuing operations to net cash provided
(used) by continuing operations
Depreciation and amortization	937,318	789,172
Deferred taxes	(18,000)	785,000
Changes in Operating Assets and Liabilities:
Accounts receivable	210,388	(2,027,748)
Inventories	(2,026,187)	(1,973,047)
Prepaid expenses	(306,953)	(64,134)
Other assets	-	19,958
Accounts payable	(298,952)	637,019
Accrued payrolls & commissions	419,332	1,035,698
Accrued income taxes	(55,000)	-
Other liabilities	(57,267)	350,127

Net Cash Provided (Used) by Continuing Operations	$(37,925)	$956,890
Net Cash Provided (Used) by Discontinued Operations	(25,698)	218,463

Net Cash Provided (Used) by Operating Activities	$(63,623)	$1,175,353

Cash Flows from Investing Activities:
Acquisition of equipment	(626,966)	(669,397)

Net Cash Used by Investing Activities	$(626,966)	$(669,397)

Cash Flows from Financing Activities:
Proceeds from notes payables	$7,600,261	$3,000,873
Payments on notes and capital lease payable	(7,288,503)	(3,748,978)
Issuance of common stock	968	3,493

Net Cash Provided (Used) by Financing Activities	$312,725	$(744,612)

Net Decrease in Cash and Cash Equivalents	$(377,864)	$(238,656)

Cash and Cash Equivalents - Beginning	527,998	453,500

Cash and Cash Equivalents - Ending	$150,135	$214,844

See accompanying notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the financial information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

NOTE 2.  NEW ACCOUNTING PRONOUNCMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.141 “Business Combinations”, which is required for all business combinations initiated after June 30, 2001. The standard eliminates the use of the pooling-of-interest method and improves the accounting and reporting for business combinations. The Company does not expect that the new standard will have a material effect on the results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.142 (SFAS 142) "Goodwill and Other Intangible Assets".  The statement addresses accounting and reporting for (i) intangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. As it relates to the Company's goodwill and intangible assets in existence at June 30, 2001, the statement requires that management reassess the useful lives and amortization period of such assets. For those with an indefinite useful life, periodic amortization is to be discontinued and an annual impairment test, beginning January 1, 2002, is to be established. The Company's Management does not feel as if this pronouncement will have material impact on its statement of financial condition or cash flows at the effective date and is currently assessing the impact that the pronouncement may have on its results of operations in fiscal 2002 and thereafter.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Impairment or Disposal of Long-Lived Assets” (SFAS 144), which is applicable to financial statements issued for fiscal years beginning after December 15, 2001.  The provisions of this statement provide a single accounting model for impairment of long-lived assets.  The Company is in the process of determining the impact, if any, of adopting SFAS 144.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1.) Results of Operations for Quarter and Period Ended September 30, 2001

The Company had revenues of $13,706,447 compared to revenues of $13,724,356 for the quarters ended September 30, 2001 and 2000, respectively.  The decrease in revenues resulted primarily from order delays and postponements from several large customers.  The net income for the three months ended September 30, 2001 was $361,249 or $.15 per share, compared to a net income of $546,616 or $.23 per share, for the three months ended September 30, 2000.  The unfavorable variance in net income for the quarter ended September 30, 2001 compared to the prior year quarter was the result of realizing lower margins on reduced revenue levels as well as changes in the mix of products manufactured.

The Company had revenues of $41,173,806, compared to revenues of $39,492,921, for the nine-month periods ended September 30, 2001 and 2000, respectively.  The increased revenues result primarily from additional revenues generated from internal customer sales growth.  The net income for the nine- month period ended September 30, 2001, was $1,157,396 or $.49 per share, compared to net income of $1,404,845 or $.59 per share for the same period in 2000. The year to date results reflects the effect of the product mix change from high margin product to low margin product due to the downturn in the economy.  To offset the effect in future quarters, the Company has taken aggressive cost-reduction measures across the corporation, including consolidation of plant operations and reassessment of personnel needs.

The Company's 90 day order backlog was $11,500,000 as of September 30, 2001, compared with $10,750,000 at the beginning of the quarter.  Based on the current conditions, the Company anticipates revenue levels in the fourth quarter of 2001 to be higher than third quarter of 2001.

(2.) Liquidity and Capital Resources.

The Company's working capital increased to $11,596,586 at the close of third quarter 2001, compared to $9,633,539 as of December 31, 2000.  The Company believes that its financial stability will continue to improve during 2001 and would expect that its operating cash flow and available credit faculties will be sufficient to fund the expected growth in the near term.

Forward-Looking Statements

Those statements in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements generally will be accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “possible,” “potential,” “predict,” “project,” or other similar words that convey the uncertainty of future events or outcomes.  Although Nortech Systems, Inc. believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate.  Forward-looking statements involve a number of risks and uncertainties.  Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•      Volatility in the marketplace which may affect market supply and demand the Company’s products;

•      Increased competition;

•      Changes in the reliability and efficiency of the Company’s operating facilities or those of third parties;

•      Risks related to availability of labor;

•      General economic, financial and business conditions that could the Company’s financial condition and results of operations.

The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company.  Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements.  All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the forgoing cautionary statements.  The Company undertakes no obligations to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

PART II  - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

None

(The remainder of this page was intentionally left blank.)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 6, 2001

NORTECH SYSTEMS INCORPORATED

By:	/s/ Quentin E. Finkelson

Quentin E. Finkelson
President and Chief
Executive Officer

By:	/s/ Garry M. Anderly

Garry M. Anderly
Principal Financial
Officer and Principal
Accounting Officer