Form 10-K
period 2001-12-31
NORTECH SYSTEMS INC
filed 2002-04-01
CIK 722313

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 Common Stock, $.01 per share par value.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        Based upon the $10.70 per share average of the closing bid and asked prices, respectively, on March 6, 2002 for the shares of common stock of the Company, the aggregate market value of the Company's common stock held by non-affiliates as of such date was $11,714,456.

        As of March 1, 2002 there were 2,361,192 shares of the Company's $.01 per share par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents are incorporated by reference to the parts indicated of the Annual Report on Form 10-K:

Parts of Annual Report on Form 10-K	Documents Incorporated by Reference
Part III
Item 10 11 12
Reference is made to the Registrant's proxy statements to be used in connection with the 2002 Annual Shareholders' meeting and filed with the Securities and Exchange Commission no later than April 30, 2002.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED
Annual Report on Form 10-K
for the year ended December 31, 2001

INDEX

		Page
PART I
Item 1.	Business	4-7
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
PART II
Item 5.	Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters	8
Item 6.	Selected Financial Data	8
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-10
Item 7a.	Quantitative and Qualitative Disclosure about Market Risk	10
Item 8.	Consolidated Financial Statements and Supplemental Data	11-31
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
PART III
Item 10.	Directors and Executive Officers of the Registrant	31
Item 11.	Executive Compensation	31
Item 12.	Security Ownership of Certain Beneficial Owners and Management	31
Item 13.	Certain Relationships and Related Transactions	31
PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	32-35
	Signatures	36

PART I

ITEM 1. BUSINESS

Description of Business

        Nortech Systems Incorporated and Subsidiary (the "Company") is a Minnesota corporation organized in December 1990. Prior to December 1990, the Company operated as DSC Nortech, Inc., which filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code during 1990. The business and assets of DSC Nortech, Inc. were transferred to Nortech Systems Incorporated during 1990. The Company's headquarters are in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. The Company maintains various manufacturing facilities in Minnesota locations of Bemidji, Fairmont, Baxter, and Merrifield as well as Augusta, Wisconsin. The Company manufactures wire harnesses, cables, electronic sub-assemblies and components, and printed circuit board assemblies. The Company provides a full "turnkey" contract manufacturing service to its customers. A majority of revenue is derived from products that are built to the customer's design specifications. Nortech Medical Services, Inc., it's wholly owned subsidiary, provides service bureau and office management services to physicians and clinics throughout Minnesota.

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

        The strategy of the Company in that regard has been to expand its customer base, and has added several new customers from various industries; including Companies engaged in the production of medical products, super computers, mid-size and micro computer business systems, automotive industry, defense industry and industrial products. The Company's strategy is to develop a customer base spanning several industry segments to avoid the affects of fluctuations within a given industry. Some of the Company's major customers are G.E. Medical Systems, Raytheon, SPX Corporation, Kodak, Thermo King, Polaris, Cubic, Icon Systems, Allen-Bradley, Semitool, Silicon Graphics and United Defense.

        The Company believes that contract manufacturing will continue to grow and expand in the United States and offshore because contract manufacturing provides OEMs with a quality product at a price well below that available in the OEM's own facility. This is due primarily to the specialization available through the contract manufacturer with significantly lower overhead costs and ability to solve logistical problems with offshore manufacturing.

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

        In March 1995, the Company acquired all of the assets of Monitor Technology Corporation. The Company had continued the business of Monitor Technology Corporation, (named Imaging Technologies and known as the Company's Display Products operating segment), which was the manufacturing of large-screen, high-resolution video monitors for radar, document and medical imaging as well as repair services on internally and externally produced monitors. In June 1999, the Company adopted a formal plan to discontinue the Imaging Technologies Division and it was ultimately sold in February of 2000.

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

Business Strategy

        The Company believes the electronic manufacturing sub-contracting business is emerging from a small job shop oriented business into a dynamic, high technology electronics industry. The Company operates mainly in the wire harness and cable assemblies, and printed circuit board assemblies markets, and intends to expand from this market segment into complete electromechanical assemblies using the resources acquired from the addition of Zercom Corporation. Many companies no longer perform this type of work on a captive, in-house basis, as they are finding that independent subcontractors can more cost effectively perform this specialized work.

        As part of the Company's commitment to quality, the Bemidji location became ISO 9002 Certified in July 1995, the Merrifield location became ISO 9002 Certified in October 1998, the Aerospace operation became ISO 9001 certified and AS 9000 recognized in April 1999, the Intercon I location became ISO 9002 certified in October 1999. All operations continue to actively maintain their certifications. The Company believes these certifications benefit its current customer base as well as attract new business opportunities.

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

Marketing

        The Company is continuing to concentrate its marketing activities in the medical, industrial, automotive and military manufacturing industries. The emphasis continues to be on mature companies, which require a contract manufacturer with a high degree of manufacturing and quality sophistication, including statistical process control (SPC), statistical quality control (SQC), International Standards Organization (ISO) and Aerospace Systems 9100 (AS). The Company has initiated efforts to expand its markets beyond the Upper Midwest area. New market opportunities are being pursued in Mexico, Asia and Europe, as well as industry publications and selected trade shows. The Company markets its products and services through internal sales people and manufacturers' representatives. The Company's marketing strategy emphasizes the sophistication of its manufacturing services. The basic systems, procedures, and disciplines normally associated with a mature corporate environment are in place. All the Company's employees are well trained in SPC and SQC.

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

Competition

        The contract manufacturing industry is characterized by competition among a variety of sources, including small closely held companies, larger full-service manufacturers, company-owned facilities and foreign competitors. The Company does not believe that the smaller operations are significant competitors, as they do not seem to have the capabilities required by target customers of the Company. The Company believes that foreign competitors do provide a substantial competitive threat as shown by the commoditization of PC/printer cable and the "bargain basement" prices. Many OEM's have moved their manufacturing to foreign soil, and in doing so have minimized freight costs to ship to their locations. Technical support from foreign competition has improved greatly along with their ability to be more responsive to engineering and schedule changes. The willingness of foreign competitors to "stock" finished product at warehouse locations in the United States is another competitive move.

        The Company has contractual agreements that allow its products to be manufactured in both China and Mexico, thereby making itself competitive with foreign low cost competitors.

        The Company will pursue acquisitions, mergers, or joint ventures of manufacturing companies/facilities in low cost countries to retain and grow its customer/revenue base and support its strategic vision to be a competitive world class Electronic Manufacturing Services provider.

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

        The Company's 90 day order backlog was approximately $10.6 million on December 31, 2000 and approximately $10.8 million on December 31, 2001. This backlog will be realized as revenue within the first quarter of 2002.

Major Customers

        The Company sells its products to companies in the computer, medical, governmental and various other industries. Historically, the Company has not experienced significant losses on customer receivable collections in any particular industry or geographic area.

        One customer, G.E. Medical, accounted for 24% and 13% of sales for the years ended December 31, 2001 and 2000, respectively. This reflects Nortech Systems, Inc. position as a key supplier to G.E. Medical and the increased growth rate for the medical industry.

Research and Development

        The Company expended no dollars in 2001, 2000 and 1999, on Company-sponsored research and development.

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

Employees

        The Company has 484 full-time, 119 part-time and 112 temporary employees as of December 31, 2001. Manufacturing, manufacturing product support and medical support services comprise 664 employees while general administration comprises 51 employees.

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

        In connection with the Zercom acquisition, the Company acquired the building with approximately 45,800 square feet in Merrifield, Minnesota. This facility is used for the building of surface mount printed circuit board assemblies and electro-mechanical assemblies. The Company also assumed the lease of a building in Aitkin, Minnesota, which provides 10,750 square feet, which, was used for video cable assembly and storage. The lease is scheduled to expire December 1, 2005 at which time the Company has an option to purchase.

        The Company also leases a 7,500 square foot building in Baxter, Minnesota for electronic board repair for medical equipment. The lease is scheduled to expire June 30, 2006.

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

        (The remainder of this page was intentionally left blank)

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

        The high and low closing sales prices for the Company's Common Stock, as reported on the NASDAQ, for each quarterly period within the two most recent years were as follows:

Quarter Ended	Low	High
March 31, 2001	$6.281	$9.063
June 30, 2001	$7.030	$8.360
September 30, 2001	$4.000	$7.250
December 31, 2001	$4.000	$6.650
March 31, 2000	$2.313	$5.313
June 30, 2000	$2.750	$7.000
September 30, 2000	$6.750	$12.625
December 31, 2000	$6.375	$12.563

        These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

        As of March 9, 2002, there were approximately 1,161 holders of shares of the Company's Common Stock. The Company has never paid a cash dividend on shares of its Common Stock and does not intend to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected historical financial data set forth below have been derived from, and are qualified by reference to the audited Consolidated Financial Statements of Nortech Systems Incorporated and Subsidiary as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001. The audited financial statements of Nortech Systems Incorporated and Subsidiary referred to above are included elsewhere herein. The selected historical financial data set forth below as of December 31, 1999, 1998 and 1997 and for each of the two years in the period ended December 31, 1998 have been derived from the audited financial statements of Nortech Systems Incorporated and Subsidiary not included herein. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto of Nortech Systems Incorporated and Subsidiary included elsewhere herein.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

	FOR THE YEARS ENDED
	Dec 31, 2001	Dec 31, 2000	Dec 31, 1999	Dec 31, 1998	Dec 31, 1997
Sales	58,460,589	$54,775,279	$38,498,459	$35,356,813	$32,907,135
Income From Continuing Operations	2,102,863	2,043,573	1,070,799	826,009	1,073,903
Basic Earnings From Continuing Operations Per Share of Common Stock	0.89	0.86	0.46	0.35	0.45
Total Assets	29,507,538	28,652,949	23,603,716	24,175,707	23,995,717
Total Long-Term Debt	9,791,722	7,665,536	10,246,911	11,146,537	10,388,620

        Certain amounts above have been restated to reflect the results of continuing operations.

        For additional selected Financial Data (Past two years by quarter information), see Note 13 of the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations For Years Ended December 31, 2001, 2000, and 1999

Revenues

        For the years ended December 31, 2001 and 2000, the Company had sales of $58.5 million and $54.8 million, respectively. The increase of $3.7 million or 6.8%, resulted primarily from internal growth of our current customer base. The major increases were in the medical and defense industries. The Company's emphasis is to continually seek mature companies that require a contract manufacturer with a high degree of manufacturing and quality sophistication. For the year ended December 31, 1999 the Company had sales of $38.5 million. The approximate 42.4% increase in sales in 2000 was attributable primarily to internal growth of our current customer base. The Company expects revenue growth to continue at a moderate rate for the year 2002.

Gross Profit

        For the years ended December 31, 2001, 2000 and 1999, the Company had gross profit of $10.4 million, $10.3 million, and $6.5 million, respectively. Gross profits as a percentage of gross sales were 17.9%, 18.7%, and 16.7% for the years ended December 31, 2001, 2000 and 1999, respectively. As revenues grow, the Company continues to strive to hold down cost levels by improving productivity and reducing material costs in order to help offset the request for price reductions from customers. The price competitive nature of the business requires the use of service, quality and timely delivery to help attract customers.

Selling

        Selling expenses were $2.8 million, $2.2 million, and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The majority of the increase from 1999 to 2000 and from 2000 to 2001 reflected the costs related to additional internal sales force and commissioned sales on revenue growth.

General and Administrative

        For the years ended December 31, 2001, 2000 and 1999, general and administrative expenses were $3.4 million, $4.0 million and $2.4 million, respectively. The reduction in expenses from 2000 to 2001 reflected the use of cost cutting methods and a reduction in administrative staff. The increase in expenses from 1999 to 2000 reflected the costs related to succession planning and incentive compensation.

Interest Income

        Interest income for the years ended December 31, 2001, 2000 and 1999 were $.018 million, $.028 million and $.027 million, respectively. The interest income was realized as a result of various investments of cash.

Miscellaneous Income

        Miscellaneous income was $.003 million, $.016 million and $.039 million for the years ended December 31, 2001, 2000 and 1999, respectively. The miscellaneous income resulted primarily from charges for miscellaneous services that vary by year.

Interest Expense

        Interest expense was $.78 million, $1.0 million, and $.82 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company has maintained level debt by reinvesting the profits in the growth of the Company. However, prime lending rates decreased in 2001 resulting in lower interest expense.

Income Taxes

        Income tax expense was $1.4 million, $1.1 million, and $.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        All of the Alternative Minimum and other tax credits available at the end of December 31, 2000 were used to offset federal income taxes due in 2001.

        The Company utilized operating loss carryforwards of $1.5 million and $.9 million for the years ended December 31, 2000, and 1999, respectively, to offset federal taxable income. The Company also utilized $.001million of an expiring investment tax credit to offset federal tax and forfeited an additional $.039 million of credits due to expiration in 2000.

Net Income

        The Company's net income from continuing operations in 2001 was $2.1 million or $.89 per common share. The Company's net income from continuing operations in 2000 was $2.0 million or $.86 per common share. The Company's net income from continuing operations in 1999 was $1.1 million or $.46 per common share. The Company believes that the effect of inflation on past operations has not been significant and anticipates that inflation will not have a significant impact on future operations.

Liquidity and Capital Resources

        The Company's working capital increased from $9.6 million as of December 31, 2000, to $14.5 million on December 31, 2001. Increase in working capital is due to refinancing majority of its debt with Wells Fargo Bank, N.A on January 31, 2002 (refer to Note 4 in the notes to Consolidated Financial Statements for further disclosures). Stockholders equity increased from $8.5 million on December 31, 2000, to $10.6 million on December 31, 2001 as a result of the Company's 2001 net profit from continuing operations. The Company's liquidity and capital resources are strong, and the Company believes that its future financial requirements can be met with funds generated from the operating activities and from the Company's operating line of credit.

Provision for the Private Securities Litigation Reform Act of 1995

        While this release is based on management's best judgment and current expectations, actual results may differ based on many factors, including the Company's competitive performance and changes in market conditions.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        Upward and downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings will effect the Company's future earnings. However, a ten-percent change in the 2001 effective average interest rate on variable earnings should not have a material effect on the Company's earnings for 2002.

        (The remainder of this page was intentionally left blank)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Independent Auditor's Report of:
Larson, Allen, Weishair & Co., LLP	12
Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2001 and 2000	13
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999	14
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999	15
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	16
Notes to Consolidated Financial Statements	17-30

        (The remainder of this page was intentionally left blank.)

INDEPENDENT AUDITOR's REPORT

Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota

         We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

LARSON, ALLEN, WEISHAIR & CO., LLP

St. Cloud, Minnesota
February 13, 2002

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

	2001	2000
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$181,730	$527,998
Accounts Receivable, Less Allowance for Uncollectible Accounts	9,110,730	8,580,791
Inventories	12,451,479	11,595,135
Prepaid Expenses	306,428	47,462
Deferred Tax Asset	1,492,000	1,422,000

Total Current Assets	$23,542,367	$22,173,386

PROPERTY AND EQUIPMENT
Land	$151,800	$151,800
Building and Leasehold Improvements	4,399,166	4,234,621
Manufacturing Equipment	4,878,954	4,594,607
Office and Other Equipment	2,434,429	2,325,189

Total Property and Equipment	$11,864,349	$11,306,217
Accumulated Depreciation	(5,999,451)	(4,987,805)

Net Property and Equipment	$5,864,898	$6,318,412

OTHER ASSETS
Goodwill and Other Intangible Assets	$83,478	$99,750
Deferred Tax Asset	—	31,000
Other Assets from Discontinued Operations	16,795	30,401

Total Other Assets	$100,273	$161,151

Total Assets	$29,507,538	$28,652,949

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current Maturities of Notes and Capital Lease Payable	$501,681	$3,333,401
Accounts Payable	4,866,442	5,743,836
Accrued Payroll and Commissions	2,171,124	1,668,748
Accrued Income Taxes	538,706	182,330
Other Liabilities	845,586	1,200,296
Net Current Liabilities from Discontinued Operations	159,484	411,236

Total Current Liabilities	$9,083,023	$12,539,847

LONG-TERM LIABILITIES
Notes and Capital Lease Payable (Net of Current Maturities)	$9,791,722	$7,665,536
Deferred Tax Liability	61,000	—

Total Long-Term Liabilities	$9,852,722	$7,665,536

Total Liabilities	$18,935,745	$20,205,383

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred Stock, $1 Par Value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	$250,000	$250,000
Common Stock $.01 Par Value; 9,000,000 Shares Authorized; 2,361,192 and 2,361,055 Shares Issued and Outstanding at December 31, 2001 and 2000, Respectively	23,612	23,611
Additional Paid-In Capital	12,179,399	12,158,036
Accumulated Deficit	(1,881,218)	(3,984,081)

Total Shareholders' Equity	$10,571,793	$8,447,566

Total Liabilities and Shareholders' Equity	$29,507,538	$28,652,949

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
NET SALES	$58,460,589	$54,775,279	$38,498,459
COST OF GOODS SOLD	(48,014,244)	(44,507,489)	(32,050,325)

GROSS PROFIT	$10,446,345	$10,267,790	$6,448,134

OPERATING EXPENSES
Selling Expenses	$2,847,727	$2,186,930	$1,600,410
General and Administrative Expenses	3,367,062	4,005,127	2,383,467

Total Operating Expenses	$6,214,789	$6,192,057	$3,983,877

INCOME FROM CONTINUING OPERATIONS	$4,231,556	$4,075,733	$2,464,257

OTHER INCOME (EXPENSE)
Interest Income	$17,921	$28,197	$26,923
Miscellaneous Income	2,581	16,175	39,172
Interest Expense	(776,195)	(997,532)	(818,553)

Total Other Expense	$(755,693)	$(953,160)	$(752,458)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$3,475,863	$3,122,573	$1,711,799
INCOME TAX EXPENSE	(1,373,000)	(1,079,000)	(641,000)

INCOME FROM CONTINUING OPERATIONS	$2,102,863	$2,043,573	$1,070,799
LOSS FROM DISCONTINUED OPERATIONS	—	—	(3,058,465)

NET INCOME (LOSS)	$2,102,863	$2,043,573	$(1,987,666)

EARNINGS (LOSS) PER SHARE:
Basic
Income from Continuing Operations	$0.89	$0.86	$0.46
Loss from Discontinued Operations	—	—	(1.30)

Net Income (Loss)	$0.89	$0.86	$(0.84)

Average Number of Common Shares Outstanding Used for Basic Earnings (Loss) Per Share	2,361,192	2,357,457	2,351,775

Diluted
Income from Continuing Operations	$0.86	$0.83	$0.45
Loss from Discontinued Operations	—	—	(1.29)

Net Income (Loss)	$0.86	$0.83	$(0.84)

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,457,088	2,449,528	2,365,844

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
BALANCE
DECEMBER 31, 1998	$250,000	$23,514	$12,131,045	$(4,039,988)	$8,364,571
1999 Net Loss	—	—	—	(1,987,666)	(1,987,666)
Issuance of Stock	—	5	1,570	—	1,575

BALANCE
DECEMBER 31, 1999	$250,000	$23,519	$12,132,615	$(6,027,654)	$6,378,480
2000 Net Income	—	—	—	2,043,573	2,043,573
Issuance of Stock	—	92	25,421	—	25,513

BALANCE
DECEMBER 31, 2000	$250,000	$23,611	$12,158,036	$(3,984,081)	$8,447,566
2001 Net Income	—	—	—	2,102,863	2,102,863
Issuance of Stock	—	1	21,363	—	21,364

BALANCE
DECEMBER 31, 2001	$250,000	$23,612	$12,179,399	$(1,881,218)	$10,571,793

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	2001	2000	1999
CASH PROVIDED BY OPERATING ACTIVITIES
Net Income (Loss)	$2,102,863	$2,043,573	$(1,987,666)
Plus Loss from Discontinued Operations	—	—	3,058,465

Income from Continuing Operations	$2,102,863	$2,043,573	$1,070,799
Adjustments to Reconcile Net Income from Continuing Operations to Net Cash Provided by Continuing Operations:
Depreciation and Amortization	1,181,754	1,069,332	940,101
Deferred Taxes	22,000	808,000	556,000
Loss (Gain) on Disposal of Assets	—	(1,081)	695
Loss on Disposal of Stock Investment	—	—	56,250
Changes in Current Operating Items:
Accounts Receivable	(529,939)	(3,153,350)	(780,063)
Inventory	(856,344)	(2,869,718)	(920,048)
Prepaid Expenses	(258,966)	54,694	144,572
Accounts Payable	(877,394)	1,641,855	1,352,293
Accrued Payroll and Commissions	502,376	797,973	259,925
Accrued Income Taxes	356,376	182,330	—
Other Liabilities	(592,856)	281,432	300,806

Net Cash Provided by Continuing Operations	$1,049,870	$855,040	$2,981,330
Net Cash Used by Discontinued Operations	—	—	(982,481)

Net Cash Provided by Operating Activities	$1,049,870	$855,040	$1,998,849

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Discontinued Operations	$—	$250,000	$—
Proceeds from Sale of Assets	—	206,691	—
Acquisition of Equipment & Leasehold Improvements	(711,968)	(949,814)	(1,070,396)

Net Cash Used by Investing Activities	$(711,968)	$(493,123)	$(1,070,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Long-Term Debt	$(939,534)	$(1,137,932)	$(1,375,481)
Proceeds from Long-Term Debt	234,000	825,000	525,000
Issuance of Common Stock	21,364	25,513	—

Net Cash Used by Financing Activities	$(684,170)	$(287,419)	$(850,481)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(346,268)	$74,498	$77,972
Cash and Cash Equivalents—Beginning	527,998	453,500	375,528

CASH AND CASH EQUIVALENTS—ENDING	$181,730	$527,998	$453,500

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

        Nortech Systems Incorporated (the "Company") is a Minnesota corporation with headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. The Company has manufacturing facilities located in Bemidji, Fairmont, Merrifield and Baxter, Minnesota as well as Augusta, Wisconsin.

        The Company manufactures wire harnesses, cables and electromechanical assemblies, printed circuit boards and higher-level assemblies for a wide range of commercial and defense industries. The Company provides a full "turn-key" contract manufacturing service to its customers. All products are built to the customer's design specifications. Products are sold to customers both domestically and internationally. The Company also provides repair service on circuit boards used in machines in the medical industry.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

        The Company considers its investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of short term repurchase agreements.

Receivables

        Accounts receivable are reported net of an allowance for uncollectible accounts. The allowance for losses arising from uncollectible accounts is based on historical bad debt experience and an evaluation of periodic aging of the accounts. The allowance for uncollectible accounts for continuing operations was $318,557 and $187,294 at December 31, 2001 and 2000, respectively.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market (based on the lower of replacement cost or net realizable value). Costs include material, labor, and overhead required in the warehousing and production of the Company's products. Inventory is shown net of reserve for excess and obsolete inventory as follows:

	2001	2000
Raw Materials	$10,430,426	$9,455,764
Work in Process	1,676,730	1,848,025
Finished Goods	1,698,373	1,298,626
Reserves	(1,354,050)	(1,007,280)

Total	$12,451,479	$11,595,135

Property and Equipment and Depreciation

        Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation is removed from the accounts and the resulting gain or loss is reflected in operations. Property and equipment are depreciated by the straight-line and accelerated methods of depreciation over their estimated useful lives. Accelerated depreciation did not materially exceed straight-line depreciation for the years ended December 31, 2001, 2000, and 1999.

Goodwill

        Goodwill representing the excess of the purchase price over the fair value of the net assets of the acquired entities is being amortized on a straight-line basis over the period of expected benefit of fifteen years. Total amortization of goodwill recorded from continuing operations for each of the three years in the period ended December 31, 2001 was $8,121. The carrying value of goodwill is reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period. Should this review indicate that goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of undiscounted cash flows.

Intangible Assets

        Intangible assets represent certification costs which are being amortized over a period of seven years. The related amortization expense from continuing operations for each of the three years in the period ended December 31, 2001 was $8,151.

Preferred Stock

        Preferred stock issued is noncumulative and nonconvertible.

Revenue Recognition

        Revenue from product sales is recognized upon shipment to customer, title passing and all obligations of the Company have been satisfied. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded.

Shipping and Handling Costs

        The Company's shipping and handling costs charged to its customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold for all periods presented.

Advertising

        Advertising costs are charged to operations as incurred. Total amounts charged to expense for continuing operations for each of the three years in the period ended December 31, 2001 were $131,199, $94,860, and $139,594, respectively.

Income Taxes

        The Company accounts for income taxes under FASB Statement No. 109, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are recognized annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Stock Based Compensation

        The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Option ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation cost is determined based on the difference, if any, on the grant date between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized over the vesting period.

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

Cash Flow Information

        The Company paid income taxes of $994,624 and $80,880 for the years ended December 31, 2001 and 2000, respectively, and received a net income tax refund of $6,461 for the year ended December 31, 1999. Continuing operations of the Company paid interest expenses of $713,352, $996,663 and $840,746 for the years ended December 31, 2001, 2000 and 1999, respectively.

        During the year ended December 31, 2000, the trade of the prior leased building, forgiveness of debt, and establishment of the capital lease payable resulted in a non-cash transaction of $204,879.

        During the year ended December 31, 1999, the Company had a $2,418,245 non-cash transaction resulting from the reduction of discontinued assets to their net realizable values.

Segment Reporting Information

        During 1999, the Company formally adopted a plan to dispose of two of its operating segments, including Display Products and Medical Management. See additional disclosures regarding these discontinued operations in Note 9. The Company's results from continuing operations for the years ending December 31, 2001, 2000 and 1999, consist entirely of the Contract Manufacturing segment.

        Foreign revenues for the Contract Manufacturing operating segment represent 2% of consolidated revenues for the years ended December 31, 2001, 2000 and 1999. Long-lived assets related to the Contract Manufacturing operating segment are located entirely within the United States.

Recent Pronouncements Not Yet Adopted

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (SFAS No. 141), Business Combinations and No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS No. 142 becomes effective for the first quarter of 2002. Management believes that SFAS No. 141 and SFAS No. 142 will have no significant effect on the balance sheet, results of operations and cash flows of the Company.

        In August 2001, the FASB issued SFAS No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. As of December 31, 2001, management believes that SFAS No. 144 will have no significant effect on the balance sheet, results of operations, and cash flows of the Company.

Reclassifications

        Certain reclassifications were made to the 1999 and 2000 financial statements to conform to the 2001 presentation. Such reclassifications had no impact on net income or equity.

NOTE 2    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. With regard to cash, the Company maintains its excess cash balances in checking and money market accounts at three high-credit quality financial institutions. These balances exceed the federally insured limit by $132,419 and $288,435 at December 31, 2001 and 2000, respectively. The Company has not experienced any losses in any of the short-term investment instruments it has used for excess cash balances. The Company does not require collateral on its receivables; however, credit risk is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas and industries. Historically, the Company has not suffered significant losses with respect to trade accounts receivable.

        One customer accounted for 17% of accounts receivable at December 31, 2001 and approximately 24%, 13% and 12% of sales for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 3    OTHER LIABILITIES

        The Company has self insured its employee health and dental plans. It has contracted with two separate administrative service companies to supervise and administer the programs and act as representatives. The Company's health plan insures for excessive or unexpected claims and is liable for claims not to exceed $60,000 per individual per plan year and an estimated aggregate amount of $3,483,000 for the current plan year. The Company's dental plan pays claims based on actual amounts incurred. Estimated claims for incurred health and dental services of approximately $391,413 and $485,403 were included in other liabilities at December 31, 2001 and 2000, respectively.

NOTE 4    LONG-TERM DEBT

Description	2001	2000
Revolving Lines of Credit—Wells Fargo Bank Minnesota, N.A., Borrowing Limit of $6,000,000; Interest at Highest Prime Rate in "Money Rate" Table in Wall Street Journal; Due January 2002; Secured by Accounts Receivable, Equipment, Inventory, and General Intangibles	$5,029,698	$5,425,000
Promissory Notes Payable—Wells Fargo Bank Minnesota, N.A., Interest at Highest Prime Rate in "Money Rate" Table in Wall Street Journal; Due January 2002; Secured by Accounts Receivable, Equipment, Inventory, General Intangibles and Personal Guaranty of Majority Stockholder	1,400,000	1,400,000
Notes Payable—Wells Fargo Bank Minnesota, N.A., Interest at 4.75%, Monthly Installment Payments Through March 2004; Secured by Accounts Receivable, Equipment, Inventory, General Intangibles and Real Estate	787,569	854,909
Note Payable—Communications Systems, Inc., Interest at Prime as Established by U.S. Bank Minneapolis, Balloon Payment Due January 2002; Secured by Underlying Assets Purchased	2,765,390	2,965,390
Notes Payable—Other, Interest Ranging From 8.0% to 8.5%; Monthly Installment Payments Through 2009; Secured by Land, Building, Leasehold Improvements, Equipment and Vehicle	87,043	113,707
Capitalized Lease Payable—City of Augusta, Wisconsin, Monthly Installment Payments through December 2003: See Footnote 5 for Additional Capital Lease Disclosures	223,703	239,931

Total Notes and Capital Lease Payable	$10,293,403	$10,998,937
Current Maturities of Notes and Capital Lease Payable	(501,681)	(3,333,401)

Notes and Capital Lease Payable—Net of Current Maturities	$9,791,722	$7,665,536

        The weighted average interest rate on the Company's two lines of credit was 6.92% and 9.24% for the years ended December 31, 2001 and 2000, respectively.

        The Company refinanced its lines of credit and $5,031,410 of notes payable with Wells Fargo Bank, N.A on January 31, 2002. The refinanced debt was structured using three instruments including a $1,750,000 equipment note, a $2,500,000 real estate note and an $8,000,000 revolving line of credit.

        The $1,750,000 equipment note and the $2,500,000 real estate notes are payable in monthly principal installments of $29,167 and $13,889, respectively, plus accrued interest, and mature February 2007. The $8,000,000 revolving line of credit requires monthly interest payments and is scheduled to mature January 31, 2005. The term notes and revolving line of credit bear interest equal to the prime rate published by Well's Fargo Bank, N.A and are secured by substantially all the Company's assets.

        The refinanced line of credit agreement includes a provision that commits the Company to pay a minimum of $150,000 of interest annually.

        All Wells Fargo Bank, N.A. debt agreements contain certain covenants, which, among other things, will require the Company to adhere to regular reporting requirements, maintain certain financial ratios, and limit the amount of annual capital expenditures. There were no covenant violations at or for the year ended December 31, 2001.

        Maturity requirements, which reflect the terms of the refinanced debt, are as follows:

Years Ending December 31,	Amount
2002	$501,681
2003	716,468
2004	516,667
2005	6,445,810
2006	516,667
Later Years	1,481,850

$10,179,143

NOTE 5    CAPITAL LEASE

        In January 2000, the former manufacturing facility in Augusta, Wisconsin was traded for a new facility with the same lessor. The Company entered into a capital lease for this location and will take ownership upon maturity of lease in 2003. Depreciation on the building under capital lease is included in depreciation expense. The Company's land and building held under the capital lease on the balance sheet consist of the following:

	2001	2000
Land	$10,000	$10,000
Building	368,912	368,912
Less: Accumulated Depreciation	18,918	9,459

Total	$359,994	$369,453

        Minimum future lease obligations on the long-term capital lease in effect at December 31, 2001 are as follows:

Years Ending December 31,	Amount
2002	$42,000
2003	217,000

Total Minimum Lease Payments	$259,000
Less: Amount Representing Interest	35,297

Capitalized Lease Obligation	$223,703

NOTE 6    PREFERRED STOCK TRANSACTIONS

        The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2001, 2000, and 1999.

NOTE 7    OPERATING LEASES

        The Company has entered into various operating leases for production and office equipment, office space and buildings. The Company has the option to purchase various equipment upon lease expiration at fair market value. The Company also has the option to purchase the Aitkin, MN manufacturing plant, currently under an operating lease, upon expiration of lease. The Company has the option to renew the lease for the Baxter, MN facility for an additional five years upon expiration of the initial lease term.

        Rent expense from continuing operations, which includes amounts for short term leases, for the years ended December 31, 2001, 2000, and 1999, was $661,475, $619,065, and $459,739, respectively.

        The future minimum lease payments are as follows:

Years Ending December 31,	Amount
2002	$364,914
2003	259,509
2004	206,961
2005	137,252
2006	19,800

Total	$988,436

NOTE 8    INCOME TAXES

        The provision for income taxes for each of the three years in the period ended December 31, 2001, consists of the following:

	2001	2000	1999
Current Taxes—Federal	$1,116,000	$154,000	$17,000
Current Taxes—State	235,000	117,000	68,000
Deferred Taxes	22,000	808,000	556,000

Total Expense	$1,373,000	$1,079,000	$641,000

        Net deferred tax assets at December 31, 2001 and 2000, consist of the following:

	2001	2000
Tax Credit Carryforwards	$—	$166,000
Unrealized Loss on Discontinued Operations	117,000	200,000
Allowance for Doubtful Accounts	126,000	88,000
Inventory Reserves	644,000	539,000
Accrued Vacation	219,000	209,000
Accrued Warranty	19,000	16,000
Health Insurance Reserve	149,000	185,000
Accrued Bonuses	190,000	152,000
Other Reserves	28,000	34,000
Property and Equipment	(61,000)	(136,000)

Total	$1,431,000	$1,453,000

        The statutory rate reconciliation for each of the three years in the period ended December 31, 2001 is as follows:

	2001	2000	1999
Statutory Tax Provision	$1,182,000	$1,062,000	$582,000
State Income Taxes	209,000	200,000	115,000
Additional Credit Carryforwards	(18,000)	(22,000)	(33,000)
Reduction in Deferred Tax Valuation Allowance (Net of Expired Tax Credit Carryforwards)	—	(165,000)	—
Other	—	4,000	(23,000)

Income Tax Expense	$1,373,000	$1,079,000	$641,000

        All of the Alternative Minimum and other tax credits available at the end of December 31, 2000 were used to offset federal income taxes due in 2001.

        The Company utilized operating loss carryforwards of $1,468,100 and $902,000 for the years ended December 31, 2000, and 1999, respectively, to offset federal taxable income. The Company also utilized $1,400 of an expiring investment tax credit to offset federal tax and forfeited an additional $38,700 of credits due to expiration in 2000.

NOTE 9    DISCONTINUED OPERATIONS

        On June 30, 1999, the Company adopted a formal plan to sell two of their operating segments, Display Products and Medical Management. On February 22, 2000, the fixed assets and inventory of the Display Products segment were sold to Computron Display Systems. Under the terms of the purchase agreement, the Company sold these assets for $300,000, of which $50,000 was held in escrow to cover future warranty expenses. The assets of Medical Management to be sold consist primarily of receivables and equipment, with an anticipated disposal date occurring prior to December 31, 2002. Results of operations for these segments for the years ended December 31, 2001 and 2000 have been recorded against the reserve established in 1999 to absorb future losses. Results of these operations for the year ending December 31, 1999 have been classified as discontinued.

        The net current liabilities and net non-current assets of discontinued operations consist of the following:

	2001	2000
Cash	$6,665	$21,115
Accounts Receivable	41,788	64,589
Prepaid Expenses	3,859	8,858
Accrued Expenses	(211,796)	(505,798)

Net Current Liabilities of Discontinued Operations	$(159,484)	$(411,236)

Equipment, Net	$16,795	$30,401

Net Non-Current Assets of Discontinued Operations	$16,795	$30,401

        The amount of "Loss from Discontinued Operations" for the year ended December 31, 1999 on the accompanying income statement is a combination of the operating results through the measurement date as well as the estimated loss on disposal of the discontinued operations. The components of the "Loss from Discontinued Operations" includes the following:

1999
Discontinued Operations:
Loss from operations of segments to be disposed of, net of income tax benefit of $83,000 at December 31, 1999	$153,278
Estimated loss on disposal of segments, net of income tax benefit of $1,564,000 at December 31, 1999	2,905,187

Loss from Discontinued Operations	$3,058,465

Earnings (Loss) per Share:
Basic
Loss from discontinued operations	$(0.07)
Estimated loss on segment disposal	(1.23)

Total Loss from Discontinued Operations	$(1.30)

Diluted
Loss from discontinued operations	$(0.06)
Estimated loss on segment disposal	(1.23)

Total Loss from Discontinued Operations	$(1.29)

        Net sales of the Display Products and Medical Management segments for the years ending December 31, 2000 and 1999 were $619,472 and $2,413,638, respectively. Net sales Medical Management segment were $430,365 for the year ending December 31, 2001. These amounts are not included in net sales in the accompanying statements of income.

NOTE 10    401(k) RETIREMENT PLAN

        The Company has a 401(k) profit sharing plan for its employees. The Plan is a defined contribution plan covering all employees of the Company except for employees covered by a collective bargaining agreement and non-resident aliens earning non-U.S. source income. Employees are eligible to participate in the Plan after completing six months of service and attaining the age of 21. Employees are allowed to contribute up to 15% of their wages to the Plan. The Company matches 25% of the employees' contribution, however, employer contributions are limited to 4% of covered compensation. This limit was increased to 6% effective January 1, 2001. The Company made contributions of $100,448, $63,105, and $51,171 during the three years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 11    STOCK OPTIONS AND GAINSHARING INCENTIVE PLANS

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

        The total number of shares of common stock that may be granted under the plan is 350,000, of which 45,500 shares remain available at December 31, 2001. The plan provides that shares granted come from the Company's authorized but unissued common stock. The price of the options granted under the plan will not be less than 100% of the fair market value of the shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

        The fair value of each option grant issued is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were made in estimating fair value:

	2001	2000	1999
Expected Lives (Years)	10	10	10
Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility	57%	99%	61%
Risk-Free Interest Rate	3.25%	6.48 - 6.68%	5.75%

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation costs were charged to operations for the years ending December 31, 2001, 2000, and 1999. Had compensation cost for the Company's stock option plan been determined pursuant to SFAS No. 123, net earnings (loss) and earnings (loss) per share would have been as follows:

	2001	2000	1999
Net Earnings (Loss)
As Reported	$2,102,863	$2,043,573	$(1,987,666)
Pro Forma	$2,024,059	$1,952,077	$(2,062,062)
Basic Earnings (Loss) Per Share
As Reported	$0.89	$0.86	$(0.84)
Pro Forma	$0.86	$0.83	$(0.88)
Diluted Earnings (Loss) Per Share
As Reported	$0.86	$0.83	$(0.84)
Pro Forma	$0.84	$0.81	$(0.87)

        Following is a summary of the fixed stock option plan transactions during 2001, 2000 and 1999.

	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options Outstanding, Beginning of Year	297,500	$4.39	255,500	$4.55	260,500	$4.56
Options Exercised	—	—	(6,000)	2.38	—	—
Options Forfeited	(6,000)	3.13	—	—	(10,000)	5.13
Options Granted	6,000	3.13	48,000	3.27	5,000	5.50

Options Outstanding, End of Year	297,500	$4.39	297,500	$4.39	255,500	$4.55

Option Price Range of Exercised Shares	$—		$1.75 - 5.50		$—
Weighted Average Fair Value of Options Granted During the Year	$3.13		$3.27		$2.40

        The following table summarizes information about fixed-price stock options outstanding at December 31, 2001:

Exercise Prices	Outstanding 12/31/2001	Exercisable 12/31/2001	Remaining Contractual Life
1.750	15,500	15,500	1 Years
1.625	15,000	15,000	2 Years
3.625	16,000	16,000	3 Years
5.250	89,000	89,000	4 Years
5.000	110,000	88,000	6 Years
5.500	4,000	4,000	7 Years
3.125	34,000	8,000	9 Years
4.000	8,000	1,600	9 Years
3.125	6,000	6,000	10 Years

Employee Gainsharing

        During 1993, the Company adopted an employee gainsharing plan. The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. The Company has authorized 50,000 shares to be available under this Plan. In accordance with the terms of the Plan, employees can acquire newly issued shares of common stock for 90% of the current market value. During 2001, 137 gainsharing shares were issued in connection with this plan. Through December 31, 2001, 9,033 shares have been issued under this Plan.

NOTE 12    CONTINGENT LIABILITIES

        The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

NOTE 13    SUPPLEMENTARY FINANCIAL INFORMATION

	Quarter Ending 3/31/2001	Quarter Ending 6/30/2001	Quarter Ending 9/30/2001	Quarter Ending 12/31/2001	Total 2001
NET SALES	$14,845,304	$12,622,055	$13,706,447	$17,286,783	$58,460,589
GROSS PROFIT	2,693,272	1,999,326	2,326,341	3,427,406	10,446,345
NET INCOME FROM CONTINUING OPERATIONS	494,106	302,040	361,249	945,468	2,102,863
BASIC EARNINGS PER SHARE OF COMMON STOCK	0.21	0.13	0.15	0.40	0.89
DILUTED EARNINGS PER SHARE OF COMMON STOCK	0.20	0.12	0.15	0.39	0.86
	Quarter Ending 3/31/2000	Quarter Ending 6/30/2000	Quarter Ending 9/30/2000	Quarter Ending 12/31/2000	Total 2000
NET SALES	$12,568,981	$13,199,584	$13,724,356	$15,282,358	$54,775,279
GROSS PROFIT	2,213,021	2,361,225	2,712,915	2,980,629	10,267,790
NET INCOME FROM CONTINUING OPERATIONS	410,220	448,009	546,616	638,728	2,043,573
BASIC EARNINGS PER SHARE OF COMMON STOCK	0.17	0.19	0.23	0.27	0.86
DILUTED EARNINGS PER SHARE OF COMMON STOCK	0.17	0.19	0.22	0.25	0.83

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 2001 proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2002 and said portions of the proxy statement are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding executive compensation of the Registrant will be included in the Registrant's 2001 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 2002 and said portions of the proxy statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 2001 proxy statements to be filed with the Securities and Exchange Commission no later than April 30, 2002 and said portions of the proxy statements are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

        (The remainder of this page was intentionally left blank.)

PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) 1.	Consolidated Financial Statements—Consolidated Financial Statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 11.
(a) 2.
Consolidated Financial Schedule—The following Consolidated Financial Statement Schedule supporting the Consolidated Financial Statements and the accountant's report thereon are included in this Annual Report on Form 10-K:
Page
Independent Auditor's Report on Supplementary Information
Larson, Allen, Weishair & Co, LLP	34
Consolidated Financial Statement Schedule for the years ended December 31, 2001, 2000 and 1999
II Valuation and Qualifying Accounts	35

        All other schedules are omitted since they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(a) 3.	THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS REPORT:

The following exhibits are incorporated by reference to exhibits 10.1 and 23.1 respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

10.1	Letter of Undertaking, Promissory Notes for Real Estate, Equipment and Revolving Line of Credit between Wells Fargo Bank Minnesota National Association (formerly Norwest Bank Minnesota South, N.A), and the Company.
23.1	Letter of Consent from Larson, Allen, Weishair & Company in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993.

The following exhibit is incorporated by reference to exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

10.2	Lease Agreement for Augusta building at 750 Industrial Park Drive, and Sales Agreement for Augusta building at 350 Industrial Park Drive, both in Augusta, Wisconsin.

The following exhibit is incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.1	Master lease agreement for equipment Amplicon Financial and the Company.

The following exhibit is incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.1	Master lease agreement for equipment Amplicon Financial and the Company.

The following exhibits are incorporated by reference to exhibits 10.1, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.1	Master lease agreement for equipment between Norwest Leasing Company and the Company.
10.6	Security Agreement covering Notes in Exhibits 10.1.
10.7	Promissory Note for acquisition of division between Company and Communications Systems, Inc. dated November 4, 1996.

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

INDEPENDENT AUDITOR'S REPORT ON
SUPPLEMENTARY INFORMATION

         Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota

        Our report on the basic consolidated financial statements of Nortech Systems Incorporated and Subsidiary for 2001, 2000, and 1999, precedes the consolidated financial statements. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on the following page is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

LARSON, ALLEN, WEISHAIR & CO., LLP

St. Cloud, Minnesota
February 13, 2002

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

SCHEDULE II

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

Column A	Column B	Column C	Column D	Column E
Classification	Balance at Beginning of Period	Additions Charged to Costs And Expenses	Add (Deduct)	Balance at End of Period
Year Ended December 31, 2001:
Allowance for Doubtful Accounts	$187,294	$131,263	$—	$318,557
Inventory Obsolescence Reserve	1,007,280	346,770	—	1,354,050

	$1,194,574	$478,033	$—	$1,672,607

Year Ended December 31, 2000:
Allowance for Doubtful Accounts	$102,030	$85,264	$—	$187,294
Inventory Obsolescence Reserve	765,008	611,693	(369,421)	1,007,280
Deferred Tax Valuation Allowance	165,000	—	(165,000)	—

	$1,032,038	$696,957	$(534,421)	$1,194,574

Year Ended December 31, 1999: *
Allowance for Doubtful Accounts	$111,627	$(9,597)	$—	$102,030
Inventory Obsolescence Reserve	419,295	345,713	—	765,008
Deferred Tax Valuation Allowance	165,000	—	—	165,000

	$695,922	$336,116	$—	$1,032,038

*
Amounts have been restated to reflect activities of continuing operations.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTECH SYSTEMS INCORPORATED
March 29, 2002	By:	/s/ GARRY M. ANDERLY Garry M. Anderly Principal Financial Officer and Principal Accounting Officer
March 29, 2002	By:	/s/ QUENTIN E. FINKELSON Quentin E. Finkelson President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2002	By:	/s/ QUENTIN E. FINKELSON Quentin E. Finkelson President, Chief Executive Officer and Director
March 29, 2002	By:	/s/ MYRON KUNIN Myron Kunin, Director
March 29, 2002	By:	/s/ RICHARD W. PERKINS Richard W. Perkins, Director
March 29, 2002	By:	/s/ MICHAEL J. DEGEN Michael J. Degen, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

10.3	Letter of Undertaking, Promissory Notes for Real Estate, Equipment and Revolving Line of Credit between Wells Fargo Bank Minnesota National Association (formerly Norwest Bank Minnesota South, N.A), and the Company.
23.1	Letter of Consent from Larson, Allen, Weishair & Company in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
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
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
INDEPENDENT AUDITOR's REPORT
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2001 AND 2000
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001, 2000, AND 1999
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY SCHEDULE II FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
SIGNATURES
INDEX TO EXHIBITS