Form 10-Q
period 2002-03-31
NORTECH SYSTEMS INC
filed 2002-05-14
CIK 722313

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002.

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

(952) 473-4102
(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable data.

As of April 30, 2002, there were 2,403,248 shares of the Company’s $.01 per share par value common stock outstanding.

(The remainder of this page was intentionally left blank.)

NORTECH SYSTEMS INCORPORATED

FORM 10-Q

QUARTER ENDED MARCH 31, 2002

NORTECH SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001

	MARCH 31	DECEMBER 31
	2002	2001
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$367,156	$181,730
Accounts receivable, net of allowance	9,303,823	9,110,730
Inventories:
Finished goods	2,241,514	1,698,373
Work in process	1,546,277	1,676,730
Raw materials	8,189,618	9,076,376

Total Inventories	$11,977,409	$12,451,479

Prepaid expenses and other	256,634	306,428
Deferred tax assets	1,446,000	1,492,000

Total Current Assets	$23,351,022	$23,542,367

Property and Equipment
Land and building/leaseholds	$4,578,672	$4,550,966
Manufacturing equipment	4,873,729	4,878,954
Office and other equipment	2,514,209	2,434,429

Total Property and Equipment	$11,966,610	$11,864,349

Accumulated depreciation	(6,291,053)	(5,999,451)

Net Property and Equipment	$5,675,557	$5,864,898

Other Assets
Goodwill and other intangible assets	76,777	83,478
Other assets from discontinued operations	15,050	16,795

Total Other Assets	$91,827	100,273

Total Assets	$29,118,406	$29,507,538

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001

	MARCH 31	DECEMBER 31
LIABILITIES AND SHAREHOLDERS’ EQUITY	2002	2001
	(UNAUDITED)	(AUDITED)

Current Liabilities
Current maturities of notes and capital lease payable	$570,184	$501,681
Accounts payable	5,091,616	4,866,442
Accrued payrolls and commissions	1,980,141	2,171,124
Accured income taxes	341,388	538,706
Other liabilities	760,471	845,586
Net current liabilities from discontinued operations	100,694	159,484

Total Current Liabilities	$8,844,494	$9,083,023

Long-Term Liabilities
Notes and capital lease payable (net of current maturities)	$9,027,023	$9,791,722
Deferred tax liability	26,000	61,000
Total Long-Term Liabilities	$9,053,023	$9,852,722
Total Liabilities	$17,897,517	$18,935,745

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	$250,000	$250,000
Common Stock — $0.01 par value; 9,000,000 shares authorized; 2,380,748 and 2,361,192 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	23,807	23,612
Additional paid-in capital	12,209,628	12,179,399
Accumulated deficit	(1,262,546)	(1,881,218)

Total Shareholders’ Equity	$11,220,889	$10,571,793

Total Liabilities & Shareholders’ Equity	$29,118,406	$29,507,538

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND MARCH 31, 2001

	MARCH 31	MARCH 31
	2002	2001
	(Unaudited)	(Unaudited)

Net Sales	$15,362,896	$14,845,304

Cost of Goods Sold	12,583,431	12,152,032

Gross Profit	$2,779,465	$2,693,272

Selling Expenses	714,066	693,663
General and Administrative Expenses	939,535	903,765
Interest Income	(1,414)	(5,418)
Miscellaneous Expense	12,822	68,650
Interest Expense	92,537	241,506

Income from Continuing Operations Before Income Taxes	$1,021,919	$791,106

Income Tax Expense	403,000	297,000

Income from Continuing Operations	$618,919	$494,106

Basic Income per Share of Common Stock	$0.26	$0.21

Diluted Income per Share of Common Stock	$0.25	$0.20

Weighted Average Common Shares:
Basic	2,370,970	2,361,056
Diluted	2,492,045	2,480,917

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND MARCH 31, 2001

	MARCH 31	MARCH 31
	2002	2001
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income from continuing operations	$618,919	$494,106
Adjustments to reconcile net income from continuing operations to net cash provided (used) by continuing operations
Depreciation and amortization	298,303	362,970
Deferred taxes	11,000	75,000
Changes in Operating Assets and Liabilities:
Accounts receivable	(193,093)	22,948
Inventories	474,070	(1,583,924)
Prepaid expenses and other	49,794	(2,182)
Accounts payable	225,174	197,201
Accrued payrolls and commissions	(190,983)	385,979
Accured income taxes	(197,318)	(190,330)
Other liabilities	(85,115)	(135,930)

Net Cash Provided (Used) by Continuing Operations	$1,010,751	$(374,162)
Net Cash Provided (Used) by Discontinued Operations	(57,045)	45,245

Net Cash Provided (Used) by Operating Activities	$953,706	$(328,917)

Cash Flows from Investing Activities:
Acquistion of equipment	$(102,261)	$(298,446)

Net Cash Used by Investing Activity	$(102,261)	$(298,446)

Cash Flows from Financing Activities:
Proceeds from notes payables	$11,505,563	$2,325,000
Payments on notes and capital lease payable	(12,202,006)	(2,028,632)
Issuance of common stock	30,424	969

Net Cash Provided (Used) by Financing Activities	$(666,019)	$297,337

Net Increase (Decrease) in Cash and Cash Equivalents	$185,426	$(330,026)

Cash and Cash Equivalents — Beginning	181,730	527,998

Cash and Cash Equivalents — Ending	$367,156	$197,972

See accompanying notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS DESCRIPTION

Nortech Systems Incorporated (the Company) is a Minnesota corporation with headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota.  The Company has manufacturing facilities located in Bemidji, Fairmont, Merrifield and Baxter, Minnesota as well as Augusta, Wisconsin.

The Company manufactures wire harnesses, cables and electromechanical assemblies, printed circuit boards and higher-level assemblies for a wide range of commercial and defense industries.  The Company provides a full “turn-key” contract manufacturing service to its customers.  All products are built to the customers design specifications.  Products are sold to customers both domestically and internationally.  The Company also provides repair service on circuit boards used in machines in the medical industry.

NOTE 2.  USE OF ESTIMATES

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

NOTE 3.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

NOTE 4.  BASIS OF PRESENTATION

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

The operating results of the interim periods presented are not necessarily indicative of the results expected for the year ending December 31, 2002 or for any other interim period.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

NOTE 5.  SEGMENT REPORTING INFORMATION

During 1999, the Company formally adopted a plan to dispose of two of its operating segments, including Display Products and Medical Management.  See additional disclosures regarding these discontinued operations in Note 9 for the annual consolidated financial contained in the Company’s Annual Report Form 10K for the year ended December 31, 2001 as filed with the SEC.  The Company’s results from continuing operations for the quarters ending March 31, 2002 and 2001 consist entirely of the Contract Manufacturing segment.

NOTE 6.  RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No.141 “Business Combinations” (“SFAS 141”).  The standard eliminates the use of the pooling-of-interest method and improves the accounting and reporting for business combinations.  The adoption of SFAS 141 did not have an impact on the Company’s consolidated financial statements.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.142 (“SFAS 142”) “Goodwill and Other Intangible Assets”.  The statement addresses accounting and reporting for (i) intangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition. SFAS replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement  for an impairment test.  SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangibles assets upon adoption.  After transition, the impairment tests will be performed annually.  SFAS 142 did not have a material impact on the Company’s consolidated financial position or results of operations.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Impairment or Disposal of Long-Lived Assets” (“SFAS 144’).  The provisions of this statement require that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations.  The adoption of SFAS 144 did not materially impact the Company’s consolidated financial positions or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1.) Results of Operations for Quarter and Period Ended March 31, 2002

The Company had revenues of $15,362,896 compared to revenues of $14,845,304 for the quarters ended March 31, 2002 and 2001, respectively.  The increase in revenues resulted primarily from increased revenue from the current customer base.  The net income for the three months ended March 31, 2002 was $618,919 or $.26 per share, compared to a net income of $494,106 or $.21 per share, for the three months ended March 31, 2001.  The favorable variance in net income for the quarter ended March 31, 2002 compared to the prior year quarter was the result of higher revenue levels, changes in the mix of products manufactured, stable selling, general and administrative expenses, along with reduced interest costs resulting from lower carrying amounts of debt.

The Company’s 90 day order backlog was approximately $11,000,000 as of March 31, 2002, compared with approximately $10,840,000 at the beginning of the quarter.  Based on the current conditions, the Company anticipates revenue levels in the second quarter of 2002 to be consistent with first quarter of 2002.

 (2.) Liquidity and Capital Resources.

The Company’s working capital increased to $14,516,528 at the close of first quarter 2002, compared to $14,459,344 as of December 31, 2001.  The Company believes that its financial stability will continue to improve during 2002 and would expect that its operating cash flow and available credit faculties will be sufficient to fund the expected growth in the near term.

 (3) Critical Accounting Policies

Inventory Reserve

Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or excess to the need for production, these values are estimates and may differ from actual results.

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

PART II  — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Form 8K was filed on May 14, 2002 to announce the appointment of Michael Degen as President and Chief Executive Office of the Company to succeed the late president Quentin Finkelson.

(The remainder of this page was intentionally left blank.)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 10, 2002

NORTECH SYSTEMS INCORPORATED

By:	/s/ Michael J. Degen
Michael J. Degen

President and Chief

Executive Officer

By:	/s/ Garry M. Anderly
Garry M. Anderly
Principal Financial
Officer and Principal
Accounting Officer