Form 10-Q
period 2002-06-30
NORTECH SYSTEMS INC
filed 2002-08-14
CIK 722313

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002.

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                    to

Commission File Number 0-13257.

NORTECH  SYSTEMS  INCORPORATED

(Exact name of registrant as specified in its chapter)

MINNESOTA	41-1681094
(State of other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)r

1120 Wayzata Blvd East Suite 201,Wayzata, MN 55391
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

As of July 31, 2002, there were 2,413,236 shares of the Company’s $.01 per share par value common stock outstanding.

(The remainder of this page was intentionally left blank.)

NORTECH SYSTEMS INCORPORATED

FORM 10-Q

QUARTER ENDED JUNE 30, 2002

NORTECH SYSTEMS INCORPORATED

         CONSOLIDATED BALANCE SHEETS

JUNE 30, 2002 AND DECEMBER 31, 2001

	JUNE 30	DECEMBER 31
ASSETS	2002	2001
	(UNAUDITED)	(AUDITED)

Current Assets
Cash and cash equivalents	$661,763	$181,730
Accounts receivable, net of allowance	7,857,639	9,110,730
Inventories:
Finished goods	2,315,732	1,698,373
Work in process	1,375,205	1,676,730
Raw materials	7,702,629	9,076,376

Total Inventories	$11,393,566	$12,451,479

Prepaid expenses and other	392,847	306,428
Deferred tax assets	1,690,000	1,492,000

Total Current Assets	$21,995,815	$23,542,367

Property and Equipment
Land and building/leaseholds	$4,700,963	$4,550,966
Manufacturing equipment	5,366,137	4,878,954
Office and other equipment	2,614,026	2,434,429

Total Property and Equipment	$12,681,126	$11,864,349

Accumulated depreciation	(6,646,305)	(5,999,451)

Net Property and Equipment	$6,034,821	$5,864,898

Other Assets
Goodwill and other intangible assets	1,764,144	83,478
Other assets	114,307	—
Other assets from discontinued operations	13,078	16,795

Total Other Assets	$1,891,529	100,273

Total Assets	$29,922,165	$29,507,538

See accompanying notes to consolidated financial statements

                NORTECH SYSTEMS INCORPORATED

                  CONSOLIDATED BALANCE SHEETS

                JUNE 30, 2002 AND DECEMBER 31, 2001

	JUNE 30	DECEMBER 31
LIABILITIES AND SHAREHOLDERS’ EQUITY	2002	2001
	(UNAUDITED)	(AUDITED)

Current Liabilities
Current maturities of notes and capital lease payable	$869,918	$501,681
Accounts payable	5,319,035	4,866,442
Accrued payrolls and commissions	2,138,004	2,171,124
Accured income taxes	172,572	538,706
Other liabilities	739,401	845,586
Net current liabilities from discontinued operations	67,264	159,484

Total Current Liabilities	$9,306,194	$9,083,023

Long-Term Liabilities
Notes and capital lease payable (net of current maturities)	$8,651,324	$9,791,722
Deferred tax liability	146,000	61,000
Total Long-Term Liabilities	$8,797,324	$9,852,722
Total Liabilities	$18,103,518	$18,935,745

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	$250,000	$250,000
Common Stock - $0.01 par value; 9,000,000 shares authorized; 2,407,629 and 2,361,192 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	24,076	23,612
Additional paid-in capital	12,333,174	12,179,399
Accumulated deficit	(788,603)	(1,881,218)

Total Shareholders’ Equity	$11,818,647	$10,571,793

Total Liabilities & Shareholders’ Equity	$29,922,165	$29,507,538

See accompanying notes to consolidated financial statements

                NORTECH SYSTEMS INCORPORATED

         CONSOLIDATED STATEMENTS OF INCOME

                    FOR THE THREE MONTHES ENDED

                      JUNE 30, 2002 AND JUNE 30, 2001

	JUNE 30	JUNE 30
	2002	2001
	(Unaudited)	(Unaudited)

Net Sales	$15,243,680	$12,622,055

Cost of Goods Sold	12,332,378	10,622,729

Gross Profit	$2,911,302	$1,999,326

Selling Expenses	710,186	567,427
General and Administrative Expenses	1,156,610	777,411
Interest Income	(6,048)	(5,067)
Miscellaneous (Income) Expense	28,763	(10,813)
Interest Expense	139,522	187,328

Income from Continuing Operations
Before Income Taxes	$882,269	$483,040

Income Tax Expense	348,000	181,000

Income from Continuing Operations	$534,269	$302,040

Basic Income per Share of Common Stock	$0.22	$0.13

Diluted Income per Share of Common Stock	$0.21	$0.12

Weighted Average Common Shares:
Basic	2,394,189	2,361,192
Diluted	2,536,958	2,481,401

See accompanying notes to consolidated financial statements

                NORTECH SYSTEMS INCORPORATED

        CONSOLIDATED STATEMENTS OF INCOME

                     FOR THE SIX MONTHS ENDED

                     JUNE 30, 2002 AND JUNE 30, 2001

	JUNE 30	JUNE 30
	2002	2001
	(Unaudited)	(Unaudited)

Net Sales	$30,606,576	$27,467,359

Cost of Goods Sold	24,915,809	22,774,761

Gross Profit	$5,690,767	$4,692,598

Selling Expenses	1,424,251	1,261,090
General and Administrative Expenses	2,096,145	1,681,176
Interest Income	(7,462)	(10,486)
Miscellaneous Expense	41,585	57,838
Interest Expense	232,059	428,833

Income from Continuing Operations
Before Income Taxes	$1,904,189	$1,274,147

Income Tax Expense	751,000	478,000

Income from Continuing Operations	$1,153,189	$796,147

Basic Income per Share of Common Stock	$0.48	$0.34

Diluted Income per Share of Common Stock	$0.46	$0.32

Weighted Average Common Shares:
Basic	2,383,190	2,361,146
Diluted	2,515,112	2,481,147

See accompanying notes to consolidated financial statements

                NORTECH SYSTEMS INCORPORATED

        CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE SIX MONTHS ENDED

                      JUNE 30, 2002 AND JUNE 30, 2001

	JUNE 30	JUNE 30
	2002	2001
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income from continuing operations	$1,153,189	$796,147
Adjustments to reconcile net income from continuing operations to net cash provided (used) by continuing operations
Depreciation and amortization	598,028	648,053
Deferred taxes	(283,000)	(3,000)
Changes in Operating Assets and Liabilities:
Accounts receivable	1,271,883	438,156
Inventories	1,102,526	(1,495,098)
Prepaid expenses and other	(26,694)	(111,445)
Other assets	(103,295)	—
Accounts payable	(199,528)	(192,056)
Accrued payrolls and commissions	(57,305)	37,749
Accured income taxes	(366,134)	46,000
Other liabilities	(106,185)	(274,057)

Net Cash Provided (Used) by Continuing Operations	$2,983,485	$(109,551)
Net Cash Provided (Used) by Discontinued Operations	(88,503)	66,890

Net Cash Provided (Used) by Operating Activities	$2,894,982	$(42,661)

Cash Flows from Investing Activities:
Acquistion of equipment	$(565,472)	$(513,739)

Net Cash Used by Investing Activity	$(565,472)	$(513,739)

Cash Flows from Financing Activities:
Net change in line of credit	$(2,996,517)	$475,000
Proceeds from notes payable	4,879,017	234,000
Payments on notes and capital lease payable	(3,825,642)	(364,959)
Issuance of common stock	93,665	969

Net Cash Provided (Used) by Financing Activities	$(1,849,477)	$345,010

Net Increase (Decrease) in Cash and Cash Equivalents	$480,033	$(211,390)

Cash and Cash Equivalents - Beginning	181,730	527,998

Cash and Cash Equivalents - Ending	$661,763	$316,608

During 2002, the Company incurred accounts payable and issued a long-term note payable in in the amount of $1,820,983 as part of the purchase price for certain assets of another corporation.

See  accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS DESCRIPTION

Nortech Systems Incorporated (the Company) is a Minnesota corporation with headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota.  The Company has manufacturing facilities located in Bemidji, Fairmont, Merrifield and Baxter, Minnesota as well as Augusta, Wisconsin.  The Company now operates from its newly acquired location in Monterrey, Mexico as described in Note 7.

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

NOTE 3.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and it's wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

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

NOTE 5.  SEGMENT REPORTING INFORMATION

During 1999, the Company formally adopted a plan to dispose of two of its operating segments, including Display Products and Medical Management.  See additional disclosures regarding these discontinued operations in Note 9 of the annual consolidated financial statement contained in the Company’s Annual Report Form 10K for the year ended December 31, 2001 as filed with the SEC.  The Company’s results from continuing operations for the quarters ending June 30, 2002 and 2001 consist entirely of the Contract Manufacturing segment.

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

NOTE 7. ACQUISITION

On June 27, 2002, the Company acquired 100 percent of the outstanding common shares of Manufacturing Assembly Solutions of Monterrey, Inc. (MAS), a Mexican corporation, located in Monterrey, Mexico.  The results of operations since this acquisition have been included in the consolidated financial statements. The primary reason for the acquisition was to enhance the Company’s manufacturing capabilities in a low cost country.

The aggregate purchase price was $1,850,000, including $650,000 to be paid in cash on July 2, 2002 and a $1,200,000 Promissory Note.  (See Note 8)

NOTE 7. ACQUISITION (CONTINUED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$152,148
Net property and equipment	186,761
Other assets	11,012
Goodwill	1,270,000
Intangible assets	426,384
Total assets acquired	2,046,305
Current liabilities	(26,305)
Long-term liabilities	(170,000)
Total liabilities assumed	(196,305)
Net assets acquired	$1,850,000

The intangible assets acquired include customer lists and relationships, a favorable lease, company name and logo and non-compete agreements.  These assets will be amortized over their average useful lives which range from 2-5 years.

The amount assigned to goodwill is not deductible for tax purposes.

NOTE 8. DEBT

As payment for the acquisition described in Note 7, the Company will pay $650,000 in cash on July 2, 2002 and has signed a $1,200,000 Promissory Note for the balance.  The note bears interest at 6% and is payable in four semiannual installments beginning December 27, 2002.  Each installment on the note may be satisfied with the issue of 31,704 shares of Nortech stock.  If the market price of the stock should fail to reach or exceed $7.00 during a four-week period of time during each semi-annual period, the company shall repurchase such shares within 30 days at a price of $7.00.  The Promissory Note is collateralized by an assignment of 126,815 shares of Nortech stock.

NOTE 9. LEASES

As part of the acquisition described in Note 7, Nortech assumed a three-year lease on the 15,000 square foot manufacturing facility located in Monterrey, Mexico.  The lease matures during 2004 and allows the Company the option of two three-year renewals.  Annual lease payments due over the next three years are as follows:

2002	$47,215
2003	94,431
2004	39,346
Total	$180,992

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1.) Results of Operations for Quarter and Period Ended June 30, 2002

The Company had revenues of $15,243,680 compared to revenues of $12,622,055 for the quarters ended June 30, 2002 and 2001, respectively.  The increase in revenues resulted primarily from increased revenue from the current customer base.  The net income for the three months ended June 30, 2002 was $534,269 or $.22 per share, compared to a net income of $302,040 or $.13 per share, for the three months ended June 30, 2001.  The favorable variance in net income for the quarter ended June 30, 2002 compared to the prior year quarter was the result of higher revenue levels, changes in the mix of products manufactured, offset by higher selling, general and administrative expenses, along with reduced interest costs resulting from lower carrying amounts of debt.

The Company’s 90 day order backlog was approximately $9,216,000 as of June 30, 2002, compared with approximately $11,000,000 at the beginning of the quarter.  Based on the current conditions, the Company anticipates revenue levels in the third quarter of 2002 to be slightly less than second quarter of 2002.

(2.) Liquidity and Capital Resources.

The Company’s working capital decreased to $12,689,621 at the close of second quarter 2002, compared to $14,516,528 as of March 31, 2002.  The Company believes that its financial liquidity will improve during 2002 and would expect that its operating cash flow and available credit facilities will be sufficient to fund the expected growth in the near term.

(3.) Critical Accounting Policies

Inventory Reserve

Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or in excess of production needs.  These values are estimates and may differ from actual results.

(4.) Acquisition

On June 27, 2002, the Company acquired 100 percent of the stock of Manufacturing Assembly Solutions of Monterrey, Inc., A Mexican corporation, located in Monterrey, Mexico.  The primary reason for the acquisition was to enhance the Company’s manufacturing capabilities in a low cost country.  (Please  refer to Note 7 to the Consolidated Financial Statements for more detail)

Forward-Looking Statements

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

•                  General economic, financial and business conditions that could effect the Company’s financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported on Form 10-K for the year ended December 31, 2001.

PART II  - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Form 8K was filed on May 14, 2002 to announce the appointment of Michael Degen as President and Chief Executive Office of the Company to succeed the late president Quentin Finkelson.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Degen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Nortech Systems Incorporated on Form 10-Q for the fiscal quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Nortech Systems Incorporated.

By	/s/ Michael J. Degen
Michael J. Degen
Chief Executive Officer
Nortech Systems Incorporated

I, Garry M. Anderly, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Nortech Systems Incorporated on Form 10-Q for the fiscal quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Nortech Systems Incorporated.

By	/s/ Garry M. Anderly
Garry M. Anderly
Principal Financial Officer and Principal Accounting Officer
Nortech Systems Incorporated

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 12, 2002

NORTECH SYSTEMS INCORPORATED

By:/s/	Michael J. Degen

Michael J. Degen

President and Chief

Executive Officer

By:/s/	Garry M. Anderly

Garry M. Anderly
Principal Financial
Officer and Principal
Accounting Officer