Form 10-Q
period 2002-09-30
NORTECH SYSTEMS INC
filed 2002-11-15
CIK 722313

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002.

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

(952) 345-2277
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date.

As of November 5, 2002, there were 2,441,902 shares of the Company’s $.01 per share par value common stock outstanding.

(The remainder of this page was intentionally left blank.)

NORTECH SYSTEMS INCORPORATED

FORM 10-Q

QUARTER ENDED September 30, 2002

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

	SEPTEMBER 30 2002	DECEMBER 31 2001
ASSETS	(UNAUDITED)	(AUDITED)

Current Assets
Cash and cash equivalents	$215,000	$181,730
Accounts receivable, net of allowance	8,132,964	9,110,730
Inventories:
Finished goods	2,499,196	1,698,373
Work in process	1,650,929	1,676,730
Raw materials	8,415,385	9,076,376

Total Inventories	$12,565,510	$12,451,479

Prepaid expenses and other	409,501	306,428
Deferred tax assets	1,571,000	1,492,000

Total Current Assets	$22,893,975	$23,542,367

Property and Equipment
Land and building/leaseholds	$4,778,027	$4,550,966
Manufacturing equipment	5,539,255	4,878,954
Office and other equipment	2,642,598	2,434,429

Total Property and Equipment	$12,959,880	$11,864,349

Accumulated depreciation	(6,942,885)	(5,999,451)

Net Property and Equipment	$6,016,995	$5,864,898

Other Assets
Goodwill and other intangible assets	1,767,843	83,478
Other assets	74,409	—
Other assets from discontinued operations	—	16,795

Total Other Assets	$1,842,252	100,273

Total Assets	$30,753,222	$29,507,538

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Current maturities of notes and capital lease payable	$868,243	$501,681
Accounts payable	4,229,653	4,866,442
Accrued payrolls and commissions	2,798,825	2,171,124
Accured income taxes	63,256	538,706
Other liabilities	1,604,505	845,586
Net current liabilities from discontinued operations	23,277	159,484

Total Current Liabilities	$9,587,759	$9,083,023

Long-Term Liabilities
Notes and capital lease payable (net of current maturities)	$8,606,779	$9,791,722
Deferred tax liability	160,000	61,000
Total Long-Term Liabilities	$8,766,779	$9,852,722
Total Liabilities	$18,354,538	$18,935,745

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	$250,000	$250,000
Common Stock - $0.01 par value; 9,000,000 shares authorized; 2,413,281 and 2,361,192 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	24,133	23,612
Additional paid-in capital	12,361,610	12,179,399
Accumulated deficit	(237,059)	(1,881,218)

Total Shareholders’ Equity	$12,398,684	$10,571,793

Total Liabilities & Shareholders’ Equity	$30,753,222	$29,507,538

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2002 AND 2001

	SEPTEMBER 30 2002	SEPTEMBER 30 2001
	(Unaudited)	(Unaudited)

Net Sales	$14,670,449	$13,706,447

Cost of Goods Sold	12,149,418	11,380,106

Gross Profit	$2,521,031	$2,326,341

Selling Expenses	593,101	762,980
General and Administrative Expenses	891,358	708,122
Interest Income	(3,794)	(4,977)
Miscellaneous (Income) Expense	21,615	123,036
Interest Expense	96,717	158,931

Income from Continuing Operations Before Income Taxes	$922,034	$578,249

Income Tax Expense	363,000	217,000

Income from Continuing Operations	$559,034	$361,249

Basic Income per Share of Common Stock	$0.23	$0.15

Diluted Income per Share of Common Stock	$0.22	$0.15

Weighted Average Common Shares:
Basic	2,410,456	2,361,192
Diluted	2,518,961	2,450,438

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2002 AND 2001

	SEPTEMBER 30 2002	SEPTEMBER 30 2001
	(Unaudited)	(Unaudited)

Net Sales	$45,277,025	$41,173,806

Cost of Goods Sold	37,065,227	34,154,867

Gross Profit	$8,211,798	$7,018,939

Selling Expenses	2,017,352	2,024,071
General and Administrative Expenses	2,987,503	2,389,297
Interest Income	(11,256)	(15,462)
Miscellaneous Expense	63,200	180,873
Interest Expense	328,776	587,764

Income from Continuing Operations Before Income Taxes	$2,826,223	$1,852,396

Income Tax Expense	1,114,000	695,000

Income from Continuing Operations	$1,712,223	$1,157,396

Basic Income per Share of Common Stock	$0.72	$0.49

Diluted Income per Share of Common Stock	$0.68	$0.47

Weighted Average Common Shares:
Basic	2,390,713	2,361,158
Diluted	2,514,829	2,470,907

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

	SEPTEMBER 30 2002	SEPTEMBER 30 2001
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income from continuing operations	$1,712,223	$1,157,396
Adjustments to reconcile net income from continuing operations to net cash provided (used) by continuing operations
Depreciation and amortization	890,909	937,318
Deferred taxes	(150,000)	(18,000)
Changes in Operating Assets and Liabilities:
Accounts receivable	996,558	210,388
Inventories	(69,418)	(2,026,187)
Prepaid expenses and other	(43,348)	(306,953)
Other assets	(63,397)	—
Accounts payable	(638,910)	(298,952)
Accrued payrolls and commissions	603,516	419,332
Accured income taxes	(475,450)	(55,000)
Other liabilities	758,919	(57,267)

Net Cash Provided (Used) by Continuing Operations	$3,521,602	$(37,925)
Net Cash Used by Discontinued Operations	(119,412)	(25,698)

Net Cash Provided (Used) by Operating Activities	$3,402,190	$(63,623)

Cash Flows from Investing Activities:
Acquistion of equipment	$(844,226)	$(626,966)
Purchase of subsidiary	(650,000)	—

Net Cash Used by Investing Activity	$(1,494,226)	$(626,966)

Cash Flows from Financing Activities:
Net change in line of credit	$(2,897,947)	$514,840
Proceeds from notes payable	4,879,017	234,000
Payments on notes and capital lease payable	(3,970,432)	(437,082)
Issuance of common stock	182,799	968
Repurchase of treasury stock	(68,131)	—

Net Cash Provided (Used) by Financing Activities	$(1,874,694)	$312,726

Net Increase (Decrease) in Cash and Cash Equivalents	$33,270	$(377,863)

Cash and Cash Equivalents - Beginning	181,730	527,998

Cash and Cash Equivalents - Ending	$215,000	$150,135

During 2002, the Company issued a long-term note payable in the amount of $1,170,983 as part of the purchase price of a subsidiary.

See accompanying notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS DESCRIPTION

Nortech Systems Incorporated (the Company) is a Minnesota corporation with headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota.  The Company has manufacturing facilities located in Bemidji, Fairmont, Merrifield and Baxter, Minnesota as well as Augusta, Wisconsin.  In July 2002, the Company launched production from a new facility in Monterrey, Mexico, as described in Note 6.

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

NOTE 3.  PRINCIPLES OF CONSOLIDATION

Nortech Medical, a wholly owned subsidiary, was sold during the quarter ended September 30, 2002. The Company now owns 100 percent of the outstanding common shares of Manufacturing Assembly Solutions of Monterrey, Inc. (MAS), a Mexican corporation, located in Monterrey, Mexico.  The consolidated financial statements include the accounts of the Company and it’s wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

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

NOTE 5.  SEGMENT REPORTING INFORMATION

During 1999, the Company formally adopted a plan to dispose of two of its operating segments, including Display Products and Medical Management.  See disclosures regarding these discontinued operations in Note 9 of the annual consolidated financial statement contained in the Company’s Annual Report Form 10K for the year ended December 31, 2001 as filed with the SEC.  During the quarter ended September 30, 2002, the Medical Management segment was sold.  The Company’s results from continuing operations for the quarter and nine-months ending September 30, 2002 and 2001 consist entirely of the Contract Manufacturing segment.

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

The aggregate purchase price was $1,850,000, including $650,000 paid in cash in July 2002 and a $1,200,000 Promissory Note.  (See Note 8)

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

The intangible assets acquired include customer lists and relationships, a favorable lease, company name and logo and non-compete agreements.  These assets will be amortized over their average useful lives, which range from 2-5 years.

The amount assigned to goodwill is not deductible for tax purposes.

NOTE 7. DEBT

As payment for the acquisition described in Note 6, the Company paid $650,000 in cash in July 2002 and has signed a $1,200,000 Promissory Note for the balance.  The note bears interest at 6% and is payable in four semiannual installments beginning December 27, 2002.  Each installment on the note may be satisfied with the issue of 31,704 shares of Nortech stock.  If the market price of the stock should fail to reach or exceed $7.00 during a four-week period of time during each semi-annual period, the company shall repurchase such shares within 30 days at a price of $7.00.  The Promissory Note is collateralized by an assignment of 126,815 shares of Nortech stock.

NOTE 8. LEASES

As part of the acquisition described in Note 6, Nortech assumed a three-year lease on the 15,000 square foot manufacturing facility located in Monterrey, Mexico.  The lease matures during 2004 and allows the Company the option of two three-year renewals.  Annual lease payments due over the next three years are as follows:

2002	$47,215
2003	94,431
2004	39,346
Total	$180,992

NOTE 9.  RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the periods presented from amounts previously reported to conform to classifications currently adopted. Such reclassifications had no effect on previously reported  balance sheets or results of operations.

NOTE 10.  RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.142 (“SFAS 142”) “Goodwill and Other Intangible Assets”.  The statement addresses accounting and reporting for (i) intangible assets at acquisition and (ii) for intangible assets and goodwill subsequent to their acquisition.  SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test.  SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangibles assets upon adoption.  After transition, the impairment tests will be performed annually.  The adoption of SFAS 142 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In April 2002, SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” was issued. SFAS 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 145 on its financial position and results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The Company is currently reviewing this statement but does not expect it to have a material impact on future financial statements or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1.) Results of Operations for Quarter and Nine-Month Period Ended September 30, 2002

Revenue:

The Company had revenues of $14,670,449 compared to revenues of $13,706,447 for the quarters ended September 30, 2002 and 2001, respectively.  Revenue for the nine-month period ended September 30, 2002, was $45,277,025 compared to $41,173,806 in the prior year. The increase in revenues resulted primarily from increased revenue from the current customer base.

Gross Profit:

The Company had gross profit of $2,521,031 or 17.2% compared to gross profit of $2,326,341 or 17.0% for the quarters ended September 30, 2002 and 2001, respectively. The Company had gross profit of $8,211,798 or 18.1% compared to gross profit of 7,018,939 or 17.0% for the nine-month periods ended September 30, 2002 and 2001, respectively. The improvement was due to improved productivity, offset slightly by unfavorable margin due to product mix.

Operating Expenses:

The Company’s operating expenses were $1,484,459 for quarter ended September 30, 2002 compared to $1,471,102 for the quarter ended September 30, 2001. Operating expenses were $5,004,855 for the nine-month period ended September 30 2002 compared to $4,413,368 for the nine-month period ended September 30, 2001. The increased expenses relate to higher costs due to revenue volume and consulting and benefit costs.

Other Income and Expense:

Other income and expense was $114,538 for quarter ended September 30, 2002 compared to $276,990 for the quarter ended September 30, 2001. Other income and expense was $380,720 for nine-month period ended September 30 2002 compared to $753,175 for the nine-month period ended September 30, 2001. The reduced expense relates to lower interest costs due to lower debt levels and more favorable lending rates.

Net Income:

Net income for the three months ended September 30, 2002 was $559,034 or $0.23 per share compared to a net income of $361,249 or $0.15 per share for the three months ended September 30, 2001.  Net income for the nine-month period ended September 30, 2002 was $1,712,223 or $0.72 per share compared to $1,157,396 or $0.49 per share for the nine-month period ended September 30, 2001.

Backlog:

The Company’s 90-day order backlog was approximately $9,880,000 as of September 30, 2002, compared with approximately $9,216,000 at the beginning of the quarter.  Based on the current conditions, the Company anticipates revenue levels in the fourth quarter of 2002 to be slightly higher than third quarter of 2002.

Sale of Operating Segment:

The sale of Medical Management, a discontinued operating segment, was recorded during the quarter ended September 30, 2002.  This sale did not have and is not expected to have a financial impact on future results from continuing operations.

(2.) Liquidity and Capital Resources.

The Company’s working capital increased to $13,306,216 at the close of third quarter 2002, compared to $12,689,621 as of June 30, 2002.  The Company believes that its financial liquidity will improve during 2002 and would expect that its operating cash flow and available credit facilities will be sufficient to fund the expected growth in the near term.

(3.) Critical Accounting Policies

Allowance for Uncollectible Accounts

The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances.

Inventory Reserves

Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or in excess of production needs.  These values are estimates and may differ from actual results.

Goodwill

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss.

Revenue Recognition

Revenue from product sales is recognized upon shipment to customer, upon title passing and after all obligations of the Company have been satisfied.  Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded.

(4.) Acquisition

On June 27, 2002, the Company acquired 100 percent of the stock of Manufacturing Assembly Solutions of Monterrey, Inc., A Mexican corporation, located in Monterrey, Mexico.  The primary reason for the acquisition was to enhance the Company’s manufacturing capabilities in a low cost country.  (Please  refer to Note 6 to the Consolidated Financial Statements for further details)

Forward-Looking Statements

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)          Evaluation of disclosure controls and procedures:  The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

(b)         Changes in internal controls:  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II  — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

CEO and CFO Quarterly Certifications of Form 10Q

(b)  None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems, Inc. and Subsidiary

Date: November 11, 2002	By	/s/ Michael J. Degen
Michael J. Degen

President and Chief Executive Officer

Date: November 11, 2002	By	/s/ Garry M. Anderly
Garry M. Anderly
Principal Financial Officer and Principal Accounting Officer

Quarterly Certification Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael J. Degen, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Nortech Systems, Inc. and Subsidiary;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and Quarterly Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Michael J. Degen
Michael J. Degen

President and Chief Executive Officer

Quarterly Certification Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Garry M. Anderly, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Nortech Systems, Inc. and Subsidiary;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors (or persons performing the equivalent function):

c)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and Quarterly Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

d)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Garry M. Anderly
Garry M. Anderly
Principal Financial Officer and Principal Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Degen, certify, pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Nortech Systems Incorporated on Form 10-Q for the fiscal quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Nortech Systems Incorporated.

By:	/s/ Michael J. Degen
Michael J. Degen
Chief Executive Officer
Nortech Systems Incorporated.

I, Garry M. Anderly, certify, pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Nortech Systems Incorporated on Form 10-Q for the fiscal quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Nortech Systems Incorporated.

By:	/s/ Garry M. Anderly
Garry M. Anderly
Principal Financial Officer and Principal Accounting Officer
Nortech Systems Incorporated