Form 10-K
period 2002-12-31
NORTECH SYSTEMS INC
filed 2003-03-31
CIK 722313

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-16810894

Executive Offices: 1120 Wayzata Blvd E., Suite 201, Wayzata, MN 55391

Telephone number: (952) 345-2277

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

        Common Stock, Par Value $.01 Per Share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒.

        The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of $7.25 per share, was $11,714,456 on March 14, 2003.

        Shares of common stock outstanding at March 1, 2003: 2,473,650

        (The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents are incorporated by reference to the parts indicated of the Annual Report on Form 10-K:

Parts of Annual Report on Form 10-K	Documents Incorporated by Reference
Part III
Item 10 11 12 13
Reference is made to the Registrant's proxy statements to be used in connection with the 2002 Annual Shareholders' Meeting and filed with the Securities and Exchange Commission no later than April 30, 2003.
Part IV
Item 15(b)	Reference is made to form 8-K filed on May 14, 2002 and form 8-K filed on January 8, 2003

        (The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED
ANNUAL REPORT ON FORM 10K
TABLE OF CONTENTS

		PAGE
PART I
Item 1.	Business	4-7
Item 2.	Properties	7-8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
PART II
Item 5.	Market Price of Stock and Related Matters	8
Item 6.	Selected Financial Data	9
Item 7.	Management's Discussion and Analysis	9-13
Item 7a	Quantitative and Qualitative Disclosure about Market Risk	13-14
Item 8.	Consolidated Financial Statements and Supplemental Data	15-38
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
PART III
Item 10.	Directors and Executive Officers of the Registrant	39
Item 11.	Executive Compensation	39
Item 12.	Security Ownership of Certain Beneficial Owners and Management	39
Item 13.	Certain Relationships and Related Transactions	39
Item 14.	Controls and Procedures	39
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	40-41
	Signatures and Certifications	42-44
	Index to Exhibits	48

NORTECH SYSTEMS INCORPORATED
FORM 10-K
For the Year Ended December 31, 2002

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

        The Company files annual reports, quarterly reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that the company files with the SEC at the SEC's Public Reference Room at 340 Fifth Street N.W., Washington, D.C. 20549. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The pubic can obtain any documents that the Company files with the SEC at http:\\www.sec.gov.

        The corporation also makes available free of charge through its Internet website (http:\\nortechsys.com) the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Press Releases, and Current Reports on Form 8-K.

        GENERAL

        The Company's headquarters are in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. The Company maintains various manufacturing facilities in Minnesota including Bemidji, Fairmont, Baxter, and Merrifield as well as Augusta, Wisconsin, and a newly acquired operation in Monterrey, Mexico. The Company manufactures wire harnesses, cables, electronic sub-assemblies and components, and printed circuit board assemblies. The Company provides a full "turnkey" contract manufacturing service to its customers. A majority of revenue is derived from products that are built to the customer's design specifications.

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

        The strategy of the Company has been to expand and diversify its customer base. The Company has added several new customers from various industries, some of which produce medical products, super computers, mid-size and micro computer business systems, products in the automotive and defense industries and industrial products. The Company's strategy is to develop a customer base spanning several industry segments to avoid the effects of fluctuations within a given industry. Some of the Company's major customers are G.E. Medical Systems, Raytheon, SPX Corporation, Kodak, Thermo King, Polaris, Cubic, Icon Systems, Allen-Bradley, Semitool, Silicon Graphics and United Defense.

        The Company believes that contract manufacturing will continue to grow and expand in the United States and overseas because contract manufacturing provides OEMs with a quality product at a price well below that available in the OEM's own facility. This is due primarily to the specialization available through the contract manufacturer with significantly lower overhead costs and ability to solve logistical problems with offshore manufacturing.

        ACQUISITIONS

        In June 2002, the Company acquired 100 percent of the outstanding common shares of Manufacturing Assembly Solutions of Monterrey, Inc. (MAS), a Mexican corporation, located in Monterrey, Mexico. The results of operations since this acquisition have been included in the consolidated financial statements. The primary reason for the acquisition was to enhance the Company's manufacturing capabilities in a low cost country. See consolidated financial statements Note 10 for more detail on this acquisition.

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

        BUSINESS SEGMENTS

        At December 31, 1998, the Company had reported segment information of its three identifiable segments; Contract Manufacturing, Display Products and Medical Management. However, on June 30, 1999, the Company formally adopted a plan to dispose of two of the segments, including Display Products and Medical Management. At December 31, 2002, Display Products and Medical Management segments have been sold. The Company's continuing operations fall within the Contract Manufacturing segment.

        BUSINESS STRATEGY

        The Company believes the electronic manufacturing sub-contracting business is emerging from a small job shop oriented business into a dynamic, high technology electronics industry. The Company operates mainly in the wire harness and cable assemblies, and printed circuit board assemblies markets, and intends to expand from this market segment into complete electromechanical assemblies. Many companies no longer perform this type of work on a captive, in-house basis, as they are finding that independent subcontractors can more cost effectively perform this specialized work.

        In accordance with the Company's total commitment to quality, a quality system based on the ISO 9000 standards has been adopted and implemented company-wide. Certification to the ISO standard began in 1995 at the Bemidji, MN facility, and has continued to the point at which all five domestic facilities have now been certified to the latest version of the ISO 9001 standard. The newest facility (Manufacturing Assembly Solutions of Monterrey, Inc. in Mexico) is currently undergoing the implementation phase and is scheduled for certification in June of 2003. The Company believes these certifications benefit its current customer base as well as attract new business opportunities.

        The Company will continue its commitment to quality, cost effectiveness and responsiveness to customer requirements. To achieve these objectives, the Company has adopted lean manufacturing supply chain management techniques at its facilities. The Company is committed to continuous improvement in order to provide world-class complete manufacturing services to its customers. The Company will also continue its efforts to diversify its customer base and expand into other segments of the electronic manufacturing subcontract business.

        MARKETING

        The Company concentrates its marketing activities in the medical, industrial, automotive and military manufacturing industries. The emphasis continues to be on mature companies, which require a contract manufacturer with a high degree of manufacturing and quality sophistication, including statistical process control (SPC), statistical quality control (SQC), International Standards Organization (ISO) and Aerospace Systems 9100 (AS). The Company has initiated efforts to expand its markets beyond the Upper Midwest area. New market opportunities are being pursued in Mexico, Asia and Europe, as well as increased participation in industry publications and selected trade shows. The Company markets its products and services through internal sales people and manufacturers' representatives. The Company's marketing strategy emphasizes the sophistication of its manufacturing services. The basic systems, procedures, and disciplines normally associated with a mature corporate environment are in place. The Company's employees are well trained in SPC and SQC.

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

        COMPETITION

        The contract manufacturing industry is characterized by competition among a variety of sources, including small closely held companies, larger full-service manufacturers, company-owned facilities and foreign manufacturers. The Company does not believe that the small closely held operations pose significant competitive threat, as they generally do not appear to have the manufacturing capabilities required by target customers of the Company. The Company believes that foreign manufacturers do provide a substantial competitive threat as shown by the commoditization of PC/printer cable and "bargain basement" prices. Many OEM's have moved their manufacturing to foreign soil, and in doing so have minimized freight costs to ship to their foreign locations. Technical support from foreign competition has improved greatly along with their ability to be more responsive to engineering and schedule changes. The willingness of foreign manufacturers to "stock" finished product at warehouse locations in the United States is another competitive advantage. To mitigate foreign competition, the Company maintains a contractual agreement that allows its products to be manufactured in China. The Company also acquired a Mexican manufacturing facility in 2002, thereby making itself competitive with other foreign low cost providers.

        The Company will pursue acquisitions, mergers, or joint ventures of manufacturing companies in low cost countries to retain and grow its customer/revenue base and support its strategic vision to be a competitive world class Electronic Manufacturing Services provider.

        BACKLOG

        Historically, the Company's backlog has been running 60 to 90 days. However, because of the increased emphasis on just-in-time manufacturing (JIT), many of the Company's major customers are taking advantage of the Company's ability to service them adequately under the JIT concept.

Additionally, because of the Company's quality history with customers, many products now go directly from the Company's shipping dock to the customer's production line.

        The Company's 90-day order backlog was approximately $10.8 million on December 31, 2001 and approximately $10.4 million on December 31, 2002. The Company expects this backlog will be realized as revenue during first quarter 2003.

        MAJOR CUSTOMERS

        The Company sells its products to companies in the computer, medical, governmental and various other industries. Historically, the Company has not experienced significant losses on customer receivable collections in any particular industry or geographic area.

        One customer, G.E. Medical, accounted for 31% and 24% of sales for the years ended December 31, 2002 and 2001, respectively. This reflects Nortech Systems, Inc. position as a key supplier to G.E. Medical.

        RESEARCH AND DEVELOPMENT

        The Company expended no dollars in 2002, 2001 or 2000, on Company-sponsored research and development. The Company has no proprietary research and development activities on an annual basis other than making improvements to its existing internal processes. However, the Company does perform research and development on a contract basis as requested by customers for development of conceptual engineering and design activities prior to manufacturing the products.

        ENVIRONMENTAL LAW COMPLIANCE

        Management believes that its manufacturing facilities are currently operating under compliance with local, state, and federal environmental laws. The Company has made, and plans to continue making, necessary expenditures for compliance with applicable laws. Any environmental-oriented equipment is capitalized and depreciated over a seven-year period. The annualized depreciation expense for this type of environmental equipment on a Company-wide basis is insignificant.

        EMPLOYEES

        The Company has 499 full-time, 100 part-time and 79 temporary employees as of December 31, 2002. Manufacturing personnel, including direct and indirect support functions, comprise 503 employees, while general administrative employees total 175.

ITEM 2. PROPERTIES

        ADMINISTRATION

        The Company's Corporate Headquarters consist of approximately 3,648 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota. The Corporate Headquarters has a lease with a five-year term that expires in July 31, 2005.

        MANUFACTURING FACILITIES

        The Company owns its Bemidji, Minnesota facility consisting of eight acres of land and 60,000 square feet of office and manufacturing space.

        The Company has a capital lease on 20,000 square feet of manufacturing and office space in Augusta, Wisconsin, which the Company has an option to purchase in December 2003.

        The Company owns three buildings, which contain together approximately 46,900 square feet, located in Fairmont, Minnesota. The buildings contain the manufacturing activities of Aerospace Systems operation, including custom designed, high technology electronic cable assemblies.

        The Company owns another 45,800 square feet building in Merrifield, Minnesota. This facility is used for the building of surface-mount printed circuit board assemblies and electro-mechanical assemblies.

        The Company leases a building in Aitkin, Minnesota, which provides 10,750 square feet, that was used for video cable assembly and storage. The lease is scheduled to expire December 1, 2005 at which time the Company has an option to purchase the associated land and building.

        The Company leases a 7,500 square foot building in Baxter, Minnesota for electronic board repair for medical equipment. The lease is scheduled to expire on June 30, 2006.

        The Company leases a 15,000 square foot building in Monterrey, Mexico for office and manufacturing space resulting from the newly acquired subsidiary, Manufacturing and Assembly Solutions of Monterrey, Mexico. The lease expires in June of 2004.

        The Company believes that each of these locations is adequate and that space is available if needed in the foreseeable future for their manufacturing needs. The Company's facilities are highly suitable for the purposes for which they were designed.

ITEM 3. LEGAL PROCEEDINGS

        The Company has litigation pending, arising from the conduct of its business, none of which are expected to have any material effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET PRICE OF STOCK AND RELATED STOCKHOLDER MATTERS

        As of March 9, 2003, there were approximately 879 shareholders of record. The Company's stock is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap Market under the symbol "NSYS". The Company intends to invest its profits into the growth of the Company and, therefore, does not plan to pay out dividends to shareholders. Stock price comparisons follow.

        Stock price comparisons (NASDAQ):

Quarter Ended	Low	High
March 31, 2002	$6.240	$11.000
June 30, 2002	$8.100	$12.020
September 30, 2002	$7.000	$11.000
December 31, 2002	$6.250	$7.500
March 31, 2001	$6.280	$9.060
June 30, 2001	$7.030	$8.360
September 30, 2001	$4.000	$7.300
December 31, 2001	$4.000	$6.650

ITEM 6. SELECTED FINANCIAL DATA

        The following selected historical financial data set forth below have been derived from, and are qualified by reference to the audited Consolidated Financial Statements of Nortech Systems Incorporated and Subsidiary as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002, 2001 and 2000. The audited consolidated financial statements of Nortech Systems Incorporated and Subsidiary referred to above is included elsewhere herein. The selected historical financial data set forth below as of December 31, 2000, 1999 and 1998 and for each of the years ended December 31, 1999 and 1998 have been derived from the audited consolidated financial statements of Nortech Systems Incorporated and Subsidiary not included herein. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto of Nortech Systems Incorporated and Subsidiary included elsewhere herein.

	Years ended December 31:
	2002	2001	2000	1999	1998*
Net Sales	$60,655,579	$58,460,589	$54,775,279	$38,498,459	$35,356,813
Net Income From Continuing Operations	2,403,112	2,102,863	2,043,573	1,070,799	826,009
Basic Earnings From Continuing Operations Per Share of Common Stock	1.00	0.89	0.86	0.46	0.35
At December 31:
Total Assets	29,602,400	29,507,538	28,652,949	23,603,716	24,175,707
Total Long-Term Debt	8,580,944	9,791,722	7,665,536	10,246,911	11,146,537

*
Certain amounts have been restated to reflect the results of continuing operations.

        For additional financial data (2002 and 2001 by quarter information), see Note 13 of the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements generally will be accompanied by words such as "anticipate," "believe," "estimate," "expect," "forecast," "intend," "possible," "potential," "predict," "project," or other similar words that convey the uncertainty of future events or outcomes. Although Nortech Systems, Incorporated. believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

  •
  Volatility in the marketplace which may affect market supply and demand of the Company's products;

  •
  Increased competition;

  •
  Changes in the reliability and efficiency of the Company's operating facilities or those of third parties;

  •
  Risks related to availability of labor;

  •
  General economic, financial and business conditions that could effect the Company's financial condition and results of operations.

        The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements. All forward-looking statements included in this Form 10-K are expressly qualified in their entirety by the forgoing cautionary statements. The Company undertakes no obligations to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

        CRITICAL ACCOUNTING ESTIMATES

        As stated in our significant accounting policies in Note 1 to the consolidated financial statements, the preparation of financial statements requires management to make estimates and assumptions. The Company believes its most critical accounting estimates relate to inventory reserves, long-lived and intangible asset impairment, deferred tax balances, and self-insured health claim reserves.

        Inventory Reserves:

        Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or in excess of production needs. These values are estimates and may differ from actual results. The Company has an evaluation process that is used to assess the value of the inventory that is slow moving, excess or obsolete. This process is reviewed on a quarterly basis.

        Long-Lived and Intangible Asset Impairment:

        The Company evaluates long-lived assets and intangible assets with definite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on the Company's projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to equal estimated fair value.

        The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the asset impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss.

        Income taxes:

        Management's estimate of the tax rates utilized in the calculation of the deferred tax balances is based on historical taxable income and expected future taxable income and corresponding rates. Further, management's consideration of a valuation allowance for deferred tax assets is based upon estimates of taxable income in future periods. These are estimates and may differ from actual results.

        Self-Insured Health Claim Reserves:

        Management estimates its reserve for employee health claims based on health claims incurred, historical lag times and an analysis of claims activity during the period, while taking into consideration insurance limits and coverage.

        Based on a critical assessment of its accounting policies and the underlying judgements and uncertainties affecting the application of those policies, management believes that the Company's consolidated financial statements provide a meaningful and fair perspective of the Company. This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, changes in materials costs, performance of acquired businesses and others, could not adversely impact the Company's consolidated financial position, results of operations and cash flows in future periods.

        No matters have come to Management's attention since December 31, 2002 that would cause the estimates included in the consolidated financial statements to be significantly misstated.

        OPERATING RESULTS

        Revenues:

        For the years ended December 31, 2002 and 2001, the Company had sales of $60.7 million and $58.5 million, respectively. The increase of $2.2 million or 3.8%, resulted primarily from internal growth of our current customer base. The major increases were in the medical and defense industries. The Company's emphasis is to continually seek mature companies that require a contract manufacturer with a high degree of manufacturing and quality sophistication. For the year ended December 31, 2000 the Company had sales of $54.8 million. The approximate 6.8% increase in sales in 2001 was attributable primarily to internal growth of our current customer base. The Company expects revenue growth to continue at a moderate rate for the year 2003.

        Gross Profit:

        For the years ended December 31, 2002, 2001 and 2000, the Company had gross profit of $10.5 million, $10.4 million, and $10.3 million, respectively. Gross profits as a percentage of gross sales were 17.3%, 17.9%, and 18.7% for the years ended December 31, 2002, 2001 and 2000, respectively. As revenues grow, the Company continues to strive to hold down cost levels by improving productivity and reducing material costs in order to help offset the request for price reductions from customers. The price competitive nature of the business requires the use of service, quality and timely delivery to help attract customers.

        Selling:

        Selling expenses were $2.5 million, $2.8 million, and $2.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in selling expenses from 2001 to 2002 reflects a larger portion of revenues being derived from non-commissioned sales. The majority of the increase from 2000 to 2001 reflected the costs related to additional internal sales force and commissioned sales on revenue growth.

        General and Administrative:

        For the years ended December 31, 2002, 2001 and 2000, general and administrative expenses were $3.8 million, $3.4 million and $4.0 million, respectively. The increase in expenses from 2001 to 2002 reflects increased employee benefits and incentives for employees. The reduction in expenses from 2000 to 2001 reflected the use of cost cutting methods and a reduction in administrative staff.

        Interest Income:

        Interest income for the years ended December 31, 2002, 2001 and 2000 was $0.005 million, $0.018 million and $0.028 million, respectively. The interest income was realized as a result of various highly liquid interest bearing accounts readily convertible to of cash.

        Miscellaneous Income:

        Miscellaneous income was $0.017 million, $0.003 million and $0.016 million for the years ended December 31, 2002, 2001 and 2000, respectively. The miscellaneous income resulted primarily from charges for miscellaneous services that vary by year.

        Interest Expense:

        Interest expense was $0.43 million, $0.78 million, and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has maintained consistent levels of debt by reinvesting the profits in the growth of the Company. However, average annual prime lending rates have continually decreased from 2000 resulting in lower interest expense in 2002 and 2001.

        Income Taxes

        Income tax expense was $1.4 million, $1.4 million, and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company utilized operating loss carryforwards of $1.5 million for the years ended December 31, 2000 to offset federal taxable income. The Company also utilized $.001million of an expiring investment tax credit to offset federal tax and forfeited an additional $.039 million of credits due to expiration in 2000. As of December 31, 2002, the Company had no net operating loss or tax credit carr forwards.

        Net Income:

        The Company's net income from operations in 2002 was $2.4 million or $1.00 per basic common share, or $0.95 per diluted common share. The Company's net income from operations in 2001 was $2.1 million or $0.89 per basic common share, or $0.86 per diluted common share. The Company's net income from operations in 2000 was $2.0 million or $0.86 per basic common share, or $0.83 per diluted common share. The Company believes that the effect of inflation on past operations has not been significant and anticipates that inflation will not have a significant impact on future operations. The Company believes it is noteworthy that our net income growth significantly outpaced our sales growth, we attribute this to cost reduction efforts and lean manufacturing activities.

        Accounting Pronouncements:

        In 2002, the Company adopted the following new Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) accounting pronouncements:

        SFAS No. 142, "Goodwill and Other Intangible Assets", which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for a transitional impairment test. Statement 142 requires an evaluation of intangible assets and their useful lives. The transitional impairment test was performed effective as of January 1, 2002

        SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposals of long-lived assets. While Statement 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. Statement 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends the reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distributions to owners) or is classified as held for sale.

        SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" amends the FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosures are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

        FINANCIAL CONDITION AND LIQUIDITY

        As of December 31, 2002, the Company's cash and cash equivalent balances totaled $448,751. The capital resources existing at December 31, 2002 were derived from operations during the year ended December 31, 2002.

        On December 31, 2002, the Company had working capital of approximately $14.4 million. During year 2002, the Company generated approximately $2.9 million of cash flow from operating activities. This improvement in cash was primarily attributable to operations profit. The Company's Investing and Financing activities decreased cash by $2.6 million reflecting the reinvesting of cash into the operation for equipment and the expansion of operations into Mexico.

        The Company currently has a line of credit arrangement ($6.0 million) in place with Wells Fargo Bank for general working capital needs, and no material unused sources of liquidity other than the cash, accounts receivables, inventory and other current assets.

        The Company's liquidity and capital resources are strong, and the Company believes that its future financial requirements can be met with funds generated from the operating activities and its operating line of credit.

        Set forth below is information about the Company's long-term contractual obligations and other commercial commitments outstanding as of December 31, 2002. It brings together data for easy reference from the consolidated balance sheet and from individual notes to the consolidated financial statements. This information is important in understanding the financial position of the Company.

	Payments Due by Period
	Less than 1 Yr	1 - 3 Yrs	4 - 5 Yrs
Line of Credit	$0	$4,422,855	$0
Long-Term Debt	1,442,378	1,390,037	2,768,052
Capital Lease Obligations	199,801	0	0
Operating Leases	449,478	447,833	19,800

Total Contractual Obligations	$2,091,657	$6,260,725	$2,787,852

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        Market risk is the potential change in an instrument's value caused, for example, by fluctuations in interest and currency exchange rates. The Company's primary market risk exposures are interest rate and unfavorable movements in exchange rates between the U.S. dollar and the Mexican peso. Monitoring and managing these risks is a continual process carried out by senior management. Market risk is managed based on an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company's financial advisors, both internal and external, provide ongoing advice regarding trends that affect management's assessment.

        Exchange Rate Sensitivity:

        In 2002, the Company launched operations in Mexico. Accordingly, exposure exists to potentially adverse movements in foreign currency rates. The Company does not use foreign exchange forward contracts to hedge the risk of change in foreign currency exchange rates. The Company's consolidated financial statements are denominated in U.S. dollars and accordingly, changes in the exchange rates between Company subsidiary's local currency and the U.S. dollar will affect the translation of such subsidiary's financial results into U.S. dollars for the purposes of reporting the consolidated financial results. The Company does not hedge these matters because cash flows from international operations are generally re-invested locally. It is estimated that a 10% change in foreign exchange rates would have an immaterial impact on reported net earnings.

        Interest Rate Sensitivity:

        The effective interest rate on the Company's credit facilities are influenced by the actions of the Federal Reserve in establishing from time to time the Federal Funds Interest Rate which is the rate banks borrow from the Federal Reserve Bank. During 2002 and 2001, the Federal Reserve implemented a number of reductions in the Federal Funds Interest Rate in an effort to stimulate the U.S. economy. As a result the effective interest rate that the Company paid on its borrowings under the facilities declined leading to a corresponding reduction in interest expense. To the extent that the Federal Reserve increases the Federal Funds Interest Rate in the future, the effective interest rate on the Company's facilities will increase. The Company's interest expense will increase accordingly if borrowing levels remain constant. Based on the balance outstanding under our interest-bearing Facilities at year-end, a percentage point change in the effective interest rate would have changed interest expense by $90,231.

(The remainder of this page was intentionally left blank)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PAGE
Reports of Independent Auditors'
KPMG LLP	16
Larson, Allen, Weishair & Co., LLP	17
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2002 and 2001	18
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000	19
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000	20
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	21
Notes to Consolidated Financial Statements	22-38

(The remainder of this page was intentionally left blank.)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Nortech Systems Incorporated:

        We have audited the accompanying consolidated balance sheet of Nortech Systems Incorporated and subsidiary as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

Minneapolis, Minnesota
March 10, 2003

INDEPENDENT AUDITORS' REPORT

Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota

        We have audited the accompanying consolidated balance sheet of Nortech Systems Incorporated and Subsidiary as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for each of the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

LARSON, ALLEN, WEISHAIR, & CO., LLP

St. Cloud, Minnesota
February 13, 2002

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$448,751	$181,730
Accounts Receivable, Less Allowance for Uncollectible Accounts	7,616,093	9,110,730
Inventories	12,320,317	12,451,479
Prepaid Expenses	369,252	306,428
Income Taxes Receivable	483,971	—
Deferred Tax Assets	959,000	1,492,000

Total Current Assets	22,197,384	23,542,367

PROPERTY AND EQUIPMENT
Land	151,800	151,800
Building and Leasehold Improvements	4,671,905	4,399,166
Manufacturing Equipment	5,466,567	4,878,954
Office and Other Equipment	2,743,707	2,434,429

Total Property and Equipment	13,033,979	11,864,349
Accumulated Depreciation	(7,084,565)	(5,999,451)

Net Property and Equipment	5,949,414	5,864,898

OTHER ASSETS
Deposits	11,012	—
Non-Compete, Net of Accumulated Amortization	1,335,584	—
Goodwill	76,006	83,478
Deferred Tax Assets	33,000	—
Other Assets from Discontinued Operations	—	16,795

Total Other Assets	1,455,602	100,273

Total Assets	$29,602,400	$29,507,538

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current Maturities of Notes and Capital Lease Payable	$1,642,179	$501,681
Checks Written in Excess of Cash	300,000	—
Accounts Payable	3,298,474	4,866,442
Accrued Payroll and Commissions	2,119,566	2,171,124
Accrued Income Taxes	—	538,706
Accrued Health and Dental Claims	277,864	391,413
Other Accrued Liabilities	243,243	454,173
Net Current Liabilities from Discontinued Operations	50,000	159,484

Total Current Liabilities	7,931,326	9,083,023

LONG-TERM LIABILITIES
Notes and Capital Lease Payable (Net of Current Maturities)	8,580,944	9,791,722
Deferred Tax Liabilities	—	61,000

Total Long-Term Liabilities	8,580,944	9,852,722

Total Liabilities	16,512,270	18,935,745

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred Stock, $1 Par Value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock $.01 Par Value; 9,000,000 Shares Authorized; 2,473,650 and 2,361,192 Shares Issued and 2,441,946 and 2,361,192 Shares Outstanding at December 31, 2002 and 2001, Respectively	24,419	23,612
Additional Paid-In Capital	12,873,657	12,179,399
Accumulated Deficit	(57,946)	(1,881,218)

Total Shareholders' Equity	13,090,130	10,571,793

Total Liabilities and Shareholders' Equity	$29,602,400	$29,507,538

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
NET SALES	$60,655,579	$58,460,589	$54,775,279
COST OF GOODS SOLD	(50,136,043)	(48,014,244)	(44,507,489)

GROSS PROFIT	10,519,536	10,446,345	10,267,790

OPERATING EXPENSES
Selling Expenses	2,466,460	2,847,727	2,186,930
General and Administrative Expenses	3,835,885	3,367,062	4,005,127

Total Operating Expenses	6,302,345	6,214,789	6,192,057

INCOME FROM OPERATIONS	4,217,191	4,231,556	4,075,733

OTHER INCOME (EXPENSE)
Interest Income	5,231	17,921	28,197
Miscellaneous Income (Expense)	(17,660)	2,581	16,175
Interest Expense	(431,650)	(776,195)	(997,532)

Total Other Expense	(444,079)	(755,693)	(953,160)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,773,112	3,475,863	3,122,573
INCOME TAX EXPENSE	(1,370,000)	(1,373,000)	(1,079,000)

NET INCOME	$2,403,112	$2,102,863	$2,043,573

EARNINGS PER SHARE:
Basic	$1.00	$0.89	$0.86

Average Number of Common Shares Outstanding Used for Basic Earnings Per Share	2,410,890	2,361,192	2,357,457

Diluted	$0.95	$0.86	$0.83

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,517,482	2,457,088	2,449,528

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
BALANCE DECEMBER 31, 1999	$250,000	$23,519	$12,132,615	$(6,027,654)	$6,378,480
2000 Net Income	—	—	—	2,043,573	2,043,573
Issuance of Stock	—	92	25,421	—	25,513

BALANCE DECEMBER 31, 2000	250,000	23,611	12,158,036	(3,984,081)	8,447,566
2001 Net Income	—	—	—	2,102,863	2,102,863
Issuance of Stock	—	1	21,363	—	21,364

BALANCE DECEMBER 31, 2001	250,000	23,612	12,179,399	(1,881,218)	10,571,793
2002 Net Income	—	—	—	2,403,112	2,403,112
Issuance of Stock	—	1,592	694,258	—	695,850
Repurchase of Stock	—	(785)	—	(579,840)	(580,625)

BALANCE DECEMBER 31, 2002	$250,000	$24,419	$12,873,657	$(57,946)	$13,090,130

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,403,112	$2,102,863	$2,043,573
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Debt Refinance Charges	58,000	—	—
Depreciation and Amortization	1,380,499	1,181,754	1,069,332
Deferred Taxes	439,000	22,000	808,000
Gain on Disposal of Assets	(942)	—	(1,081)
Changes in Current Operating Items:
Accounts Receivable	1,573,155	(529,939)	(3,153,350)
Inventories	175,775	(856,344)	(2,869,718)
Prepaid Expenses	(62,824)	(258,966)	54,694
Accounts Payable	(1,567,968)	(877,394)	1,641,855
Accrued Payroll and Commissions	(77,863)	502,376	797,973
Accrued Income Taxes and Income Tax Receivable	(1,022,677)	356,376	182,330
Accrued Health and Dental Claims	(113,547)	(31,230)	227,983
Other Accrued Liabilities	(303,621)	(561,626)	53,449

Net Cash Provided by Operating Activities	2,880,099	1,049,870	855,040

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Discontinued Operations	2,000	—	250,000
Proceeds from Sale of Assets	400	—	206,691
Acquisition of Equipment & Leasehold Improvements	(1,081,440)	(711,968)	(949,814)
Acquisition of Subsidiary	(650,000)	—	—

Net Cash Used by Investing Activities	(1,729,040)	(711,968)	(493,123)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks Written in Excess of Cash	300,000	—	—
Net Change in Line of Credit	(606,843)	(395,302)	775,000
Debt Refinance Charges	(58,000)	—	—
Proceeds from Notes Payable	4,879,017	234,000	825,000
Payments on Notes and Capital Lease Payable	(5,513,437)	(544,232)	(1,912,932)
Issuance of Stock	695,850	21,364	25,513
Repurchase of Stock	(580,625)	—	—

Net Cash Used by Financing Activities	(884,038)	(684,170)	(287,419)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	267,021	(346,268)	74,498
Cash and Cash Equivalents—Beginning of Year	181,730	527,998	453,500

CASH AND CASH EQUIVALENTS—END OF YEAR	$448,751	$181,730	$527,998

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

        Nortech Systems Incorporated (together with its wholly owned subsidiary, the "Company") manufactures wire harnesses, cables and electromechanical assemblies, printed circuit boards and higher-level assemblies for a wide range of commercial and defense industries. The Company provides a full "turn-key" contract manufacturing service to its customers. All products are built to the customer's design specifications. Products are sold to customers both domestically and internationally. The Company also provides repair service on circuit boards used in machines in the medical industry.

        The Company's manufacturing facilities are located in Bemidji, Fairmont, Merrifield and Baxter, Minnesota as well as Augusta, Wisconsin. In July 2002, the Company acquired a business in Monterrey, Mexico, as described in Note 10.

Cash and Cash Equivalents

        For purposes of reporting cash flows, the Company considers cash equivalents to be short-term, highly liquid interest-bearing accounts readily convertible to cash. The carrying amount approximates fair value.

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

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Manufacturing Assembly Solutions of Monterrey, Inc. All significant intercompany accounts and transactions have been eliminated.

Accounts Receivable

        Products are sold on an unsecured basis. Payment is required between 30 and 45 days after receipt of the invoice. Finance charges are not charged to past due receivables. Company provides an allowance for uncollectible accounts under the allowance method. The allowance for uncollectible accounts was $488,451 and $318,557 at December 31, 2002 and 2001, respectively.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market (based on the lower of replacement cost or net realizable value). Costs include material, labor, and overhead required in the warehousing and production of the Company's products. Inventory is shown net of reserve for excess and obsolete inventory as follows:

	2002	2001
Raw Materials	$9,481,193	$10,430,426
Work in Process	1,859,000	1,676,730
Finished Goods	2,172,379	1,698,373
Reserves	(1,192,255)	(1,354,050)

Total	$12,320,317	$12,451,479

Property and Equipment and Depreciation

        Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized, while maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation is removed from the accounts and the resulting gain or loss is reflected in operations. Leasehold improvements are depreciated over the shorter of the estimated use life or the remaining lease term. All other property and equipment are depreciated by the straight-line method of depreciation over their estimated useful lives.

Buildings and Leasehold Improvements	3-39 Years
Manufacturing Equipment	5-15 Years
Office and Other Equipment	5-7 Years

        Depreciation expense was $1,182,227, $1,165,482 and $1,053,060, for the three years ended December 31, 2002, 2001 and 2000, respectively.

Goodwill and Other Intangible Assets

        The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards Board No. ("SFAS") 142, "Goodwill and Other Intangible Assets," which requires that goodwill and certain indefinite-lived assets no longer be amortized but evaluated annually for impairment. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to seven years.

        The Company evaluates long-lived assets and intangible assets with definite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on the Company's projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to equal estimated fair value.

        Goodwill is tested for impairment annually, or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. The impairment test is conducted at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit. If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss.

Preferred Stock

        Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2002, 2001, and 2000.

Revenue Recognition

        Revenue from product sales is recognized upon shipment to customer, title passing and all obligations of the Company have been satisfied. Provisions for discounts to customers, returns and other adjustments are provided for in the same period the related sales are recorded. Revenues from repair services are recognized upon shipment of related equipment to customer.

Estimated Warranty Claims

        The sales of the Company's products include warranties that provide for repairs or replacement of defective products. The warranty periods range from one to two years, depending on the product, in the period following the sale. A warranty reserve is estimated by management based on actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. Estimated warranty liabilities of approximately $40,000 and $51,000 are included in Other Accrued Liabilities at December 31, 2002 and 2001, respectively.

        A tabular reconciliation of the changes in the Company's product warranty liability for the years ended December 31, 2002, 2001, and 2000 is as follows:

	Balance at Beginning of Year	Warranty Provisions	Warranty Claims	Balance at End of Year
2002	$51,000	8,886	19,886	$40,000
2001	$41,450	22,000	12,450	$51,000
2000	$41,450	8,000	8,000	$41,450

Shipping and Handling Costs

        The Company's shipping and handling costs charged to its customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold for all periods presented.

Advertising

        Advertising costs are charged to operations as incurred. Total amounts charged to expense for each of the three years ended December 31, 2002 were $118,017, $131,199, and $94,860, respectively.

Income Taxes

        The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

        The fair value of each option grant issued is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were made in estimating fair value:

	2002	2001	2000
Expected Lives (Years)	10	2	10
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	68.00%	57.00%	99.00%
Risk-Free Interest Rate	4.00%	3.25%	6.48 - 6.68%

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation costs were charged to operations for the years ending December 31, 2002, 2001, and 2000. Had compensation cost for the Company's stock option plan been determined pursuant to SFAS No. 123, net earnings and earnings per share would have been as follows:

	2002	2001	2000
Net income, as reported	$2,403,112	$2,102,863	$2,043,573
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(68,529)	(78,804)	(91,496)

Proforma net income	$2,334,583	$2,024,059	$1,952,077

Earnings per share:
Basic—as reported	$1.00	$0.89	$0.86

Basic—pro forma	$0.97	$0.86	$0.83

Diluted—as reported	$0.95	$0.86	$0.83

Diluted—pro forma	$0.93	$0.84	$0.81

Net Income Per Common Share

        Basic net income per share is computed using the weighted-average number of common shares outstanding. Diluted income per share is computed using the weighted-average number of common shares outstanding and potential common shares from the assumed exercise of stock options outstanding during the period using the treasury stock method.

Cash Flow Information

        The Company paid income taxes of $1,998,677, $994,624, and $80,880 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company paid interest expenses of $514,031, $713,352 and $996,663 for the years ended December 31, 2002, 2001 and 2000, respectively.

        During 2002, the Company incurred a note payable in the amount of $1,200,000 as part of the purchase price for certain assets of another corporation, as described in Note 10.

        During 2000, the trade of the Augusta, Wisconsin building, forgiveness of debt, and establishment of the capital lease payable resulted in a non-cash transaction of $204,879.

Segment Reporting Information

        The Company's results from operations for the years ending December 31, 2002, 2001 and 2000, consist entirely of a single segment known as Contract Manufacturing. Foreign revenues represent 1%, 2%, and 2% of consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

        Long-lived assets by country are as follows:

	United States	Mexico	Total
2002
Net Property and Equipment	$5,645,086	$304,328	$5,949,414
Other Assets	1,444,590	11,012	1,455,602
2001
Net Property and Equipment	$5,864,898	$—	$5,864,898
Other Assets	100,273	—	100,273

Foreign Currency Translation

        Local currency is considered the functional currency for the operation outside the United States. Assets and liabilities are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Cumulative translation adjustments, if significant, are recorded as a component of accumulated other comprehensive income in stockholders' equity.

Discontinued Operations

        On June 30, 1999, the Company adopted a formal plan to sell two of their operating segments, Display Products and Medical Management. During 2002, certain assets of the Medical Management segment were sold for $2,000 to a private party. During 2000, the fixed assets and inventory of the Display Products segment were sold for $250,000 to Computron Display Systems. Results of operations for these segments for the years ended December 31, 2002, 2001 and 2000, where applicable, have been recorded against the reserves established to absorb future disposal losses. Estimated reserves for disposal losses recorded at the time of discontinuing these operations have been sufficient to absorb all activity to date.

New Accounting Standards Adopted

        In 2002, the Company adopted the following new Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) accounting pronouncements:

        SFAS No. 142, "Goodwill and Other Intangible Assets", which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for a transitional impairment test. Statement 142 requires an evaluation of intangible assets and their useful lives. The transitional impairment test was performed effective as of January 1, 2002.

        SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposals of long-lived assets. While Statement 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. Statement 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the

disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends the reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distributions to owners) or is classified as held for sale.

        SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" amends the FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosures are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

New Accounting Pronouncements

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The Company is required to adopt SFAS 146 on January 1, 2003. This Statement will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligations undertaken. The initial recognition and measurement provision of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

Reclassifications

        Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation. Such reclassifications had no impact on net income or shareholders' equity.

NOTE 2 MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. With regard to cash, the Company maintains its excess cash balances in checking and money market accounts at three high-credit quality financial institutions. These balances exceed the federally insured limit by $283,253 and $132,419 at December 31, 2002 and 2001, respectively. The Company has not experienced any losses in any of the short-term investment instruments it has used for excess cash balances. The Company does not require collateral on its receivables. Historically, the Company has not suffered significant losses with respect to trade accounts receivable.

        One customer accounted for 23% and 17% of accounts receivable at December 31, 2002 and 2001, respectively, and approximately 31%, 24% and 13% of sales for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 3 ACCRUED HEALTH AND DENTAL CLAIMS

        The Company has self-insured its employee health and dental plans. It has contracted with two separate administrative service companies to supervise and administer the programs and act as representatives. The Company's health plan insures for excessive or unexpected claims and is liable for claims not to exceed $70,000 per individual per plan year and an estimated aggregate amount of $2,982,746 for the current plan year. The Company's dental plan pays claims based on actual amounts incurred. Estimated unpaid claims for incurred health and dental services of approximately $277,684 and $391,413 are included in Accrued Health and Dental Claims at December 31, 2002 and 2001, respectively.

NOTE 4 LONG-TERM DEBT

        The Company refinanced its lines of credit and $5,031,410 of notes payable with Wells Fargo Bank, N.A on January 31, 2002. The refinanced debt was structured using three instruments including a $1,750,000 equipment note, a $2,500,000 real estate note and a $6,000,000 revolving line of credit. The credit agreement includes a provision that commits the Company to pay a minimum of $150,000 of interest annually.

        A summary of all debt balances at December 31, 2002 and 2001 is as follows:

Description	2002	2001
Revolving Line of Credit—Wells Fargo Bank Minnesota, N.A., Borrowing Limit of $6,000,000; Interest at Prime Rate of Wells Fargo; Due June 2004; Secured by Substantially All Assets	$4,422,855	$—
Notes Payable—Wells Fargo Bank Minnesota, N.A., Interest at Prime Rate of Wells Fargo; Monthly Payments of $43,056, Including Principal and Interest; Due February 2007; Secured by Substantially All Assets	3,819,444	—
Revolving Lines of Credit—Wells Fargo Bank Minnesota, N.A., Borrowing Limit of $6,000,000; Interest at Highest Prime Rate in "Money Rate" Table in Wall Street Journal; Refinanced January 2002	—	5,029,698
Promissory Notes Payable—Wells Fargo Bank Minnesota, N.A., Interest at Highest Prime Rate in "Money Rate" Table in Wall Street Journal; Refinanced January 2002	—	1,400,000
Notes Payable—Wells Fargo Bank Minnesota, N.A., Interest at 4.75%, Refinanced January 2002	—	787,569
Note Payable—Communications Systems, Inc., Interest at Prime as Established by U.S. Bank Minneapolis, Refinanced January 2002	—	2,765,390
Promissory Note—SAE Assembly, LLC, (**See Discussion Below Describing Payment Terms); Secured by Shares of Nortech Common Stock	1,200,000	—
Notes Payable—Other, Interest Ranging From 6.5% to 8.5%; Monthly Installment Payments Through March 2007; Secured by Substantially All Assets	$581,023	$87,043
Capitalized Lease Payable—City of Augusta, Wisconsin, Monthly Installment Payments through December 2003: See Footnote 5 for Additional Capital Lease Disclosures	199,801	223,703

Total Notes and Capital Lease Payable	$10,223,123	$10,293,403
Current Maturities of Notes and Capital Lease Payable	(1,642,179)	(501,681)

Notes and Capital Lease Payable—Net of Current Maturities	$8,580,944	$9,791,722

        The weighted-average interest rate on the Company's lines of credit was 4.67% and 6.92% for the years ended December 31, 2002 and 2001, respectively.

        **Repayment of SAE Assembly, LLC (SAE) debt will be made through semi-annual installments ending June 2004. Each installment on the note will be satisfied with the issue of 31,704 shares of Nortech stock. Should the average market price of the stock fail to reach or exceed $7.00 during a four-week period of time during each semi-annual period, the Company shall at the buyers discretion repurchase such shares within 30 days at a price of $7.00. The 31,704 shares required under the first installment were transferred to SAE on December 27, 2002, but were not considered outstanding at December 31, 2002 for purposes of calculating earnings per share as the four-week period of time had not expired. Subsequent to December 31, 2002, the market price of the Company's stock met the $7.00 four-week requirement, at which time the shares issued to SAE became outstanding.

        All Wells Fargo Bank, N.A. debt agreements contain certain covenants, which, among other things, will require the Company to adhere to regular reporting requirements, maintain certain financial ratios, and limit the amount of annual capital expenditures. There were no covenant violations at or for the year ended December 31, 2002.

        Maturity requirements are as follows:

Years Ending December 31,	Amount
2003	$1,642,179
2004	5,266,955
2005	545,937
2006	547,897
2007	2,220,155

$10,223,123

NOTE 5 CAPITAL LEASE

        The Company entered into a capital lease to occupy a manufacturing facility in Augusta, Wisconsin and will take ownership upon maturity of lease in 2003. Depreciation on the building under capital lease is included in depreciation expense. The Company's land and building held under the capital lease on the balance sheet consist of the following:

	2002	2001
Land	$10,000	$10,000
Building	368,912	368,912
Less: Accumulated Depreciation	(28,388)	(18,919)

Total	$350,524	$359,993

        Minimum future lease obligations on the long-term capital lease in effect at December 31, 2002 are as follows:

Total Minimum Lease Payments in 2003	$217,000
Less: Amount Representing Interest	(17,199)

Capitalized Lease Obligation	$199,801

NOTE 6 OPERATING LEASES

        The Company has entered into various operating leases for production and office equipment, office space and buildings. The Company has the option to purchase various pieces of equipment upon lease expiration at fair market value. The Company also has the option to purchase the Aitkin, MN manufacturing plant, currently under an operating lease, upon expiration of lease. The Company has the option to renew the lease for the Baxter, MN facility for an additional five years upon expiration of the initial lease term in July 2006.

        During 2002, the Company assumed a three year lease for the newly acquired manufacturing facility in Monterrey, Mexico. The lease matures during 2004 and allows the Company the option of two three-year renewals. Also in 2002, the Company entered into an agreement to sublease office space in its Wayzata, MN location. The sublease agreement expires September 2005.

        Rent expense, which includes amounts for other short term leases, for the years ended December 31, 2002, 2001, and 2000, was $799,571, $661,475, and $619,065, respectively. Sublease income was $750 for the year ended December 31, 2002. The future minimum lease payments are as follows:

Years Ending December 31,	Lease Commitment	Sublease Income	Net
2003	$449,478	$3,000	$446,478
2004	310,581	3,000	307,581
2005	137,252	2,250	135,002
2006	19,800	—	19,800

Total	$917,111	$8,250	$908,861

NOTE 7 INCOME TAXES

        The provision for income taxes for each of the three years ended December 31, 2002, consists of the following:

	2002	2001	2000
Current Taxes—Federal	$763,000	$1,116,000	$154,000
Current Taxes—State	151,000	235,000	117,000
Current Taxes—Foreign	17,000	—	—
Deferred Taxes—Federal	374,000	40,000	743,000
Deferred Taxes—State	65,000	(18,000)	65,000

Total Expense	$1,370,000	$1,373,000	$1,079,000

        The statutory rate reconciliation for each of the three years ended December 31, 2002 is as follows:

	2002	2001	2000
Statutory Tax Provision	$1,283,000	$1,182,000	$1,062,000
State Income Taxes, Net of Federal Benefit	153,000	143,000	128,000
Federal Tax on Foreign Income	(16,000)	—	—
General Business Credits	(82,000)	(18,000)	(22,000)
Change in Deferred Tax Valuation Allowance	—	—	(165,000)
Foreign Taxes	17,000	—	—
Other	15,000	66,000	76,000

Income Tax Expense	$1,370,000	$1,373,000	$1,079,000

        Deferred tax assets (liabilities) at December 31, 2002 and 2001, consist of the following:

	2002	2001
Unrealized Loss on Discontinued Operations	$19,000	$117,000
Allowance for Doubtful Accounts	187,000	126,000
Inventory Reserves	365,000	644,000
Accrued Vacation	243,000	219,000
Accrued Warranty	15,000	19,000
Health Insurance Reserve	106,000	149,000
Accrued Bonuses	7,000	190,000
Other Reserves	17,000	28,000

Current Deferred Tax Assets	$959,000	$1,492,000

Amortization	58,000	—
Property and Equipment	(25,000)	(61,000)

Non-Current Deferred Tax Assets (Liabilities)	$33,000	$(61,000)

        The Company utilized operating loss carryforwards of $1,468,100 for the year ended December 31, 2000 to offset federal taxable income. The Company also utilized $1,400 of an expiring investment tax credit to offset federal tax and forfeited an additional $38,700 of credits due to expiration in 2000. As of December 31, 2002, the Company had no net operating loss or tax credit carryforwards.

        The Company has determined that it is more likely than not that its deferred tax assets will be realized, principally through carrybacks to prior tax years and taxable income in future tax years. As a result, management has determined that estimating a valuation allowance on the Company's deferred tax assets is not necessary.

NOTE 8 401(K) RETIREMENT PLAN

        The Company has a 401(k) profit sharing plan (the "Plan") for its employees. The Plan is a defined contribution plan covering all employees of the Company except for employees covered by a collective bargaining agreement and non-resident aliens earning non-U.S. source income. Employees are eligible to participate in the Plan after completing six months of service and attaining the age of 21. Employees are allowed to contribute up to 15% of their wages to the Plan. The Company matches 25% of the employees' contribution, however, effective January 1, 2001, employer contributions are limited to 6% of covered compensation. The Company made contributions of $117,509, $100,448, and $63,105 during the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 9 GAINSHARING INCENTIVE AND STOCK OPTION PLANS

Employee Gainsharing

        During 1993, the Company adopted an employee gainsharing plan (the "Plan"). The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. The Company has authorized 50,000 shares to be available under this Plan. In accordance with the terms of the Plan, employees can acquire newly issued shares of common stock for 90% of the current market value. During 2002, 12,355 gainsharing shares were issued in connection with this plan. Through December 31, 2002, 21,388 shares have been issued under this Plan.

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

        The total number of shares of common stock that may be granted under the plan is 350,000, of which 41,500 shares remain available at December 31, 2002. The plan provides that shares granted come from the Company's authorized but unissued common stock. The price of the options granted under the plan will not be less than 100% of the fair market value of the shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant. The following table summarizes information about fixed-price stock options outstanding at December 31, 2002:

Exercise Prices	Outstanding 12/31/2002	Exercisable 12/31/2002	Remaining Contractual Life
3.125	34,000	19,600	5.10 Years
3.625	6,000	6,000	1.07 Years
4.000	8,000	3,200	7.42 Years
5.000	60,000	60,000	4.14 Years
5.250	35,000	35,000	2.92 Years
5.500	4,000	4,000	5.42 Years
7.110	4,000	2,000	9.82 Years

	151,000	129,800

        Following is a summary of the fixed stock option plan transactions during 2002, 2001 and 2000.

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options Outstanding, Beginning of Year	297,500	$4.39	297,500	$4.39	255,500	$4.55
Options Exercised	(146,900)	4.28	—	—	(6,000)	2.38
Options Forfeited	(3,600)	3.13	(6,000)	3.13	—	—
Options Granted	4,000	7.11	6,000	3.13	48,000	3.27

Options Outstanding, End of Year	151,000	$4.60	297,500	$4.39	297,500	$4.39

Option Price Range of Exercised Shares	$1.625 - 5.25		$—		$1.75 - 5.50
Weighted Average Fair Value of Options Granted During the Year	$5.49		$3.40		$3.21

NOTE 10 ACQUISITION OF SUBSIDIARY

        On June 27, 2002, the Company acquired 100 percent of the outstanding common shares of Manufacturing Assembly Solutions of Monterrey, Inc. (MAS), a Mexican corporation, located in Monterrey, Mexico. The results of operations since June 27, 2002, have been included in the consolidated financial statements. The main reason for this acquisition was to enhance the Company's manufacturing capabilities in a low cost country. The aggregate purchase price was $1,850,000, including $650,000 paid in cash in July 2002 and a $1,200,000 promissory note (see Note 4) to SAE Assembly, LLC.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Current Assets	$152,148
Net Property and Equipment	186,761
Other Assets	11,012
Intangible Assets	1,526,384

Total Assets Acquired	$1,876,305

Current Liabilities Assumed	$26,305

Net Assets Acquired	$1,850,000

        Intangible assets acquired consist principally of non-compete agreements, which will be amortized on a straight-line basis over the four year term of the agreements. The Company has recorded related amortization expense of $190,800 for the year ended December 31, 2002. The Company will record amortization expenses of $381,596, $381,596, $381,596 and $190,796 for the years ended December 31, 2003, 2004, 2005 and 2006, respectively.

NOTE 11 COMMITMENTS AND CONTINGENCIES

Litigation

        The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

Executive Life Insurance Plan

        During 2002, the Company set up an Executive Bonus Life Insurance Plan (the "Plan") for its key employees ("participants"). Pursuant to the Plan, the Company will pay a bonus to participants equal to 10% of the participants' base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest in their bonus at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant must reimburse the Company for any unvested amounts. Charges to income under the Plan were $135,759 for the year ended December 31, 2002.

Change of Control Agreements

        During 2002, the Company entered into Change of Control Agreements (the "Agreement(s)") with certain key executives ("the Executive(s)"). The Agreements provide an inducement for each Executive to remain as an employee of the Company in the event of any proposed or anticipated change of control in the organization, including facilitating an orderly transition, and to provide economic security for the Executive after a change in control has occurred.

        In the event of an involuntarily termination, each Executive would receive their base salary, annual bonus at time of termination, and continued participation in health, disability and life insurance plans for a period of three years. Each Executive would also receive professional outplacement services up to $10,000. Each Agreement remains in full force until the Executive terminates employment or the Company terminates the employment of the Executive.

NOTE 12 EARNINGS PER SHARE

        The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	2002	2001	2000
Basic Earnings Per Common Share
Net Income	$2,403,112	$2,102,863	$2,043,573

Weighted average common share outstanding	2,410,890	2,361,192	2,357,457

Basic earnings per common share *	$1.00	$0.89	$0.86

Diluted Earnings Per Common Share
Net Income	$2,403,112	$2,102,863	$2,043,573

Weighted average common shares outstanding	2,410,890	2,361,192	2,357,457
Stock options	106,592	95,896	92,071

Weighted average common shares for diluted earnings per common share	2,517,482	2,457,088	2,449,528

Diluted earnings per common share	$0.95	$0.86	$0.83

*
For 2002, 2001 and 2000, there were 0, 25 and 41,816 shares, respectively, excluded from the computation of diluted earnings per share because to do so would be antidilutive.

NOTE 13 SUPPLEMENTARY FINANCIAL INFORMATION

	Quarter Ending 3/31/2002	Quarter Ending 6/30/2002	Quarter Ending 9/30/2002	Quarter Ending 12/31/2002
Net Sales	$15,362,896	$15,243,680	$14,670,449	$15,378,553
Gross Profit	2,779,465	2,911,302	2,521,031	2,307,737
Net Income	618,919	534,269	559,034	690,890
Basic Earnings per Share of Common Stock	0.26	0.22	0.23	0.29
Diluted Earnings per Share of Common Stock	0.25	0.21	0.22	0.27
	Quarter Ending 3/31/2001	Quarter Ending 6/30/2001	Quarter Ending 9/30/2001	Quarter Ending 12/31/2001
Net Sales	$14,845,304	$12,622,055	$13,706,447	$17,286,783
Gross Profit	2,693,272	1,999,326	2,326,341	3,427,406
Net Income	494,106	302,040	361,249	945,468
Basic Earnings per Share of Common Stock	0.21	0.13	0.15	0.40
Diluted Earnings per Share of Common Stock	0.20	0.12	0.15	0.39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Nortech Systems Incorporated filed a Form 8-K on January 8, 2003. This Form 8-K informed the public of a change in the Company's auditors to KPMG LLP from Larson, Allen, Weishair & Co., LLP. Information contained in this filing are incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 2002 proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2003 and said portions of the proxy statement are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding executive compensation of the Registrant will be included in the Registrant's 2002 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 2003 and said portions of the proxy statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 2002 proxy statements to be filed with the Securities and Exchange Commission no later than April 30, 2003 and said portions of the proxy statements are incorporated herein by reference.

        Information regarding executive compensation plans as of the end of the last fiscal year, on two categories of equity compensation plans (including individual compensation arrangements): that is, plans that have been approved by security holders and plans that have not been approved by security holders, will be included in the Registrant's 2002 proxy statements to be filed with the Securities and Exchange Commission no later than April 30, 2003 and said portions of the proxy statements are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14. CONTROLS AND PROCEDURES

A.
Within 90 days prior to the filing date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the company's Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

B.
There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

        (a)1. Consolidated Financial Statements—consolidated financial statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 15.

        (a)2. Consolidated Financial Schedule—The following consolidated financial statement schedule supporting the consolidated financial statements and the Accountants' report thereon, is included in this Annual Report on Form 10-K:

PAGE
Independent Auditors' Reports on Supplementary Information
KPMG LLP	45
Larson, Allen Weishair & Co., LLP	46
Consolidated Financial Statement Schedule for the years ended December 31, 2002, 2001 and 2000
II Valuation and Qualifying Accounts	47

        All other schedules are omitted since they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(b)
Reports on Form 8-K

  The Company filed a Form 8-K on May 14, 2002. This Form 8-K described the election of Michael J. Degen to the office of interim President and Chief Executive Officer to succeed the late President and Chief Executive Officer, Quentin E. Finkelson.

  The Company filed a Form 8-K on January 8, 2003. This Form 8-K announced the appointment of KPMG LLP as its independent auditors, succeeding Larson, Allen, Weishair & Co., LLP. Exhibit Index:

        The following exhibits are incorporated by reference to exhibits accompanying the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  10.1
  Stock purchase agreement for all outstanding shares of capital stock of Manufacturing Assembly Solutions of Monterrey Inc. dated June 27, 2002.

  10.2
  Change of Control Agreement entered into on October 1, 2002 by and between the Company and the Officers and Vice Presidents referred to collectively as the Corporation and the Executive.

  10.3
  Resolution Authorizing Executive Bonus Life Insurance Plan for certain key Employees of the Company effective on October 23, 2002.

  23.1
  Letter of Consent from KPMG LLP in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993.

  23.2
  Letter of Consent from Larson, Allen Weishair & Co., LLP in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993.

  99.1
  Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

  99.2
  Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

        The following exhibit is incorporated by reference to exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  10.4
  Letter of Undertaking, Promissory Notes for Real Estate, Equipment and Revolving Line of Credit between Wells Fargo Bank Minnesota National Association (formerly Norwest Bank Minnesota South, N.A), and the Company.

        The following exhibit is incorporated by reference to exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  10.5
  Lease Agreement for Augusta building at 750 Industrial Park Drive, and Sales Agreement for Augusta building at 350 Industrial Park Drive, both in Augusta, Wisconsin.

        The following exhibit is incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  10.1
  Master lease agreement for equipment between Amplicon Financial and the Company.

        The following exhibit is incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  10.1
  Master lease agreement for equipment between Amplicon Financial and the Company.

        The following exhibits are incorporated by reference to exhibits 10.1 and 10.6, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  10.1
  Master lease agreement for equipment between Norwest Leasing Company and the Company.

  10.6
  Security Agreement covering Notes in Exhibits 10.1.

        The following exhibit is incorporated by reference to exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

  3.1
  Articles of Incorporation dated October 30, 1990.

        The following exhibit is incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1984:

  3.2
  Bylaws

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTECH SYSTEMS INCORPORATED

March 29, 2003	By:	/s/ GARRY M. ANDERLY Garry M. Anderly Chief Financial Officer and Principal Accounting Officer
March 29, 2003	By:	/s/ MICHAEL J. DEGEN Michael J. Degen President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

March 29, 2003	/s/ MICHAEL J. DEGEN Michael J. Degen President, Chief Executive Officer and Director
March 29, 2003	/s/ MYRON KUNIN Myron Kunin, Chairman and Director
March 29, 2003	/s/ RICHARD W. PERKINS Richard W. Perkins, Director
March 29, 2003	/s/ C. TRENT RILEY C. Trent Riley, Director
March 29, 2003	/s/ KEN LARSON Ken Larson, Director

Sarbanes-Oxley Section 302 Certification

I, Michael J. Degen, certify that:

1.
I have reviewed this annual report on Form 10-K of Nortech Systems, Inc. and Subsidiary;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2003	/s/ MICHAEL J. DEGEN Michael J. Degen President and Chief Executive Officer

Sarbanes-Oxley Section 302 Certification

I, Garry M. Anderly, certify that:

1.
I have reviewed this annual report on Form 10-K of Nortech Systems, Inc. and Subsidiary;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2003	/s/ GARRY M. ANDERLY Garry M. Anderly Chief Financial Officer and Principal Accounting Officer

Board of Directors and Shareholders
 Nortech Systems Incorporated:

        Under date of March 10, 2003, we reported on the consolidated balance sheet of Nortech Systems Incorporated and subsidiary as of December 31, 2002, and related consolidated statements of income, shareholders' equity and cash flows for the year then ended, which are included in the Annual Report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the 2002 financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

        In our opinion, such financial statement schedule, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Minneapolis, Minnesota
March 10, 2003

INDEPENDENT AUDITORS' REPORT ON
SUPPLEMENTARY INFORMATION

Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota

        Our report on the basic consolidated financial statements of Nortech Systems Incorporated and Subsidiary for 2001 and 2000 precedes the consolidated financial statements. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on the following page is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

LARSON, ALLEN, WEISHAIR & CO., LLP

St. Cloud, Minnesota
February 13, 2002

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

SCHEDULE II

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

		Column C
	Column B		Column D	Column E
Column A		Additions Charged to Costs And Expenses
	Balance at Beginning of Period		Add (Deduct)	Balance at End of Period
Classification
Year Ended December 31, 2002:
Allowance for Doubtful Accounts	$318,557	231,500	(61,606)	$488,451
Inventory Obsolescence Reserve	$1,354,050	732,670	(894,465)	$1,192,255
Year Ended December 31, 2001:
Allowance for Doubtful Accounts	$187,294	131,263	—	$318,557
Inventory Obsolescence Reserve	$1,007,280	346,770	—	$1,354,050
Year Ended December 31, 2000:
Allowance for Doubtful Accounts	$102,030	85,264	—	$187,294
Inventory Obsolescence Reserve	$765,008	611,693	(369,421)	$1,007,280
Deferred Tax Valuation Allowance	$165,000	—	(165,000)	$—

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

10.1	Stock purchase agreement for all outstanding shares of capital stock of Manufacturing Assembly Solutions of Monterrey Inc. dated June 27, 2002
23.1	Letter of Consent from KPMG LLP in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993
23.2	Letter of Consent from Larson, Allen,Weishair & Co., LLP in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993
99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

QuickLinks

NORTECH SYSTEMS INCORPORATED ANNUAL REPORT ON FORM 10K TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET PRICE OF STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002, 2001, AND 2000
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
SIGNATURES
Sarbanes-Oxley Section 302 Certification
INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY SCHEDULE II FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
INDEX TO EXHIBITS