Form 10-Q
period 2003-03-31
NORTECH SYSTEMS INC
filed 2003-05-15
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices: 1120 Wayzata Blvd E., Suite 201, Wayzata, MN 55391

Telephone number: (952) 345-2277

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒.

Shares of common stock outstanding at April 14, 2003: 2,479,990 shares of $.01 per share par value

(The remainder of this page was intentionally left blank.)

FORM 10-Q

Quarter Ended March 31, 2003

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS	MARCH 31 2003	DECEMBER 31 2002
	(UNAUDITED)	(AUDITED)

Current Assets
Cash and Cash Equivalents	$383,031	$448,751
Accounts Receivable, Less Allowance for Uncollectible Accounts	6,916,333	7,616,093
Inventories:
Finished Goods	2,568,679	2,172,379
Work In Process	1,850,657	1,859,000
Raw Materials	8,526,053	8,288,938

Total Inventories	12,945,389	12,320,317

Prepaid Expenses	386,781	369,252
Income Taxes Receivable	413,518	483,971
Deferred Tax Assets	969,000	959,000

Total Current Assets	22,014,052	22,197,384

Property and Equipment
Land	151,800	151,800
Building and Leasehold Improvements	4,668,467	4,671,905
Manufacturing Equipment	5,651,723	5,466,567
Office and Other Equipment	2,682,892	2,743,707

Total Property and Equipment	13,154,882	13,033,979

Accumulated Depreciation	(7,356,687)	(7,084,565)

Net Property and Equipment	5,798,195	5,949,414

Other Assets
Deposits	11,012	11,012
Non-Compete, Net of Accumulated Amortization	1,240,184	1,335,584
Goodwill	76,006	76,006
Deferred Tax Assets	53,000	33,000

Total Other Assets	1,380,202	1,455,602

Total Assets	$29,192,449	$29,602,400

See accompanying Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS’ EQUITY	MARCH 31 2003	DECEMBER 31 2002
	(UNAUDITED)	(AUDITED)

Current Liabilities
Current Maturities of Notes and Capital Lease Payable	$1,335,553	$1,642,179
Checks Written in Excess of Cash	300,000	300,000
Accounts Payable	3,405,203	3,298,474
Accrued Payroll and Commissions	1,414,917	2,119,566
Accrued Health and Dental Claims	273,791	277,864
Other Accrued Liabilities	418,704	243,243
Net Current Liabilities from Discontinued Operations	50,000	50,000

Total Current Liabilities	7,198,168	7,931,326

Long-Term Liabilities
Notes and Capital Lease Payable (Net of Current Maturities)	8,509,313	8,580,944
Total Long-Term Liabilities	8,509,313	8,580,944
Total Liabilities	15,707,481	16,512,270

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,473,650 and 2,441,946 Shares Issued and Outstanding at March 31, 2003 and December 31, 2002, Respectively	24,736	24,419
Additional Paid-In Capital	13,173,340	12,873,657
Accumulated Other Comprehensive Income	(26,686)	—
Retained Earnings (Accumulated Deficit)	63,578	(57,946)

Total Shareholders’ Equity	13,484,968	13,090,130

Total Liabilities & Shareholders’ Equity	$29,192,449	$29,602,400

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED

	MARCH 31 2003	MARCH 31 2002
	(Unaudited)	(Unaudited)

Net Sales	$13,770,288	$15,362,896

Cost of Goods Sold	12,120,788	12,583,431

Gross Profit	1,649,500	2,779,465

Operating Expenses:
Selling Expenses	673,833	714,066
General and Administrative Expenses	706,552	939,535
Total Operating Expenses	1,380,385	1,653,601

Income From Operations	269,115	1,125,864

Other Income (Expense)
Interest Income	713	1,414
Miscellaneous Income (Expense)	17,725	(12,822)
Interest Expense	(89,028)	(92,537)
Total Other (Expense)	(70,591)	(103,945)

Income From Operations Before
Income Taxes	198,524	1,021,919

Income Tax Expense	77,000	403,000

Net Income	$121,524	$618,919

Earnings Per Share:

Basic	$0.05	$0.26
Average Number of Common Shares Outstanding Used for Basic Earnings Per Share	2,456,389	2,370,970

Diluted	$0.05	$0.25
Average Number of Common Share Outstanding Plus Dilutive Common Stock Options	2,511,007	2,492,045

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED

	MARCH 31 2003	MARCH 31 2002
	(Unaudited)	(Unaudited)

Net Income	$121,524	$618,919

Other Comprehensive Loss:
Cumulative Translation Adjustment	(26,686)	—

Comprehensive Income	$94,836	$618,919

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED

	MARCH 31 2003	MARCH 31 2002
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Income	$121,524	$618,919
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	369,869	298,303
Deferred Taxes	(30,000)	11,000
Changes in Current Operating Items:
Accounts Receivable	697,983	(193,093)
Accrued Income Taxes and Income Taxes Receivable	70,453	(197,318)
Inventories	(625,072)	474,070
Prepaid Expenses	(18,019)	49,794
Accounts Payable	107,426	225,174
Accrued Payroll and Commissions	(704,368)	(190,983)
Other Accrued Liabilities	173,199	(142,160)

Net Cash Provided by Operating Activities	162,995	953,706

Cash Flows from Investing Activities:
Acquisition of Equipment	(136,731)	(102,261)

Net Cash Used by Investing Activities	(136,731)	(102,261)

Cash Flows from Financing Activities:
Net Change in Line of Credit	61,844	(1,862,852)
Proceeds From Notes Payable	—	4,850,000
Payments on Notes and Capital Lease Payable	(140,101)	(3,683,591)
Issuance of Stock	—	30,424

Net Cash Used by Financing Activities	(78,257)	(666,019)

Effect of Exhange Rate Changes on Cash	(13,727)	—

Net Increase (Decrease) in Cash and Cash Equivalents	(65,720)	185,426

Cash and Cash Equivalents - Beginning	448,751	181,730

Cash and Cash Equivalents - Ending	$383,031	$367,156

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the financial information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The operating results of the interim periods presented are not necessarily indicative of the results expected for the year ending December 31, 2003 or for any other interim period.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the financial statements for the periods presented from amounts previously reported to conform to classifications currently adopted. Such reclassifications had no effect on previously reported shareholders equity or net income.

NOTE 2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Manufacturing Assembly Solutions of Monterrey, Inc.  All significant intercompany accounts and transactions have been eliminated.

NOTE 3.  ACCOUNTING PRONOUNCMENTS

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34”.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Company adopted the disclosure provisions of FABS Interpretation No. 45 as of December 31, 2002.  FASB Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligations undertaken.  The initial recognition and measurement provision of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  In 2003, the Company adopted the initial recognition and initial measurement provisions of FASB Interpretation No. 45.  The Company does not provide guarantees.  As a result, this interpretation has not impacted our financial statements.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement requires companies to recognize costs associated with exit or disposal activities when such costs are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by the Emerging Issues Task Force (“EITF”) pursuant to Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  Statement No. 146 replaces EITF 94-3.  The Company adopted this Statement on December 31, 2002 and will apply it prospectively based on future exit or disposal activity.

NOTE 4. LONG TERM DEBT

As described in the December 31, 2002 financial statements, repayment of SAE Assembly, LLC (SAE) debt will be made through semi-annual installments ending June 2004.  Each installment on the note will be satisfied with the issue of 31,704 shares of Nortech stock.  Should the average market price of the stock fail to reach or exceed $7.00 during a four-week period of time during each semi-annual period, the Company shall at the buyer’s discretion repurchase such shares within 30 days at a price of $7.00.  The 31,704 shares required under the first installment were transferred to SAE on December 27, 2002, but were not considered outstanding at December 31, 2002 for purposes of calculating earnings per share, as the four-week period of time had not expired.  During first quarter 2003, the market price of the Company’s stock met the $7.00 four-week requirement, at which time the shares issued to SAE became outstanding.  Satisfaction of this obligation through issuance of stock resulted in a non-cash transaction of $300,000 during the three months ended March 31, 2003.

NOTE 5.  STOCK OPTIONS

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost is recognized in the Company’s net income for options granted with exercise prices that are equal to the market values of the underlying common stock on the dates of grant.  Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company’s pro forma net income and net income per share for the first quarters of 2003 and 2002 would have been as follows:

	For the Three-Months Ended March 31,
	2003	2002

Net income, as reported	$121,524	$618,919
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(6,639)	(17,132)

Proforma net income	$114,885	$601,787

Earnings per share:
Basic - as reported	$0.05	$0.26
Basic - pro forma	$0.05	$0.25

Diluted - as reported	$0.05	$0.25
Diluted - pro forma	$0.05	$0.24

There were no stock options granted during the three-month periods ended March 31, 2003 or 2002.

NOTE 6. NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	For the Three Months Ended March 31,
	2003	2002

Basic Earnings Per Common Share

Net Income	$121,524	$618,919

Weighted average common share outstanding	2,456,389	2,370,970

Basic earnings per common share *	$0.05	$0.26

Diluted Earnings Per Common Share

Net Income	$121,524	$618,919

Weighted average common shares outstanding	2,410,890	2,361,192
Stock options	106,592	95,896
Weighted average common shares for diluted earnings per common share	2,517,482	2,457,088

Diluted earnings per common share	$0.05	$0.25

For each of the three months ended March 31, 2003 and 2002, there were no antidilutive shares.  Thus, no antidilutive shares were excluded from the computation of diluted earnings per share.

NOTE 7. FOREIGN CURRENCY TRANSLATION

Local currency is considered the functional currency for the operation outside the United States.  Assets and liabilities are translated at year-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the year.  Cumulative translation adjustments, if significant, are recorded as a component of accumulated other comprehensive income in stockholders’ equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1.)  Results of Operations for Quarter Ended March 31, 2003

Net Sales:

The Company had net sales of $13,770,288 compared to net sales of $15,362,896 for the quarters ended March 31, 2003 and 2002, respectively.  The decrease in net sales is due to order delays from major customer that reflects the general economic softness and the war in Iraq.  This weakness primarily affected the Company’s commercial wire harness and cable business, which is particularly vulnerable in the short run to customer push-outs and order delays.

Gross Profit:

The Company had gross profit of $1,649,500 or 12.0% compared to gross profit of $2,779,465 or 18.1% for the quarters ended March 31, 2003 and 2002, respectively.  The decrease reflects the reduced volume of business as stated above and the Company has elected to keep its infrastructure intact which affects the margin of the company in the short run.

Selling Expenses:

The Company’s selling expenses were $673,833 for quarter ended March 31, 2003 compared to $714,066 for the quarter ended March 31, 2002.  Reduced selling expense was due to lower revenue levels.

General and Administrative Expense:

The Company’s general and administrative expenses were $706,552 for quarter ended March 31, 2003 compared to $939,535 for the quarter ended March 31, 2002.  Reduction of expenses was due to lower head-count and reduced employee benefit expenses.

Other Income and Expense:

Other income and expense was $70,590 for quarter ended March 31, 2003 compared to $103,945 for the quarter ended March 31, 2002. The reduced expense relates to lower interest costs due to more favorable lending rates and miscellaneous income from the sale of tooling.

Net Income:

Net income for the three months ended March 31, 2003 was $121,524 or $0.05 per share compared to a net income of $618,919 or $0.26 per share for the three months ended March 31, 2002.

Income Tax:

Income tax expense for the three months ended March 31, 2003 was $77,000, compared to income expense of $403,000 for the three months ended March 31, 2002.

Backlog:

The Company’s 90-day order backlog was approximately $10,600,000 as of March 31, 2003, compared with approximately $10,400,000 at the beginning of the quarter.  Based on the current conditions, the Company anticipates revenue levels in the second quarter of 2003 to be slightly higher than first quarter of 2003.

(2.)  Liquidity and Capital Resources

The Company’s working capital increased to $14,815,884 at the close of first quarter 2003, compared to $14,266,058 as of December 31, 2002.  The Company believes that its financial liquidity will improve during 2003 and expects that its operating cash flow and available credit facilities will be sufficient to fund the expected growth in the next twelve months.

(3.)  Critical Accounting Policies

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

Long-Lived and Intangible Asset Impairment:

The Company evaluates long-lived assets and intangible assets with definite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances.  The evaluation is based on the Company’s projection of the undiscounted future operating cash flows of the underlying assets.  To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to equal estimated fair value.

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

Income taxes:

Management’s estimate of the tax rates utilized in the calculation of the deferred tax balances is based on historical taxable income and expected future taxable income and corresponding rates.  Further, management’s consideration of a valuation allowance for deferred tax assets is based upon estimates of taxable income in future periods.  These are estimates and may differ from actual results.

Self-Insured Health Claim Reserves:

Management estimates its reserve for employee health claims based on health claims incurred, historical lag times and an analysis of claims activity during the period, while taking into consideration insurance limits and coverage.

Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the

Company’s consolidated financial statements provide a meaningful and fair perspective of the Company.  This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, changes in materials costs, performance of acquired businesses and others, could not adversely impact the Company’s consolidated financial position, results of operations and cash flows in future periods.

(4.)  Forward-Looking Statements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES.

(a)          Evaluation of disclosure controls and procedures:  The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiary would be made known to them by others within those entities.

(b)         Changes in internal controls:  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)            Exhibits.

99.1               Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2               Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)           Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems, Inc. and Subsidiary

Date: May 13, 2003	By	/s/ Michael J. Degen
Michael J. Degen

President and Chief Executive Officer

Date: May 13, 2003	By	/s/ Garry M. Anderly
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

Date: May 13, 2003	/s/	Michael J. Degen
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

Date: May 13, 2003	/s/	Garry M. Anderly
Garry M. Anderly

Principal Financial

Accounting Officer