Form 10-Q
period 2003-06-30
NORTECH SYSTEMS INC
filed 2003-08-14
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices: 1120 Wayzata Blvd E., Suite 201, Wayzata, MN 55391

Telephone number: (952) 345-2277

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

Number of shares of $.01 par value common stock outstanding at July 21, 2003: 2,473,783

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND DECEMBER 31, 2002

	JUNE 30 2003	DECEMBER 31 2002
	(UNAUDITED)	(AUDITED)
ASSETS

Current Assets
Cash and Cash Equivalents	$723,175	$448,751
Accounts Receivable, Less Allowance for Uncollectible Accounts	6,872,039	7,616,093
Inventories:
Finished Goods	2,488,161	2,172,379
Work In Process	1,512,289	1,859,000
Raw Materials	8,663,579	8,288,938

Total Inventories	12,664,029	12,320,317

Prepaid Expenses	532,851	369,252
Income Taxes Receivable	251,546	483,971
Deferred Tax Assets	1,006,000	959,000

Total Current Assets	22,049,640	22,197,384

Property and Equipment
Land	151,800	151,800
Building and Leasehold Improvements	4,685,029	4,671,905
Manufacturing Equipment	5,942,550	5,466,567
Office and Other Equipment	2,733,349	2,743,707

Total Property and Equipment	13,512,728	13,033,979

Accumulated Depreciation	(7,680,858)	(7,084,565)

Net Property and Equipment	5,831,870	5,949,414

Other Assets
Deposits	23,719	11,012
Non-Compete, Net of Accumulated Amortization	1,144,784	1,335,584
Goodwill	74,345	76,006
Deferred Tax Assets	106,000	33,000

Total Other Assets	1,348,848	1,455,602

Total Assets	$29,230,358	$29,602,400

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND DECEMBER 31, 2002

	JUNE 30 2003	DECEMBER 31 2002
	(UNAUDITED)	(AUDITED)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Notes and Capital Lease Payable	$1,330,293	$1,642,179
Checks Written in Excess of Cash	850,000	300,000
Accounts Payable	2,929,723	3,298,474
Accrued Payroll and Commissions	1,240,745	2,119,566
Accrued Health and Dental Claims	244,743	277,864
Other Accrued Liabilities	446,176	243,243
Net Current Liabilities from Discontinued Operations	50,000	50,000

Total Current Liabilities	7,091,680	7,931,326

Long-Term Liabilities
Notes and Capital Lease Payable (Net of Current Maturities)	8,418,622	8,580,944
Total Long-Term Liabilities	8,418,622	8,580,944
Total Liabilities	15,510,302	16,512,270

Shareholders’ Equity
Preferred Stock, $1 par value;
1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,473,783 and 2,441,946 Shares Issued and Outstanding at June 30, 2003 and December 31, 2002, Respectively	24,738	24,419
Additional Paid-In Capital	13,174,178	12,873,657
Accumulated Other Comprehensive Loss	(19,225)	—
Retained Earnings (Accumulated Deficit)	290,365	(57,946)

Total Shareholders’ Equity	13,720,056	13,090,130

Total Liabilities & Shareholders’ Equity	$29,230,358	$29,602,400

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

JUNE 30, 2003 AND JUNE 30, 2002

	JUNE 30 2003	JUNE 30 2002
	(Unaudited)	(Unaudited)

Net Sales	$14,486,982	$15,243,680

Cost of Goods Sold	12,752,247	12,406,029

Gross Profit	1,734,735	2,837,651

Operating Expenses:
Selling Expenses	682,743	710,186
General and Administrative Expenses	760,906	1,082,959
Total Operating Expenses	1,443,649	1,793,145

Income From Operations	291,086	1,044,506

Other Expense
Interest Income	1,231	6,048
Miscellaneous Income (Expense)	55,059	(28,763)
Interest Expense	(95,590)	(139,522)
Total Other Expense	(39,300)	(162,237)

Income From Operations Before
Income Taxes	251,786	882,269

Income Tax Expense	25,000	348,000

Net Income	$226,786	$534,269

Earnings Per Share:

Basic	$0.09	$0.22
Average Number of Common Shares Outstanding Used for Basic Earnings Per Share	2,473,760	2,394,189

Diluted	$0.09	$0.21
Average Number of Common Share Outstanding Plus Dilutive Common Stock Options	2,512,727	2,536,958

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED

JUNE 30, 2003 AND JUNE 30, 2002

	JUNE 30 2003	JUNE 30 2002
	(Unaudited)	(Unaudited)

Net Sales	$28,257,270	$30,606,576

Cost of Goods Sold	24,873,035	25,241,295

Gross Profit	3,384,235	5,365,281

Operating Expenses:
Selling Expenses	1,356,576	1,424,251
General and Administrative Expenses	1,467,458	1,770,659
Total Operating Expenses	2,824,034	3,194,910

Income From Operations	560,201	2,170,371

Other Expense
Interest Income	1,944	7,462
Miscellaneous Income (Expense)	72,784	(41,585)
Interest Expense	(184,618)	(232,059)
Total Other Expense	(109,890)	(266,182)

Income From Operations Before
Income Taxes	450,311	1,904,189

Income Tax Expense	102,000	751,000

Net Income	$348,311	$1,153,189

Earnings Per Share:

Basic	$0.14	$0.48
Average Number of Common Shares Outstanding Used for Basic Earnings Per Share	2,465,122	2,383,190

Diluted	$0.14	$0.46
Average Number of Common Share Outstanding Plus Dilutive Common Stock Options	2,511,915	2,515,112

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED

JUNE 30, 2003 AND JUNE 30, 2002

	JUNE 30 2003	JUNE 30 2002
	(Unaudited)	(Unaudited)

Net Income	$226,786	$534,269

Other Comprehensive Income:
Cumulative Translation Adjustment	7,461	—

Comprehensive Income	$234,247	$534,269

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED

JUNE 30, 2003 AND JUNE 30, 2002

	JUNE 30 2003	JUNE 30 2002
	(Unaudited)	(Unaudited)

Net Income	$348,311	$1,153,189

Other Comprehensive Loss:
Cumulative Translation Adjustment	(19,225)	—

Comprehensive Income	$329,086	$1,153,189

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2003 AND JUNE 30, 2002

	JUNE 30 2003	JUNE 30 2002
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$348,311	$1,153,189
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	790,356	598,028
Deferred Taxes	(120,000)	(283,000)
Foreign Currency Transaction Gain	(4,031)	—
Changes in Current Operating Items:
Accounts Receivable	743,077	1,271,883
Accrued Income Taxes and Income Taxes Receivable	232,425	(557,932)
Inventories	(343,714)	1,102,526
Prepaid Expenses	(176,640)	(26,694)
Accounts Payable	(368,261)	(199,528)
Accrued Payroll and Commissions	(878,697)	(57,305)
Other Accrued Liabilities	171,811	(106,185)

Net Cash Provided by Operating Activities	394,637	2,894,982

Cash Flows from Investing Activities:
Acquisition of Equipment	(489,037)	(565,472)

Net Cash Used by Investing Activities	(489,037)	(565,472)

Cash Flows from Financing Activities:
Net Change in Line of Credit	47,677	(2,996,517)
Proceeds From Notes Payable	—	4,879,017
Payments on Notes and Capital Lease Payable	(221,885)	(3,825,642)
Issuance of Stock	840	93,665
Checks in Excess of Cash in Bank	550,000	—

Net Cash Provided (Used) by Financing Activities	376,632	(1,849,477)

Effect of Exchange Rate Changes on Cash	(7808)	—

Net Increase in Cash and Cash Equivalents	274,424	480,033

Cash and Cash Equivalents - Beginning	448,751	181,730

Cash and Cash Equivalents - Ending	$723,175	$661,763

Note: The Company has paid interest expense of $185,537 and income taxes of $37,361 for 2003 compared to interest expense of $201,904 and income tax expense of $1,469,236

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In preparing these financial statements, management has made its best estimates and judgements of certain amounts included in the financial statements, giving due consideration to materiality.  Changes in the estimates and assumptions used by management could have a significant impact on the Company’s financial results.  Actual results could differ from those estimates.

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

NOTE 2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nortech Systems, Incorporated (the “Company”or “Nortech”) and its wholly owned subsidiary, Manufacturing Assembly Solutions of Monterrey, Inc.  All significant intercompany accounts and transactions have been eliminated.

NOTE 3.  ACCOUNTING PRONOUNCMENTS

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34”.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Company adopted the disclosure provisions of FABS Interpretation No. 45 as of December 31, 2002.  FASB Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligations undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  In 2003, the Company adopted the initial recognition and initial measurement provisions of FASB Interpretation No. 45.  The Company does not provide guarantees excluding product warranties. As a result, this interpretation has not impacted our financial position, results of operations or statement of cash flow.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. We do not anticipate that the adoption of FIN 46 will have a material impact on our financial position, results of operations or cash flows.

NOTE 4. LONG TERM DEBT

As described in the December 31, 2002 financial statements, repayment of SAE Assembly, LLC (“SAE”) debt will be made through semi-annual installments ending June 2004.  Each installment on the note will be satisfied with the issue of 31,704 shares of Nortech stock.  Should the average market price of the stock fail to reach or exceed $7.00 during a four-week period of time during each semi-annual period, the Company shall at the buyer’s discretion repurchase the shares in that installment within 30 days at a price of $7.00.  The 31,704 shares required under the second installment were transferred to SAE on June 27, 2003, but were not considered outstanding at June 30, 2003 for purposes of calculating earnings per share, as the four-week period of time had not expired.

NOTE 5.  STOCK OPTIONS

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost is recognized in the Company’s net income for options granted with exercise prices that are equal to the market values of the underlying common stock on the dates of grant.  Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company’s pro forma net income and net income per share would have been as follows:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Net income, as reported	$226,786	$534,269	$348,311	$1,153,189

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(9,851)	(17,132)	(19,703)	(34,264)

Proforma net income	$216,935	$517,137	$328,608	$1,118,925

Earnings per share:

Basic – as reported	$0.09	$0.22	$0.14	$0.48

Basic – pro forma	$0.09	$0.22	$0.13	$0.47

Diluted – as reported	$0.09	$0.21	$0.14	$0.46

Diluted – pro forma	$0.09	$0.20	$0.13	$0.45

During the six-month period ended June 30, 2003, the Company granted 50,000 stock options to executives. There were no stock options granted during the six-month period ended June 30, 2002.

NOTE 6. NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Basic Earnings Per Common Share

Net Income	$226,786	$534,269	$348,311	$1,153,189

Weighted average common shares outstanding	2,473,760	2,394,189	2,465,122	2,383,190

Basic earnings per common share	$0.09	$0.22	$0.14	$0.48

Diluted Earnings Per Share

Net Income	$226,786	$534,269	$348,311	$1,153,189

Weighted average common share outstanding	2,473,760	2,394,189	2,465,122	2,383,190
Stock options	38,968	142,769	46,793	131,932
Weighted average common shares for diluted earnings per common share	2,512,728	2,536,958	2,511,915	2,515,122

Diluted earnings per common share	$0.09	$0.21	$0.14	$0.46

For the three and six month periods ended June 30, 2003, 9,195 shares were excluded from the computation of diluted earnings per share as shares were antidilutive.  For the three and six month periods ended June 30, 2002, there were no antidilutive shares.

NOTE 7. FOREIGN CURRENCY TRANSLATION

Local currency is considered the functional currency for the operation outside the United States.  Assets and liabilities are translated at period-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the period.  Cumulative translation adjustments, if significant, are recorded as a component of accumulated other comprehensive income in stockholders’ equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1.)                               Results of Operations :

The following table presents statement of operations data as percentages of total revenues for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net Sales	100%	100%	100%	100%

Cost of Goods Sold	88%	81%	88%	82%

Gross Profit	12%	19%	12%	18%

Selling Expenses	5%	5%	5%	5%
General and Administrative Expenses	5%	7%	5%	6%

Income from Operations	2%	7%	2%	7%

Other Expenses, Net	0%	(1)%	(1)%	(1)%

Income Taxes Expense	0%	2%	0%	2%

Net Income	2%	4%	1%	4%

Net Sales:

The Company had net sales of $14,486,982 compared to net sales of $15,243,680 for the quarters ended June 30, 2003 and 2002, respectively.  The decrease in net sales is due to order delays from a major customer, which is primarily in response to general economic softness.  These conditions mainly affected the Company’s commercial wire harness and cable products, which is particularly vulnerable in the short run to customer push-outs and order delays.

For six months ended June 30, 2003 and 2002, the Company had net sales of $28,257,270 compared to net sales of $30,606,576, respectively.  The decrease in net sales is due to order delays from a major customer, which is primarily in response to continued general economic softness.  Again, these conditions mainly affected the Company’s commercial wire harness and cable products, which is particularly vulnerable in the short run to customer push-outs and order delays. As the economy improves the company expects these conditions to improve during the balance of the year.

Gross Profit:

The Company had gross profit of $1,734,735 or 12.0% compared to gross profit of $2,837,651 or 18.6% for the quarters ended June 30, 2003 and 2002, respectively. The Company had gross profit of $3,384,235 or 12.0% compared to $5,365,281 or 17.5% for the six-months ended June

30, 2003 and 2002, respectively. These decreases reflect the reduced volume of business as stated above.  Since the Company has elected to keep its overhead infrastructure intact, the Company’s margins are affected in the short term accordingly.

Selling Expense:

The Company’s selling expenses are $682,743 and $710,186 for the quarters ended June 30, 2003 and 2002, respectively.  The Company’s selling expenses are $1,356,576 and $1,424,251 for the six months ended June 30, 2003 and 2002, respectively.  Selling expense decreases are mainly the result of a smaller revenue base under which sales commissions are incurred.

General and Administrative Expense:

The Company’s general and administrative expenses are $760,906 and $1,082,959 for the quarter ended June 30, 2003 and 2002, respectively.  The Company’s general and administrative expenses are $1,467,458 and $1,770,659 for  the six-month periods ended June 30, 2003 and 2002, respectively.  Reductions of general and administrative expenses are due to lower head-count and reduced employee benefit expenses.

Other Expense:

Other expenses are $39,300 for quarter ended June 30, 2003 compared to $162,237 for the quarter ended June 30, 2002. Other expense was $109,890 and $266,182 for the six months ended June 30, 2003 and 2002, respectively.  The reductions in other expenses are primarily twofold.  First, the Company is benefiting from more favorable lending rates on its variable interest rate borrowings.  Second, the Company has miscellaneous commission income and the reversal of a previous bad debt expense.

Income Tax:

Income tax expense for the three months ended June 30, 2003 is $25,000, or 10% of income from operations compared to $348,000, or 39%, for the three months ended June 30, 2002.  Income tax expense for the six months ended June 30, 2003 is $102,000, or 23%, compared to $751,000, or 39%, for the six months ended June 30,2002.  During the second quarter of 2003, the Company recorded $65,000 of benefit for a refund claim relating to Minnesota research and development tax credits for years 1999,2000 and 2001. The resulting rate for the quarter of 10% is comprised of 36% from core operations and (26%) from the aforementioned benefit.  The resulting rate for the six month period of 23% is comprised of 36% from core operations and (13%) from the aforementioned benefit.

Backlog:

The Company’s 90-day order backlog was approximately $10,800,000 as of June 30, 2003, compared with approximately $10,600,000 at the beginning of the quarter.  Based on the current conditions, the Company anticipates revenue levels in the third quarter of 2003 to be slightly higher than second quarter of 2002.

(2.) Liquidity and Capital Resources

The Company’s working capital increased to $14,957,960 at the close of second quarter 2003, compared to $14,266,058 as of December 31, 2002.  The Company believes that its financial liquidity will improve during 2003 and expects that its operating cash flow and available credit facilities will be sufficient to fund the expected growth in the next twelve months.

(3.) Critical Accounting Policies

The Company believes its most critical accounting estimates relate to inventory reserves and long-lived and intangible asset impairment.

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

•                  General economic, financial and business conditions that could affect the Company’s financial condition and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Nortech Systems Incorporated (the “Company”) was at the Wayzata Country Club, 200 West Wayzata Boulevard, Wayzata, Minnesota, on May 8, 2003, at 4:00 p.m., for the following purposes:

1.               To consider and act upon the Board of Directors’ recommendation to fix the number of directors of the Company at five;

2.               To elect a Board of Directors to serve for a one-year term and until their successors are elected and qualify;  To be elected:  Michael J. Degen, Myron Kunin, Kenneth Larson, Richard W. Perkins and C. Trent Riley.

3.               To consider and vote upon a proposal to approve the Company’s 2003 Stock Option Plan.

4.               To transact such other business as may properly come before the meeting or any adjournment thereof.

Results of the Voting:

Item #	Total Votes	For	Against	Abstentions

1	2,230,362	2,220,868	4,304	5,190

2	2,225,642	2,171,698	53,944	0

3	1,698,622	1,555,508	138,344	4,770

4	2,230,362	2,098,788	110,273	21,301

Item 6.  Exhibits and Reports on Form 8-K.

(a)            Exhibits

31.1                                                 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2                                                 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1                                                 Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

On April 24, 2003, we furnished a Current Report on Form 8-K dated April 24, 2003 under Item 9 containing a copy of our earnings release for the period ended March 31, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems, Incorporated. and Subsidiary

Date: August 12, 2003	By	/s/ Michael J. Degen

Michael J. Degen

President and Chief

Executive Officer

Date: August 12, 2003	By	/s/ Garry M. Anderly

Garry M. Anderly
Principal Financial
Officer and Principal
Accounting Officer