Form 10-Q
period 2003-09-30
NORTECH SYSTEMS INC
filed 2003-11-14
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Number of shares of $.01 par value common stock outstanding at October 22, 2003: 2,505,487

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	SEPTEMBER 30 2003	DECEMBER 31 2002
	(UNAUDITED)	(AUDITED)

ASSETS

Current Assets
Cash and Cash Equivalents	$877,900	$448,751
Accounts Receivable, Less Allowance for Uncollectible Accounts $292,149 and $488,451 Respectively	9,366,926	7,616,093
Inventories:
Finished Goods	2,295,537	2,172,379
Work In Process	1,407,547	1,859,000
Raw Materials	8,961,439	8,288,938

Total Inventories	12,664,523	12,320,317

Prepaid Expenses	501,071	369,252
Income Taxes Receivable	113,200	483,971
Deferred Tax Assets	1,025,000	959,000

Total Current Assets	24,548,620	22,197,384

Property and Equipment
Land	151,800	151,800
Building and Leasehold Improvements	4,808,163	4,671,905
Manufacturing Equipment	6,251,971	5,466,567
Office and Other Equipment	2,801,311	2,743,707

Total Property and Equipment	14,013,245	13,033,979

Accumulated Depreciation	(8,009,315)	(7,084,565)

Net Property and Equipment	6,003,930	5,949,414

Other Assets
Deposits	22,058	11,012
Non-Compete, Net of Accumulated Amortization	1,050,045	1,335,584
Goodwill	76,006	76,006
Deferred Tax Assets	119,000	33,000

Total Other Assets	1,267,109	1,455,602

Total Assets	$31,819,659	$29,602,400

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	SEPTEMBER 30 2003	DECEMBER 31 2002
	(UNAUDITED)	(AUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current Maturities of Notes and Capital Lease Payable	$1,324,157	$1,642,179
Checks Written in Excess of Cash	950,000	300,000
Accounts Payable	3,599,966	3,298,474
Accrued Payroll and Commissions	1,529,760	2,119,566
Accrued Health and Dental Claims	268,623	277,864
Other Accrued Liabilities	549,496	243,243
Net Current Liabilities from Discontinued Operations	50,000	50,000

Total Current Liabilities	8,272,002	7,931,326

Long-Term Liabilities
Notes and Capital Lease Payable (Net of Current Maturities)	9,086,922	8,580,944

Total Liabilities	17,358,924	16,512,270

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,505,487 and 2,441,946 Shares Issued and Outstanding at September 30, 2003 and December 31, 2002, Respectively	25,055	24,419
Additional Paid-In Capital	13,473,861	12,873,657
Accumulated Other Comprehensive Loss	(19,225)	—
Retained Earnings (Accumulated Deficit)	731,044	(57,946)

Total Shareholders’ Equity	14,460,735	13,090,130

Total Liabilities & Shareholders’ Equity	$31,819,659	$29,602,400

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

	SEPTEMBER 30 2003	SEPTEMBER 30 2002
	(Unaudited)	(Unaudited)

Net Sales	$14,060,224	$14,670,449

Cost of Goods Sold	12,235,996	12,317,278

Gross Profit	1,824,228	2,353,171

Operating Expenses
Selling Expenses	609,834	593,101
General and Administrative Expenses	775,360	723,498
Total Operating Expenses	1,385,194	1,316,599

Income From Operations	439,034	1,036,572

Other Income (Expense)
Interest Income	15,748	3,794
Miscellaneous Income (Expense)	7,265	(21,615)
Interest Expense	(91,368)	(96,717)
Total Other Expense	(68,355)	(114,538)

Income From Operations Before
Income Taxes	370,679	922,034

Income Tax Expense (Benefit)	(70,000)	363,000

Net Income	$440,679	$559,034

Earnings Per Share:

Basic	$0.18	$0.23
Average Number of Common Shares Outstanding Used for Basic Earnings Per Share	2,477,574	2,410,456

Diluted	$0.17	$0.22
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,525,834	2,518,961

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

	SEPTEMBER 30 2003	SEPTEMBER 30 2002
	(Unaudited)	(Unaudited)

Net Sales	$42,317,494	$45,277,025

Cost of Goods Sold	37,109,031	37,558,573

Gross Profit	5,208,463	7,718,452

Operating Expenses
Selling Expenses	1,966,410	2,017,352
General and Administrative Expenses	2,242,818	2,494,157
Total Operating Expenses	4,209,228	4,511,509

Income From Operations	999,235	3,206,943

Other Income (Expense)
Interest Income	17,692	11,256
Miscellaneous Income (Expense)	80,049	(63,200)
Interest Expense	(275,986)	(328,776)
Total Other Expense	(178,245)	(380,720)

Income From Operations Before
Income Taxes	820,990	2,826,223

Income Tax Expense	32,000	1,114,000

Net Income	$788,990	$1,712,223

Earnings Per Share:

Basic	$0.32	$0.72
Average Number of Common Shares Outstanding Used for Basic Earnings Per Share	2,469,318	2,390,713

Diluted	$0.31	$0.68
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,516,600	2,514,829

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

	SEPTEMBER 30 2003	SEPTEMBER 30 2002
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$788,990	$1,712,223

Adjustments to Reconcile Net Income to Net Cash Provided /(Uses) by Operating Activities:
Depreciation and Amortization	1,211,891	890,909
Deferred Taxes	(152,000)	(150,000)
Foreign Currency Transaction Gain	(4,569)	—
Changes in Current Operating Items:
Accounts Receivable	(1,751,764)	996,558
Accrued Income Taxes and Income Taxes Receivable	370,771	(594,862)
Inventories	(344,231)	(69,418)
Prepaid Expenses and Deposits	(143,171)	(106,745)
Accounts Payable	301,957	(638,910)
Accrued Payroll and Commissions	(589,678)	603,516
Other Accrued Liabilities	298,935	758,919

Net Cash Provided (Used) by Operating Activities	(12,869)	3,402,190

Cash Flows from Investing Activities:
Acquisition of Equipment	(989,616)	(844,226)
Purchase of Subsidiary	—	(650,000)

Net Cash Used by Investing Activities	(989,616)	(1,494,226)

Cash Flows from Financing Activities:
Net Change in Line of Credit	1,104,356	(2,897,947)
Proceeds From Notes Payable	—	4,879,017
Payments on Notes and Capital Lease Payable	(616,400)	(3,970,432)
Issuance of Stock	300,840	182,799
Repurchase of Treasury Stock	—	(68,131)
Checks in Excess of Cash in Bank	650,000	—

Net Cash Provided (Used) by Financing Activities	1,438,796	(1,874,694)

Effect of Exchange Rate Changes on Cash	(7,162)	—

Net Increase in Cash and Cash Equivalents	429,149	33,270

Cash and Cash Equivalents - Beginning	448,751	181,730

Cash and Cash Equivalents - Ending	$877,900	$215,000

The Company has paid interest expense of $279,638 and income taxes of $32,000 for the nine month period ended September 30, 2003 compared to interest expense of $201,904 and income taxes of $1,469,236 for the same period in 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the interim periods have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements.  However, as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In preparing these financial statements, management has made its best estimates and judgements of certain amounts included in the financial statements, giving due consideration to materiality.  Changes in the estimates and assumptions used by management could have a significant impact on the Company’s financial results.  Actual results could differ from those estimates.

The operating results of the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the financial statements for the periods presented from amounts previously reported to conform to classifications currently adopted. Such reclassifications had no effect on previously reported shareholders equity or net income.

NOTE 2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nortech Systems Incorporated (the “Company” or “Nortech”) and its wholly owned subsidiary, Manufacturing Assembly Solutions of Monterrey, Inc.  All significant intercompany accounts and transactions have been eliminated.

NOTE 3.  NEW ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34”.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002.  FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligations undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  In 2003, the Company adopted the initial recognition and initial measurement provisions of FIN 45.  The Company does not provide guarantees.  As a result, this interpretation has not impacted our financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not impacted the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. We do not anticipate that the adoption of FIN 46 will have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - An amendment of FASB Statement No. 123.”  The company is choosing to continue with its current practice of applying the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees.” The company has adopted the disclosure requirements of SFAS No. 148. Pro forma amounts based on the options’ estimated fair value, net of tax, at the grant dates for awards under the Incentive Stock Option Plan for the three and nine month periods ended September 30, 2003 and 2002, are included in Note 5 to the financial statements.

In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  This EITF sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement.  The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item.  This EITF is required to be adopted by the Company beginning

July 1,2003.  The adoption of this EITF did not have a material effect on the Company’s consolidated financial statements.

NOTE 4. LONG TERM DEBT

As described in the December 31, 2002 financial statements, repayment of SAE Assembly, LLC (“SAE”) debt will be made through semi-annual installments ending June 2004.  Each installment on the note will be satisfied with the issuance of 31,704 shares of Nortech stock.  Should the average market price of the stock fail to reach or exceed $7.00 during a four-week period of time during each semi-annual period, the Company shall at the buyer’s discretion repurchase the shares in that installment within 30 days at a price of $7.00.  The 31,704 shares required under the second installment were transferred to SAE on June 27, 2003, but were not considered outstanding at June 30, 2003 for purposes of calculating earnings per share, as the four-week period of time had not expired.  On September 19, 2003, the market price of the Company’s stock met the $7.00 four-week requirement, at which time the shares issued to SAE became outstanding.   The impact on earnings per share calculations is not material.  The balance of SAE debt as of September 30, 2003 is $600,000.

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

	Three Months Ended Sept. 30, 2003	Three Months Ended Sept. 30, 2002	Nine Months Ended Sept 30, 2003	Nine Months Ended Sept. 30, 2002

Net income, as reported	$440,679	$559,034	$788,990	$1,712,223
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(9,851)	(13,324)	(29,554)	(47,588)

Proforma net income	$430,828	$545,710	$759,436	$1,664,635
Earnings per share:
Basic – as reported	$0.18	$0.23	$0.32	$0.72
Basic – pro forma	$0.17	$0.23	$0.31	$0.70
Diluted – as reported	$0.17	$0.22	$0.31	$0.68
Diluted – pro forma	$0.17	$0.22	$0.30	$0.66

During the nine-month period ended September 30, 2003, the Company granted options to purchase 50,000 shares of common stock, at fair market value, to executives. There were no stock options granted during the nine-month period ended September 30, 2002.

NOTE 6. NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	Three Months Ended Sept. 30, 2003	Three Months Ended Sept. 30, 2002	Nine Months Ended Sept 30, 2003	Nine Months Ended Sept 30, 2002

Basic Earnings Per Common Share

Net Income	$440,679	$559,034	$788,990	$1,712,223
Weighted average common shares outstanding	2,477,574	2,410,456	2,469,318	2,390,713

Basic earnings per common share	$0.18	$0.23	$0.32	$0.72

Diluted Earnings Per Share

Net Income	$440,679	$559,034	$788,990	$1,712,223
Weighted average common shares outstanding	2,477,574	2,410,456	2,469,318	2,390,713
Stock options	48,260	108,505	47,282	124,116
Weighted average common shares for diluted earnings per common share	2,525,834	2,518,961	2,516,600	2,514,829

Diluted earnings per common share	$0.17	$0.22	$0.31	$0.68

For the three and nine month periods ended September 30, 2003, 3,759 and 12,954 shares, respectively, were excluded from the computation of diluted earnings per share as these shares were antidilutive.  For the three and nine month periods ended September 30, 2002, there were no antidilutive shares.

NOTE 7. FOREIGN CURRENCY TRANSLATION

Local currency is considered the functional currency for the operation outside the United States.  Assets and liabilities are translated at period-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the period.  Cumulative translation adjustments, are recorded as a component of accumulated other comprehensive income in stockholders’ equity.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended September 30 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30 2003	Nine Month Ended September 30, 2002
Net Income	$440,679	$559,034	$788,990	$1,712,223
Other Comprehensive Loss:
Currency Translation Adjustment	—	—	(19,225)	—

Comprehensive Income	$440,679	$559,034	$769,765	$1,712,223

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1.)         Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the period indicated:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net Sales	100%	100%	100%	100%
Cost of Goods Sold	87%	84%	88%	83%
Gross Profit	13%	16%	12%	17%

Selling Expenses	4%	4%	5%	4%

General and Administrative Expenses	6%	5%	5%	6%

Income from Operations	3%	7%	2%	7%
Other Expenses, Net	0%	1%	0%	1%
Income Tax Expense	0%	2%	0%	2%

Net Income	3%	4%	2%	4%

Net Sales:

The Company had net sales of $14,060,224 compared to net sales of $14,670,449 for the three months ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2003 and 2002, the Company had net sales of $42,317,494 compared to net sales of $45,277,025, respectively.  The decreases in net sales are due to three main factors, order delays from a major customer,  general economic softness and pressure from offshore competitors.  These conditions mainly affected the Company’s commercial wire harness and cable products, which is particularly vulnerable in the short run to customer push-outs and order delays. As the economy improves the company expects these conditions to improve during the balance of the year.

Gross Profit:

The Company had gross profit of $1,824,228 or 13% compared to gross profit of $2,353,171 or 16% for the three months ended September 30, 2003 and 2002, respectively. The Company had gross profit of $5,208,463 or 12% compared to $7,718,452 or 17% for the nine months ended September 30, 2003 and 2002, respectively. These decreases reflect the reduced volume of business as stated above.  Since the Company has elected to keep its overhead infrastructure intact, the Company’s margins are affected in the short term accordingly.  While the Company believes in long-term benefits of having a low-cost manufacturing site in Mexico, start up costs and lower than anticipated volume have negatively impacted gross profit margins.

Selling Expense:

The Company’s selling expenses are $609,834 and $593,101 for the three months ended September 30, 2003 and 2002, respectively.  The Company’s selling expenses are $1,966,410 and $2,017,352 for the nine months ended September 30, 2003 and 2002, respectively.  Selling expense decreases are mainly the result of a smaller revenue base under which sales commissions are incurred.

General and Administrative Expense:

The Company’s general and administrative expenses are $775,360 and $723,498 for the three months ended September 30, 2003 and 2002, respectively.  The Company’s general and administrative expenses are $2,242,818 and $2,494,157 for the nine-month periods ended September 30, 2003 and 2002, respectively.  The overall reduction of general and administrative expenses through the first nine months of 2003 is due to lower head-count and related compensation as well as recovery approximately $100,000 of an account receivable account that had previously been written off.

Other Income and Expense:

Other Income and expenses are $68,355 for three months ended September 30, 2003 compared to $114,538 for the three months ended September 30, 2002. Other expense was $178,245 and $380,720 for the nine months ended September 30, 2003 and 2002, respectively.  The reductions in other expenses are primarily twofold.  First, the Company is benefiting from more favorable lending rates on its variable interest rate borrowings.  Second, the Company had improved other income from tooling sales and commission income.

Income Tax:

The Company recorded an income tax benefit for the three months ended September 30, 2003 of $70,000 compared to income tax expense of $363,000 for the three months ended September 30, 2002.  The Company recorded income tax expense for the nine months ended September 30, 2002 of $32,000 compared to $1,114,000 for the nine months ended September 30, 2002.

During the three and nine-months ended September 30, 2003, the Company recorded $213,000 and $278,000, respectively, of benefit for refunds received on  claims relating to federal and state research and development tax credits for tax years 1999, 2000 and 2001.  A reconciliation of income tax expense (benefit) for 2003 is as follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Income Before Tax	$370,679	$820,990
Normal Effective Tax Rate	38.5%	37.8%
Expected Tax Expense	143,000	310,000
R & D Credits and Other	(213,000)	(278,000)
Income Tax Expense (Benefit)	$(70,000)	$32,000

Backlog:

The Company’s 90-day order backlog was approximately $11,800,000 as of September 30, 2003, compared with approximately $10,800,000 at the beginning of the quarter.  Based on the current conditions, the Company anticipates revenue levels in the fourth quarter of 2003 to be slightly higher than third quarter of 2003.

(2.) Liquidity and Capital Resources

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to our readers.

	September 30, 2003	December 31, 2002	December 31, 2001	December 31, 2000

Current Ratio	2.97	2.80	2.59	1.77
(Current Assets / Current Liabilities)

Working Capital	$16,276,618	$14,266,058	$14,459,344	$9,633,539
(Current Assets – Current Liabilities)

Quick Ratio	1.24	1.02	1.02	0.73
(Cash + Accounts Receivable / Current Liabilities)

Accounts Receivable to Working Capital	0.52	0.59	0.61	0.73
(Average Accounts Receivable/ Working Capital)

Inventory to Working Capital	0.77	0.87	0.83	1.05
(Average Inventory/ Working Capital)

Cash flows provided by / (used for):
Operating Activities	$(12,869)	$2,880,099	$1,049,870	$855,040
Investing Activities	(989,616)	(1,729,040)	(711,968)	(493,123)
Financing Activities	1,438,796	(884,038)	(684,170)	(287,419)
Effect of exchange rate changes on cash	(7,162)	—	—	—
Net (decrease) / increase in cash and cash equivalents	$429,149	$267,021	$346,268	$74,498

Overall, the improvement of the above liquidity ratios and the decrease in operating cash flow in 2003 relate primarily to extension of payment terms for one major customer, the effect of which has increased current accounts receivables and any resulting cash borrowing needs are made on a long-term basis, which has improved the liquidity of the Company.

The Company’s working capital increased to $16,276,618 at the close of third quarter 2003, compared to $14,266,058 as of December 31, 2003.  The Company believes that its financial liquidity will improve during the balance of 2003 and expects that its operating cash flow and available credit facilities will be sufficient to fund the expected growth in the next twelve months.

3.) Critical Accounting Policies

Revenue Recognition:

Revenue from sales of products is recognized at the time product is shipped to the customer, at which time title and risk of ownership transfer to the purchaser.

Allowance for Uncollectible Accounts:

We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility.  We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience.  We reserve accounts deemed to be uncollectible in the quarter in which we make the determination.  We maintain additional reserves based on our historical based debt experience.  Changes in these factors could result in significant adjustments to all allowances.

Inventory Reserves:

Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or in excess of production needs.  These values are estimates and may differ from actual results.  The Company has an evaluation process that is used to assess the value of the inventory that is slow moving, excess or obsolete.  This process is reviewed quarterly.

Deferred Tax Valuation:

At December 31, 2002 and September 30, 2003, the Company has recorded U.S. deferred tax assets pertaining to the recognition of future deductible temporary differences.  The Company has not provided any valuation allowance with respect to these assets, as it believes its realization is “more likely than not.”  This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable, as well as various tax, business and other planning strategies available to the Company.  We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required.  The failure to utilize this asset would adversely affect our results of operations and financial position.

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

•                  Increased competition;

•                  Changes in the reliability and efficiency of operating facilities or those of third parties;

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

ITEM 4. CONTROLS AND PROCEDURES.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

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

32.1                           Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

On July 29, 2003, we furnished a Current Report on Form 8-K dated July 29, 2003 under Item 9 containing a copy of our earnings release for the period ended June 30, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems, Incorporated. and Subsidiary

Date: November 13, 2003	By	/s/ Michael J. Degen

Michael J. Degen

President and Chief

Executive Officer

Date: November 13, 2003	By	/s/ Garry M. Anderly

Garry M. Anderly
Principal Financial
Officer and Principal
Accounting Officer