Form 10-K
period 2003-12-31
NORTECH SYSTEMS INC
filed 2004-03-30
CIK 722313

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

        The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $8.90 per share, was $11,101,255 on March 12, 2004.

        Shares of common stock outstanding at March 1, 2004: 2,512,687

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents are incorporated by reference to the parts indicated of the Annual Report on Form 10-K:

Parts of Annual Report on Form 10-K	Documents Incorporated by Reference
Part III
Item 10	Reference is made to the Registrant's
11	proxy statements to be used in connection
12	with the 2003 Annual Shareholders'
13	Meeting and filed with the Securities and Exchange Commission no later than April 30, 2004.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED
ANNUAL REPORT ON FORM 10K
TABLE OF CONTENTS

		PAGE
PART I
Item 1.	Business	4-7
Item 2.	Properties	7-8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
PART II
Item 5.	Market Price of Stock and Related Matters	8
Item 6.	Selected Financial Data	9
Item 7.	Management's Discussion and Analysis	10-16
Item 7a	Quantitative and Qualitative Disclosure about Market Risk	16-17
Item 8.	Consolidated Financial Statements and Supplemental Data	18-44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
PART III
Item 10.	Directors and Executive Officers of the Registrant	45
Item 11.	Executive Compensation	45
Item 12.	Security Ownership of Certain Beneficial Owners and Management	45
Item 13.	Certain Relationships and Related Transactions	45
Item 14.	Controls and Procedures	45
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	46-47
	Signatures and Certifications	48-49
	Index to Exhibits	50

NORTECH SYSTEMS INCORPORATED
FORM 10-K
For the Year Ended December 31, 2003

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

        The corporation makes available free of charge through its Internet website (http:\\nortechsys.com) the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Press Releases, and Current Reports on Form 8-K.

GENERAL

        The Company's headquarters are in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. The Company maintains manufacturing facilities in Minnesota including Bemidji, Fairmont, Baxter, and Merrifield as well as Augusta, Wisconsin, and its most recently acquired operation in Monterrey, Mexico. The Company manufactures wire harnesses, cables, electronic sub-assemblies and components, and printed circuit board assemblies. The Company provides a full "turnkey" contract manufacturing service to its customers. A majority of revenue is derived from products that are built to the customer's design specifications.

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

        The strategy of the Company has been to expand and diversify its customer base. The Company has added several new customers from various industries, some of which produce medical products, computers for business systems, products in the automotive and defense industries and industrial products. The Company's strategy is to develop a customer base spanning several industry segments to avoid the effects of fluctuations within a given industry. Some of the Company's major customers are G.E. Medical Systems, Raytheon, SPX Corporation, Kodak, Thermo King, Polaris, Cubic, Comtech Mobile, Restaurant Technology Inc., Allen-Bradley, Semitool, Silicon Graphics, Graco, Nilfisk, Medical Reseach Labs and United Defense.

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

ACQUISITIONS

        In June 2002, the Company acquired 100 percent of the outstanding common shares of Manufacturing Assembly Solutions of Monterrey, Inc. (MAS), a Mexican corporation, located in Monterrey, Mexico. The results of operations since this acquisition have been included in the consolidated financial statements. The primary reason for the acquisition was to enhance the Company's manufacturing capabilities in a low cost country. See the consolidated financial statements for more detail on this acquisition.

BUSINESS SEGMENTS

        At December 31, 1998, the Company had reported segment information of its three identifiable segments; Contract Manufacturing, Display Products and Medical Management. However, on June 30, 1999, the Company formally adopted a plan to dispose of two of the segments including Display Products and Medical Management. During 2002, Display Products and Medical Management segments were sold. Thus, at December 31, 2003, the Company's continuing operations fall within the Contract Manufacturing segment.

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

        In accordance with the Company's total commitment to quality, a quality system based on the ISO 9000 standards has been adopted and implemented company-wide. Certification to the ISO standard began in 1995 at the Bemidji, MN facility, and has continued to the point at which all five domestic facilities have now been certified to the latest version of the ISO 9001 standard. The newest facility, Manufacturing Assembly Solutions of Monterrey, Inc. in Mexico, passed certification in October 2003. The Company believes these certifications benefit its current customer base as well as attract new business opportunities.

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

COMPETITION

        The contract manufacturing industry is characterized by competition among a variety of sources, including small closely held companies, larger full-service manufacturers, company-owned facilities and foreign manufacturers. The Company does not believe that the small closely held operations pose significant competitive threat, as they generally do not appear to have the manufacturing capabilities required by target customers of the Company. The Company believes that foreign manufacturers do provide a substantial competitive threat as shown by the commoditization of PC/printer cable and "bargain basement" prices. Many OEM's have moved their manufacturing to foreign soil and in doing so have minimized freight costs to ship to their foreign locations. Technical support from foreign competition has improved greatly along with their ability to be more responsive to engineering and schedule changes. The willingness of foreign manufacturers to "stock" finished product at warehouse locations in the United States is another competitive advantage. To mitigate foreign competition, the Company maintains a contractual agreement that allows its products to be manufactured in China. The Company also acquired a Mexican manufacturing facility in 2002, thereby making itself competitive with other foreign low cost providers.

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

        The Company's 90-day order backlog was approximately $11.2 million on December 31, 2003 compared to approximately $10.4 million on December 31, 2002. The Company expects a major portion of the backlog will be realized as revenue during first quarter 2004.

MAJOR CUSTOMERS

        The Company sells its products to companies in the computer, medical, governmental and various other industries. Historically, the Company has not experienced significant losses on customer receivable collections in any particular industry or geographic area.

        One customer, G.E. Medical, accounted for 23% and 31% of sales for the years ended December 31, 2003 and 2002, respectively. This reflects Nortech Systems, Inc. position as a key supplier to G.E. Medical.

RESEARCH AND DEVELOPMENT

        The Company expended no dollars in 2003, 2002 or 2001 on Company-sponsored research and development. The Company has no proprietary research and development activities on an annual basis other than making improvements to its existing internal processes. However, the Company does perform research and development for customers on an as requested basis for development of conceptual engineering and design activities prior to manufacturing the products. This research and development is not always covered by customer contract. Some is done to improve the manufacturability of the product.

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

EMPLOYEES

        The Company has 444 full-time, 82 part-time and 91 temporary employees as of December 31, 2003. Manufacturing personnel, including direct, indirect support and sales functions, comprise 469 employees, while general administrative employees total 148.

ITEM 2.    PROPERTIES

ADMINISTRATION

        The Company's Corporate Headquarters consist of approximately 3,648 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota. The Corporate Headquarters has a lease with a five-year term that expires on July 31, 2005.

MANUFACTURING FACILITIES

        The Company owns its Bemidji, Minnesota facility consisting of eight acres of land and 60,000 square feet of office and manufacturing space.

        The Company owns its Augusta, Wisconsin facility consisting of five acres of land and 20,000 square feet of office and manufacturing space, which the Company exercised its option to purchase in December 2003.

        The Company owns three buildings, which together contain approximately 46,900 square feet, located in Fairmont, Minnesota. The buildings contain the manufacturing activities of Aerospace Systems operation, including custom designed, high technology electronic cable assemblies.

        The Company owns another 45,800 square feet building in Merrifield, Minnesota. This facility is used for the building of surface-mount printed circuit board assemblies and electro-mechanical assemblies.

        The Company leases a building in Aitkin, Minnesota, which provides 10,750 square feet, that was used for video cable assembly and storage. The lease will expire March 31, 2004, and the Company does not intend to renew the lease.

        The Company leases a 7,500 square foot building in Baxter, Minnesota for electronic board repair for medical equipment. The lease is scheduled to expire on June 30, 2006.

        The Company leases a 15,000 square foot building in its Monterrey, Mexico location for office and manufacturing space. The lease expires in June of 2004, and the Company plans on exercising the additional three-year option at that time.

        The Company believes that each of these locations is adequate and that space is available if needed in the foreseeable future for their manufacturing needs. The Company's facilities are highly suitable for the purposes for which they were designed.

ITEM 3.    LEGAL PROCEEDINGS

        The Company has litigation pending, arising from the conduct of its business, none of which is expected to have any material effect on the Company's financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET PRICE OF STOCK AND RELATED STOCKHOLDER MATTERS

        As of March 12, 2004, there were approximately 905 shareholders of record. The Company's stock is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap Market under the symbol "NSYS". The Company intends to invest its profits into the growth of the Company and, therefore, does not plan to pay out dividends to shareholders. Stock price comparisons follow.

        Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High
March 31, 2003	$6.72	$7.75
June 30, 2003	$5.25	$7.10
September 30, 2003	$6.19	$7.40
December 31, 2003	$6.69	$8.49
March 31, 2002	$6.24	$11.00
June 30, 2002	$8.10	$12.02
September 30, 2002	$7.00	$11.00
December 31, 2002	$6.25	$7.50

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical financial data set forth below have been derived from, and are qualified by reference to the audited Consolidated Financial Statements of Nortech Systems Incorporated and Subsidiary as of December 31, 2003 and 2002 and for each of the three years ended December 31, 2003, 2002 and 2001. The audited consolidated financial statements of Nortech Systems Incorporated and Subsidiary referred to above is included elsewhere herein. The selected historical financial data set forth below as of December 31, 2003, 2002 and 2001 and for each of the years ended December 31, 2000 and 1999 have been derived from the audited consolidated financial statements of Nortech Systems Incorporated and Subsidiary not included herein. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto of Nortech Systems Incorporated and Subsidiary included elsewhere herein.

Year ended December 31:

	2003	2002	2001	2000	1999
Net Sales	$57,958,698	$60,655,579	$58,460,589	$54,775,279	$38,498,459
Gross Profit	6,494,976	10,519,536	10,446,345	10,355,945	6,510,781
Net Income From Continuing Operations	633,448	2,403,112	2,102,863	2,043,573	1,070,799
Basic Earnings From Continuing Operations Per Share of Common Stock	..26	1.00	0.89	0.86	0.46
Diluted Earnings From Continuing Operations Per Share of Common Stock	..25	..95	..86	..83	..45
At December 31:
Total Assets	31,580,790	29,602,400	29,507,538	28,652,949	23,603,716
Working Capital	16,723,263	14,266,058	14,459,344	9,633,539	9,691,189
Total Long-Term Debt	9,643,336	8,580,944	9,791,722	7,665,536	10,246,911
Shareholders' Equity	14,321,280	13,090,130	10,571,793	8,447,566	6,378,480

        For additional financial data (2003 and 2002 by quarter information), see Note 13 of the Consolidated Financial Statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements generally will be accompanied by words such as "anticipate," "believe," "estimate," "expect," "forecast," "intend," "possible," "potential," "predict," "project," or other similar words that convey the uncertainty of future events or outcomes. Although Nortech Systems, Incorporated believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

  •
  Volatility in the marketplace which may affect market supply and demand of the Company's products;

  •
  Increased competition;

  •
  Changes in the reliability and efficiency of the Company's operating facilities or those of third parties;

  •
  Risks related to availability of labor;

  •
  General economic, financial and business conditions that could affect the Company's financial condition and results of operations.

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

OVERVIEW

        Nortech Systems, Inc., based in Wayzata, Minn., is a full-service electronics manufacturing services (EMS) provider of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries. Markets served include medical, automotive, defense, computer, peripheral, commercial, telecom, government and consumer. In Minnesota, Nortech Systems has additional facilities in Baxter, Bemidji, Fairmont and Merrifield. The company also has facilities in Augusta, Wis., and Monterrey, Mexico.

        A majority of revenue is derived from products that are built to the customer's design specifications. The Company believes it provides a high degree of manufacturing sophistication. The strategy of the Company has been to expand and diversify its customer base. The Company believes the electronic manufacturing sub-contracting business is emerging from a small job shop oriented business into a dynamic, high technology electronics industry

        During 2003, Nortech Systems began implementing supply chain initiatives designed to reduce costs, improve asset utilization and increase responsiveness to customers. Moving forward, Nortech Systems has begun to expand its sales and marketing approach to target greater value-added opportunities that exploit broader, corporate-wide capabilities. Nortech's market strength is low-volume, high-mix production, particularly with complex products. We consider our supply chain and marketing initiatives to be key investments in our future growth and success. In both cases, the payoff will be realized over time, starting this year and continuing into the future. Nortech Systems also expects quarterly performance to show continued sequential revenue growth, with substantial earnings growth in the latter quarters of the year when more benefits are realized from the key initiatives outlined above.

CRITICAL ACCOUNTING ESTIMATES

        As stated in our significant accounting policies in Note 1 to the consolidated financial statements, the preparation of financial statements requires management to make estimates and assumptions. The Company believes its most critical accounting estimates relate to revenue recognition, inventory reserves, long-lived and intangible asset impairment, deferred tax balances, and self-insured health claim reserves.

Revenue Recognition:

        The Company recognizes revenue upon shipment of products to customers, when title has passed, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. In the normal course of business the Company enters into a number of contracts with customers under which we provide engineering services on a per project basis. Revenue for these services is recognized upon completion of the engineering process, usually upon initial shipment of the product. Revenues from repair services are recognized upon shipment of related equipment to customers.

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

        No matters have come to Management's attention since December 31, 2003 that would cause the estimates included in the consolidated financial statements to be significantly misstated.

OPERATING RESULTS

        The following table presents statement of operations data as percentages of total revenues for the indicated year-end:

	2003	2002	2001
Net Sales	100%	100%	100%
Cost of Goods Sold	89%	83%	82%

Gross Profit	11%	17%	18%
Selling Expenses	4%	4%	5%
General and Administrative Expenses	6%	6%	6%

Income from Operations	1%	7%	7%
Other Expenses, Net	0%	1%	1%
Income Tax Expense	0%	2%	2%

Net Income	1%	4%	4%

Revenues:

        For the years ended December 31, 2003 and 2002, the Company had sales of $58.0 million and $60.7 million, respectively. The decrease of $2.7 million or 4.4% resulted primarily from the general effects of the slow economy, customer base adjusting their inventory levels, the mix of revenue moved more to the lower margin product and customers demanded reduced pricing. Mexico revenue was also off by 60% from expectations, due to customer delays and slower economic conditions. For the year ended December 31, 2001 the Company had sales of $58.5 million. The approximate 3.8% increase in sales in 2002 was attributable primarily to internal growth of our current customer base. The Company expects revenue growth at a moderate rate for the year 2004. The Company's emphasis is to continually seek mature companies that require a contract manufacturer with a high degree of manufacturing and quality sophistication.

Gross Profit:

        For the years ended December 31, 2003, 2002 and 2001, the Company had gross profit of $6.5 million, $10.5 million, and $10.4 million, respectively. Gross profits as a percentage of gross sales were 11.2%, 17.3%, and 17.9% for the years ended December 31, 2003, 2002 and 2001, respectively.

The reduced gross profit percentage in 2003 compared to 2002 is largely due to the unfavorable profit margins (5%) in our Mexico facility, that resulted from the shortfall in expected manufacturing volume, and higher than planned health care cost (1%) in our self insured plan. As revenues grow, the Company continues to strive to hold down cost levels by improving productivity and reducing material costs in order to help offset the request for price reductions from customers. . In 2002, margins were reduced from 2001 due to customer pricing pressures.

Selling:

        Selling expenses were $2.4 million, $2.5 million, and $2.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The majority of the change from 2002 to 2003 reflected the change in the Company's method of selling by utilizing more internal and less outside representatives. The decrease in selling expenses from 2001 to 2002 reflects a larger portion of revenues being derived from non-commissioned sales.

General and Administrative:

        For the years ended December 31, 2003, 2002 and 2001, general and administrative expenses were $3.3 million, $3.8 million and $3.4 million, respectively. The reduction in expenses from 2002 to 2003 reflected the use of cost cutting methods and reduced administrative incentive expenses. The increase in expenses from 2001 to 2002 reflects increased employee benefits and incentives for employees.

Interest Income:

        Interest income for the years ended December 31, 2003, 2002 and 2001 was approximately $25,000, $5,000, and $18,000, respectively. The interest income was realized as a result of various highly liquid interest bearing accounts readily convertible to cash. The 2003 interest income reflects interest received from research and development tax refunds for 3 years.

Miscellaneous Income:

        Miscellaneous income (loss) was $86,000, ($18,000) and $3,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The miscellaneous income resulted primarily from charges for miscellaneous services that vary by year and in 2003 the Company had income from sales commissions for product sold in China by one of our vendors.

Interest Expense:

        Interest expense was approximately $386,000, $432,000, and $776,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company has maintained consistent levels of debt by reinvesting the profits in the growth of the Company. However, average annual prime lending rates have continually decreased from 2001 resulting in lower interest expense in 2003 and 2002.

Income Taxes:

        Income tax expense (benefit) amounted to ($123,000), $1.4 million, and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, the Company recorded $246,000 of net benefit for a refund claim relating to federal and state research and development tax credits for tax years 1999, 2000 and 2001. A reconciliation of income tax expense (benefit) for 2003 is included in Note 6 to the consolidated financial statements for the year ended December 31, 2003.

Net Income:

        The Company's net income in 2003 was $.6 million or $0.26 per basic common share, or $0.25 per diluted common share. The Company's net income in 2002 was $2.4 million or $1.00 per basic common share, or $0.95 per diluted common share. The Company's net income in 2001 was $2.1 million or $0.89 per basic common share, or $0.86 per diluted common share. The Company believes that the effect of inflation on past operations has not been significant and anticipates that inflation will not have a significant impact on future operations. The Company believes it 2003 profits were impacted by several factors, all of which are being addressed. Margins were negatively impacted by increased material cost, higher than planned health care costs and a product mix that skewed toward lower margin products. Also, our Mexico facility continued to experience a shortfall in expected manufacturing volume.

Accounting Pronouncements:

        In 2003, the Company adopted the following new Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) accounting pronouncements:

        In December 2003, the Financial Accounting Standards Board (FASB) published a revision to FASB Interpretation 46 (FIN 46) to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and to exempt certain entities from its requirements. The Financial Accounting Standards Board issued, FIN 46, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. The effective dates for these consolidation provisions, as revised apply to VIEs created or entered into after December 31, 2003. For VIEs created before December 31, 2003, the effective date of applying the provision of FIN 46 was deferred to annual periods beginning after December 15, 2004.

        In December 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SAB Topic 13, "Revenue Recognition." Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 in December 2003 did not have an effect on the consolidated results of operations or financial position of the Company.

        In May 2003, the FASB issued SFAS 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominately on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not impacted the Company's financial position, results of operations or cash flows.

        During November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-21, Multiple-Deliverable Revenue Arrangements (EITF 00-21), which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus was applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact on the Company's financial position or results of operations.

FINANCIAL CONDITION AND LIQUIDITY

        The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to our readers.

	December 31, 2003	December 31, 2002	December 31, 2001
Current Ratio (Current Assets / Current Liabilities)	3.20	2.80	2.59
Working Capital (Current Assets - Current Liabilities)	$16,723,263	$14,266,058	$14,459,344
Quick Ratio (Cash + Accounts Receivable / Current Liabilities)	1.44	1.02	1.02
Accounts Receivable to Working Capital (Average Accounts Receivable / Working Capital)	0.55	0.59	0.61
Inventory to Working Capital (Average Inventory / Working Capital)	0.72	0.87	0.83

	December 31, 2003	December 31, 2002	December 31, 2001
Cash flows provided (used) by:
Operating Activities	$(288,460)	$2,880,099	$1,049,870
Investing Activities	(1,412,069)	(1,729,040)	(711,968)
Financing Activities	1,355,538	(884,038)	(684,170)
Effect of exchange rate changes on cash	(2,581)	—	—

Net (decrease)/increase in cash and cash equivalents	$(347,572)	$267,021	$(346,268)

        Overall, the improvement of the above liquidity ratios relate primarily to the Company's increase in accounts receivable balances due to a change in terms of payment for a major customer and the continued efforts of the Company to reduce inventory levels.

        As of December 31, 2003, the Company's cash and cash equivalent balances totaled $101,179.

        On December 31, 2003, the Company had working capital of approximately $16.7 million. During 2003, the Company used approximately $288,000 of cash flow for operating activities. This use of cash was primarily attributable to a change in accounts receivable terms with a main customer. The Company's net Investing and Financing activities decreased cash by $57,000. The Company continues to reinvest in equipment funded by the available line of credit.

        The Company currently has a $7.0 million line of credit arrangement in place with Wells Fargo Bank for general working capital needs, of which $5.9 million was outstanding as of December 31, 2003. The Company had no material unused sources of liquidity other than the cash, accounts receivables, inventory and other current assets. The Company was compliant with all financial covenants at year-end, with the exception of the net earnings covenant for the year, for which Wells Fargo Bank has granted a waiver. The company expects to be in compliant with all financial covenants for the year ended December 31, 2004 including the quarterly minimum net earning convent of $100,000 through March 31, 2004, $300,000 though June 30, 2004, $450,000 though September 30, 2004 and $750,000 though December 31, 2004.

        The Company's liquidity and capital resources are strong, and the Company believes that its future financial requirements can be met with funds generated from the operating activities and its operating line of credit.

        Set forth below is information about the Company's long-term contractual obligations and other commercial commitments outstanding as of December 31, 2003. It brings together data for easy reference from the consolidated balance sheet and from individual notes to the consolidated financial statements. This information is important in understanding the financial position of the Company.

	Payments Due by Period
	Less than 1 Yr	1 - 3 Yrs	4 - 5 Yrs
Line of Credit	$0	$5,907,191	$0
Long-Term Debt	1,360,935	1,515,790	2,220,355
Operating Leases	325,101	184,342	1,210

Total Contractual Obligations	$1,686,036	$7,607,323	$2,221,565

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

Exchange Rate Sensitivity:

        The Company conducts operations in Mexico. Accordingly, exposure exists to potentially adverse movements in foreign currency rates. The Company does not use foreign exchange forward contracts to hedge the risk of change in foreign currency exchange rates. The Company's consolidated financial statements are denominated in U.S. dollars and accordingly, changes in the exchange rates between Company subsidiary's local currency and the U.S. dollar will affect the translation of such subsidiary's financial results into U.S. dollars for the purposes of reporting the consolidated financial results. The Company does not hedge these matters because cash flows from international operations are generally re-invested locally. It is estimated that a 10% change in foreign exchange rates would have an immaterial impact on reported net earnings.

Interest Rate Sensitivity:

        The effective interest rate on the Company's credit facilities are influenced by the actions of the Federal Reserve in establishing from time to time the Federal Funds Interest Rate which is the rate banks borrow from the Federal Reserve Bank. During 2003, 2002 and 2001, the Federal Reserve implemented a number of reductions in the Federal Funds Interest Rate in an effort to stimulate the U.S. economy. As a result the effective interest rate that the Company paid on its borrowings under the facilities declined, leading to a corresponding reduction in interest expense. To the extent that the Federal Reserve increases the Federal Funds Interest Rate in the future, the effective interest rate on the Company's facilities will increase. The Company's interest expense will increase accordingly if borrowing levels remain constant. Based on the balance outstanding under our interest-bearing Facilities at year-end, a percentage point change in the effective interest rate would have changed interest expense by approximately $100,000.

(The remainder of this page was intentionally left blank)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PAGE
Reports of Independent Auditors'
KPMG LLP	20
Larson, Allen, Weishair & Co., LLP	21
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2003 and 2002	22
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	23
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001	24
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	25
Notes to Consolidated Financial Statements	26-42

(The remainder of this page was intentionally left blank.)

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
TABLE OF CONTENTS
DECEMBER 31, 2003, 2002, and 2001

INDEPENDENT AUDITORS' REPORTS	20-21
CONSOLIDATED BALANCE SHEETS	22
CONSOLIDATED STATEMENTS OF INCOME	23
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY	24
CONSOLIDATED STATEMENTS OF CASH FLOWS	25
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	26-42
INDEPENDENT AUDITORS' REPORTS ON SUPPLEMENTARY INFORMATION	43-44
SCHEDULE II	49

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Nortech Systems Incorporated:

        We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Minneapolis, Minnesota
February 13, 2004, except as to note 4 which is as of March 9, 2004

INDEPENDENT AUDITORS' REPORT

Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota

        We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Nortech Systems Incorporated and Subsidiary for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Nortech Systems Incorporated and Subsidiary's operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

LARSON, ALLEN, WEISHAIR & CO., LLP
St. Cloud, Minnesota February 13, 2002

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$101,179	$448,751
Accounts Receivable, Less Allowance for Uncollectible Accounts	10,835,696	7,616,093
Inventories	11,594,557	12,320,317
Prepaid Expenses	423,371	369,252
Income Taxes Receivable	419,634	483,971
Deferred Tax Assets	965,000	959,000

Total Current Assets	24,339,437	22,197,384
PROPERTY AND EQUIPMENT
Land	151,800	151,800
Building and Leasehold Improvements	4,768,813	4,671,905
Manufacturing Equipment	6,557,159	5,466,567
Office and Other Equipment	2,803,819	2,743,707

Total Property and Equipment	14,281,591	13,033,979
Accumulated Depreciation	(8,191,274)	(7,084,565)

Net Property and Equipment	6,090,317	5,949,414
OTHER ASSETS
Non-Compete, Net of Accumulated Amortization	953,984	1,335,584
Goodwill	75,006	75,006
Deferred Tax Assets	71,000	33,000
Other Assets	51,046	12,012

Total Other Assets	1,151,036	1,455,602

Total Assets	$31,580,790	$29,602,400

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current Maturities of Notes and Capital Lease Payable	$1,360,935	$1,642,179
Checks Written in Excess of Cash	250,000	300,000
Accounts Payable	4,068,148	3,298,474
Accrued Payroll and Commissions	1,281,319	2,119,566
Accrued Health and Dental Claims	217,514	277,864
Other Accrued Liabilities	438,258	243,243
Net Current Liabilities from Discontinued Operations	—	50,000

Total Current Liabilities	7,616,174	7,931,326
LONG-TERM LIABILITIES
Notes and Capital Lease Payable (Net of Current Maturities)	9,643,336	8,580,944

Total Liabilities	17,259,510	16,512,270
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred Stock, $1 Par Value; 1,000,000 Shares
Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock $.01 Par Value; 9,000,000 Shares Authorized; 2,544,391 and 2,473,650 Shares Issued and 2,512,687 and 2,441,946 Shares Outstanding at December 31, 2003 and 2002, Respectively	25,127	24,419
Additional Paid-In Capital	13,497,339	12,873,657
Accumulated Other Comprehensive Loss	(26,688)	—
Retained Earnings (Accumulated Deficit)	575,502	(57,946)

Total Shareholders' Equity	14,321,280	13,090,130

Total Liabilities and Shareholders' Equity	$31,580,790	$29,602,400

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
NET SALES	$57,958,698	$60,655,579	$58,460,589
COST OF GOODS SOLD	(51,463,722)	(50,136,043)	(48,014,244)

GROSS PROFIT	6,494,976	10,519,536	10,446,345
OPERATING EXPENSES
Selling Expenses	2,377,311	2,466,460	2,847,727
General and Administrative Expenses	3,332,474	3,835,885	3,367,062

Total Operating Expenses	5,709,785	6,302,345	6,214,789

INCOME FROM OPERATIONS	785,191	4,217,191	4,231,556
OTHER INCOME (EXPENSE)
Interest Income	24,624	5,231	17,921
Miscellaneous Income (Expense)	86,386	(17,660)	2,581
Interest Expense	(385,753)	(431,650)	(776,195)

Total Other Expense, Net	(274,743)	(444,079)	(755,693)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	510,448	3,773,112	3,475,863
INCOME TAX BENEFIT (EXPENSE)	123,000	(1,370,000)	(1,373,000)

NET INCOME	$633,448	$2,403,112	$2,102,863

EARNINGS PER SHARE:
Basic	$0.26	$1.00	$0.89
Average Number of Common Shares Outstanding Used for Basic Earnings Per Share	2,478,921	2,410,890	2,361,192

Diluted	$0.25	$0.95	$0.86

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,528,810	2,517,482	2,457,088

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Shareholders' Equity
BALANCE
DECEMBER 31, 2000	250,000	23,611	12,158,036	—	(3,984,081)	8,447,566
2001 Net Income	—	—	—	—	2,102,863	2,102,863
Issuance of Stock	—	1	21,363	—	—	21,364

BALANCE
DECEMBER 31, 2001	250,000	23,612	12,179,399	—	(1,881,218)	10,571,793
2002 Net Income	—	—	—	—	2,403,112	2,403,112
Issuance of Stock	—	1,592	694,258	—	—	695,850
Repurchase of Stock	—	(785)	—	—	(579,840)	(580,625)

BALANCE
DECEMBER 31, 2002	250,000	24,419	12,873,657	—	(57,946)	13,090,130
2003 Net Income	—	—	—	—	633,448	633,448
Issuance of Stock	—	708	623,682	—	—	624,390
Translation Loss	—	—	—	(26,688)	—	(26,688)

BALANCE
DECEMBER 31, 2003	$250,000	$25,127	$13,497,339	$(26,688)	$575,502	$14,321,280

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$633,448	$2,403,112	$2,102,863
Adjustments to Reconcile Net Income to Net Cash Provided (Used) By Operating Activities:
Debt Refinance Charges	—	58,000	—
Depreciation and Amortization	1,640,775	1,380,499	1,181,754
Deferred Taxes	(44,000)	439,000	22,000
Gain on Disposal of Assets	(1,491)	(942)	—
Foreign Currency Transaction Gain	(12,237)	—	—
Changes in Current Operating Items:
Accounts Receivable	(3,221,380)	1,573,155	(529,939)
Inventories	725,760	175,775	(856,344)
Prepaid Expenses and Other Assets	(93,642)	(62,824)	(258,966)
Income Tax Receivable	64,337	(1,022,677)	356,376
Accounts Payable	770,370	(1,567,968)	(877,394)
Accrued Payroll and Commissions	(837,966)	(77,863)	502,376
Accrued Health and Dental Claims	(60,350)	(113,547)	(31,230)
Other Accrued Liabilities	147,916	(303,621)	(561,626)

Net Cash Provided (Used) by Operating Activities	(288,460)	2,880,099	1,049,870
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Discontinued Operations	—	2,000	—
Proceeds from Sale of Assets	8,450	400	—
Acquisition of Equipment & Leasehold Improvements	(1,420,519)	(1,081,440)	(711,968)
Acquisition of Subsidiary	—	(650,000)	—

Net Cash Used by Investing Activities	(1,412,069)	(1,729,040)	(711,968)
CASH FLOWS FROM FINANCING ACTIVITIES
Checks Written in Excess of Cash	(50,000)	300,000	—
Net Change in Line of Credit	1,484,336	(606,843)	(395,302)
Debt Refinance Charges	—	(58,000)	—
Proceeds from Notes Payable	674,248	4,879,017	234,000
Payments on Notes and Capital Lease Payable	(777,436)	(5,513,437)	(544,232)
Issuance of Stock	24,390	115,225	21,364

Net Cash Provided (Used) by Financing Activities	1,355,538	(884,038)	(684,170)
Effect of Exchange Rate Changes on Cash	(2,581)	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(347,572)	267,021	(346,268)
Cash and Cash Equivalents—Beginning of Year	448,751	181,730	527,998

CASH AND CASH EQUIVALENTS—END OF YEAR	$101,179	$448,751	$181,730

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

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

        The Company's manufacturing facilities are located in Bemidji, Fairmont, Merrifield and Baxter, Minnesota as well as Augusta, Wisconsin. During 2002 the Company acquired a business and its related manufacturing operations in Monterrey, Mexico, as described in Note 10.

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

Accounts Receivable

        The Company grants credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for uncollectible accounts was $371,690 and $488,451 at December 31, 2003 and 2002, respectively. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not accrue interest on past due accounts receivable.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market (based on the lower of replacement cost or net realizable value). Costs include material, labor, and overhead required in the warehousing and production of the Company's products. Inventory is shown net of reserve for excess and obsolete inventory as follows:

	2003	2002
Raw Materials	$9,843,268	$9,481,193
Work in Process	1,591,389	1,859,000
Finished Goods	1,479,150	2,172,379
Reserves	(1,319,250)	(1,192,255)

Total	$11,594,557	$12,320,317

Property, Equipment and Depreciation

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

Buildings	39 Years
Leasehold Improvements	3-7 Years
Manufacturing Equipment	5-7 Years
Office and Other Equipment	3-7 Years

        Depreciation expense was $1,260,175, $1,182,227 and $1,165,482, for the three years ended December 31, 2003, 2002 and 2001, respectively.

Goodwill and Other Intangible Assets

        The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards Board No. ("SFAS") 142, "Goodwill and Other Intangible Assets," which requires that goodwill and certain indefinite-lived assets not be amortized but evaluated annually for impairment. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to seven years. See Note 10 for more detail on the Company's intangible assets.

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

Preferred Stock

        Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2003, 2002, and 2001.

Revenue Recognition

        The Company recognizes revenue upon shipment of products to customers, when title has passed, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. In the normal course of business the Company enters into a number of contracts with customers under which we provide engineering services on a per project basis. Revenue for these services is recognized upon completion of the engineering process, usually upon initial shipment of the product. Revenues from repair services are recognized upon shipment of related equipment to customers.

Shipping and Handling Costs

        The Company's shipping and handling costs charged to its customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Estimated Warranty Claims

        The sales of the Company's products include warranties that provide for repairs or replacement of defective products. The warranty periods range from one to two years, depending on the product, in the period following the sale. A warranty reserve is estimated by management based on actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. Estimated warranty liabilities of approximately $2,900 and $40,000 are included in Other Accrued Liabilities at December 31, 2003 and 2002, respectively.

        A tabular reconciliation of the changes in the Company's product warranty liability for the years ended December 31, 2003, 2002, and 2001 is as follows:

	Balance at Beginning of Year	Warranty Provisions	Change in Estimate	Warranty Claims	Balance at End of Year
2003	$40,000	—	(34,100)	3,000	$2,900
2002	$51,000	8,886	—	19,886	$40,000
2001	$41,450	22,000	—	12,450	$51,000

        The change in estimate for 2003 was the result of certain products no longer being sold.

Product Development Costs

        Engineering costs associated with the development of new products and changes to existing products are charged to operations as incurred.

Advertising

        Advertising costs are charged to operations as incurred. Total amount charged to expense was $106,873, $118,017 and $131,199, for the three years ended December 31, 2003, 2002 and 2001, respectively.

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

Fair Value of Financial Instruments

        The carrying amounts for all financial instruments approximate fair values. The carrying amounts for cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying value of long-term debt materially approximates fair value.

Stock Based Compensation

        The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation cost is determined based on the difference, if any, on the grant date between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized over the vesting period.

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation costs were charged to operations for the years ended December 31, 2003, 2002, and 2001. Had compensation cost for the Company's stock option plan been determined pursuant to SFAS No. 123, net earnings and earnings per share would have been as follows:

	2003	2002	2001
Net income, as reported	$633,448	$2,403,112	$2,102,863
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(127,826)	(68,529)	(78,804)

Pro forma net income	$505,622	$2,334,583	$2,024,059

Earnings per share:
Basic—as reported	$0.26	$1.00	$0.89

Basic—pro forma	$0.20	$0.97	$0.86

Diluted—as reported	$0.25	$0.95	$0.86

Diluted—pro forma	$0.20	$0.93	$0.84

        The weighted average fair values at grant date of the options granted in fiscal 2003, 2002 and 2001 were estimated as $5.20, $5.49 and $3.40, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected Lives (Years)	10	10	2
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	71.6%	68.0%	57.0%
Risk-Free Interest Rate	4.51%	4.00%	3.25%

Net Income Per Common Share

        Basic net income per share is computed using the weighted-average number of common shares outstanding. Diluted income per share is computed using the weighted-average number of common shares outstanding and potential common shares from the assumed exercise of stock options outstanding during the period using the treasury stock method.

Cash Flow Information

        The Company paid income taxes of $148,424, $1,998,677 and $994,624 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company paid interest expenses of $389,941, $514,031 and $713,352 for the years ended December 31, 2003, 2002 and 2001, respectively.

        During 2002, the Company incurred a note payable in the amount of $1,200,000 as part of the purchase price for certain assets of another corporation, as described in Note 10. The Company also received $580,625 of treasury stock in exchange for the exercise of incentive stock options.

        During 2003, the Company exchanged 63,408 shares of its common stock for $600,000 payment of its note payable to SAE Assembly, LLC.

Segment Reporting Information

        The Company's results from operations for the years ended December 31, 2003, 2002 and 2001, represent a single segment referred to as Contract Manufacturing. Foreign revenues represent 2%, 1% and 2% of consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

        Long-lived assets by country are as follows:

	United States	Mexico	Total
2003
Net Property and Equipment	$5,642,639	$447,678	$6,090,317
Other Assets	185,040	965,996	1,151,036
2002
Net Property and Equipment	$5,645,086	$304,328	$5,949,414
Other Assets	109,006	1,346,596	1,455,602

Foreign Currency Translation

        Local currency is considered the functional currency for the operation outside the United States. Assets and liabilities are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains and losses attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in Miscellaneous Income (Expense).

Discontinued Operations

        On June 30, 1999, the Company adopted a formal plan to sell one of their operating segments known as Medical Management. During 2002, certain assets of the Medical Management segment were sold for $2,000 to a private party. Through the sale in 2002, the results of operations for Medical Management have been recorded against the reserve established to absorb disposal losses. Reserve levels established for disposal losses were adequate in all material respects. Included in Other Income for the year ended December 31, 2003 is the reversal of a $50,000 reserve for discontinued operations.

New Accounting Standards

        In December 2003, the Financial Accounting Standards Board (FASB) published a revision to FASB Interpretation 46 (FIN 46) to clarify some of the provisions of FASB Interpretation No. 46,

Consolidation of Variable Interest Entities, and to exempt certain entities from its requirements. The Financial Accounting Standards Board issued, FIN 46, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. The effective dates for these consolidation provisions, as revised apply to VIEs created or entered into after December 31, 2003. For VIEs created before December 31, 2003, the effective date of applying the provisions of FIN 46 was deferred to annual periods beginning after December 15, 2004. The adoption of FIN 46 is not expected to impact the consolidated results of operations or financial position of the Company.

        In December 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SAB Topic 13, "Revenue Recognition." Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 in December 2003 did not have an effect on the consolidated results of operations or financial position of the Company.

        In May 2003, the FASB issued SFAS 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominately on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 was effective for the Company in 2003 and the adoption of SFAS 150 has not impacted the Company's financial position, results of operations or cash flows.

        During November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-21, Multiple-Deliverable Revenue Arrangements (EITF 00-21), which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus was applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact on the Company's financial position or results of operations.

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

        One customer accounted for 24% and 23% of accounts receivable at December 31, 2003 and 2002, respectively, and approximately 23%, 31% and 24% of sales for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 3    ACCRUED HEALTH AND DENTAL CLAIMS

        The Company has self-insured its employee health and dental plans. It has contracted with two separate administrative service companies to supervise and administer the programs and act as representatives. The Company's health plan insures for excessive or unexpected claims and is liable for claims not to exceed $80,000 per individual per plan year and an estimated aggregate amount of $2,393,216 for the plan year ending August 2004. The Company's dental plan pays claims based on actual amounts incurred. Estimated unpaid claims for incurred health and dental services of $217,514 and $277,684 are included in Accrued Health and Dental Claims at December 31, 2003 and 2002, respectively.

NOTE 4    NOTES AND CAPITAL LEASE PAYABLE

        During 2002, the Company refinanced its lines of credit and $5,031,410 of various notes payable with Wells Fargo Bank, N.A. The refinanced debt was structured into a $1,750,000 equipment note, a $2,500,000 real estate note and a $6,000,000 revolving line of credit. The credit agreement includes a provision that commits the Company to pay a minimum of $150,000 of interest annually. During 2003, the Company increased the borrowing limit on its Wells Fargo revolving line of credit to $7,000,000.

        A summary of all debt balances at December 31, 2003 and 2002 is as follows:

Description	2003	2002
Revolving Line of Credit—Wells Fargo Bank Minnesota, N.A., Borrowing Limit Increased to $7,000,000; Interest at Prime Rate of Wells Fargo; Due February 2007; Secured by Substantially All Assets	$5,907,191	$4,422,855
Notes Payable—Wells Fargo Bank Minnesota, N.A., Two Notes Bear Interest at Prime Rate of Wells Fargo, One Note Bears Interest at 4.21%; Combined Monthly Payments of $63,025, Including Principal and Interest; Maturities Range from October 2006 to February 2007; Secured by Substantially All Assets	3,941,769	3,819,444
Promissory Note—SAE Assembly, LLC, (See Discussion Below Describing Payment Terms); Secured by Shares of Nortech Common Stock	600,000	1,200,000
Notes Payable—Other, Interest at 6.5%; Monthly Installment Payments Through March 2007; Secured by Substantially All Assets	555,311	581,023
Capitalized Lease Payable—City of Augusta, Wisconsin, Company Exercised Option to Purchase During 2003	—	199,801

Total Notes and Capital Lease Payable	$11,004,271	$10,223,123
Current Maturities of Notes and Capital Lease Payable	(1,360,935)	(1,642,179)

Notes and Capital Lease Payable—Net of Current Maturities	$9,643,336	$8,580,944

        The weighted-average interest rate on the Company's line of credit was 4.12% and 4.67% for the years ended December 31, 2003 and 2002, respectively.

        Repayment of SAE Assembly, LLC (SAE) debt will be made through semi-annual installments ending June 2004. Each installment on the note will be satisfied with the issue of 31,704 shares of Nortech stock. Should the average market price of the stock fail to reach or exceed $7.00 during a four-week period of time during each semi-annual period, the Company shall at SAE's discretion repurchase such shares within 30 days at a price of $7.00. At December 31, 2003, 63,408 shares comprising the first and second installments are considered issued and outstanding. The 31,704 shares required under the third installment were transferred to SAE on December 27, 2003, but were not considered outstanding at December 31, 2003 for purposes of calculating earnings per share as the four-week period of time had not expired. In January 2004, the market price of the Company's stock met the $7.00 four-week requirement, at which time the shares issued to SAE became outstanding.

        All Wells Fargo Bank, N.A. debt agreements contain certain covenants, which, among other things, will require the Company to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures. At December 31, 2003, the Company was in violation of one of its covenant requirements. On March 9, 2004, the bank has waived this specific requirement of the loan agreement for the December 31, 2003 measurement date.

        Maturity requirements are as follows:

Years Ending December 31,	Amount
2004	$1,360,935
2005	771,842
2006	743,948
2007	8,127,546

$11,004,271

NOTE 5    OPERATING LEASES

        The Company has entered into various operating leases for production and office equipment, office space and buildings. The Company has the option to purchase various pieces of equipment upon lease expiration at fair market value. The Company also has the option to purchase the Aitkin, MN manufacturing plant, currently under an operating lease, upon expiration of lease. The Company has the option to renew the lease for the Baxter, MN facility for an additional five years upon expiration of the initial lease term in July 2006. The lease for the manufacturing facility in Mexico provides the Company the option of two three-year renewals extending the lease through 2010.

        Rent expense, which includes amounts for other short term leases, for the years ended December 31, 2003, 2002, and 2001, amounted to 869,565, $799,571 and $661,475, respectively. Sublease income amounted to $3,000 and $750 for the years ended December 31, 2003 and 2002, respectively.

        The future minimum lease payments are as follows:

Years Ending December 31,	Lease Commitment	Sublease Income	Net
2004	$328,101	$3,000	$325,101
2005	151,772	1,750	150,022
2006	34,320	—	34,320
2007	1,210	—	1,210

Total	$515,403	$4,750	$510,653

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

NOTE 6    INCOME TAXES

        The expense (benefit) for income taxes for each of the three years ended December 31, 2003 consists of the following:

	2003	2002	2001
Current Taxes—Federal	$(76,000)	$763,000	$1,116,000
Current Taxes—State	(33,000)	151,000	235,000
Current Taxes—Foreign	30,000	17,000	—
Deferred Taxes—Federal	(42,000)	374,000	40,000
Deferred Taxes—State	(1,000)	65,000	(18,000)
Deferred Taxes—Foreign	(1,000)	—	—

Income Tax Expense (Benefit)	$(123,000)	$1,370,000	$1,373,000

        The statutory rate reconciliation for each of the three years ended December 31, 2003 is as follows:

	2003	2002	2001
Statutory Tax Provision	$174,000	$1,283,000	$1,182,000
State Income Taxes, Net of Federal Benefit	24,000	153,000	143,000
Effect of Foreign Operations	17,000	1,000	—
General Business Credits	(93,000)	(82,000)	(18,000)
Research and Development Tax Credits, Net of Payments	(246,000)	—	—
Other	1,000	15,000	66,000

Income Tax (Benefit) Expense	$(123,000)	$1,370,000	$1,373,000

        Income from operations before income taxes was derived from the following sources:

	2003	2002	2001
Domestic	471,000	3,726,000	3,476,000
Foreign	39,000	47,000	—

Total	510,000	3,773,000	3,476,000

        Deferred tax assets (liabilities) at December 31, 2003 and 2002, consist of the following:

	2003	2002
Unrealized Loss on Discontinued Operations	$—	$19,000
Allowance for Doubtful Accounts	140,000	187,000
Inventory Reserves	495,000	365,000
Accrued Vacation	228,000	243,000
Accrued Warranty	1,000	15,000
Health Insurance Reserve	82,000	106,000
Accrued Bonuses	—	7,000
Non-Compete Amortization	157,000	53,000
Property and Equipment	16,000	—
Other Reserves	19,000	17,000

Deferred Tax Assets	1,138,000	1,012,000
Property and Equipment	(102,000)	(20,000)

Deferred Tax Liabilities	(102,000)	(20,000)

Net Deferred Tax Assets (Liabilities)	$1,036,000	$992,000

Net Short-Term Deferred Tax Assets	$965,000	$959,000
Net Long-Term Deferred Tax Assets	71,000	33,000

Total Deferred Tax Assets	$1,036,000	$992,000

        The Company has determined that it is more likely than not that its deferred tax assets will be realized, principally through carrybacks to prior tax years and taxable income in future tax years. As a result, management has determined that establishing a valuation allowance on the Company's deferred tax assets is not necessary.

NOTE 7    COMPREHENSIVE INCOME

        Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations. The details of comprehensive income are as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net Income, As Reported	$633,448	$2,403,112	$2,102,863
Other Comprehensive Loss:
Translation Loss	(26,688)	—	—

Comprehensive Income	$606,760	$2,403,112	$2,102,863

NOTE 8    401(K) RETIREMENT PLAN

        The Company has a 401(k) profit sharing plan (the "Plan") for its employees. The Plan is a defined contribution plan covering all employees of the Company except for employees covered by a collective bargaining agreement and non-resident aliens earning non-U.S. source income. Employees are eligible to participate in the Plan after completing six months of service and attaining the age of 21. Employees are allowed to contribute up to 15% of their wages to the Plan. The Company matches 25% of the employees' contribution up to 6% of covered compensation. The Company made contributions of $115,573, $117,509 and $100,448 during the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 9    GAINSHARING INCENTIVE AND STOCK OPTION PLANS

  Employee Gainsharing

        During 1993, the Company adopted an employee gainsharing plan (the "Plan"). The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. The Company has authorized 50,000 shares to be available under this Plan. In accordance with the terms of the Plan, employees can acquire newly issued shares of common stock for 90% of the current market value. During 2003 and 2002, 133 and 12,355 shares, respectively, were issued in connection with this plan. Through December 31, 2003, 21,521 shares have been issued under this Plan.

  Stock Options

        In 1992, the Company approved the adoption of a fixed stock based compensation plan. The purpose of the Plan is to promote the interests of the Company and its shareholders by providing officers, directors and other key employees with additional incentive and the opportunity, through stock ownership, to increase their proprietary interest in the Company and their personal interest in its continued success. In February 2003, the Company reached the maximum options allowed to be granted under the plan.

        During 2003, the Company's shareholders approved the adoption of the Nortech Systems Incorporated 2003 Stock Option Plan (the "Plan"). The total number of shares of common stock that may be granted under the plan is 300,000, of which 212,500 shares remain available at December 31, 2003. The plan provides that shares granted come from the Company's authorized but unissued common stock. The price of the options granted under the plan will not be less than 100% of the fair market value of the shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

        The following table summarizes information about stock options outstanding at December 31, 2003:

Exercise Prices	Outstanding 12/31/2003	Exercisable 12/31/2003	Remaining Contractual Life
3.125	28,000	18,400	6.17 Years
3.625	6,000	6,000	0.07 Years
4.000	6,800	4,080	6.42 Years
5.000	60,000	60,000	3.14 Years
5.250	35,000	35,000	1.92 Years
5.500	4,000	4,000	5.01 Years
7.110	4,000	2,000	8.82 Years
7.220	50,000	—	9.12 Years
8.000	79,000	13,000	9.95 Years

	272,800	142,480

        Following is a summary of the stock option plan activity during 2003, 2002 and 2001.

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options Outstanding, Beginning of Year	151,000	$4.60	297,500	$4.39	297,500	$4.39
Options Exercised	(7,200)	3.27	(146,900)	4.28	—	—
Options Forfeited	—	—	(3,600)	3.13	(6,000)	3.13
Options Granted	129,000	7.70	4,000	7.11	6,000	3.13

Options Outstanding, End of Year	272,800	$6.10	151,000	$4.60	297,500	$4.39

Option Price Range of Exercised Shares	$3.125 - 4.00		$1.625 - 5.25		—

NOTE 10    ACQUISITION OF SUBSIDIARY

        On June 27, 2002, the Company acquired 100 percent of the outstanding common shares of Manufacturing Assembly Solutions of Monterrey, Inc. (MAS), a Mexican corporation, located in Monterrey, Mexico. The results of operations since June 27, 2002, have been included in the consolidated financial statements. The primary reason for this acquisition was to enhance the Company's manufacturing capabilities in a low cost country. The aggregate purchase price was $1,850,000, including $650,000 paid in cash in July 2002 and a $1,200,000 promissory note (see Note 4) to SAE Assembly, LLC.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Current Assets	$152,148
Net Property and Equipment	186,761
Other Assets	11,012
Intangible Assets	1,526,384

Total Assets Acquired	$1,876,305

Current Liabilities Assumed	$26,305

Net Assets Acquired	$1,850,000

        Intangible assets acquired consist principally of non-compete agreements, which are being amortized on a straight-line basis over the four year term of the agreements. The Company has recorded related amortization expense of $381,600 and $190,800 for the years ended December 31, 2003 and 2002, respectively. Accumulated amortization on the non-compete arrangements amounted to $572,400 and 190,800 at December 31, 2003 and 2002, respectively. The Company will record amortization expenses of $381,600, $381,600 and $190,784 for the years ended December 31, 2004, 2005 and 2006, respectively.

NOTE 11    COMMITMENTS AND CONTINGENCIES

  Litigation

        The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

  Executive Life Insurance Plan

        During 2002, the Company set up an Executive Bonus Life Insurance Plan (the "Plan") for its key employees ("participants"). Pursuant to the Plan, the Company will pay a bonus to participants equal to 10% of the participants' base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest in their bonus at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant must reimburse the Company for any unvested amounts. Charges to income under the Plan were $156,091 and $135,759 for the years ended December 31, 2003 and 2002.

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

NOTE 12    EARNINGS PER SHARE

        The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	2003	2002	2001
Basic Earnings Per Common Share
Net Income	$633,448	$2,403,112	$2,102,863

Weighted average common share outstanding	2,478,921	2,410,890	2,361,192

Basic earnings per common share*	$0.26	$1.00	$0.89

Diluted Earnings Per Common Share
Net Income	$633,448	$2,403,112	$2,102,863

Weighted average common shares outstanding	2,478,921	2,410,890	2,361,192
Stock options	49,889	106,592	95,896

Weighted average common shares for diluted earnings per common share	2,528,810	2,517,482	2,457,088

Diluted earnings per common share	$0.25	$0.95	$0.86

*
For 2003, 2002 and 2001, there were approximately 17,350, 0 and 25 shares, respectively, excluded from the computation of diluted earnings per share because to include would be antidilutive.

NOTE 13    SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ending 3/31/2003	Quarter Ending 6/30/2003	Quarter Ending 9/30/2003	Quarter Ending 12/31/2003
Net Sales	$13,770,288	$14,486,982	$14,060,224	$15,641,204
Gross Profit	1,649,500	1,734,735	1,824,228	1,286,513
Net Income (Loss)	121,524	226,786	440,679	(155,541)
Basic Earnings (Loss) per Share of Common Stock	0.05	0.09	0.18	(0.06)
Diluted Earnings (Loss) per Share of Common Stock	0.05	0.09	0.17	(0.06)
	Quarter Ending 3/31/2002	Quarter Ending 6/30/2002	Quarter Ending 9/30/2002	Quarter Ending 12/31/2002
Net Sales	$15,362,896	$15,243,680	$14,670,449	$15,378,553
Gross Profit	2,779,465	2,837,651	2,353,171	2,307,737
Net Income	618,919	534,269	559,034	690,890
Basic Earnings per Share of Common Stock	0.26	0.22	0.23	0.29
Diluted Earnings per Share of Common Stock	0.25	0.21	0.22	0.27

INDEPENDENT AUDITORS' REPORT
ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareholders
Nortech Systems Incorporated:

        Under date of February 13, 2004, except as to note 4 which is as of March 9, 2004, we reported on the consolidated balance sheets of Nortech Systems Incorporated and subsidiary as of December 31, 2003 and 2002, and related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2003, which are included in the Annual Report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index for each of the years in the two-year period ended December 31, 2003. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Minneapolis, Minnesota
February 13, 2004

INDEPENDENT AUDITORS' REPORT ON
SUPPLEMENTARY INFORMATION

Board of Directors
Nortech Systems Incorporated and Subsidiary
Bemidji, Minnesota

        Our report on the basic consolidated financial statements of Nortech Systems Incorporated and Subsidiary for 2001 precedes the consolidated financial statements. The audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on the following page is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

LARSON, ALLEN, WEISHAIR & CO., LLP

St. Cloud, Minnesota
February 13, 2002

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 2003 proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2004 and said portions of the proxy statement are incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding executive compensation of the Registrant will be included in the Registrant's 2003 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 2004 and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 2003 proxy statements to be filed with the Securities and Exchange Commission no later than April 30, 2004 and said portions of the proxy statements are incorporated herein by reference.

        Information regarding executive compensation plans as of the end of the last fiscal year, on two categories of equity compensation plans (including individual compensation arrangements): that is, plans that have been approved by security holders and plans that have not been approved by security holders, will be included in the Registrant's 2003 proxy statements to be filed with the Securities and Exchange Commission no later than April 30, 2004 and said portions of the proxy statements are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14.    CONTROLS AND PROCEDURES

A.
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Chief Executive Officer and Chief Financial Officer each concluded that the Company's disclosure controls and procedures are effective.

B.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART IV

ITEM 15.    EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) 1.	Consolidated Financial Statements—consolidated financial statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 19.
(a) 2.
Consolidated Financial Schedule—The following consolidated financial statement schedule supporting the consolidated financial statements and the Accountants' report thereon is included in this Annual Report on Form 10-K:
Page
Independent Auditors' Reports on Supplementary Information
KPMG LLP	54
Larson, Allen Weishair & Co., LLP	55
Consolidated Financial Statement Schedule for the years ended December 31, 2003, 2002 and 2001
II Valuation and Qualifying Accounts	56

        All other schedules are omitted since they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(b)
Reports on Form 8-K

        The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

  •
  On October 22, 2003, under Item 12, Results of Operations and Financial Condition, summarizing financial results for the quarter ended September 30, 2003.

        No other reports on Form 8-K were filed during the quarter ended December 31, 2003; however,

  •
  On March 17, 2004, under Item 12, Results of Operations and Financial Condition, the Company filed a Current Report on Form 8-K summarizing financial results for the year and quarter ended December 31, 2003.

        The following exhibits are incorporated by reference to exhibits accompanying the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Third Amendment to amended and restated Credit and Security Agreement, Amended and Restated Revolving Note between the Company and Wells Fargo Bank Minnesota National Association.
23.1	Letter of Consent from KPMG LLP in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993.
23.2	Letter of Consent from Larson, Allen Weishair & Co., LLP in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NORTECH SYSTEMS INCORPORATED
March 30, 2004	By:	/s/ GARRY M. ANDERLY
Garry M. Anderly Chief Financial Officer and Principal Accounting Officer
March 30, 2004	By:	/s/ MICHAEL J. DEGEN
Michael J. Degen President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

March 30, 2004	/s/ MICHAEL J. DEGEN
Michael J. Degen President, Chief Executive Officer and Director
March 30, 2004	/s/ MYRON KUNIN
Myron Kunin, Chairman and Director
March 30, 2004	/s/ RICHARD W. PERKINS
Richard W. Perkins, Director
March 30, 2004	/s/ C. TRENT RILEY
C. Trent Riley, Director
March 30, 2004	/s/ KEN LARSON
Ken Larson, Director

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
SCHEDULE II
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

Column A	Column B	Column C	Column D	Column E
Classification	Balance at Beginning of Period	Additions Charged to Costs And Expenses	Add (Deduct)	Balance at End of Period
Year Ended December 31, 2003:
Allowance for Doubtful Accounts	$488,451	(19,694)	(97,067)	$371,690
Year Ended December 31, 2002:
Allowance for Doubtful Accounts	$318,557	231,500	(61,606)	$488,451
Year Ended December 31, 2001:
Allowance for Doubtful Accounts	$187,294	131,263	—	$318,557

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

10.1	Third Amendment to amended and restated Credit and Security Agreement, Amended and Restated Revolving Note between the Company and Wells Fargo Bank Minnesota National Association.
23.1	Letter of Consent from KPMG LLP in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993.
23.2	Letter of Consent from Larson, Allen Weishair & Co., LLP in reference to the S-8 Forms filed June 21, 1994 and June 30, 1993.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY TABLE OF CONTENTS DECEMBER 31, 2003, 2002, and 2001
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2003 AND 2002
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS DECEMBER 31, 2003, 2002, AND 2001
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003, 2002, AND 2001
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003, 2002, AND 2001
INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION
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
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
SIGNATURES
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY SCHEDULE II FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
INDEX TO EXHIBITS