Form 10-Q
period 2004-03-31
NORTECH SYSTEMS INC
filed 2004-05-17
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Number of shares of $.01 par value common stock outstanding at May 10, 2004, 2,550,391

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31 2004	DECEMBER 31 2003
	(UNAUDITED)	(AUDITED)

ASSETS
Current Assets
Cash and Cash Equivalents	$585,077	$101,179
Accounts Receivable, Less Allowance for Uncollectible Accounts	10,932,399	10,835,696
Inventories:
Finished Goods	2,327,072	1,479,150
Work In Process	2,393,297	1,591,389
Raw Materials	8,788,094	8,524,018

Total Inventories	13,508,463	11,594,557

Prepaid Expenses	310,771	423,371
Income Taxes Receivable	413,620	419,634
Deferred Tax Assets	995,000	965,000

Total Current Assets	26,745,330	24,339,437

Property and Equipment at Cost:
Land	151,800	151,800
Building and Leasehold Improvements	4,680,204	4,768,813
Manufacturing Equipment	6,798,446	6,557,159
Office and Other Equipment	2,865,168	2,803,819

Total Property and Equipment	14,495,618	14,281,591

Accumulated Depreciation	(8,370,015)	(8,191,274)

Net Property and Equipment	6,125,603	6,090,317

Other Assets
Non-Compete, Net of Accumulated Amortization	858,584	953,984
Goodwill	75,006	75,006
Deferred Tax Assets	41,000	71,000
Other Assets	23,720	51,046

Total Other Assets	998,310	1,151,036

Total Assets	$33,869,243	$31,580,790

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31 2004	DECEMBER 31 2003
	(UNAUDITED)	(AUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Notes and Capital Lease Payable	$1,363,705	$1,360,935
Checks Written in Excess of Cash	725,000	250,000
Accounts Payable	4,921,613	4,068,148
Accrued Payroll and Commissions	1,909,982	1,281,319
Accrued Health and Dental Claims	196,590	217,514
Other Accrued Liabilities	361,148	438,258

Total Current Liabilities	9,478,038	7,616,174

Long-Term Liabilities
Notes and Capital Lease Payable (Net of Current Maturities)	9,705,126	9,643,336
Total Liabilities	19,183,164	17,259,510

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,550,391 Shares Issued and Outstanding at March 31, 2004; 2,544,391 Shares Issued and 2,512,687 Shares Outstanding at December 31, 2003	25,504	25,127
Additional Paid-In Capital	13,818,712	13,497,339
Accumulated Other Comprehensive Income	(26,688)	(26,688)
Retained Earnings	618,551	575,502

Total Shareholders’ Equity	14,686,079	14,321,280

Total Liabilities and Shareholders’ Equity	$33,869,243	$31,580,790

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

	MARCH 31 2004	MARCH 31 2003
	(Unaudited)	(Unaudited)

Net Sales	$15,046,085	$13,770,288

Cost of Goods Sold	13,541,214	12,120,788

Gross Profit	1,504,871	1,649,500

Operating Expenses:
Selling Expenses	589,424	673,833
General and Administrative Expenses	722,915	706,552
Total Operating Expenses	1,312,339	1,380,385

Income From Operations	192,532	269,115

Other Income (Expense)
Interest Income	1,295	713
Miscellaneous Income (Expense)	(13,917)	17,725
Interest Expense	(110,861)	(89,028)
Total Other (Expense)	(123,483)	(70,591)

Income From Operations Before Income Taxes	69,049	198,524

Income Tax Expense	26,000	77,000

Net Income	$43,049	$121,524

Earnings Per Share:

Basic	$0.02	$0.05
Average Number of Common Shares Outstanding Used for Basic Earnings Per Share	2,539,666	2,456,389

Diluted	$0.02	$0.05
Average Number of Common Share Outstanding Plus Dilutive Common Stock Options	2,599,478	2,511,007

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

	MARCH 31 2004	MARCH 31 2003
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities	—	—
Net Income	$43,049	$121,524
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	274,141	369,869
Deferred Taxes	—	(30,000)
Changes in Current Operating Items:
Accounts Receivable	(96,703)	697,983
Income Taxes Receivable	6,014	70,453
Inventories	(1,913,906)	(625,072)
Prepaid Expenses and Others Assets	139,926	(18,019)
Accounts Payable	1,328,465	107,426
Accrued Payroll and Commissions	628,663	(704,368)
Other Accrued Liabilities	(98,034)	173,199

Net Cash Provided by Operating Activities	311,615	162,995

Cash Flows from Investing Activities:
Acquisition of Equipment	(214,027)	(136,731)

Net Cash Used by Investing Activities	(214,027)	(136,731)

Cash Flows from Financing Activities:
Net Change in Line of Credit	553,722	61,844
Payments on Notes and Capital Lease Payable	(189,162)	(140,101)
Issuance of Stock	21,750	—

Net Cash Provided (Used) by Financing Activities	386,310	(78,257)

Effect of Exchange Rate Changes on Cash	—	(13,727)

Net Increase (Decrease) in Cash and Cash Equivalents	483,898	(65,720)

Cash and Cash Equivalents - Beginning	101,179	448,751

Cash and Cash Equivalents - Ending	$585,077	$383,031

The Company has paid interest expense of $110,562 and income taxes of $186 for the three- month period ended March 31, 2004 compared to interest expense of $93,670 and income tax expense of $25,806 for the same period in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the interim periods have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements.  However, as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

The operating results of the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

NOTE 2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nortech Systems Incorporated (the “Company” or “Nortech”) and its wholly owned subsidiary, Manufacturing Assembly Solutions of Monterrey, Inc.  All significant intercompany accounts and transactions have been eliminated.

NOTE 3.  NEW ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) published a revision to FASB Interpretation 46 (FIN 46) to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and to exempt certain entities from its requirements. The Financial Accounting Standards Board issued, FIN 46, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities.  In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in its financial statements.  Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests.  The effective date for these consolidation provisions is generally for periods after December 31, 2004The adoption of FIN 46 did not impact the consolidated results of operations or financial position of the Company.

NOTE 4. LONG TERM DEBT

As described in the December 31, 2003 financial statements, repayment of SAE Assembly, LLC (“SAE”) debt will be made through semi-annual installments ending June 2004.  Each installment on the note will be satisfied with the issue of 31,704 shares of Nortech stock.  Should the average market price of the stock fail to reach or exceed $7.00 during a four-week period of time during each semi-annual period, the Company shall at SAE’s discretion repurchase such shares within 30 days at a price of $7.00.

At December 31, 2003, 63,408 shares comprising the first and second installments were considered issued and outstanding.  The 31,704 shares required under the third installment were transferred to SAE on December 27, 2003, but were not considered outstanding at December 31, 2003 for purposes of calculating earnings per share, as the four-week period of time had not expired.  During the first quarter of 2004, the market price of the Company’s stock met the $7.00 four-week requirement, at which time the shares issued to SAE became outstanding.  Accordingly, debt was reduced by $300,000 and shareholders equity was increased by $300,000.  The impact on earnings per share calculations is not material.  The balance of SAE debt as of March 31, 2004 is $300,000.

All Wells Fargo Bank, N. A. debt agreements contain covenants, which among other things, will require the company to adhere to regular reporting requirements ,abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  At March 31, 2004, the Company was in violation of one of its covenant requirements.  On May 11, 2004, the bank has waived this specific requirement of the loan agreement for March 31, 2004 measurement date.

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

	For the Three-Months Ended March 31,
	2004	2003
Net income, as reported	$43,049	$121,524
Deduct: Total stock-based compensation expense, determined under fair value-based method for all awards, net of related tax effects	(25,934)	(6,639)
Pro forma net income	$17,115	$114,885
Earnings per share:
Basic – as reported	$0.02	$0.05
Basic – pro forma	$0.01	$0.05
Diluted – as reported	$0.02	$0.05
Diluted – pro forma	$0.01	$0.05

There were no stock options granted during the three-month period ended March 31, 2004.

NOTE 6. NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	For the Three-Months Ended March 31,
	2004	2003

Basic Earnings Per Common Share

Net Income	$43,049	$121,524
Weighted average common shares outstanding	2,539,666	2,456,389

Basic earnings per common share	$0.02	$0.05

Diluted Earnings Per Share

Net Income	$43,049	$121524

Weighted average common shares outstanding	2,539,666	2,4562389
Stock options	59,812	54,618
Weighted average common shares for diluted earnings per common share	2,599,478	2,511,007

Diluted earnings per common share	$0.02	$0.05

For the three-month period ended March 31, 2004, 1,096 shares were excluded from the computation of diluted earnings per share as these shares were antidilutive.  There were no antidilutive shares for the three-month period ended March 31, 2003.

NOTE 7. FOREIGN CURRENCY TRANSLATION

Local currency is considered the functional currency for the operation outside the United States.  Assets and liabilities are translated at year-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders’ equity.   Foreign exchange transaction gains and losses attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in Miscellaneous Income (Expense).

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net Income	$43,049	$121,524
Other Comprehensive Loss: Currency Translation Adjustment	—	—

Comprehensive Income	$43,049	$121,524

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1.)       Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the period indicated:

	For the Three-Months Ended March 31,
	2004	2003

Net Sales	100%	100%
Cost of Goods Sold	90%	88%
Gross Profit	10%	12%

Selling Expenses	4%	5%
General and Administrative Expenses	5%	5%

Income from Operations	1%	2%
Other Expenses, Net	1%	1%
Income Tax Expense	0%	1%

Net Income	0%	1%

Net Sales:

The Company had net sales of $15,046,085 and $13,770,288 for the three months ended March 31, 2004 and 2003, respectively.  Sale increased overall by 9%, which consisted of increased revenues in our Mexico operation, Vision products and Electronic assemblies due to the economic recovery in these product lines and winning new business in Mexico.  This increase was partly offset by the decrease in Medical products that went overseas and Military products which had not started to recover from the slow economy.

Gross Profit:

The Company had gross profit of $1,504,871 or 10% compared to gross profit of $1,649,501 or 12% for the three months ended March 31, 2004 and 2003, respectively.  The decrease in gross profit margins is the result of market pressure from offshore competition and the additional start-up costs with the Mexico operation.  The slower than expected start of new revenue for Mexico has caused downward pressure on the gross margin and offshore competition has caused lower than expected margins on the domestic revenues.

Selling Expense:

The Company had selling expenses of $589,424 compared to $673,834 for the three months ended March 31, 2004 and 2003, respectively.  Commissions expenses are variable depending on the source, whether internal or external.  Thus, selling expense decrease is mainly the result of incurring less commissions to outside sales representatives.  The Company is expanding its internal sales staff.

General and Administrative Expense:

The Company’s general and administrative expenses were $722,915 and $706,552 for the three months ended March 31, 2004 and 2003, respectively.  The overall increase of general and administrative expenses through the first three months of 2004 is due to minor increases in the use of outside consulting services.

Other Income and Expense:

Other Expenses were $123,484 for three months ended March 31, 2004 compared to $70,590 for the three months ended March 31, 2003.  The increase is due to higher debt levels during the quarter that increased interest costs.

Income Tax:

The Company recorded an income tax expense for the three months ended March 31, 2004 of $26,000 compared to income tax expense of $77,000 for the three months ended March 31, 2003.  The tax rate approximates 38%, which is consistent for both quarters.

Backlog:

The Company’s 90-day order backlog was approximately $11,800,000 as of March 31, 2004, compared with approximately $11,200,000 at the beginning of the quarter.  Based on the current conditions, the Company anticipates revenue levels in the second quarter of 2004 to be slightly higher than first quarter of 2004.

(2.) Liquidity and Capital Resources

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

	March 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001

Current Ratio (Current Assets / Current Liabilities)	2.82	3.20	2.80	2.59
Working Capital (Current Assets – Current Liabilities)	$17,267,292	$16,723,263	$14,266,058	$14,459,344
Quick Ratio (Cash + Accounts Receivable / Current Liabilities)	1.22	1.44	1.02	1.02
Accounts Receivable to Working Capital (Average Accounts Receivable/ Working Capital)	0.63	0.55	0.59	0.61
Inventory to Working Capital (Average Inventory/ Working Capital)	0.73	0.72	0.87	0.83

The current ratio and quick ratio deceased due to rise in accounts payable resulting from increased inventory purchases for new customer programs.  The Company’s working capital increased to $17,267,292 at the close of first quarter 2004, compared to $16,723,263 as of

December 31, 2003.  The Company believes that its future financial requirements can be met with funds generated from the operating activities and its operating line of credit.

The Company currently has a $7.0 million line of credit arrangement in place with Wells Fargo Bank for general working capital needs, and no material unused sources of liquidity other than the cash, accounts receivables, inventory and other current assets.   The line of credit and other installment debt with Wells Fargo Bank, N.A., contain certain covenants, which, among other things, will require the Company to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  At March 31, 2004, the Company was in violation of the net income covenant which it has received a waiver from its lender on May 11,2004.

	March 31, 2004	March 31, 2003
Cash flows provided by / (used for):
Operating Activities	$311,615	$162,995
Investing Activities	(214,027)	(136,731)
Financing Activities	386,310	(78,257)
Effect of exchange rate changes on cash	—	(13,727)
Net (decrease) / increase in cash and cash equivalents	$483,898	$(65,720)

The increase in cash and cash equivalent was funded in large by the increase in operating activities, of which an increase in accounts payable was a significant component.  The Company’s net Investing and Financing activities increased cash by approximately $172,000.  The Company continues to reinvest in equipment funded by the available line of credit.

3.) Critical Accounting Policies

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

Allowance for Uncollectible Accounts:

We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility.  We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience.  We reserve accounts deemed to be uncollectible in the quarter in which we make the determination.  We maintain additional reserves based on our historical based debt experience.  We believe that, based on past history and credit policies, the net accounts receivable are of good quality.

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

Deferred Tax Valuation:

At March 31, 2004 and December 31, 2003, the Company has recorded U.S. deferred tax assets pertaining to the recognition of future deductible temporary differences.  The Company has not provided any valuation allowance with respect to these assets, as it believes its realization is “more likely than not.”  This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable, as well as various tax, business and other planning strategies available to the Company.  We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required.  The failure to utilize this asset would adversely affect our results of operations and financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.1                                                 Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

On March 17, 2004, we furnished a Current Report on Form 8-K dated March 17, 2004 under Item 9 containing a copy of our earnings release for the period ended December 31, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems, Incorporated. and Subsidiary

Date: May 14, 2004	By	/s/ Michael J. Degen

Michael J. Degen

President and Chief

Executive Officer

Date: May 14, 2004	By	/s/ Garry M. Anderly

Garry M. Anderly
Principal Financial
Officer and Principal
Accounting Officer