Form 10-Q
period 2004-06-30
NORTECH SYSTEMS INC
filed 2004-08-16
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Number of shares of $.01 par value common stock outstanding at July 15, 2004 - 2,550,391

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet  -  ASSETS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

	JUNE 30 2004	DECEMBER 31 2003
	(UNAUDITED)	(AUDITED)
ASSETS

Current Assets
Cash and Cash Equivalents	$818,367	$101,179
Accounts Receivable, Less Allowance for Uncollectible Accounts of $280,368 and $371,690, respectively	11,180,313	10,835,696
Inventories:
Finished Goods	2,266,417	1,479,150
Work In Process	2,619,284	1,591,389
Raw Materials	9,662,094	8,524,018

Total Inventories	14,547,795	11,594,557

Prepaid Expenses	364,263	423,371
Income Taxes Receivable	281,843	419,634
Deferred Tax Assets	1,054,000	965,000

Total Current Assets	28,246,581	24,339,437

Property and Equipment
Land	151,800	151,800
Building and Leasehold Improvements	4,692,148	4,768,813
Manufacturing Equipment	7,043,024	6,557,159
Office and Other Equipment	2,906,457	2,803,819

Total Property and Equipment	14,793,429	14,281,591

Accumulated Depreciation	(8,635,311)	(8,191,274)

Net Property and Equipment	6,158,118	6,090,317

Other Assets
Deposits	16,017	51,046
Non-Compete, Net of Accumulated Amortization	897,259	953,984
Goodwill	75,006	75,006
Deferred Tax Assets	49,000	71,000

Total Other Assets	1,037,282	1,151,036

Total Assets	$35,441,981	$31,580,790

See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheet  -  LIABILITIES

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

	JUNE 30 2004	DECEMBER 31 2003
	(UNAUDITED)	(AUDITED)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current Maturities of Notes and Capital Lease Payable	$8,141,612	$1,360,935
Checks Written in Excess of Cash	1,568,448	250,000
Accounts Payable	5,198,806	4,068,148
Accrued Payroll and Commissions	1,520,041	1,281,319
Accrued Health and Dental Claims	192,553	217,514
Other Accrued Liabilities	542,656	438,258

Total Current Liabilities	17,164,116	7,616,174

Long-Term Liabilities
Notes and Capital Lease Payable (Net of Current Maturities)	3,493,921	9,643,336
Total Liabilities	20,658,037	17,259,510

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,550,391 Shares Issued and Outstanding at June 30, 2004; 2,544,391 Shares Issued and 2,512,687 Shares Outstanding at December 31, 2003	25,504	25,127
Additional Paid-In Capital	13,818,712	13,497,339
Accumulated Other Comprehensive Loss	(33,807)	(26,688)
Retained Earnings	723,535	575,502

Total Shareholders’ Equity	14,783,944	14,321,280

Total Liabilities and Shareholders’ Equity	$35,441,981	$31,580,790

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income – 3-MO P&L

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

JUNE 30, 2004 AND JUNE 30, 2003

	JUNE 30 2004	JUNE 30 2003
	(Unaudited)	(Unaudited)

Net Sales	$18,028,197	$14,486,982

Cost of Goods Sold	16,109,674	12,752,247

Gross Profit	1,918,523	1,734,735

Operating Expenses:
Selling Expenses	892,747	682,743
General and Administrative Expenses	847,031	760,906
Total Operating Expenses	1,739,778	1,443,649

Income From Operations	178,745	291,086

Other Expense
Interest Income	25,387	1,231
Miscellaneous Income	54,920	55,059
Interest Expense	(89,068)	(95,590)
Total Other Expense	(8,761)	(39,300)

Income From Operations Before
Income Taxes	169,984	251,786

Income Tax Expense	65,000	25,000

Net Income	$104,984	$226,786

Earnings Per Share:

Basic	$0.04	$0.09
Average Number of Common Shares Outstanding Used for Basic Earnings Per Share	2,550,391	2,473,760

Diluted	$0.04	$0.09
Average Number of Common Share Outstanding Plus Dilutive Common Stock Options	2,600,086	2,512,727

See accompanying Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED

JUNE 30, 2004 AND JUNE 30, 2003

	JUNE 30 2004	JUNE 30 2003
	(Unaudited)	(Unaudited)

Net Sales	$33,074,282	$28,257,270

Cost of Goods Sold	29,650,888	24,873,035

Gross Profit	3,423,394	3,384,235

Operating Expenses:
Selling Expenses	1,482,170	1,356,576
General and Administrative Expenses	1,547,305	1,467,458
Total Operating Expenses	3,029,475	2,824,034

Income From Operations	393,919	560,201

Other Expense
Interest Income	26,682	1,944
Miscellaneous Income	41,003	72,784
Interest Expense	(222,571)	(184,618)
Total Other Expense	(154,886)	(109,890)

Income From Operations Before
Income Taxes	239,033	450,311

Income Tax Expense	91,000	102,000

Net Income	$148,033	$348,311

Earnings Per Share:

Basic	$0.06	$0.14
Average Number of Common Shares Outstanding Used for Basic Earnings Per Share	2,545,028	2,465,122

Diluted	$0.06	$0.14
Average Number of Common Share Outstanding Plus Dilutive Common Stock Options	2,599,782	2,511,915

See accompanying Notes to Consolidated Financial Statements

CASHFLOW

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2004 AND JUNE 30, 2003

	JUNE 30 2004	JUNE 30 2003
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities	—	—
Net Income	$148,033	$348,311
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	504,299	790,356
Deferred Taxes	(67,000)	(120,000)
Foreign Currency Transaction Gain	14,441	(4,031)
Changes in Current Operating Items:
Accounts Receivable	(351,307)	743,077
Income Taxes Receivable	137,822	232,425
Inventories	(2,953,793)	(343,714)
Prepaid Expenses and Deposits	92,813	(176,640)
Accounts Payable	2,449,893	181,739
Accrued Payroll and Commissions	238,934	(878,697)
Other Accrued Liabilities	79,415	171,811

Net Cash Provided by Operating Activities	293,550	944,637

Cash Flows from Investing Activities:
Acquisition of Equipment	(525,691)	(489,037)

Net Cash Used by Investing Activities	(525,691)	(489,037)

Cash Flows from Financing Activities:
Net Change in Line of Credit	1,060,445	47,677
Payments on Notes and Capital Lease Payable	(129,183)	(221,885)
Issuance of Stock	21,750	840

Net Cash Provided (Used) by Financing Activities	953,012	(173,368)

Effect of Exchange Rate Changes on Cash	(3,683)	(7,808)

Net Increase in Cash and Cash Equivalents	717,188	274,424

Cash and Cash Equivalents - Beginning	101,179	448,751

Cash and Cash Equivalents - Ending	$818,367	$723,175

The Company has paid interest expense of $222,375 and income taxes of $186 for the six month period ended June 30, 2004 compared to interest expense of $185,537 and income taxes of $37,361 for the same period in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  Changes in the estimates and assumptions used by management could have a significant impact on the Company’s financial results.  Actual results could differ from those estimates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income, as reported	$104,984	$226,786	$148,033	$348,311

Deduct: Total stock-based compensation expense, determined under fair value-based method for all awards, net of related tax effects	(25,935)	(9,851)	(51,869)	(19,703)

Pro forma net income	$79,049	$216,935	$96,164	$328,608

Earnings per share:

Basic – as reported	$0.04	$0.09	$0.06	$0.14

Basic – pro forma	$0.03	$0.09	$0.04	$0.13

Diluted – as reported	$0.04	$0.09	$0.06	$0.14

Diluted – pro forma	$0.03	$0.09	$0.04	$0.13

There were no stock options granted during the three or sixth month periods ended June 30, 2004.

NOTE 2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nortech Systems Incorporated (the “Company” or “Nortech”) and its wholly owned subsidiary, Manufacturing Assembly Solutions of Monterrey, Inc.  All significant intercompany accounts and transactions have been eliminated.

NOTE 3.  NEW ACCOUNTING STANDARDS

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, management must make decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances.

The accounting principles followed in the preparation of the financial information contained on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

NOTE 4. LONG TERM DEBT

As described in the December 31, 2003 financial statements, repayment of SAE Assembly, LLC (“SAE”) debt will be made through semi-annual installments ending June 27, 2004.  Each installment on the note will be satisfied with the issue of 31,704 shares of Nortech stock.  Should the average market price of the stock fail to reach or exceed $7.00 during a four-week period of time during each semi-annual period, the Company shall at SAE’s discretion repurchase such shares within 30 days at a price of $7.00.

At June 30, 2004, 95,112 shares comprising three installments were considered issued and outstanding.  The 31,704 shares required under the fourth and last installment were transferred to SAE on June 27, 2004, but were not considered outstanding at June 30, 2004 for purposes of calculating earnings per share, as the four-week period of time had not expired.  The impact on earnings per share calculations is not material and the remaining balance of SAE debt as of June 30, 2004 is $300,000.  As of July 23, 2004 the stock did average above the $7.00 per share required level and will be re-classed from debt to equity in the next accounting period.

All Wells Fargo Bank, N. A. (WFB) debt agreements contain certain requirements and covenants, regular reporting, dividend limitations, financial ratios and limits on the amount of annual capital expenditures.  At June 30, 2004, the Company was in violation of one of its covenant requirements.

On July 20, 2004, WFB waived this specific requirement of the loan agreement for the June 30, 2004 measurement date.  On July 23, 2004, WFB amended the lending agreement regarding net income requirements for the third and fourth quarter of 2004 and increased the line of credit from $7 million to $8 million.  Due to the maturity date on the line of credit being June 30, 2005 the line of credit debt was classified as a current liability at June 30, 2004 (balance as of June 30, 2004 was $6,967,656).

NOTE 5. NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic Earnings Per Common Share
Net income, as reported	$104,984	$226,786	$148,033	$348,311

Weighted average common shares outstanding	2,550,391	2,473,760	2,545,028	2,465,122

Basis earnings per common share	$0.04	$0.09	$0.06	$0.14

Diluted Earnings Per Common Share
Net income, as reported	$104,984	$226,786	$148,033	$348,311

Weighted average common shares outstanding	2,550,391	2,473,760	2,545,028	2,465,122
Stock options	49,695	38,968	54,754	46,793
Weighted average common shares for diluted earnings per common share	2,600,086	2,512,728	2,599,782	2,511,915

Diluted earnings per common share	$0.04	$0.09	$0.06	$0.14

For the three and six month periods ended June 30, 2004, 7,427 and 8,523 shares, respectively, were excluded from the computation of diluted earnings per share as shares were antidilutive.  For the three and six month periods ended June 30, 2003, 0 and 9,195 shares were excluded from the computation of diluted earnings per share, as these shares were antidilutive.

NOTE 6. FOREIGN CURRENCY TRANSLATION

Local currency is considered the functional currency for the operation outside the United States.  Assets and liabilities are translated at year-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders’ equity.  Foreign exchange transaction gains and losses attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in Miscellaneous Income (Expense).  The Mexican peso is the only foreign currency being translated.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Income, as reported	$104,984	$226,786	$148,033	$348,311

Other Comprehensive Income (Loss):
Currency Translation Adjustment	(7,119)	7,461	(7,119)	(19,225)

Comprehensive Income	$97,865	$234,247	$140,914	$329,086

NOTE 8. CONTINGENCIES

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  Subsequent to June 30, 2004 the company reached a settlement on August 3rd, 2004, on a litigation filed against it in the amount of $187,500.   The company is pursuing insurance reimbursement and received advise from external counsel that recovery is deemed probable, and accordingly accrued the $187,500 settlement and $137,500 as a receivable in the June 30th, 2004 Financial Statements.

NOTE 9. LIQUIDITY

The Company has financed its liquidity needs over the past several years through revenue generated from operations and an operating line of credit through Wells Fargo Bank.  The company currently has $8 million line of credit arrangement that on June 30, 2004 had outstanding $6.97 million.  Due to the maturity date on the line of credit being June 30, 2005 the line of credit debt was classified as a current liability at June 30, 2004. The Company expects to renew its line of credit in March of 2005. The Company believes that its future financial requirements can be met with funds generated from the operating activities and its operating line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Nortech Systems, Inc. is a full-service Electronic Manufacturing service (EMS) provider of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries. The Company reported record net sales of $18.0 million for the second quarter ended June 30, 2004, up 20 percent over the $15.0 million the company reported in the first quarter.  Net income totaled $104,984, or $0.04 per share, up 144 percent over the first quarter.  Operating income totaled $169,984, a sequential increase of 146 percent. Compared to the second quarter of 2003, revenue for the period was up 24 percent; net income was down 54 percent versus the same period last year.

We had solid revenue growth across our company and setting a new quarterly sales record Our Aerospace Systems division, for example, revenue surged more than 50 percent over the first quarter and our Electronics division saw a 25 percent revenue increase.  We continue to be very encouraged by a strong backlog in our commercial wire products operations – up 60 percent over the same point in 2003.  Nortech Systems also made progress at its facility in Mexico during the second quarter, both in revenue and income, including an operating profit in June.  The company believes that this facility will break even in the second half of the year and become profitable with anticipated new business and increased plant utilization.

(1.) Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Sales	100%	100%	100%	100%
Cost of Good Sold	89%	88%	90%	88%
Gross Profit	11%	12%	10%	12%

Selling Expenses	5%	5%	4%	5%
General and Administrative Expenses	5%	5%	5%	5%
Income from Operations	1%	2%	1%	2%

Other Expenses, Net	0%	0%	0%	(1)%
Income Tax Expense	0%	0%	0%	0%
Net Income	1%	2%	1%	1%

Net Sales:

The Company reported net sales of $18,028,197 and $14,486,982 for the three months ended June 30, 2004 and 2003, respectively.  The growth of 24% is primarily due to increased sales in our Industrial Electronic Assemblies and Aerospace/Defense sectors resulting from the continued economic recovery as well as new business being awarded to our Mexico operation.  This increase was partially offset by a reduction in Medical products that went overseas.  The Company reported net sales of $33,074,282 and $28,257,270 for the six months ended June 30, 2004 and 2003, respectively.  Sales for these six months increased 17%, most noticeably in the Industrial Electronic Sector and Mexico operation as stated above.

Gross Profit:

The Company had gross profit of $1,918,522 or 11% compared to gross profit of $1,734,735 or 12% for the three months ended June 30, 2004 and 2003, respectively.    For the six months ended June 30, 2004 the Company had gross profit of $3,423,394 or 10% compared to gross profit of $3,384,235 or 12% for June 30, 2003.  The decrease in gross profit margins, for both the current quarter and year to date, is the result of market pressure from offshore competition, material price increases, component availability and the additional start-up costs with the Mexico operation.  There was improvement in the gross profit percentage over the first quarter performance due to a favorable product mix.

Selling Expense:

The Company had selling expenses of $892,747 or 5% of net sales compared to $682,743 or 5% of net sales for the three months ended June 30, 2004 and 2003, respectively.  For the six months ended June 30, 2004 the Company had selling expense of $1,482,170 or 4% compared to selling expense of $1,356,576 or 5% for June 30, 2003.  The Company has continued to invest in sales support and resources in order to improve the quality, focus and footprint of our customers.

General and Administrative Expense:

The Company’s general and administrative expenses were $847,031 or 5% of net sales and $760,906 or 5% of net sales for the three months ended June 30, 2004 and 2003, respectively.  For the six months ended June 30, 2004 the Company had general and administrative expense of $1,547,305 or 5% compared to general and administrative expense of $1,467,458 or 5% for June 30, 2003.  The overall dollar increase of general and administrative expenses through the first six months of 2004 is due to increases in the use of consulting services, higher medical expenses and continued investment in infrastructure to support growth.

Other Expense:

Other Expenses, Net were $8,761 for three months ended June 30, 2004 compared to $39,300 for the three months ended June 30, 2003.  For the six months ended June 30, 2004, Other Expenses, Net were $154,886 compared to Other Expenses of $109,890 for June 30, 2003.  The increase is due to higher carrying amounts of debt over the past six months in comparison to past periods.  This increase was partially offset by increased income for commissions from China-based revenue and other interest income.

Income Tax:

Income tax expense for the three months ended June 30, 2004 is $65,000, or 38% of income from operations compared to $25,000, or 10%, for the three months ended June 30, 2003.  Income tax expense for the six months ended June 30, 2004 is $91,000, or 38%, compared to $102,000, or 23%, for the six months ended June 30, 2003.  The tax rate for 2004 is expected to approximate 38%.

During the second quarter of 2003, the Company recorded $65,000 of benefit for a refund claim relating to Minnesota research and development tax credits for years 1999, 2000 and 2001. The resulting rate for the quarter of 10% is comprised of 36% from core operations and (26%) from the aforementioned benefit.  The resulting rate for the six month period of 23% is comprised of 36% from core operations and (13%) from the aforementioned benefit.

Backlog:

The Company’s 90-day order backlog was approximately $12,200,000 as of June 30, 2004, compared with approximately $11,800,000 at the beginning of the quarter.  Based on the current conditions, the Company anticipates revenue levels in the third quarter of 2004 to be about the same as second quarter of 2004.

(2.) Liquidity and Capital Resources

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

At June 30, 2004, the Company classified its line of credit as a current liability based on the maturity date of June 30, 2005.  At December 31, 2003, 2002 and 2001, the line of credit was classified as a long term liability since maturity dates extended beyond one year.  Therefore, in order to present the following ratios as comparable to the prior periods, the line of credit at December 31, 2003, 2002 and 2001 has been included in the current liabilities to compute the ratios below.   This classification differs from that reported in the Company’s annual filings with the SEC in order to present meaningful comparisons below.

	June 30, 2004	December 31, 2003*	December 31, 2002*	December 31, 2001*

Current Ratio (Current Assets / Current Liabilities)	1.65	1.80	1.80	1.67
Working Capital (Current Assets – Current Liabilities)	$11,082,465	$10,816,072	$9,843,203	$9,429,646
Quick Ratio (Cash + Accounts Receivable / Current Liabilities)	0.70	0.81	0.65	0.66
Accounts Receivable to Working Capital (Average Accounts Receivable/ Working Capital)	0.89	0.85	0.85	0.94
Inventory to Working Capital (Average Inventory/ Working Capital)	1.16	1.11	1.26	1.28

* Re-classed as noted in above comments.

The Company’s working capital increased to $11,082,465 at the close of second quarter 2004 from $10,816,072 at December 31, 2003.  The ratios above have remained relatively consistent with that of prior periods. The Company expects to renew its line of credit in March of 2005. The Company believes that its future financial requirements can be met with funds generated from the operating activities and its operating line of credit.

The Wells Fargo Bank line of credit arrangement, which increased $1,000,000 to $8,000,000 on July 23, 2004, is for general working capital needs, and no material unused sources of liquidity other than the cash, accounts receivables, inventory and other current assets.  The line of credit and other installment debt with Wells Fargo Bank, N.A., contain certain covenants, which, among other things, will require the Company to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  At June 30, 2004, the Company was in violation of the net income covenant which it has received a waiver from its lender on July 23, 2004.

	June 30, 2004	June 30, 2003

Cash flows provided by / (used for):
Operating Activities	$293,550	$944,637
Investing Activities	(525,691)	(489,037)
Financing Activities	953,012	(173,368)
Effect of exchange rate changes on cash	(3,683)	(7,808)
Net increase in cash and cash equivalents	$717,188	$274,424

The increase in cash and cash equivalents was funded by the increase in operating activities; majors changes were in accounts payable and inventory due to sales growth of 24% in June and 17% year to date. The Company’s net Investing and Financing activities increased cash by approximately $427,000, which was largely comprised of the increased line of credit.  The $250,000 acquisition of inventory and assets from Zachariah and Lundbergh, Inc. (Z&L), a manufacturer of camera power supplies and cable assemblies will be funded primarily by operating activities. The products acquired from Z&L fit the growth strategy of the Company and provides valuable expansion and diversification opportunities for the Intercon I product line.  The Company continues to reinvest in equipment funded by the available line of credit.

3.) Critical Accounting Policies

Revenue Recognition:

The Company recognizes revenue upon shipment of products to customers, when title has passed, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.  In the normal course of business, the Company enters into a number of contracts with customers under which we provide engineering services on a per project basis.  Revenue for these services is recognized upon completion of the engineering process, usually upon initial shipment of the product.  Revenues from repair services are recognized upon shipment of related equipment to customers.

Allowance for Uncollectible Accounts:

We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility.  We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience.  We reserve accounts deemed to be uncollectible in the quarter in which we make the determination.  We maintain additional reserves based on our historical based debt experience. We believe these values are estimates and may differ from actual results. We believe that, based on past history and credit policies, the net accounts receivable are of good quality.

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

Deferred Tax Valuation:

At June 30, 2004 and December 31, 2003, the Company has recorded U.S. deferred tax assets pertaining to the recognition of future deductible temporary differences.  The Company has not provided any valuation allowance with respect to these assets, as it believes its realization is “more likely than not.”  This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable, as well as various tax, business and other planning strategies available to the Company.  We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required.  The failure to utilize this asset would adversely affect our results of operations and financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS:

See Part I - Note 8 of the Financial Statements regarding litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Nortech Systems Incorporated (the “Company”) was at the Wayzata Country Club, 200 West Wayzata Boulevard, Wayzata, Minnesota, on May 13, 2004, at 4:00 p.m., for the following purposes:

1.               To consider and act upon the Board of Directors’ recommendation to fix the number of directors of the Company at five;

2.               To elect a Board of Directors to serve for a one-year term and until their successors are elected and qualify;

3.               To transact such other business as may properly come before the meeting or any adjournment thereof.

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

Nortech Systems, Incorporated. And Subsidiary

Date: August 12, 2004	by	/s/ Michael J. Degen

Michael J. Degen

President and Chief

Executive Officer

Date: August 12, 2004	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer