Form 10-Q
period 2004-09-30
NORTECH SYSTEMS INC
filed 2004-11-15
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Number of shares of $.01 par value common stock outstanding at Oct 26, 2004 - 2,582,095

(The remainder of this page was intentionally left blank.)

PART I

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	SEPTEMBER 30	DECEMBER 31
	2004	2003
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash and Cash Equivalents	$513,648	$101,179
Accounts Receivable, Less Allowance for Uncollectible Accounts of $322,242 and $371,690, respectively	12,324,521	10,835,696
Inventories:
Finished Goods	2,491,760	1,479,150
Work In Process	2,206,344	1,591,389
Raw Materials	9,760,531	8,524,018

Total Inventories	14,458,635	11,594,557

Prepaid Expenses	303,848	423,371
Income Taxes Receivable	174,014	419,634
Deferred Tax Assets	999,000	965,000

Total Current Assets	28,773,666	24,339,437

Property and Equipment
Land	151,800	151,800
Building and Leasehold Improvements	4,707,147	4,768,813
Manufacturing Equipment	7,369,847	6,557,159
Office and Other Equipment	2,929,821	2,803,819

Total Property and Equipment	15,158,615	14,281,591

Accumulated Depreciation	(8,852,965)	(8,191,274)

Net Property and Equipment	6,305,650	6,090,317

Other Assets
Deposits	11,047	51,046
Non-Compete, Net of Accumulated Amortization	790,687	953,984
Goodwill	75,006	75,006
Deferred Tax Assets	70,000	71,000

Total Other Assets	946,740	1,151,036

Total Assets	$36,026,056	$31,580,790

See Accompanying Condensed Notes to Consolidated Financial Statements

	SEPTEMBER 30	DECEMBER 31
	2004	2003
	(UNAUDITED)	(AUDITED)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Notes and Capital Lease Payable	$7,445,470	$1,360,935
Checks Written in Excess of Bank Balance	988,103	250,000
Accounts Payable	5,719,964	4,068,148
Accrued Payroll and Commissions	2,284,274	1,281,319
Accrued Health and Dental Claims	213,880	217,514
Other Accrued Liabilities	436,407	438,258

Total Current Liabilities	17,088,098	7,616,174

Long-Term Liabilities
Notes and Capital Lease Payable (Net of Current Maturities)	3,628,279	9,643,336
Total Liabilities	20,716,377	17,259,510

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,582,095 Shares Issued and Outstanding at September 30, 2004; 2,544,391 Shares Issued and 2,512,687 Shares Outstanding at December 31, 2003	25,821	25,127
Additional Paid-In Capital	14,118,395	13,497,339
Accumulated Other Comprehensive Loss	(44,511)	(26,688)
Retained Earnings	959,974	575,502

Total Shareholders’ Equity	15,309,679	14,321,280

Total Liabilities and Shareholders’ Equity	$36,026,056	$31,580,790

See Accompanying Condensed Notes to Consolidated Financial Statements

   NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

	SEPTEMBER 30	SEPTEMBER 30
	2004	2003
	(Unaudited)	(Unaudited)

Net Sales	$19,189,852	$14,060,224

Cost of Goods Sold	16,621,178	12,140,596

Gross Profit	2,568,674	1,919,628

Operating Expenses:
Selling Expenses	1,038,061	609,834
General and Administrative Expenses	989,037	870,760
Total Operating Expenses	2,027,098	1,480,594

Income From Operations	541,576	439,034

Other Income (Expense)
Interest Income	221	15,748
Miscellaneous Income (Expense)	(38,208)	7,265
Interest Expense	(128,150)	(91,368)
Total Other Expense	(166,137)	(68,355)

Income Before Income Taxes	375,439	370,679

Income Tax Expense (Benefit)	139,000	(70,000)

Net Income	$236,439	$440,679

Earnings Per Common Share:

Basic	$0.09	$0.18
Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,573,135	2,477,574

Diluted	$0.09	$0.17
Average Number of Common Share Outstanding Plus Dilutive Common Stock Options	2,608,294	2,525,834

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

	SEPTEMBER 30	SEPTEMBER 30
	2004	2003
	(Unaudited)	(Unaudited)

Net Sales	$52,264,134	$42,317,494

Cost of Goods Sold	46,081,267	36,822,831

Gross Profit	6,182,867	5,494,663

Operating Expenses:
Selling Expenses	2,344,431	1,966,410
General and Administrative Expenses	2,902,942	2,529,018
Total Operating Expenses	5,247,373	4,495,428

Income From Operations	935,494	999,235

Other Income (Expense)
Interest Income	1,903	17,692
Miscellaneous Income	27,796	80,049
Interest Expense	(350,721)	(275,986)
Total Other Expense	(321,022)	(178,245)

Income Before Income Taxes	614,472	820,990

Income Tax Expense	230,000	32,000

Net Income	$384,472	$788,990

Earnings Per Common Share:

Basic	$0.15	$0.32
Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,554,466	2,469,318

Diluted	$0.15	$0.31
Average Number of Common Share Outstanding Plus Dilutive Common Stock Options	2,602,688	2,516,600

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

	SEPTEMBER 30	SEPTEMBER 30
	2004	2003
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities	—	—
Net Income	$384,472	$788,990
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	828,028	1,211,891
Deferred Taxes	(33,000)	(152,000)
Foreign Currency Transaction Gain (Loss)	(4,417)	(4,569)
Changes in Current Operating Items:
Accounts Receivable	(1,494,055)	(1,751,764)
Income Taxes Receivable	246,318	370,771
Inventories	(2,865,170)	(344,231)
Prepaid Expenses and Deposits	158,848	(143,171)
Accounts Payable	1,652,600	301,957
Accrued Payroll and Commissions	1,005,098	(589,678)
Other Accrued Liabilities	(5,581)	298,935

Net Cash Used in Operating Activities	(126,859)	(12,869)

Cash Flows from Investing Activities:
Acquisition of Equipment	(889,445)	(989,616)

Cash Flows from Financing Activities:
Net Change in Line of Credit	549,512	1,104,356
Proceeds From Notes Payable	788,944	—
Payments on Notes and Capital Lease Payable	(668,978)	(616,400)
Issuance of Stock	21,750	300,840
Checks in Excess of Bank Balance	738,103	650,000

Net Cash Provided by Financing Activities	1,429,331	1,438,796

Effect of Exchange Rate Changes on Cash	(558)	(7,162)

Net Increase in Cash and Cash Equivalents	412,469	429,149

Cash and Cash Equivalents - Beginning	101,179	448,751

Cash and Cash Equivalents - Ending	$513,648	$877,900

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$350,417	$279,638
Cash paid during the period for income taxes	186	32,000

Supplemental schedule of noncash financing activity:
Common Stock Issued in Payment of Notes Payable	$600,000	$600,000

See Accompanying Condensed Notes to Consolidated Financial Statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Reclassification

Certain expenses on the consolidated statements of income for the three and nine-month periods ended September 30, 2003 have been reclassified, with no effect on net income or earnings per common share amounts, to be consistent with the classifications adopted for the three and nine-month periods ended September 30, 2004 (see December 31, 2003 consolidated financial statements for further discussion).

Stock Options

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation cost is recognized in the Company’s net income for options granted with exercise prices that are equal to the market values of the underlying common stock on the dates of grant.  Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company’s pro forma net income and net income per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income, as reported	$236,439	$440,679	$384,472	$788,990

Deduct: Total stock-based compensation expense, determined under fair value-based method for all awards, net of related tax effects	(25,934)	(9,851)	(77,803)	(29,554)

Pro forma net income	$210,505	$430,828	$306,669	$759,436

Earnings per common share:

Basic — as reported	$0.09	$0.18	$0.15	$0.32

Basic — pro forma	$0.08	$0.17	$0.12	$0.31

Diluted — as reported	$0.09	$0.17	$0.15	$0.31

Diluted — pro forma	$0.08	$0.17	$0.12	$0.30

There were no stock options granted during the three-month period ended September 30, 2004.  For the nine-month period ended September 30, 2004, there were 20,000 stock options granted.

NOTE 2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nortech Systems Incorporated (the “Company” or “Nortech”) and its wholly owned subsidiary, Manufacturing Assembly Solutions of Monterrey, Inc.  All significant intercompany accounts and transactions have been eliminated.

NOTE 3.  ACCOUNTING PRINCIPLES

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

NOTE 4.  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial statements that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  With regard to cash, the Company maintains its excess cash balances in checking accounts at three high-credit quality financial institutions.  The Company does not require collateral on its receivables.  Historically, the Company has not suffered significant losses with respect to trade accounts receivable.

One customer accounted for 13% and 23% of net sales for the third quarter of 2004 and 2003, respectively.  For the nine months ended September 30, 2004 and 2003, the customer accounted for 14% and 24% of net sales, respectively.

NOTE 5.  LONG TERM DEBT

As described in the December 31, 2003 consolidated financial statements, repayment of SAE Assembly, LLC (“SAE”) debt was made through semi-annual installments ending June 27, 2004.  Each installment on the note was satisfied with the issuance of 31,704 shares of Nortech stock.  The repayment stipulated that should the average market price of the stock fail to reach or exceed $7.00 during a four-week period of time during each semi-annual period, the Company would at SAE’s discretion repurchase such shares within 30 days at a price of $7.00.

The 31,704 shares required under the final installment were transferred to SAE on June 27, 2004, but were not considered outstanding at June 30, 2004 for purposes of calculating earnings per share, as the four-week period of time had not expired.  As of July 23, 2004, the stock did average above the $7.00 per common share level required and were reclassified from debt to equity.  Therefore, at September 30, 2004, the remaining balance of SAE debt of $300,000 has been satisfied and all shares are considered issued and outstanding.

All Wells Fargo Bank, N. A. (WFB) debt agreements contain certain requirements and covenants, regular reporting, dividend limitations, financial ratios and limits on the amount of annual capital expenditures. In July 2004, WFB waived its default rights with respect to the debt services ratio from 1.75 to 1.50 for the third quarter, amended the lending agreement regarding net income requirements for the third and fourth quarter of 2004 and increased the line of credit from $7 million to $8 million.  At September 30, 2004, $6.5 million was outstanding under the line of credit was and is reported as a current liability with a maturity date of June 30, 2005.

NOTE 6.  NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic Earnings Per Common Share
Net income, as reported	$236,439	$440,679	$384,472	$788,990

Weighted average common shares outstanding	2,573,135	2,477,574	2,554,466	2,469,318

Basis earnings per common share	$0.09	$0.18	$0.15	$0.32

Diluted Earnings Per Common Share
Net income, as reported	$236,439	$440,679	$384,472	$788,990

Weighted average common shares outstanding	2,573,135	2,477,574	2,554,466	2,469,318
Stock options	35,159	48,260	48,222	47,282
Weighted average common shares for diluted earnings per common share	2,608,294	2,525,834	2,602,688	2,516,600

Diluted earnings per common share	$0.09	$0.17	$0.15	$0.31

For the three and nine-month periods ended September 30, 2004, 33,111 and 42,037 shares, respectively, were excluded from the computation of diluted earnings per share as shares were antidilutive.  For the three and nine-month periods ended September 30, 2003, 3,759 and 12,954 shares were excluded from the computation of diluted earnings per share, as these shares were antidilutive.

NOTE 7.  FOREIGN CURRENCY TRANSLATION

Local currency is considered the functional currency for operations outside the United States.  Assets and liabilities are translated at year-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders’ equity.  Foreign exchange transaction gains and losses attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in Miscellaneous Income (Expense).  The Mexican peso is the only foreign currency being translated.

NOTE 8.  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income, as reported	$236,439	$440,679	$384,472	$788,990
Other Comprehensive Income (Loss):
Currency Translation Adjustment	(10,704)	—	(17,823)	(19,225)
Comprehensive Income	$225,735	$440,679	$366,649	$769,765

NOTE 9.  CONTINGENCIES

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no known legal proceedings or claims at this time.

NOTE 10.  LIQUIDITY

The Company has financed its liquidity needs over the past several years through revenue generated from operations and an operating line of credit through Wells Fargo Bank.  The Company currently has an $8 million line of credit arrangement with a maturity date of June 30, 2005. On September 30, 2004, the Company had an outstanding balance of $6.5 million and total unused availability of $1.5 million.  The Company expects to renew its line of credit in March of 2005. The Company believes that its future financial requirements can be met with funds generated from the operating activities and its operating line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Nortech Systems, Inc. is a full-service Electronic Manufacturing service (EMS) provider of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries. The Company reported record net sales of $19.2 million for the third quarter ended September 30, 2004, up 7 percent over the $18.0 million the Company reported in the second quarter and up 36 percent as compared to the $14.1 million the Company reported in the third quarter of 2003.  Income from operations totaled $541,576, an increase of 23 percent and higher than the $439,034 reported in the third quarter of 2003.  Net income totaled $236,439, or $0.09 per diluted common share, was below the $440,679 reported in the third quarter of 2003.  Net income for the third quarter of 2003 was impacted favorably by a lower than expected income tax expense as a result of a $213,000 R & D tax credit.

Comparing the third quarter of 2004 to the third quarter of 2003, the Company experienced an overall increase in net sales of $5.1 million.  This is primarily due to revenue growth across the company, especially in the Aerospace Systems and Industrial Electronics Assemblies products and services.  The Aerospace Systems division had a growth in sales of $2.2 million from the third quarter of 2003.  The Industrial Electronics Assemblies division showed sales growth of $1.1 million as a result of the greater demand for printed circuit board assemblies.  The Company continues to see sales materialize in the Wire and Cable facility located in Mexico as sales increased $1.0 million over the third quarter of 2003.

For the nine months ended September 30, 2004, Nortech Systems reported record net sales of $52.3 million, compared with $42.3 million for the same period in 2003, an increase of 24 percent.  Net income for the nine-month period was $384,472, compared with $788,990, or $0.31 per diluted common share, for the same period in 2003.  The nine months growth and profitability is in the face of continued competitive pricing pressures, freight surcharges related to higher fuel costs and copper prices which recently hit a 15-year high and are up 65 percent over the past 12 months. The Company remains focused on corporate supply-chain initiatives striving to reduce inventory and material costs, improve asset utilization and reduce the cash-to-cash cycle.

Sales for the nine-month period ended September 30, 2004 increased $10.0 million over the nine- month period ended September 30, 2003.  The increase was primarily due to revenue growth in our Industrial Electronics Assemblies division showing an increase in sales of $3.3 million as a result of the greater demand for printed circuit board assemblies.  Sales in the Wire and Cable facility in Mexico grew $2.4 million over the third quarter of 2003 and our Aerospace Systems division had a growth in sales of $2.3 million.  The Intercon 1 products and services saw sales growth of $1.1 million.

(1.)          Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net Sales	100%	100%	100%	100%
Cost of Good Sold	87%	87%	88%	87%
Gross Profit	13%	13%	12%	13%

Selling Expenses	5%	4%	4%	5%
General and Administrative Expenses	5%	6%	6%	6%
Income from Operations	3%	3%	2%	2%

Other Expenses, Net	1%	0%	1%	0%
Income Tax Expense	1%	0%	0%	0%
Net Income	1%	3%	1%	2%

Net Sales:

The Company reported net sales of $19,189,852 and $14,060,224 for the three months ended September 30, 2004 and 2003, respectively, a 36% increase year over year. For the nine months ended September 30, 2004, the Company reported net sales of $52,264,134 compared to net sales of $42,317,494 as of September 30, 2003 for an increase of 24%.  The increase in net sales, for both the current quarter and year to date, is primarily due to increased sales by our Aerospace Systems, Industrial Electronic Assemblies and Intercon 1 products and services as well as new business being awarded to our Mexico operation.

Gross Profit:

The Company had gross profit of $2,568,674 or 13% compared to gross profit of $1,919,628 or 13% for the three months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004 the Company had gross profit of $6,182,867 or 12% compared to gross profit of $5,494,663 or 13% for September 30, 2003.  As of September 30, 2003, the reported gross profit for the three months and nine months ended was increased from previously reported amounts by $95,400 and $286,200, respectively, as a result of the reclassification of the non-compete agreement amortization expense from cost of goods sold to general and administrative expenses (see December 31, 2003 consolidated financial statements for further discussion).  The gross profit margins, for both the current quarter and year to date, are being impacted by continued market pressure from offshore competition, material price increases, component availability and the additional start-up costs with the Mexico operation.  Favorable product mix has helped offset some of the above market and cost pressures.

Selling Expense:

The Company had selling expenses of $1,038,061 or 5% of net sales compared to $609,834 or 4% of net sales for the three months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004, the Company had selling expense of $2,344,431 or 4% compared to selling expense of   $1,966,410 or 5% for September 30, 2003.  The Company has continued to invest in sales support, brand-building activities and infrastructure in order to maintain a high level of customer service and continue the revenue growth. This volume growth accounts for approximately 50% of the increased selling expense and the balance is accounted for in increased salaries and benefits related to the investment in the selling group’s infrastructure. Because of the significant sales increase in 2004, the nine months has seen leveraging in this area from 5% of net sales in 2003 to 4% in 2004.

General and Administrative Expense:

The Company’s general and administrative expenses were $989,037 or 5% of net sales and $870,760 or 6% of net sales for the three months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004 the Company had general and administrative expense of $2,902,942 or 6% compared to general and administrative expense of $2,529,018 or 6% for September 30, 2003.  As of September 30, 2003, the previously reported general and administrative expenses for the three months and nine months ended were increased by $95,400 and $286,200, respectively, as a result of the reclassification of the non-compete agreement amortization expense from cost of goods sold to general and administrative expenses (see December 31, 2003 consolidated financial statements for further discussion).  The overall dollar increase of general and administrative expenses for the nine months of 2004 is due to increases in the use of consulting and professional services, up 27%, higher medical expenses, up 26%, and infrastructure salary and benefits, up 40%.

Other Expense:

Other Expenses, Net were $166,137 for three months ended September 30, 2004 compared to $68,355 for the three months ended September 30, 2003.  For the nine months ended September 30, 2004, Other Expenses, Net were $321,022 compared to Other Expenses of $178,245 for September 30, 2003.  The increase in interest expense of $36,782 and $74,735 for the three months and nine months, respectively, is a result of higher debt levels over the past nine months in comparison to past periods.

Income Tax:

Income tax expense for the three months ended September 30, 2004 is $139,000 compared to an income tax benefit of $70,000 that resulted from a $213,000 R & D tax credit for the three months ended September 30, 2003.  Income tax expense for the nine months ended September 30, 2004 is $230,000 compared to $32,000 for the nine months ended September 30, 2003.  For the nine-month period ended September 30, 2003, the Company recorded $278,000 of R&D tax credits resulting from the tax years 1999, 2000 and 2001.  The effective tax rate for 2004 is expected to approximate 37%.

Backlog:

The Company’s 90-day order backlog was approximately $14,200,000 as of September 30, 2004, compared with approximately $12,200,000 at the beginning of the quarter.  Based on the current conditions, the Company anticipates revenue levels in the fourth quarter of 2004 to be similar to the third quarter of 2004.

(2.)          Liquidity and Capital Resources

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

As of September 30, 2004, the Company’s line of credit is classified as a current liability based on the maturity date of June 30, 2005.  At December 31, 2003, 2002 and 2001, the line of credit was classified as a long-term liability since maturity dates extended beyond one year.  Therefore, in order to present the following ratios as comparable to the prior periods, the line of credit at December 31, 2003, 2002 and 2001 has been included in the current liabilities to compute the ratios below.   This

classification differs from that reported in the Company’s annual filings with the SEC in order to make the comparisons below more meaningful.

	September 30, 2004	December 31, 2003*	December 31, 2002*	December 31, 2001*

Current Ratio (Current Assets / Current Liabilities)	1.68	1.80	1.80	1.67
Working Capital (Current Assets - Current Liabilities)	$11,685,568	$10,816,072	$9,843,203	$9,429,646
Quick Ratio (Cash + Accounts Receivable / Current Liabilities)	0.75	0.81	0.65	0.66
Accounts Receivable to Working Capital (Average Accounts Receivable/ Working Capital)	1.05	0.85	0.85	0.94
Inventory to Working Capital (Average Inventory/ Working Capital)	1.24	1.11	1.26	1.28

* Line of credit debt reclassified to current liabilities as noted in above comments.

The Company’s working capital increased to $11,685,568 at the close of third quarter 2004 from $10,816,072 on a pro-forma basis at December 31, 2003.  The revenue growth and the build up in receivables and inventory have impacted the ratios.  These ratios are expected to improve in the fourth quarter as inventory is projected to be lower at the end of the year.

Net cash used in operating activities for the nine months ended September 30, 2004 was $126,859 and consisted primarily of net income, adjusted for non-cash depreciation, offset by a net reduction in operating assets of $1,301,942.  The reduction in operating assets is primarily due to increases in accounts receivable and inventories that correspond with the growth in sales, offset in part by increases in accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2004 was $889,445 and related to the continued investment in equipment to support growth activities occurring within the Company.

Net cash provided by financing for the nine months ended September 30, 2004 was $1,429,331, consisting primarily of proceeds from the line of credit and notes payable, offset in part by payments made on notes payable and capital leases.

The Wells Fargo Bank line of credit arrangement, which increased to $8,000,000 on July 23, 2004, is the Company’s primary source of liquidity for general working capital needs.  The line of credit and other installment debt with Wells Fargo Bank, N.A. (WFB) contain certain covenants, which, among other things, will require the Company to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.

(3.) Critical Accounting Policies

The Company’s significant accounting policies and estimates are summarized in the footnotes to the annual consolidated financial statements.  Some of the most critical accounting policies and estimates that require management to exercise significant judgment are listed below.

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

Allowance for Uncollectible Accounts:

We evaluate our allowance for uncollectible accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility.  We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience.  We reserve accounts deemed to be uncollectible in the quarter in which we make the determination.  We maintain additional reserves based on our historical bad debt experience. We believe these values are estimates and may differ from actual results. We believe that, based on past history and credit policies, the net accounts receivable are of good quality.

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

Deferred Income Tax Valuation:

At September 30, 2004 and December 31, 2003, the Company has recorded U.S. deferred tax assets pertaining to the recognition of future deductible temporary differences.  The Company has not provided any valuation allowance with respect to these assets, as it believes their realization is “more likely than not.”  This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable, as well as various tax, business and other planning strategies available to the Company.  We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required.  The failure to utilize this asset would adversely affect our results of operations and financial position.

Long-Lived and Intangible Asset Impairment:

The Company evaluates long-lived assets and intangible assets with definite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances.  The evaluation is based on the Company’s projection of the undiscounted future operating cash flows of the underlying assets.  To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to its estimated fair value.

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

(4.) Forward-Looking Statements

Those statements in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements generally will be accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “possible,” “potential,” “predict,” “project,” or other similar words that convey the uncertainty of future events or outcomes.  Although Nortech Systems, Inc. believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate.  Forward-looking statements involve a number of risks and uncertainties.  Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•                  Volatility in the marketplace which may affect market supply and demand for the Company’s products;

•                  Increased competition;

•                  Changes in the reliability and efficiency of operating facilities or those of third parties;

•                  Risks related to availability of labor;

•                  Commodity and energy cost instability;

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

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company believes the deficiency, regarding the ability to forecast financial results accurately enough to determine expected compliance with debt covenants at future quarter ends, has been remedied by improving and expanding its monthly forecasting process put into place in the first week of June 2004.  At the August 13, 2004 discussion with the Chairman of the Company’s audit committee and management, KPMG stated that this deficiency did not in its view constitute a “material weakness” within the meaning of the standards established by the American Institute of Certified Public Accountants.

PART II

ITEM 1.    LEGAL PROCEEDINGS:

NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 6. EXHIBITS

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

Nortech Systems, Incorporated. And Subsidiary

Date: November 12, 2004	by	/s/ Michael J. Degen

Michael J. Degen

President and Chief

Executive Officer

Date: November 12, 2004	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer