Form 10-K
period 2004-12-31
NORTECH SYSTEMS INC
filed 2005-03-17
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $7.93 per share, was $9,983,965 on June 30, 2004.

Shares of common stock outstanding at March 8, 2005: 2,582,147.

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of the Annual Report on Form 10-K:

Parts of Annual Report on Form 10-K		Documents Incorporated by Reference
Part III
Item	10	Reference is made to the Registrant’s
	11	proxy statements to be used in connection
	12	with the 2004 Annual Shareholders’
	13	Meeting and filed with the Securities and Exchange Commission no later than April 30, 2005

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED
ANNUAL REPORT ON FORM 10K
TABLE OF CONTENTS

NORTECH SYSTEMS INCORPORATED
FORM 10-K
For the Year Ended December 31, 2004
PART I

ITEM 1.                BUSINESS

DESCRIPTION OF BUSINESS

Nortech Systems Incorporated and Subsidiary (the “Company”) is a Minnesota corporation organized in December 1990. Prior to December 1990, the Company operated as DSC Nortech, Inc., which filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code during 1990. The business and assets of DSC Nortech, Inc. were transferred to Nortech Systems Incorporated during 1990.

The Company files annual reports, quarterly reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 340 Fifth Street N.W., Washington, D.C. 20549. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http:\\www.sec.gov.

The Company makes available free of charge through its Internet website (http:\\nortechsys.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Press Releases, and Current Reports on Form 8-K.

GENERAL

The Company’s headquarters are in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. The Company maintains manufacturing facilities in Minnesota including Bemidji, Fairmont, Baxter, and Merrifield as well as Augusta, Wisconsin, and Monterrey, Mexico. The Company manufactures wire harnesses, cables, electronic sub-assemblies and components, and printed circuit board assemblies. The Company provides a full “turnkey” contract manufacturing service to its customers. A majority of revenue is derived from products that are built to the customer’s design specifications.

The Company provides a high degree of manufacturing sophistication using statistical process controls to insure product quality, state-of-the-art materials management techniques, allowing just-in-time (JIT) delivery of products, and the systems necessary to effectively manage the business. This level of sophistication enables the Company to attract major original equipment manufacturers (OEM).

The strategy of the Company is to expand and diversify its customer base. The Company has added several new customers from various industries, some of which produce medical products, computers for business systems, products in the automotive and defense industries and industrial products. The Company’s strategy is to develop a customer base spanning several industry segments to avoid the effects of fluctuations within a given industry. Some of the Company’s major customers are G.E. Medical Systems, Raytheon, SPX Corporation, Kodak, Thermo King, Polaris, Cubic, Comtech Mobile, Restaurant Technology Inc., Allen-Bradley, Semitool, Silicon Graphics, Graco, Nilfisk, Medical Reseach Labs, Northrop Grumman and United Defense.

The Company believes the current trend for contract manufacturing to grow and expand in the United States and overseas will continue because contract manufacturing provides OEMs with a quality product at a price well below what is in their own facilities. This is due primarily to the specialization available through the contract manufacturer with significantly lower overhead costs and ability to solve logistical problems with offshore manufacturing.

ACQUISITIONS

On June 23, 2004, the Company acquired all of the business assets of Zachariah and Lundbergh, Inc. (Z&L) for $250,000 with the assets being added to the consolidated financial statements in the second quarter and revenues of approximately $130,000 reported since the acquisition. This acquisition of assets allows for further expansion of the Company’s InterconOne brand of specialty cable and power supplies for use in industrial and medical grade video cameras and ancillary equipment.

In June 2002, the Company acquired 100 percent of the outstanding common shares of Manufacturing Assembly Solutions of Monterrey, Inc. (MAS), a Mexican corporation, located in Monterrey, Mexico. The results of operations since this acquisition have been included in the consolidated financial statements. The primary reason for the acquisition was to enhance the Company’s manufacturing capabilities in a low cost country. See Note 10 to the consolidated financial statements for more detail on this acquisition.

BUSINESS SEGMENTS

At December 31, 1998, the Company had reported segment information of its then three identifiable segments: Contract Manufacturing, Display Products and Medical Management. However, on June 30, 1999, the Company formally adopted a plan to dispose of two of the segments including Display Products and Medical Management. During 2002, Display Products and Medical Management segments were sold. Thus, at December 31, 2003 and 2004, the Company’s continuing operations fall within the Contract Manufacturing segment.

BUSINESS STRATEGY

The Company believes the electronic manufacturing sub-contracting business is emerging from a small job shop oriented business into a dynamic, high technology global electronics and wire/harness industry. The Company operates mainly in the wire harness and cable assemblies, and printed circuit board assemblies markets, and intends to expand from this market segment into complete electromechanical assemblies. Many companies no longer perform this type of work on a captive, in-house basis, as they are finding that independent subcontractors can more cost effectively perform this specialized work. Nortech’s goal is to help its clients become more competitive through help in design, rapid prototyping, and provides a full-service manufacturing solution in the small to mid-size market needs. The Company is also continuing to expand their international operations and partnerships to provide lower cost alternatives as a competitive edge and meet their customer demands in this area.

In accordance with the Company’s total commitment to quality, a quality system based on the ISO 9000 standards has been adopted and implemented Company-wide. Certification to the ISO standard began in 1995 at the Bemidji, MN facility and has continued to the point at which all five domestic facilities have now been certified to the latest version of the ISO 9001 standard. The newest facility, Manufacturing Assembly Solutions of Monterrey, Inc. in Mexico, passed certification in October 2003. Currently all Company operating facilities are under ISO 9001:2000. The Company believes these certifications benefit its current customer base as well as attract new business opportunities.

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

MARKETING

The Company concentrates its marketing activities in the medical, industrial, automotive and military manufacturing industries. The emphasis continues to be on mature companies, which require a contract manufacturer with a high degree of manufacturing and quality sophistication, including statistical process control (SPC), statistical quality control (SQC), International Standards Organization (ISO) and Aerospace Systems 9100 (AS). The Company has initiated efforts to expand its markets beyond the Upper Midwest area. New market opportunities are being pursued in Mexico, Asia and Europe, as well as increased participation in industry publications and selected trade shows. The Company markets its products and services through internal sales people and manufacturers’ representatives. The Company’s marketing strategy emphasizes the sophistication of its manufacturing services. The basic systems, procedures, and disciplines normally associated with a mature corporate environment are in place. The Company’s employees are well trained in SPC and SQC. Nortech is launching a new branding effort in 2005 to better reflect the value-added solutions that it offers to the marketplace. The new theme, “The Connection Has Been Made,” reflects the fact that Nortech is a one-stop solution that can handle their customers’ current and future needs as they grow.

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

COMPETITION

The contract manufacturing industry is characterized by competition among a variety of sources, including small closely held companies, larger full-service manufacturers, company-owned facilities and foreign manufacturers. The Company does not believe that the small closely held operations pose significant competitive threat, as they generally do not appear to have the manufacturing capabilities required by target customers of the Company. The Company believes that foreign manufacturers do provide a substantial competitive threat as shown by the commoditization of PC/printer cable and “bargain basement” prices. Many OEM’s have moved their manufacturing to foreign soil and in doing so have minimized freight costs to ship to their foreign locations. Technical support from foreign competition has improved greatly along with their ability to be more responsive to engineering and schedule changes. The willingness of foreign manufacturers to “stock” finished product at warehouse locations in the United States is another competitive advantage. To mitigate foreign competition, the Company maintains a contractual agreement that allows its products to be manufactured in China. The Company also acquired a Mexican manufacturing facility in 2002, thereby making itself competitive with other foreign low cost providers.

The Company will pursue acquisitions, mergers, or joint ventures of manufacturing companies in low cost countries and as opportunities come available in the United States, to retain and grow its customer/revenue base and support its strategic vision to be a competitive world class Electronic Manufacturing Services provider.

BACKLOG

Historically, the Company’s backlog has been running 60 to 90 days. However, because of the increased emphasis on just in time manufacturing (JIT), many of the Company’s major customers are now looking to take advantage of the Company’s ability to service them adequately under the JIT concept. Additionally, because of the Company’s quality history with customers, many products now go directly from the Company’s shipping dock to the customer’s production line.

The Company’s 90-day order backlog was approximately $14.5 million on December 31, 2004 compared to approximately $11.2 million on December 31, 2003. The Company expects a major portion of the backlog will be realized as revenue during first quarter 2005. The Company’s backlog is impacted by pending large orders as well as varying customer delivery requirements. Therefore, backlog at one point in time may not be indicative of future results.

MAJOR CUSTOMERS

The Company sells its products to companies in the computer, medical, governmental and various other industries. Historically, the Company has not experienced significant losses on customer receivable collections in any particular industry or geographic area.

One customer, G.E. Medical, accounted for 15%, 23% and 31% of sales for the years ended December 31, 2004, 2003 and 2002, respectively. This decline of G.E. Medical revenue has been offset by increased business with existing and new customers.

RESEARCH AND DEVELOPMENT

The Company expended no dollars in 2004, 2003 or 2002 on Company-sponsored product research and development. However, the Company performs research and development for customers on an as requested basis for development of conceptual engineering and design activities prior to manufacturing the products.

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

EMPLOYEES

The Company has 663 full-time, 117 part-time and 145 temporary employees as of December 31, 2004. Manufacturing personnel, including direct, indirect support and sales functions, comprise 878 employees, while general administrative employees total 47.

FOREIGN OPERATIONS AND EXPORT SALES

The Company has a leased manufacturing facility in Monterrey, Mexico with approximately $1.2 million in long-term assets. Export sales represent 5%, 2% and 1% of consolidated sales for the years ended December 31, 2004, 2003 and 2002, respectively.

ITEM 2.                PROPERTIES

ADMINISTRATION

The Company’s Corporate Headquarters consist of approximately 3,648 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota. The Corporate Headquarters has a lease with a five-year term that expires on July 31, 2005. A portion of the Bemidji facility is used for corporate financial and information technology functions and services.

MANUFACTURING FACILITIES

The Company owns its Bemidji, Minnesota facility consisting of eight acres of land and 60,000 square feet of office and manufacturing space.

The Company owns its Augusta, Wisconsin cable & wire facility consisting of five acres of land and 20,000 square feet of office and manufacturing space, which the Company exercised its option to purchase in December 2003.

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

The Company leases two 7,500 square foot buildings in Baxter, Minnesota for electronic board repair for medical equipment. The leases are scheduled to expire on June 30, 2006 and January 31, 2007.

The Company leases a 15,000 square foot building in its Monterrey, Mexico location for office and manufacturing space. The lease expires in June 2007, and the Company plans on exercising the additional three-year option at that time.

The Company believes that each of these locations is adequate and that space is available if needed in the foreseeable future for their manufacturing needs. The Company’s facilities are highly suitable for the purposes for which they were designed.

ITEM 3.                LEGAL PROCEEDINGS

From time to time, the Company is involved in ordinary, routine or regulatory legal proceedings incidental to the business. When a loss is deemed probable and reasonably estimable an amount is recorded in our financial statements. As of March 8, 2005, we were not a party to any material legal proceeding.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 14, 2005, there were approximately 882 shareholders of record. The Company’s stock is listed on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) Small Cap Market under the symbol “NSYS”. The Company intends to invest its profits into the growth of the Company and, therefore, does not plan to pay out dividends to shareholders in the foreseeable future. Stock price comparisons follow.

Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High
March 31, 2004	$6.33	$9.13
June 30, 2004	$6.55	$8.21
September 30, 2004	$4.83	$7.93
December 31, 2004	$5.00	$6.53
March 31, 2003	$6.72	$7.75
June 30, 2003	$5.25	$7.10
September 30, 2003	$6.19	$7.40
December 31, 2003	$6.69	$8.49

EQUITY COMPENSATION PLAN INFORMATION

Certain information with respect to the Company’s equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected historical financial data set forth below have been derived from, and are qualified by reference to the audited Consolidated Financial Statements of Nortech Systems Incorporated and Subsidiary as of December 31, 2004 and 2003 and for each of the three years ended December 31, 2004, 2003 and 2002. The audited consolidated financial statements of Nortech Systems Incorporated and Subsidiary referred to above are included elsewhere herein. The selected historical financial data set forth below as of December 31, 2002, 2001 and 2000 and for each of the years ended December 31, 2001 and 2000 have been derived from the audited consolidated financial statements of Nortech Systems Incorporated and Subsidiary not included herein. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes thereto of Nortech Systems Incorporated and Subsidiary included elsewhere herein.

Year ended December 31:

	2004	2003	2002	2001	2000
Net Sales	$72,674,159	57,958,698	$60,655,579	$58,460,589	$54,775,279
Gross Profit	8,538,973	6,494,976	10,519,536	10,446,345	10,355,945
Net Income From Continuing Operations	587,329	633,448	2,403,112	2,102,863	2,043,573
Basic Earnings From Continuing Operations Per Share of Common Stock	.23	.26	1.00	.89	.86
Diluted Earnings From Continuing Operations Per Share of Common Stock	.23	.25	.95	.86	.83
At December 31:
Total Assets	36,881,608	31,580,790	29,602,400	29,507,538	28,652,949
Working Capital	*11,749,991	16,723,263	14,266,058	14,459,344	9,633,539
Total Long-Term Debt	*3,399,210	9,643,336	8,580,944	9,791,722	7,665,536
Shareholders’ Equity	15,516,581	14,321,280	13,090,130	10,571,793	8,447,566

*                    In 2004, the revolving line of credit, with outstanding borrowings of $7,523,058, has been classified in current maturities. In the previous years these amounts have been reflected as long-term.

For additional financial data (2004 and 2003 by quarter information), see Note 13 of the Consolidated Financial Statements.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements generally will be accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “possible,” “potential,” “predict,” “project,” or other similar words that convey the uncertainty of future events or outcomes. Although Nortech Systems Incorporated believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•       Volatility in the marketplace which may affect market supply and demand of the Company’s products;

•       Increased competition;

•       Changes in the reliability and efficiency of the Company’s operating facilities or those of third parties;

•       Risks related to availability of labor;

•       Increase in certain raw material costs such as cooper

•       Commodity and Energy cost instability

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

OVERVIEW

Nortech Systems, Inc., based in Wayzata, Minnesota, is a full-service electronics manufacturing services (EMS) provider of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries. Markets served include medical, automotive, defense, computer, peripheral, commercial, telecom, government and consumer. In Minnesota, Nortech Systems has facilities in Baxter, Bemidji, Fairmont and Merrifield. The Company also has facilities in Augusta, Wisconsin, and Monterrey, Mexico.

A majority of revenue is derived from products that are built to the customer’s design specifications. The Company believes it provides a high degree of manufacturing sophistication. The strategy of the Company has been to expand and diversify its customer base. The Company believes the electronic manufacturing sub-contracting business is emerging from a small job shop oriented business into a dynamic, high technology global electronics industry

During 2004, Nortech continued their supply chain initiatives designed to reduce costs, improve asset utilization and increase responsiveness to customers. Moving forward, Nortech Systems has begun to expand its sales and marketing approach to target greater value-added opportunities that exploit broader, corporate-wide capabilities. The Company’s market strength is low-volume, high-mix production, particularly with complex products. The 2002 investment in the Mexico operation allows for expansion into med-volume, med-mix and lower cost production and the partnership in China meets our high-volume, low mix and lower cost customer requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies and estimates are summarized in the footnotes to the annual consolidated financial statements. Some of the accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, known trends in the industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies that require significant judgment are as follows:

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

Allowance for Uncollectible Accounts:

Management analyzes accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for uncollectible accounts. The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. The Company has not experienced significant bad debts expense and the reserve for uncollectible accounts of $280,000 is considered adequate for any exposure to loss in the December 31, 2004 accounts receivable.

Inventory Reserves:

Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. The Company has an evaluation process that is used to assess the value of the inventory that is slow moving, excess or obsolete and is reviewed on a quarterly basis. Management believes the total reserve of $1.2 million at December 31, 2004 is adequate.

Long-Lived and Intangible Asset Impairment:

The Company evaluates long-lived assets and intangible assets with finite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on the Company’s projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to equal estimated fair value.

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

Income taxes:

Management’s estimate of the tax rates utilized in the calculation of the deferred tax balances is based on historical taxable income and expected future taxable income and corresponding rates. Further, management’s consideration of a valuation allowance for deferred tax assets is based upon estimates of taxable income in future periods and future realizability of these assets.

Self-Insured Health Claim Accruals:

Management estimates its reserve for employee health claims based on health claims incurred, historical lag times and an analysis of claims activity during the period, while taking into consideration insurance limits and coverage. Management believes the total accrual of $250,000 at December 31, 2004 is adequate.

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

No matters have come to Management’s attention since December 31, 2004 that would cause the estimates included in the consolidated financial statements to change materially.

OPERATING RESULTS

The following table presents statement of operations data as percentages of total revenues for the indicated year-end:

	2004	2003	2002
Net Sales	100%	100%	100%
Cost of Goods Sold	88%	89%	83%
Gross Profit	12%	11%	17%
Selling Expenses	4%	4%	4%
General and Administrative Expenses	6%	6%	6%
Income from Operations	2%	1%	7%
Other Expenses, Net	1%	0%	1%
Income Tax Expense	0%	0%	2%
Net Income	1%	1%	4%

Revenues:

For the years ended December 31, 2004 and 2003, the Company had sales of $72.7 million and $58.0 million, respectively, an increase of $14.7 million or 25.4%. The Aerospace and Defense business lead the strong revenue growth in 2004 and accounts for 37% of the overall increase, followed by increased revenue in circuit board assembly services accounting for 27% of the growth and the international cable and wire operations accounting for 22% of the overall increase. For the year ended December 31, 2002 the Company had sales of $60.7 million. The approximate 4.4% decrease in 2003 sales was attributable primarily to the general effects of the slow economy, customers adjusting their inventory levels, a shift in revenue mix to the lower margin product and customers demanding reduced pricing. The Company expects revenue growth to be in the 8-10% range for the year 2005. The Company’s emphasis and focus continues to be mature companies seeking total solution contract manufacturers with a high degree of manufacturing and quality sophistication.

Gross Profit:

For the years ended December 31, 2004 and 2003, the Company had gross profit of $8.5 million and $6.5 million respectively. Gross profits as a percentage of gross sales were 11.8% and 11.2%, for the years ended December 31, 2004 and 2003, respectively.

The 2004 gross profit improvement came from a favorable mix of primarily Aerospace and Defense business accounting for $.8 million of the increase in gross profit dollars and increased volume accounting for $1.6 million in additional gross profit dollars. The favorable mix helped offset energy (Oil & Gas) and commodity (Copper) cost pressures throughout all of 2004, which accounted for $.4 million in cost offsets. The cable and wire business continues to face strong competitive pressures from outsourcing to lower cost producing countries.

The gross profit percentage decline in 2003 to 11.2% from 17.3% in 2002 was due primarily to the shortfall in expected manufacturing volume along with additional start up costs related to our Mexico facility. These factors accounted for 5% of the overall decline with the remaining decrease coming from higher than planned health care cost in our self-insured plan.

Selling:

Selling expenses were $3.2 million (4.3% of total revenues), $2.4 million (4.1% of total revenues), and $2.5 million (4.1% of total revenues) for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in selling expenses in 2004 was a result of increased commissions associated with the increase in revenue growth and investments made in branding and selling infrastructure.

General and Administrative:

For the years ended December 31, 2004, 2003 and 2002, general and administrative expenses were $4.1 million, $3.3 million and $3.8 million, respectively.

The increased G&A expenses related to investments made in infrastructure of $.4 million, incentive compensation of $.5 million and a reduction of other expenses of $.1 million. The reduction in expenses from 2002 to 2003 reflected cost cutting measures taken and reduced administrative incentive expenses.

Other Income (Expense):

Interest income for the years ended December 31, 2004, 2003 and 2002 was approximately $2,000, $25,000, and $5,000, respectively. Miscellaneous income (loss) was $16,000, $86,000 and ($18,000) for the years ended December 31, 2004, 2003 and 2002, respectively. Miscellaneous income results primarily from charges for miscellaneous services that vary by year. In 2003 the Company had income from sales commissions for product sold in China by one of our vendors.

Interest expense was approximately $490,000, $386,000, and $432,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, the combination of increased line of credit and working capital borrowings to support the revenue growth and a steady increase in interest rates throughout the year accounted for the increased interest expense. 2003 saw favorable interest rates throughout the year and lower working capital requirements that kept interest expenses below 2002 amounts.

Income Taxes:

Income tax expense (benefit) amounted to $268,000, ($123,000), and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004 the income tax rate was 31% and was impacted favorably by 2004 R & D tax credits of $129,000. During 2003, the Company recorded $246,000 of net benefit for a refund claim relating to federal and state research and development tax credits for tax years 1999, 2000 and 2001. A reconciliation of income tax expense (benefit) for the years ending December 31, 2004, 2003 and 2002 is included in Note 6 to the consolidated financial statements.

Net Income:

The Company’s net income in 2004 was $587,329 or $0.23 per diluted common share compared to $633,448, or $0.25 per diluted common share in 2003. The Company’s 2002 net income was $2,403,112, or $0.95 per diluted common share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards using the fair value method. The effective date of this standard is interim and annual periods beginning after June 15, 2005. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Although management has not fully analyzed the effect this new statement will have on the consolidated financial statements in the future, the pro forma net income effect of using a fair value method for the past three fiscal years is presented in Note 1 to the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by the SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges. This Statement requires the allocation of fixed production overhead to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS No. 151 will have a material effect on the Company’s financial position or results of operations.

FINANCIAL CONDITION AND LIQUIDITY

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to our readers.

	December 31, 2004	December 31, 2003	December 31, 2002
Current Ratio	1.65	3.20	2.80
(Current Assets / Current Liabilities)
Working Capital	$11,749,991	$16,723,263	$14,266,058
(Current Assets—Current Liabilities)
Quick Ratio	.77	1.44	1.02
(Cash + Accounts Receivable / Current Liabilities)
Accounts Receivable to Working Capital	1.03	0.55	0.59
(Average Accounts Receivable / Working Capital)
Inventory to Working Capital	1.10	0.72	0.87
(Average Inventory / Working Capital)

	December 31, 2004	December 31, 2003	December 31, 2002
Cash flows provided by (used in):
Operating Activities	$(324,130)	$(288,460)	$2,880,099
Investing Activities	(1,420,126)	(1,412,069)	(1,729,040)
Financing Activities	2,204,451	1,355,538	(884,038)
Effect of exchange rate changes on cash	(5,591)	(2,581)	—
Net increase (decrease) in cash and cash equivalents	$454,604	$(347,572)	$267,021

Overall, the changes in the above liquidity ratios for 2004 relate primarily to the change in the classification of the Company’s operating line of credit from long-term to current as of December 31, 2004. This line of credit had an original maturity date of June 30, 2005, however, on March 4, 2005 the Company reached an agreement with Wells Fargo Bank (WFB) for a renewal and extension of the revolving line of credit.

In addition to the extension of the maturity date, the financial covenants were modified and include minimum working capital, tangible net worth and net income requirements, along with certain other ratios. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of the Company’s assets. This commitment is summarized as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at December 31, 2004	Date of Expiration
Line of credit	$8,000,000	$7,523,058	January 31, 2007

As of December 31, 2004, the Company’s cash and cash equivalent balances totaled $555,783.

On December 31, 2004, the Company had working capital of approximately $11.7 million. During 2004, the Company used approximately $324,000 of cash flow for operating activities. This use of cash was primarily attributable to the increases in accounts receivable and inventory levels. These increases were significantly greater than increases in accounts payable and pre-depreciation income as a result of the increase sales volume and backlog. The Company’s net investing activities decreased cash by $1.4 million, resulting from capital asset acquisitions. The Company’s available line of credit was used to fund the capital acquisitions, which was the primary cause for the increase in the net financing activities of $2.2 million.

The Company’s liquidity and capital resources are strong, and the Company believes that its future financial requirements can be met with funds generated from the operating activities and its recently renewed operating line of credit.

Set forth below is information about the Company’s long-term contractual obligations outstanding as of December 31, 2004. It brings together data for easy reference from the consolidated balance sheet and from individual notes to the consolidated financial statements. This information is important in understanding the financial position of the Company.

	Payments Due by Period
	Less than 1 Yr	2 - 3 Yrs	4 - 5 Yrs
Long-Term Debt	$997,815	3,378,294	20,916
Operating Leases	273,372	308,651	60,708
Total Contractual Obligations	$1,271,187	$3,686,945	$81,624

ITEM 7a.         QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in an instrument’s value caused, for example, by fluctuations in interest and currency exchange rates. The Company’s primary market risk exposures are interest rate and unfavorable movements in exchange rates between the U.S. dollar and the Mexican peso. Monitoring and managing these risks is a continual process carried out by senior management. Market risk is managed based on an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company’s financial advisors, both internal and external, provide ongoing advice regarding trends that affect management’s assessment.

Exchange Rate Sensitivity:

The Company conducts operations in Mexico. Accordingly, exposure exists to potentially adverse movements in foreign currency rates. The Company does not use foreign exchange forward contracts to hedge the risk of change in foreign currency exchange rates. The Company’s consolidated financial statements are denominated in U.S. dollars and accordingly, changes in the exchange rates between the Mexico subsidiary’s local currency and the U.S. dollar will affect the translation of the subsidiary’s financial results into U.S. dollars for the purposes of reporting the consolidated financial results. The Company does not hedge these matters because cash flows from international operations are generally re-invested locally. It is estimated that a 10% change in foreign exchange rates would not have a material impact on earnings.

Interest Rate Sensitivity:

The effective interest rate on the Company’s credit facilities are influenced by the actions of the Federal Reserve in establishing from time to time the Federal Funds Interest Rate which is the rate banks borrow from the Federal Reserve Bank. During 2003 and 2002, the Federal Reserve implemented a number of reductions in the Federal Funds Interest Rate in an effort to stimulate the U.S. economy. As a result the effective interest rate that the Company paid on its borrowings under the facilities declined, leading to a corresponding reduction in interest expense. However, in the latter half of 2004 the Federal Reserve increased the Federal Funds Interest Rate, causing the effective interest rate on the Company’s facilities to increase. Based on the balance outstanding under our interest-bearing facilities at year-end, a percentage point change in the effective interest rate would have changed interest expense by approximately $100,000.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
TABLE OF CONTENTS
DECEMBER 31, 2004, 2003, and 2002

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(The remainder of this page was intentionally left blank.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Nortech Systems Incorporated and Subsidiary
Wayzata, Minnesota

We have audited the consolidated balance sheet of Nortech Systems Incorporated and Subsidiary as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Minneapolis, Minnesota

February 18, 2005, except Note 4, as to
which the date is March 4, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Nortech Systems Incorporated:

We have audited the accompanying consolidated balance sheet of Nortech Systems Incorporated and subsidiary (the Company) as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Minneapolis, Minnesota
February 13, 2004, except as to note 4 which is as of March 9, 2004

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$555,783	$101,179
Accounts Receivable, Less Allowance for Uncollectible Accounts	13,355,730	10,835,696
Inventories	14,235,716	11,594,557
Prepaid Expenses	399,210	423,371
Income Taxes Receivable	351,369	419,634
Deferred Tax Assets	818,000	965,000
Total Current Assets	29,715,808	24,339,437
PROPERTY AND EQUIPMENT
Land	151,800	151,800
Building and Leasehold Improvements	4,720,518	4,768,813
Manufacturing Equipment	7,222,437	6,557,159
Office and Other Equipment	3,010,793	2,803,819
Total Property and Equipment	15,105,548	14,281,591
Accumulated Depreciation	(8,681,033)	(8,191,274)
Net Property and Equipment	6,424,515	6,090,317
OTHER ASSETS
Non-Compete, Net of Accumulated Amortization	603,267	953,984
Goodwill	75,006	75,006
Deferred Tax Assets	52,000	71,000
Other Assets	11,012	51,046
Total Other Assets	741,285	1,151,036
Total Assets	$36,881,608	$31,580,790
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank Note Payable	$7,523,058	$—
Current Maturities of Notes Payable	997,815	1,360,935
Checks Written in Excess of Bank Balance	950,000	250,000
Accounts Payable	5,602,913	4,068,148
Accrued Payroll and Commissions	2,375,939	1,281,319
Accrued Health and Dental Claims	250,330	217,514
Other Accrued Liabilities	265,762	438,258
Total Current Liabilities	17,965,817	7,616,174
LONG-TERM LIABILITIES
Bank Note Payable	—	5,907,191
Notes Payable (Net of Current Maturities)	3,399,210	3,736,145
Total Liabilities	21,365,027	17,259,510
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock—$0.01 par value; 9,000,000 Shares Authorized; 2,582,147 Shares Issued and Outstanding at December 31, 2004; 2,512,687 Shares Issued and Outstanding at December 31, 2003	25,821	25,127
Additional Paid-In Capital	14,118,658	13,497,339
Accumulated Other Comprehensive Loss	(40,729)	(26,688)
Retained Earnings	1,162,831	575,502
Total Shareholders’ Equity	15,516,581	14,321,280
Total Liabilities and Shareholders’ Equity	$36,881,608	$31,580,790

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
Net Sales	$72,674,159	$57,958,698	$60,655,579
Cost of Goods Sold	64,135,186	51,463,722	50,136,043
Gross Profit	8,538,973	6,494,976	10,519,536
Operating Expenses:
Selling Expenses	3,157,212	2,377,311	2,466,460
General and Administrative Expenses	4,054,326	3,332,474	3,835,885
Total Operating Expenses	7,211,538	5,709,785	6,302,345
Income From Operations	1,327,435	785,191	4,217,191
Other Income (Expense)
Interest Income	2,120	24,624	5,231
Miscellaneous Income (Expense)	15,839	86,386	(17,660)
Interest Expense	(490,065)	(385,753)	(431,650)
Total Other Expense	(472,106)	(274,743)	(444,079)
Income Before Income Taxes	855,329	510,448	3,773,112
Income Tax Expense (Benefit)	268,000	(123,000)	1,370,000
Net Income	$587,329	$633,448	$2,403,112
Earnings Per Common Share:
Basic	$0.23	$0.26	$1.00
Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,561,419	2,478,921	2,410,890
Diluted	$0.23	$0.25	$0.95
Average Number of Common Share Outstanding Plus Dilutive Common Stock Options	2,604,411	2,528,810	2,517,482

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

					Retained
			Additional	Accumulated	Earnings	Total
	Preferred	Common	Paid-In	Other Comprehensive	(Accumulated	Shareholders’
	Stock	Stock	Capital	Loss	Deficit)	Equity
BALANCE DECEMBER 31, 2001	$250,000	$23,612	$12,179,399	$—	$(1,881,218)	$10,571,793
2002 Net Income	—	—	—	—	2,403,112	2,403,112
Issuance of Stock	—	1,592	694,258	—	—	695,850
Repurchase of Stock	—	(785)	—	—	(579,840)	(580,625)
BALANCE DECEMBER 31, 2002	250,000	24,419	12,873,657	—	(57,946)	13,090,130
2003 Net Income	—	—	—	—	633,448	633,448
Issuance of Stock	—	708	623,682	—	—	624,390
Translation Loss	—	—	—	(26,688)	—	(26,688)
BALANCE DECEMBER 31, 2003	250,000	25,127	13,497,339	(26,688)	575,502	14,321,280
2004 Net Income	—	—	—	—	587,329	587,329
Issuance of Stock	—	694	621,319	—	—	622,013
Translation Loss	—	—	—	(14,041)	—	(14,041)
BALANCE DECEMBER 31, 2004	$250,000	$25,821	$14,118,658	$(40,729)	$1,162,831	$15,516,581

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$587,329	$633,448	$2,403,112
Adjustments to Reconcile Net Income to Net
Cash Provided (Used) By Operating Activities:
Debt Refinance Charges	—	—	58,000
Depreciation	1,112,210	1,259,175	1,189,699
Amortization	387,776	381,600	190,800
Deferred Taxes	166,000	(44,000)	439,000
Gain on Disposal of Assets	(17,169)	(1,491)	(942)
Other	18,786	(12,237)	—
Changes in Current Operating Items:
Accounts Receivable	(2,520,034)	(3,221,380)	1,573,155
Inventories	(2,641,159)	725,760	175,775
Prepaid Expenses and Other Assets	24,161	(93,642)	(62,824)
Income Taxes Receivable	68,265	64,337	(1,022,677)
Accounts Payable	1,534,765	770,370	(1,567,968)
Accrued Payroll and Commissions	1,094,620	(837,966)	(77,863)
Accrued Health and Dental Claims	32,816	(60,350)	(113,547)
Other Accrued Liabilities	(172,496)	147,916	(303,621)
Net Cash Provided (Used) by Operating Activities	(324,130)	(288,460)	2,880,099
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Discontinued Operations	—	—	2,000
Proceeds from Sale of Assets	31,802	8,450	400
Acquisition of Equipment and Leasehold Improvements	(1,451,928)	(1,420,519)	(1,081,440)
Acquisition of Subsidiary	—	—	(650,000)
Net Cash Used by Investing Activities	(1,420,126)	(1,412,069)	(1,729,040)
CASH FLOWS FROM FINANCING ACTIVITIES
Checks Written in Excess of Cash	700,000	(50,000)	300,000
Net Change in Line of Credit	1,615,867	1,484,336	(606,843)
Debt Refinance Charges	—	—	(58,000)
Proceeds from Notes Payable	788,944	674,248	4,879,017
Payments on Notes Payable	(922,373)	(777,436)	(5,513,437)
Issuance of Stock, Net of Repurchase of Stock	22,013	24,390	115,225
Net Cash Provided (Used) by Financing Activities	2,204,451	1,355,538	(884,038)
Effect of Exchange Rate Changes on Cash	(5,591)	(2,581)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	454,604	(347,572)	267,021
Cash and Cash Equivalents—Beginning of Year	101,179	448,751	181,730
CASH AND CASH EQUIVALENTS—END OF YEAR	$555,783	$101,179	$448,751

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002

NOTE 1       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Nortech Systems Incorporated (together with its wholly owned subsidiary, the “Company”) manufactures wire harnesses, cables and electromechanical assemblies, printed circuit boards and higher-level assemblies for a wide range of commercial and defense industries. The Company provides a full “turn-key” contract manufacturing service to its customers. All products are built to the customer’s design specifications. Products are sold to customers both domestically and internationally. The Company also provides repair service on circuit boards used in machines in the medical industry.

The Company’s manufacturing facilities are located in Bemidji, Fairmont, Merrifield and Baxter, Minnesota as well as Augusta, Wisconsin. During 2002 the Company acquired a business and its related manufacturing operations in Monterrey, Mexico, as described in Note 10.

A summary of the Company’s significant accounting policies follows:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expense during the reporting period. Significant items subject to estimates and assumptions include the valuation allowance for inventories and estimated future cash flows used in the impairment test of intangible assets. Actual results could differ from those estimates.

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

Accounts Receivable

The Company grants credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for uncollectible accounts. The allowance for uncollectible accounts was $280,000 and $372,000 at December 31, 2004 and 2003, respectively. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts. The Company does not accrue interest on past due accounts receivable.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003, AND 2002

NOTE 1    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (based on the lower of replacement cost or net realizable value). Costs include material, labor, and overhead required in the warehousing and production of the Company’s products. Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. Inventory is shown net of reserve for excess and obsolete inventory as follows:

	2004	2003
Raw Materials	$10,662,571	$9,843,268
Work in Process	2,418,850	1,591,389
Finished Goods	2,373,495	1,479,150
Reserves	(1,219,200)	(1,319,250)
Total	$14,235,716	$11,594,557

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized, while maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Leasehold improvements are depreciated over the shorter of the estimated use life or the remaining lease term. All other property and equipment are depreciated by the straight-line method of depreciation over their estimated useful lives.

Buildings	39 Years
Leasehold Improvements	3-7 Years
Manufacturing Equipment	5-7 Years
Office and Other Equipment	3-7 Years

Depreciation expense was $1,109,235, $1,260,175 and $1,182,227, for the three years ended December 31, 2004, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards Board No. (“SFAS”) 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain indefinite-lived assets not be amortized but evaluated annually for impairment. Finite life intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to seven years. See Note 10 for more detail on the Company’s intangible assets.

The Company evaluates long-lived assets and intangible assets with finite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on the Company’s projection

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003, AND 2002

NOTE 1                    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to equal estimated fair value.

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

Preferred Stock

Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2004, 2003, and 2002.

Revenue Recognition

The Company recognizes revenue upon shipment of products to customers, when title has passed, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. In the normal course of business the Company enters into a number of contracts with customers under which it provides engineering services on a per project basis. Revenue for these services is recognized upon completion of the engineering process, usually upon initial shipment of the product. Revenues from repair services are recognized upon shipment of related equipment to customers.

Shipping and Handling Costs

The Company’s shipping and handling costs charged to its customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Estimated Warranty Claims

The sales of the Company’s products include warranties that provide for repairs or replacement of defective products. The warranty periods range from one to two years, depending on the product, following the sale. A warranty reserve is estimated by management based on actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. Estimated warrantyliabilities of approximately $2,900 are included in Other Accrued Liabilities at December 31, 2004 and 2003.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003, AND 2002

NOTE 1                    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A tabular reconciliation of the changes in the Company’s product warranty liability for the years ended December 31, 2004, 2003, and 2002 is as follows:

	Balance at Beginning of Year	Warranty Provisions	Change in Estimate	Warranty Claims	Balance at End of Year
2004	$2,900	—	—	—	$2,900
2003	$40,000	—	(34,100)	3,000	$2,900
2002	$51,000	8,886	—	19,886	$40,000

The change in estimate for 2003 was the result of certain products no longer being sold.

Advertising

Advertising costs are charged to operations as incurred. Total amount charged to expense was $197,914, $106,873 and $118,017, for the three years ended December 31, 2004, 2003 and 2002, respectively.

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

Stock Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 148 and 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation cost is determined based on the difference, if any, on the grant date between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized over the vesting period.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003, AND 2002

NOTE 1                    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation costs were charged to operations for the years ended December 31, 2004, 2003, and 2002. Had compensation cost for the Company’s stock option plan been determined pursuant to SFAS No. 123, net earnings and earnings per common share would have been as follows:

	2004	2003	2002
Net income, as reported	$587,329	$633,448	$2,403,112
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(125,450)	(127,826)	(68,529)
Pro forma net income	$461,879	$505,622	$2,334,583
Earnings per common share:
Basic—as reported	$0.23	$0.26	$1.00
Basic—pro forma	$0.18	$0.20	$0.97
Diluted—as reported	$0.23	$0.25	$0.95
Diluted—pro forma	$0.18	$0.20	$0.93

The weighted average fair values at grant date of the options granted in fiscal 2004, 2003 and 2002 were estimated as $5.23, $5.20 and $5.49, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected Lives (Years)	10	10	10
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	70.5%	71.6%	68.0%
Risk-Free Interest Rate	4.62%	4.51%	4.00%

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003, AND 2002

NOTE 1                    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

entities to use any option-pricing model that meets the fair value objective in the Statement. The Company will be required to apply FAS 123(R) as of the beginning of its third quarter in 2005.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). However, the pro forma net income effect of using the fair value method for the past three fiscal years is presented in the table under employee stock based compensation above. The pro forma compensation costs presented there and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made by management as to which option-pricing model is most appropriate for the Company for future awards.

Net Income Per Common Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding. Diluted income per common share is computed using the weighted-average number of common shares outstanding and potential common shares from the assumed exercise of stock options outstanding during the period using the treasury stock method.

Recent Accounting Pronouncement

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by the SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges. This Statement requires that allocation of fixed production overhead to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS No. 151 will have a material effect on the Company’s financial position or results of operations.

Supplemental Cash Flow Information

The Company paid income taxes of $148,424 and $1,998,677 for the years ended December 31, 2003 and 2002, respectively. No income taxes were paid for the year ended December 31, 2004. The Company paid interest expense of $488,020, $389,941 and $514,031 for the years ended December 31, 2004, 2003 and 2002, respectively.

During 2004, the Company acquired all of the business assets of Zachariah and Lundbergh, Inc. (Z&L) for $250,000 payable over 4 years. During 2004 and 2003, the Company exchanged 63,407 and 63,408 shares of its common stock for $600,000 and $600,000, respectively, of note payable to SAE Assembly, LLC.

During 2002, the Company incurred a note payable to SAE Assembly, LLC in the amount of $1,200,000 as part of the purchase price for certain assets, as described in Note 10.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003, AND 2002

NOTE 1                    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting Information

The Company’s results of operations for the years ended December 31, 2004, 2003 and 2002, represent a single segment referred to as Contract Manufacturing. Export sales represent 5%, 2% and 1% of consolidated sales for the years ended December 31, 2004, 2003 and 2002, respectively.

Long-lived assets by country are as follows:

	United States	Mexico	Total
2004
Net Property and Equipment	$5,755,401	$669,114	$6,424,515
Other Assets	156,889	584,396	741,285
2003
Net Property and Equipment	$5,642,639	$447,678	$6,090,317
Other Assets	185,040	965,996	1,151,036

Foreign Currency Translation

Local currency is considered the functional currency for the Company’s operations outside the United States. Assets and liabilities are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gains and losses attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in Miscellaneous Income (Expense).

Discontinued Operations

On June 30, 1999, the Company adopted a formal plan to sell one of their operating segments known as Medical Management. During 2002, certain assets of the Medical Management segment were sold for $2,000 to a private party. Through the sale in 2002, the results of operations for Medical Management were recorded against the reserve established to absorb disposal losses. Reserve levels established for disposal losses were adequate in all material respects. Included in Miscellaneous Income for the year ended December 31, 2003 is the reversal of a $50,000 reserve for discontinued operations.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003, AND 2002

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

One customer accounted for approximately 24% of accounts receivable at December 31, 2004 and 2003, and approximately 15%, 23% and 31% of sales for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 3                    ACCRUED HEALTH AND DENTAL CLAIMS

The Company has self-insured its employee health and dental plans. It has contracted with two separate administrative service companies to supervise and administer the programs and act as representatives. The Company’s health plan insures for excessive or unexpected claims and is liable for claims not to exceed $80,000 per individual per plan year and an estimated aggregate amount of $3,425,000 for the plan year ending August 2005. The Company’s dental plan pays claims based on actual amounts incurred. Estimated unpaid claims for incurred health and dental services of $250,330 and $217,514 are included in Accrued Health and Dental Claims at December 31, 2004 and 2003, respectively.

NOTE 4                    NOTES PAYABLE

The Company has a revolving line of credit of $8,000,000 at Wells Fargo Bank, N.A., (WFB) along with two term notes. Effective March 4, 2005, the line of credit was extended to January 31, 2007. These agreements are secured by substantially all assets of the Company and require the Company maintain certain covenants, which include certain regular reporting requirements, annual shareholder dividend limitations, the maintenance of certain financial ratios, and limit the amount of annual capital expenditures.

The line of credit bears interest at prime (5.25 percent at December 31, 2004). The weighted-average interest rate on the Company’s line of credit was 4.34% and 4.12% for the years ended December 31, 2004 and 2003, respectively. The Company had borrowings of $7,523,058 and $5,907,191 outstanding as of December 31, 2004 and 2003, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003, AND 2002

NOTE 4       NOTES PAYABLE (Continued)

A summary of other debt balances at December 31, 2004 and 2003 is as follows:

Description	2004	2003
Notes Payable—Wells Fargo Bank Minnesota, N.A., Two Notes Bear Interest at Prime Rate of Wells Fargo, One Note Bears Interest at 4.21%; Combined Monthly Payments of $78,937, Including Principal and Interest; Maturities Range from October 2006 to February 2007; Secured by Substantially All Assets	$3,677,177	$3,941,769
Promissory Note—SAE Assembly, LLC, (See Discussion Below Describing Payment Terms); Secured by Shares of Nortech Common Stock	—	600,000
Notes Payable—Other, Interest at 6.5%; Monthly Installment Payments Through March 2007; Secured by Substantially All Assets	527,878	555,311
Note Payable—Vehicle Loan, Interest at 14.9% Monthly Installment Payments Though November 2007; Secured by Vehicle	31,954	—
Promissory Note—Zachariah and Lundbergh, Inc., (See Note 10 for more information)	160,016	—
Total Notes Payable	4,397,025	5,097,080
Current Maturities of Notes Payable	(997,815)	(1,360,935)
Notes Payable—Net of Current Maturities	$3,399,210	$3,736,145

Repayment of SAE Assembly, LLC (SAE) debt was made through semi-annual installments ending June 2004. Each installment on the note was satisfied with the issuance of 31,704 shares of Nortech stock. During 2003, 63,408 shares comprising the first and second installments were issued. During 2004, the remaining 63,407 shares comprising the third and fourth installments were issued.

Maturity requirements are as follows:

Years Ending December 31,	Amount
2005	$997,815
2006	985,441
2007	2,392,853
2008	20,916
$4,397,025

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003, AND 2002

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

Rent expense, which includes amounts for other short term leases, for the years ended December 31, 2004, 2003, and 2002, amounted to $676,063, $869,565 and $799,571, respectively. Sublease income amounted to $3,000 for the years ended December 31, 2004 and 2003.

The future minimum lease payments are as follows:

	Lease	Sublease
Years Ending December 31,	Commitment	Income	Net
2005	$275,122	$1,750	$273,372
2006	197,274	—	197,274
2007	111,377	—	111,377
2008	40,805	—	40,805
2009	19,903	—	19,903
Total	$644,481	$1,750	$642,731

NOTE 6                    INCOME TAXES

The income tax expense (benefit) for each of the three years ended December 31, 2004 consists of the following:

	2004	2003	2002
Current Taxes––Federal	$60,000	$(76,000)	$763,000
Current Taxes—State	16,000	(33,000)	151,000
Current Taxes—Foreign	26,000	30,000	17,000
Deferred Taxes—Federal	163,000	(42,000)	374,000
Deferred Taxes—State	4,000	(1,000)	65,000
Deferred Taxes—Foreign	(1,000)	(1,000)	—
Income Tax Expense (Benefit)	$268,000	$(123,000)	$1,370,000

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003, AND 2002

NOTE 6       INCOME TAXES (Continued)

The statutory rate reconciliation for each of the three years ended December 31, 2004 is as follows:

	2004	2003	2002
Statutory Tax Provision	$291,000	$174,000	$1,283,000
State Income Taxes, Net of Federal Benefit	25,000	24,000	153,000
Effect of Foreign Operations	(5,000)	17,000	1,000
Income Tax Credits	(84,000)	(93,000)	(82,000)
Research and Development Tax Credits, Net of Payments	—	(246,000)	—
Other, including Benefit of Income taxed at lower rates	41,000	1,000	15,000
Income Tax (Benefit) Expense	$268,000	$(123,000)	$1,370,000

Income from operations before income taxes was derived from the following sources:

	2004	2003	2002
Domestic	764,000	471,000	3,726,000
Foreign	91,000	39,000	47,000
Total	855,000	510,000	3,773,000

Deferred tax assets (liabilities) at December 31, 2004 and 2003, consist of the following:

	2004	2003
Allowance for Doubtful Accounts	$105,000	$140,000
inventory Reserves	462,000	495,000
Accrued Vacation	277,000	228,000
Accrued Warranty	1,000	1,000
Health Insurance Reserve	94,000	82,000
Accrued Bonuses	15,000	—
Non-Compete Amortization	263,000	157,000
Property and Equipment	26,000	16,000
General Business Credits	52,000	—
Other Reserves	—	19,000
Deferred Tax Assets	1,295,000	1,138,000
Prepaid Expenses	(137,000)	—
Property and Equipment	(288,000)	(102,000)
Deferred Tax Liabilities	(425,000)	(102,000)
Net Deferred Tax Assets	$870,000	$1,036,000
Net Short-Term Deferred Tax Assets	$818,000	$965,000
Net Long-Term Deferred Tax Assets	52,000	71,000
Total Deferred Tax Assets	$870,000	$1,036,000

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003, AND 2002

NOTE 6       INCOME TAXES (Continued)

The Company has determined that it is more likely than not that its deferred tax assets will be realized, principally through carry backs to prior tax years and anticipated taxable income in future tax years. As a result, management has determined that establishing a valuation allowance on the Company’s deferred tax assets is not necessary.

NOTE 7                    COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive loss. Other comprehensive loss includes losses resulting from foreign currency translations. The details of comprehensive income are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Net Income, As Reported	$587,329	$633,448	$2,403,112
Other Comprehensive Loss:
Translation Loss	(14,041)	(26,688)	—
Comprehensive Income	$573,288	$606,760	$2,403,112

NOTE 8                    401(K) RETIREMENT PLAN

The Company has a 401(k) profit sharing plan (the “Plan”) for its employees. The Plan is a defined contribution plan covering all employees of the Company except for employees covered by a collective bargaining agreement and non-resident aliens earning non-U.S. source income. Employees are eligible to participate in the Plan after completing six months of service and attaining the age of 21. Employees are allowed to contribute up to 60% of their wages to the Plan. The Company matches 25% of the employees’ contribution up to 6% of covered compensation. The Company made contributions of $120,089, $115,573 and $117,509 during the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 9                    GAINSHARING INCENTIVE AND STOCK OPTION PLANS

Employee Gainsharing

During 1993, the Company adopted an employee gainsharing plan (the “Plan”). The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. The Company has authorized 50,000 common shares to be available under this Plan. In accordance with the terms of the Plan, employees can acquire newly issued shares of common stock for 90% of the current market value. During 2004 and 2003, 52 and 133 common shares, respectively, were issued in connection with this plan. Through December 31, 2004, 21,573 common shares have been issued under this Plan.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003, AND 2002

NOTE 9                    GAINSHARING INCENTIVE AND STOCK OPTION PLANS (Continued)

Stock Options

In 1992, the Company approved the adoption of a fixed stock based compensation plan. The purpose of the Plan is to promote the interests of the Company and its shareholders by providing officers, directors and other key employees with additional incentive and the opportunity, through common stock ownership, to increase their proprietary interest in the Company and their personal interest in its continued success. In February 2003, the Company reached the maximum options allowed to be granted under the plan.

During 2003, the Company’s shareholders approved the adoption of the Nortech Systems Incorporated 2003 Stock Option Plan (the “Plan”). The total number of shares of common stock that may be granted under the plan is 300,000, of which 172,500 and 212,500 option shares remain available at December 31, 2004 and 2003, respectively. The plan provides that option shares granted come from the Company’s authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding	Exercisable	Remaining
Exercise Prices	12/31/2004	12/31/2004	Contractual Life
$3.125	28,000	23,200	5.16 Years
4.000	6,800	5,440	5.42 Years
5.000	60,000	60,000	2.14 Years
5.250	35,000	35,000	0.92 Years
5.500	4,000	4,000	4.00 Years
5.740	20,000	—	9.84 Years
7.110	4,000	4,000	7.81 Years
7.220	50,000	10,000	8.12 Years
7.460	20,000	—	9.34 Years
8.000	79,000	26,200	8.95 Years
	306,800	167,840

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003, AND 2002

NOTE 9                    GAINSHARING INCENTIVE AND STOCK OPTION PLANS (Continued)

Following is a summary of the stock option plan activity during 2004, 2003 and 2002.

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options Outstanding, Beginning of Year	272,800	$6.10	151,000	$4.60	297,500	$4.39
Options Exercised	(6,000)	3.63	(7,200)	3.27	(146,900)	4.28
Options Forfeited	—	—	—	—	(3,600)	3.13
Options Granted	40,000	6.60	129,000	7.70	4,000	7.11
Options Outstanding, End of Year	306,800	$6.21	272,800	$6.10	151,000	$4.60
Option Price Range of Exercised Shares	$3.63		$3.125 - 4.00		$1.625 - 5.25

NOTE 10             ACQUISITIONS

On June 27, 2002, the Company acquired 100 percent of the outstanding common shares of Manufacturing Assembly Solutions of Monterrey, Inc. (MAS), a Mexican corporation, located in Monterrey, Mexico. The results of operations since June 27, 2002, have been included in the consolidated financial statements. The primary reason for this acquisition was to enhance the Company’s manufacturing capabilities in a low cost country. The aggregate purchase price was $1,850,000, including $650,000 paid in cash in July 2002 and a $1,200,000 promissory note (see Note 4) to SAE Assembly, LLC.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Current Assets	$152,148
Net Property and Equipment	186,761
Other Assets	11,012
Intangible Assets	1,526,384
Total Assets Acquired	1,876,305
Current Liabilities Assumed	26,305
Net Assets Acquired	$1,850,000

Intangible assets acquired consist principally of non-compete agreements, which are being amortized on a straight-line basis over the four-year term of the agreements. The Company has recorded related amortization expense of $381,600, $381,600 and $190,800 for the year ended December 31, 2004, 2003 and 2002, respectively. Accumulated amortization on the non-compete arrangements amounted to $954,000 and $572,400 at December 31, 2004 and 2003, respectively. The Company will record amortization expenses of $381,600 and $190,784 for the years ended December 31, 2005 and 2006, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003, AND 2002

NOTE 10             ACQUISITIONS (Continued)

In June 2004, the Company purchased, in exchange for a note payable of $250,000, the business assets of Zachariah & Lundbergh, Inc. (Z&L) a manufacturer of camera power supplies and cable assemblies used in machine vision systems for the industrial, medical/scientific and security markets. The assets purchased were comprised primarily of inventories with an estimated fair value of $170,000. The Company paid $89,984 of the note payable during 2004. Repayment of the remaining Z&L debt will be made through payments at the rate of 20% of the Z&L products sold not to exceed 48 months from the date of closing.

NOTE 11             COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

Executive Life Insurance Plan

During 2002, the Company set up an Executive Bonus Life Insurance Plan (the “Plan”) for its key employees (“participants”). Pursuant to the Plan, the Company will pay a bonus to participants equal to 10% of the participants’ base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest in their bonus at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant must reimburse the Company for any unvested amounts. Charges to income under the Plan were $167,375, $156,091 and $135,759 for the years ended December 31, 2004, 2003 and 2002.

Change of Control Agreements

During 2002, the Company entered into Change of Control Agreements (the “Agreement(s)”) with certain key executives (“the Executive(s)”). The Agreements provide an inducement for each Executive to remain as an employee of the Company in the event of any proposed or anticipated change of control in the organization, including facilitating an orderly transition, and to provide economic security for the Executive after a change in control has occurred.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003, AND 2002

NOTE 12             EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	2004	2003	2002
Basic Earnings Per Common Share
Net Income	$587,329	$633,448	$2,403,112
Weighted average common share outstanding	2,561,419	2,478,921	2,410,890
Basic earnings per common share	$0.23	$0.26	$1.00
Diluted Earnings Per Common Share
Net Income	$587,329	$633,448	$2,403,112
Weighted average common shares outstanding	2,561,419	2,478,921	2,410,890
Stock options	42,992	49,889	106,592
Weighted average common shares for diluted earnings per common share	2,604,411	2,528,810	2,517,482
Diluted earnings per common share*	$0.23	$0.25	$0.95

*                    For 2004, 2003 and 2002, there were approximately 48,409, 17,350 and 0 shares, respectively, excluded from the computation of diluted earnings per share because to include them would be antidilutive.

NOTE 13             SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ending 3/31/2004	Quarter Ending 6/30/2004	Quarter Ending 9/30/2004	Quarter Ending 12/31/2004	Total YTD
Net Sales	$15,046,085	$18,028,197	$19,189,852	$20,410,025	72,674,159
Gross Profit	1,504,871	1,918,523	2,568,674	2,546,905	8,538,973
Net Income	43,049	104,984	236,439	202,857	587,329
Basic Earnings per Share of Common Stock	0.02	0.04	0.09	0.08	0.23
Diluted Earnings per Share of Common Stock	0.02	0.04	0.09	0.08	0.23

	Quarter Ending 3/31/2003	Quarter Ending 6/30/2003	Quarter Ending 9/30/2003	Quarter Ending 12/31/2003	Total YTD
Net Sales	$13,770,288	$14,486,982	$14,060,224	$15,641,204	57,958,698
Gross Profit	1,649,500	1,734,735	1,824,228	1,286,513	6,494,976
Net Income (Loss)	121,524	226,786	440,679	(155,541)	633,448
Basic Earnings (Loss) per Share of Common Stock	0.05	0.09	0.18	(0.06)	0.26
Diluted Earnings (Loss) per Share of Common Stock	0.05	0.09	0.17	(0.06)	0.25

Report of Independent Registered Public Accounting Firm on Supplementary Information

To the Board of Directors
Nortech Systems Incorporated and Subsidiary
Wayzata, Minnesota

Our audit was made for the purposes of forming an opinion on the basic consolidated financial statements of Nortech Systems Incorporated and Subsidiary taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ McGLADREY & PULLEN, LLP
Minneapolis, Minnesota
February 18, 2005, except Note 4, as to
which the date is March 4, 2005

Report of Independent Registered Public Accounting Firm on Supplementary Information

Board of Directors and Shareholders
Nortech Systems Incorporated:

Under date of February 13, 2004, except as to note 4 which is as of March 9, 2004, we reported on the consolidated balance sheet of Nortech Systems Incorporated and subsidiary as of December 31, 2003, and related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2003, which are included in the Annual Report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index for each of the years in the two-year period ended December 31, 2003. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Minneapolis, Minnesota
February 13, 2004

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
SCHEDULE II—Valuation and Qualifying Accounts
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

Classification	Balance at Beginning of Period	Additions Charged to Costs And Expenses	Add (Deduct)	Balance at End of Period
Year Ended December 31, 2004:
Allowance for Uncollectible Accounts	$371,690	166,989	(258,533)	$280,146
Inventory Reserve	$1,319,250	829,918	(929,968)	$1,219,200
Self-insurance Accrual	$217,514	3,914,882	(3,882,066)	$250,330
Year Ended December 31, 2003:
Allowance for Uncollectible Accounts	$488,451	(19,694)	(97,067)	$371,690
Inventory Reserve	$1,192,255	1,017,580	(890,585)	$1,319,250
Self-insurance Accrual	$277,864	3,353,287	(3,413,637)	$217,514
Year Ended December 31, 2002:
Allowance for Uncollectible Accounts	$318,557	231,500	(61,606)	$488,451
Inventory Reserve	$1,354,050	1,577,120	(1,738,915)	$1,192,255
Self-insurance Accrual	$391,413	3,597,202	(3,710,751)	$277,864

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 31, 2004, KPMG LLP (“KPMG”) notified Nortech Systems Incorporated (“the Company”) that the client-auditor relationship between the Company and KPMG ceased as of that date. The decision to terminate the relationship was made by KPMG; the Company’s audit committee did not recommend a change in accountants and as a result of KPMG’s resignation began a search for a new independent auditing firm which resulted in the appointment of McGladrey & Pullen, LLP as the Company’s principal accountant to audit the Company’s financial statements, effective October 20, 2004.

In connection with the audits of the two fiscal years ended December 31, 2003 and 2002, and the review of subsequent interim periods through August 31, 2004, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The audit reports of KPMG on the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2003, and the subsequent interim periods through August 31, 2004, there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K), except that on August 13, 2004, KPMG advised the Company’s audit committee that KPMG noted a deficiency related to the Company’s ability to forecast financial results accurately enough to determine expected compliance with debt covenants at future quarter ends. This deficiency was considered to be a “reportable condition” under the standards established by the American Institute of Certified Public Accountants. The subject matter of this deficiency was discussed with the Chairman of the Audit Committee and representatives of the Company’s management on August 13, 2004, as were the proposed remedial actions. The Company believes that it has taken appropriate steps to remedy this deficiency by improving and expanding its monthly forecasting process put into place in the first week of June 2004. At the August 13, 2004 discussion with the Chairman of the Company’s audit committee and management, KPMG also stated that this deficiency did not in its view constitute a “material weakness” within the meaning of the standards established by the American Institute of Certified Public Accountants.

ITEM 9A.        CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective.

The Company is currently in the process of reviewing and formalizing its internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Changes have been and will be made to our internal controls over financial reporting as a result of these efforts. The Company is dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with its ongoing Section 404 assessment. The Company is currently documenting and testing internal controls and considering whether any improvements are necessary for maintaining an effective control environment at the Company. The evaluation of internal controls is being conducted under the direction of senior management in consultation with an independent third party consulting firm. In addition, senior management is regularly discussing the results of testing and any proposed improvements to the control environment with the Audit Committee. The Company expects to assess controls and procedures on a regular basis. It will continue to work to improve controls and procedures and to educate and train employees on the existing controls and procedures in connection with the efforts to maintain an effective controls infrastructure at the Company.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of the Registrant will be included in the Registrant’s 2004 proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2005 and said portions of the proxy statement are incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

Information regarding executive compensation of the Registrant will be included in the Registrant’s 2004 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 2005 and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant’s 2004 proxy statements to be filed with the Securities and Exchange Commission no later than April 30, 2005 and said portions of the proxy statements are incorporated herein by reference.

Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant’s 2004 proxy statements to be filed with the Securities and Exchange Commission no later than April 30, 2005 and said portions of the proxy statements are incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2004.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	306,800	$6.212	172,500
Equity compensation plans not approved by security holders	0	0	0
Total	306,800	$6.212	172,500

(1)          Represents common shares issuable upon the exercise of outstanding options granted under the Company’s 1992 Employee Stock Incentive Plan (the “1992 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).

(2)          Represents common shares remaining available under the 2003 Plan. The Company’s Board of Directors intends to terminate this plan if the proposed 2005 Incentive Compensation Plan is approved by the shareholders at the annual meeting.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included under the captions “Certain Transactions” and “Executive Compensation—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included under the caption “Miscellaneous-Independent Auditor Fees” in the Proxy Statement and, when the Proxy Statement is filed, will be incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a) 1.                        Consolidated Financial Statements—consolidated financial statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 20.

(a) 2.                        Consolidated Financial Schedule—The following consolidated financial statement schedule supporting the consolidated financial statements and the Accountants’ report thereon is included in this Annual Report on Form 10-K:

PAGE
Reports of Independent Registered Public Accounting Firms on Supplementary Information	41-42
Consolidated Financial Statements Schedule for the years ended December 31, 2004, 2003 and 2002
II Valuation and Qualifying Accounts	43

All other schedules are omitted since they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

The following exhibits are incorporated by reference to exhibits accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

23.1	Consent of McGladrey & Pullen, LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits are incorporated by reference to exhibits accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Fifth Amendment to amended and restated Credit and Security Agreement, Amended and Restated Revolving Note between the Company and Wells Fargo Bank Minnesota National Association.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTECH SYSTEMS INCORPORATED
March 15, 2005	By:	/s/ RICHARD G. WASIELEWSKI
Richard G. Wasielewski
Chief Financial Officer
and
Principal Accounting Officer
March 15, 2005	By:	/s/ MICHAEL J. DEGEN
Michael J. Degen
President, Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

March 15, 2005	/s/ MICHAEL J. DEGEN
Michael J. Degen
President, Chief Executive
Officer and Director
March 15, 2005	/s/ MYRON KUNIN
Myron Kunin
Chairman and Director
March 15, 2005	/s/ RICHARD W. PERKINS
Richard W. Perkins, Director
March 15, 2005	/s/ C. TRENT RILEY
C. Trent Riley, Director
March 15, 2005	/s/ KEN LARSON
Ken Larson, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

10.1	Fifth Amendment to amended and restated Credit and Security Agreement, Amended and Restated Revolving Note between the Company and Wells Fargo Bank Minnesota National Association.
23.1	Consent of McGladrey & Pullen, LLP
23.2	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.