Form 10-Q
period 2005-03-31
NORTECH SYSTEMS INC
filed 2005-05-05
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Number of shares of $.01 par value common stock outstanding at April 04, 2005 - 2,582,201

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

	MARCH 31	DECEMBER 31
	2005	2004
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$397,794	$555,783
Accounts Receivable, Less Allowance for Uncollectible Accounts of $311,000 and $280,000, respectively	12,716,185	13,355,730
Inventories:
Raw Materials	11,445,250	10,662,571
Work In Process	2,807,466	2,418,850
Finished Goods	2,603,111	2,373,495
Reserves	(1,298,824)	(1,219,200)

Total Inventories	15,557,003	14,235,716

Prepaid Expenses	295,022	399,210
Income Taxes Receivable	216,053	351,369
Deferred Tax Assets	884,000	818,000

Total Current Assets	30,066,057	29,715,808

Property and Equipment
Land	151,800	151,800
Building and Leasehold Improvements	4,729,618	4,720,518
Manufacturing Equipment	7,326,488	7,222,437
Office and Other Equipment	3,139,815	3,010,793
Construction In Progress	19,158	—

Total Property and Equipment	15,366,879	15,105,548

Accumulated Depreciation	(8,969,377)	(8,681,033)

Net Property and Equipment	6,397,502	6,424,515

Other Assets
Deposits	11,012	11,012
Non-Compete, Net of Accumulated Amortization	504,777	603,267
Goodwill	75,006	75,006
Deferred Tax Assets	48,000	52,000

Total Other Assets	638,795	741,285

Total Assets	$37,102,354	$36,881,608

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

	MARCH 31	DECEMBER 31
	2005	2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank Note Payable	$6,896,768	$7,523,058
Current Maturities of Notes Payable	1,001,742	997,815
Checks Written in Excess of Bank Balance	1,230,000	950,000
Accounts Payable	6,650,215	5,602,913
Accrued Payroll and Commissions	1,652,155	2,375,939
Accrued Health and Dental Claims	281,862	250,330
Other Accrued Liabilities	625,584	265,762

Total Current Liabilities	18,338,326	17,965,817

Long-Term Liabilities
Notes Payable (Net of Current Maturities)	3,148,281	3,399,210
Total Liabilities	21,486,607	21,365,027

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,582,201 Shares Issued and Outstanding at March 31, 2005; 2,582,147 Shares Issued and Outstanding at December 31, 2004	25,822	25,821
Additional Paid-In Capital	14,118,931	14,118,658
Accumulated Other Comprehensive Loss	(40,729)	(40,729)
Retained Earnings	1,261,723	1,162,831

Total Shareholders’ Equity	15,615,747	15,516,581

Total Liabilities and Shareholders’ Equity	$37,102,354	$36,881,608

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2005 AND 2004

(UNAUDITED)

	MARCH 31	MARCH 31
	2005	2004

Net Sales	$19,067,502	$15,046,085

Cost of Goods Sold	16,702,969	13,445,814

Gross Profit	2,364,533	1,600,271

Operating Expenses:
Selling Expenses	865,228	589,424
General and Administrative Expenses	1,183,972	818,315
Total Operating Expenses	2,049,200	1,407,739

Income From Operations	315,333	192,532

Other Income (Expense)
Interest Income	364	1,295
Miscellaneous Expense, net	(5,673)	(13,917)
Interest Expense	(141,132)	(110,861)
Total Other Expense	(146,441)	(123,483)

Income Before Income Taxes	168,892	69,049

Income Tax Expense	70,000	26,000

Net Income	$98,892	$43,049

Earnings Per Common Share:

Basic	$0.04	$0.02
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,582,148	2,539,666

Diluted	$0.04	$0.02
Weighted Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,609,719	2,599,478

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2005 AND 2004

(Unaudited)

	MARCH 31	MARCH 31
	2005	2004
Cash Flows From Operating Activities
Net Income	$98,892	$43,049
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	386,834	274,141
Deferred Taxes	(62,000)	—
Changes in Current Operating Items:
Accounts Receivable	639,545	(96,703)
Inventories	(1,321,287)	(1,913,906)
Income Taxes Receivable	135,316	6,014
Prepaid Expenses and Other Assets	104,188	139,926
Accounts Payable	1,047,302	1,328,465
Accrued Payroll and Commissions	(692,252)	628,663
Other Accrued Liabilities	359,822	(98,034)

Net Cash Provided by Operating Activities	696,360	311,615

Cash Flows from Investing Activities:
Acquisition of Equipment	(261,331)	(214,027)

Cash Flows from Financing Activities:
Net Change in Line of Credit	(626,290)	553,722
Payments on Notes and Capital Lease Payable	(247,002)	(189,162)
Issuance of Stock	274	21,750
Checks in Excess of Bank Balance	280,000	—

Net Cash Provided by (Used in) Financing Activities	(593,018)	386,310

Net Increase (Decrease) in Cash and Cash Equivalents	(157,989)	483,898

Cash and Cash Equivalents - Beginning	555,783	101,179

Cash and Cash Equivalents - Ending	$397,794	$585,077

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$141,122	$110,562
Cash paid during the period for income taxes	—	186

See Accompanying Condensed Notes to Consolidated Financial Statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements.  However, as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.  Changes in the estimates and assumptions used by us could have a significant impact on our financial results.  Actual results could differ from those estimates.

The operating results of the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period.  The accompanying condensed notes to consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in our Annual Report Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Reclassification

Certain expenses on the consolidated statements of income for the three-month period ended March 31, 2004 have been reclassified, with no effect on net income or earnings per common share amounts, to be consistent with the classifications adopted for the three-month period ended March 31, 2005 (see December 31, 2004 consolidated financial statements for further discussion).

Stock Options

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” we elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation cost is recognized in our net income for options granted with exercise prices that are equal to the market values of the underlying common stock on the dates of grant.  Had compensation cost for the stock options been based on the estimated fair values at grant dates, our pro forma net income and net income per common share would have been as follows:

	For the Three-Months Ended March 31,
	2005	2004

Net income, as reported	$98,892	$43,049

Deduct: Total stock-based compensation expense, determined under fair value- based method for all awards, net of related tax effects	(30,770)	(25,934)

Pro forma net income	$68,122	$17,115

Earnings per common share:

Basic – as reported	$0.04	$0.02

Basic – pro forma	$0.03	$0.01

Diluted – as reported	$0.04	$0.02

Diluted – pro forma	$0.03	$0.01

There were no stock options granted during the three-month period ended March 31, 2005. The Company will be required to apply SFAS 123R as of the beginning of fiscal year 2006 (see Note 10).

NOTE 2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nortech Systems Incorporated (“Nortech”) and its wholly owned subsidiary, Manufacturing Assembly Solutions of Monterrey, Inc.  All significant intercompany accounts and transactions have been eliminated.

NOTE 3.  ACCOUNTING PRINCIPLES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, we must make decisions, which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances.

The accounting principles followed in the preparation of the financial information contained on Form 10-Q are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2004. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

NOTE 4. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable.  With regard to cash, we maintain our excess cash balances in checking accounts at three high-credit quality financial institutions.  We do not require collateral on our receivables.  Historically, we have not suffered significant losses with respect to trade accounts receivable.  One customer accounted for 10% and 18% of net sales for the first quarter of 2005 and 2004, respectively.

NOTE 5. LONG TERM DEBT

As described in the December 31, 2004 consolidated financial statements, repayment of SAE Assembly, LLC (“SAE”) debt was made through semi-annual installments ending June 27, 2004.  Each installment on the note was satisfied with the issuance of 31,704 shares of Nortech stock.  During 2003, 63,408 shares comprising the first and second installments were issued.  During 2004, the remaining 63,407 shares comprising the third and fourth installments were issued.

All Wells Fargo Bank, N. A. (WFB) debt agreements contain certain requirements and covenants, regular reporting, dividend limitations, financial ratios and limits on the amount of annual capital expenditures. At WFB, we have a revolving line of credit of $8,000,000 along with two long-term notes.  Effective March 4, 2005, the line of credit maturity date was extended to January 31, 2007. These agreements are secured by substantially all of our assets.  At March 31, 2005, $6.9 million was outstanding under the line of credit.

NOTE 6. NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	For the Three-Months Ended March 31,
	2005	2004

Basic Earnings Per Common Share

Net Income	$98,892	$43,049

Weighted average common shares outstanding	2,582,148	2,539,666

Basic earnings per common share	$0.04	$0.02

Diluted Earnings Per Share

Net Income	$98,892	$43,049

Weighted average common shares outstanding	2,582,148	2,539,666
Stock options	27,571	59,812
Weighted average common shares for diluted earnings per common share	2,609,719	2,599,478

Diluted earnings per common share	$0.04	$0.02

For the three-month periods ended March 31, 2005 and 2004, 47,977 shares and 1,096 shares, respectively, were excluded from the computation of diluted earnings per share as these shares were antidilutive.

NOTE 7. FOREIGN CURRENCY TRANSLATION

Local currency is considered the functional currency for operations outside the United States.  Assets and liabilities are translated at period-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the period.  Translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders’ equity.  During the three-month period ending March 31, 2005 and 2004, we experienced no translation adjustments as exchange rates remained constant with respect to the translation of the financial statements for 2005 and 2004, respectively.  Foreign exchange transaction gains and losses attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in Miscellaneous Income (Expense).  The Mexican peso is the only foreign currency being translated.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Net Income	$98,892	$43,049

Other Comprehensive Loss:
Currency Translation Adjustment	—	—

Comprehensive Income	$98,892	$43,049

NOTE 9. CONTINGENCIES

We are subject to various legal proceedings and claims that arise in the ordinary course of business. There are no known legal proceedings or claims at this time.

NOTE 10.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”.  This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and requires companies to expense the value of employee stock options and similar awards using the fair value method.  The effective date of this standard is the first interim period of fiscal year 2006.  Although we have not fully analyzed the effect this new statement will have on our consolidated financial statements in the future, the pro forma net income effect of using the fair value method for the past three fiscal years is presented in Note 1 to our consolidated financial statements on Form 10-K.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment to ARB No. 43, Chapter 4.  The amendments made by SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges.  This statement requires the allocation of fixed production overhead to inventory based on the normal capacity of production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We not believe the adoption of SFAS No. 151 will have a material effect on our financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a full-service Electronic Manufacturing service (EMS) provider of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries, based in Wayzata, Minnesota. Markets we serve include medical, automotive, defense, computer, peripheral, commercial, telecom, government, and consumer.  In Minnesota, we have facilities in Baxter, Bemidji, Fairmont and Merrifield. We also have facilities in Augusta, Wisconsin, and Monterrey, Mexico.

During the first quarter ended March 31, 2005, we reported net sales of $19.1 million, up 27 percent over the $15.0 million we reported in the first quarter of 2004.  Income from operations totaled $315,333, an increase of 64 percent above the $192,532 reported in the first quarter of 2004.  Net income totaled $98,892, or $0.04 per diluted common share and was above the $43,049, or $0.02 per diluted common share, reported in the first quarter of 2004.  The first quarter gross profit for 2005 showed an increase of $764,262 or a 2% improvement over the first quarter of 2004 from 10% to 12% of sales as a result of our product mix, increased productivity and volume absorption.  Selling expenses remained fairly constant at 4% of sales for the first quarter of 2004 and 2005.  General and administrative expenses for the first quarter of 2005 saw an increase over the first quarter of 2004 from $818,315 to $1,183,972 or 5% to 6% of sales as a result of our investment in infrastructure, approximately $185,000, and the balance was for outside service costs related to process improvements.  Comparing the first quarter of 2005 to the first quarter of 2004, other expenses remained relatively the same at 1% of sales, and an increase in interest rates and borrowings impacted interest expense.

(1.)   Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

	For the Three-Months Ended March 31,
	2005	2004

Net Sales	100%	100%

Cost of Goods Sold	88%	90%

Gross Profit	12%	10%

Selling Expenses	4%	4%

General and Administrative Expenses	6%	5%

Income from Operations	2%	1%

Other Expenses, Net	1%	1%

Income Tax Expense	0%	0%

Net Income	1%	0%

Net Sales:

We reported net sales of $19,067,502 and $15,046,085 for the three months ended March 31, 2005 and 2004, respectively, a 27% increase year over year. The increase in net sales of approximately $4.0 million, for the quarter is primarily due to increased sales of our Aerospace Systems of $3.6 million, Industrial Electronic Assemblies of $1.0 million, and a decrease in Wire and Cable sales of $0.6 million.  Wire and Cable sales continue to be impacted by competitive pricing pressures from overseas competitors, freight surcharges related to higher fuel costs and commodity price increases.

Gross Profit:

We had gross profit of $2,364,533 or 12% compared to gross profit of $1,600,271 or 10% for the three months ended March 31, 2005 and 2004, respectively.  The gross profit for the quarter was impacted by a favorable product mix, increased productivity and volume absorption.  As of March 31, 2004, the reported gross profit for the three months ended was increased from previously reported amounts by $95,400, as a result of the reclassification of the non-compete agreement amortization expense from cost of goods sold to general and administrative expenses (see December 31, 2004 consolidated financial statements for further discussion).

Selling Expense:

We had selling expenses of $865,228 or 4% of net sales compared to $589,424 or 4% of net sales for the three months ended March 31, 2005 and 2004, respectively.  We continue to invest in our sales force and brand in order to maintain a high level of customer service and continue the revenue growth. Commissions on increased revenue growth accounts for approximately 50% of the increased selling expense and the balance is accounted for in increased salaries and benefits.

General and Administrative Expense:

Our general and administrative expenses were $1,183,972 or 6% of net sales and $818,315 or 5% of net sales for the three months ended March 31, 2005 and 2004, respectively.  The increase in general and administrative expenses is attributable to the investment in administrative infrastructure and costs for outside services for process improvements.  As of March 31, 2005, the previously reported general and administrative expenses for the three months ended were increased by $95,400 as a result of the reclassification of the non-compete agreement amortization expense from cost of goods sold to general and administrative expenses (see December 31, 2004 consolidated financial statements for further discussion).

Other Expense:

Other Expenses, Net were $146,441 for three months ended March 31, 2005 compared to $123,483 for the three months ended March 31, 2004.  The increase in interest expense of $30,271 for the three months is a result of higher interest rates.

Income Tax:

Income tax expense for the three months ended March 31, 2005 is $70,000 compared to an income tax expense of $26,000 for the three months ended March 31, 2004.  The effective tax rate for 2005 is expected to approximate 41%, comprised of an effective rate of 34% for domestic federal and state taxes and 7% for foreign taxes.

Backlog:

Our 90-day order backlog was approximately $14,600,000 as of March 31, 2005, compared with approximately $14,500,000 at the beginning of the quarter.  Based on the current conditions, the Company anticipates revenue levels in the second quarter of 2005 to be similar to the first quarter of 2005.

(2.) Liquidity and Capital Resources

We have financed our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through Wells Fargo Bank, N.A. (WFB).  We currently have an $8 million line of credit arrangement with a maturity date of January 31, 2007. The line of credit and other installment debt with WFB contain certain covenants, which, among other things, will require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  On March 31, 2005, we had an outstanding balance of $6.9 million under the line of credit and unused availability of $1.1 million.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

Our line of credit is classified as a current liability as of March 31, 2005 and December 31, 2004.  At December 31, 2003 and 2002, the line of credit was classified as a long-term liability.  Therefore, in order to present the following ratios as comparable to the prior periods, the line of credit at December 31, 2003 and 2002 has been included in the current liabilities to compute the ratios below to make the comparisons below more meaningful.

	March 31, 2005	December 31, 2004	December 31, 2003*	December 31, 2002*

Current Ratio (Current Assets / Current Liabilities)	1.64	1.65	1.80	1.80

Working Capital (Current Assets – Current Liabilities)	$11,727,731	$11,749,991	$10,816,072	$9,843,203

Quick Ratio (Cash + Accounts Receivable / Current Liabilities)	0.72	0.77	0.81	0.65

Accounts Receivable to Working Capital (Average Accounts Receivable/ Working Capital)	1.11	1.03	0.85	0.85

Inventory to Working Capital (Average Inventory/ Working Capital)	1.27	1.10	1.11	1.26

* Line of credit debt reclassified to current liabilities as noted in above comments.

Our working capital remained consistent at approximately $11.7 million at December 31, 2004 and March 31, 2005. The revenue growth has caused a build up in inventory, impacting the ratios.  We are taking action and implementing initiatives to lower inventory levels.

Net cash provided by operating activities for the three months ended March 31, 2005 was $696,360, an improvement over the net cash used in operating activities of $311,615 for the three months ended March 31, 2004.  The improvement in cash flow from operations is due primarily to net income adjusted for noncash depreciation and amortization of $386,834, plus a net change in operating assets and liabilities of $272,634.  Inventory and accounts payable are up to support current revenue growth, while accounts receivable at the end of the quarter is down due to increased efforts in collecting receivables made during the quarter.

Net cash used in investing activities for the three months ended March 31, 2005 was $261,331 and was related to the continued investment in software and equipment to support our growth activities.

Net cash used in financing for the three months ended March 31, 2005 was $593,018, consisting primarily of paying down the line of credit and principal on notes payable.

We believe that our future financial requirements can be met with funds generated from the operating activities and our operating line of credit.  Set forth below is information about our long-term contractual obligations outstanding as of March 31, 2005.

	Payments Due by Period
	Remainder
	of 2005	2 - 3 Yrs	4 - 5 Yrs
Notes Payable	$750,813	$3,378,294	$20,916
Operating Leases	193,262	308,651	60,708
Total Contractual Obligations	$944,075	$3,686,945	$81,624

(3.) Critical Accounting Policies

Our significant accounting policies and estimates are summarized in the footnotes to the annual consolidated financial statements.  Some of the most critical accounting policies and estimates that require us to exercise significant judgment are listed below.

Revenue Recognition:

We recognize revenue upon shipment of products to customers, when title has passed, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.  In the normal course of business, we enter into a number of contracts with customers under which we provide engineering services on a per project basis.  Revenue for these services is recognized upon completion of the engineering process, usually upon initial shipment of the product.  Revenues from repair services are recognized upon shipment of related equipment to customers.

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

Inventory Reserves:

Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or in excess of production needs.  These values are estimates and may differ from actual results.  We have an evaluation process that is used to assess the value of the inventory that is slow moving, excess or obsolete.  This process is reviewed quarterly.

Deferred Income Tax Valuation:

At March 21, 2005 and December 31, 2004, we have recorded U.S. deferred tax assets pertaining to the recognition of future deductible temporary differences.  We have not provided any valuation allowance with respect to these assets, as we believe their realization is “more likely than not.”  This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable, as well as various tax, business and other planning strategies available to us.  We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required.  The failure to utilize this asset would adversely affect our results of operations and financial position.

Long-Lived and Intangible Asset Impairment:

We evaluate long-lived assets and intangible assets with finite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances.  The evaluation is based on our projection of the undiscounted future operating cash flows of the underlying assets.  To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to its estimated fair value.

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows.  The estimates associated with the asset impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss.

Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our financial position as of March 31, 2005.  This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, changes in materials costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

(4.) Forward-Looking Statements

Those statements in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements generally will be accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “possible,” “potential,” “predict,” “project,” or other similar words that convey the uncertainty of future events or outcomes.  Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate.  Forward-looking statements involve a number of risks and uncertainties.  Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•      Volatility in the marketplace which may affect market supply and demand for our products;

•      Increased competition;

•      Changes in the reliability and efficiency of operating facilities or those of third parties;

•      Risks related to availability of labor;

•      Commodity and energy cost instability;

•      General economic, financial and business conditions that could affect our financial condition and results of operations.

The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us.  Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements.  All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the forgoing cautionary statements.  We undertake no obligations to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from what was reported on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

We evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We believe the deficiency, regarding our ability to forecast financial results accurately enough to determine expected compliance with debt covenants at future quarter ends, has been remedied by improving and expanding our monthly forecasting process put into place in the first week of June 2004.  At the August 13, 2004 discussion with the Chairman of the audit committee, KPMG stated that this deficiency did not in its view constitute a “material weakness” within the meaning of the standards established by the American Institute of Certified Public Accountants.

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

Nortech Systems Incorporated and Subsidiary

Date: May 3, 2005	by	/s/ Michael J. Degen

Michael J. Degen

President and Chief

Executive Officer

Date: May 3, 2005	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer