Form 10-Q
period 2005-06-30
NORTECH SYSTEMS INC
filed 2005-08-05
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

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

Number of shares of $.01 par value common stock outstanding at July 22, 2005 - 2,582,265

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

	JUNE 30 2005	DECEMBER 31 2004
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$548,248	$555,783
Accounts Receivable, Less Allowance for Uncollectible Accounts of $353,000 and $280,000, respectively	14,368,286	13,355,730
Inventories:
Raw Materials	11,209,454	10,662,571
Work In Process	2,909,189	2,418,850
Finished Goods	2,463,724	2,373,495
Reserves	(1,372,364)	(1,219,200)

Total Inventories	15,210,003	14,235,716

Prepaid Expenses	294,110	399,210
Income Taxes Receivable	26,116	351,369
Deferred Tax Assets	979,000	818,000

Total Current Assets	31,425,763	29,715,808

Property and Equipment
Land	151,800	151,800
Building and Leasehold Improvements	4,734,913	4,720,518
Manufacturing Equipment	7,399,091	7,222,437
Office and Other Equipment	3,317,363	3,010,793

Total Property and Equipment	15,603,167	15,105,548

Accumulated Depreciation	(9,267,297)	(8,681,033)

Net Property and Equipment	6,335,870	6,424,515

Other Assets
Deposits	11,012	11,012
Non-Compete, Net of Accumulated Amortization	406,287	603,267
Goodwill	75,006	75,006
Deferred Tax Assets	94,000	52,000

Total Other Assets	586,305	741,285

Total Assets	$38,347,938	$36,881,608

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

	JUNE 30 2005	DECEMBER 31 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Bank Note Payable	$6,927,235	$7,523,058
Current Maturities of Notes Payable	1,050,827	997,815
Checks Written in Excess of Bank Balance	1,014,000	950,000
Accounts Payable	7,493,017	5,602,913
Accrued Payroll and Commissions	2,361,420	2,375,939
Accrued Health and Dental Claims	370,956	250,330
Other Accrued Liabilities	518,926	265,762

Total Current Liabilities	19,736,381	17,965,817

Long-Term Liabilities
Notes Payable (Net of Current Maturities)	2,836,779	3,399,210
Total Liabilities	22,573,160	21,365,027

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,582,265 Shares Issued and Outstanding at June 30, 2005; 2,582,147 Shares Issued and Outstanding at December 31, 2004	25,823	25,821
Additional Paid-In Capital	14,119,262	14,118,658
Accumulated Other Comprehensive Loss	(20,991)	(40,729)
Retained Earnings	1,400,684	1,162,831

Total Shareholders’ Equity	15,774,778	15,516,581

Total Liabilities and Shareholders’ Equity	$38,347,938	$36,881,608

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

JUNE 30, 2005 AND 2004

(UNAUDITED)

	JUNE 30 2005	JUNE 30 2004

Net Sales	$20,562,916	$18,028,197

Cost of Goods Sold	17,974,470	16,014,274

Gross Profit	2,588,446	2,013,923

Operating Expenses:
Selling Expenses	936,709	892,747
General and Administrative Expenses	1,275,942	942,431
Total Operating Expenses	2,212,651	1,835,178

Income From Operations	375,795	178,745

Other Income (Expense)
Interest Income	415	25,387
Miscellaneous Expense, net	(8,849)	54,920
Interest Expense	(161,400)	(89,068)
Total Other Expense	(169,834)	(8,761)

Income Before Income Taxes	205,961	169,984

Income Tax Expense	67,000	65,000

Net Income	$138,961	$104,984

Earnings Per Common Share:

Basic	$0.05	$0.04
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,582,222	2,550,391

Diluted	$0.05	$0.04
Weighted Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,610,040	2,600,086

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED

JUNE 30, 2005 AND 2004

(UNAUDITED)

	JUNE 30 2005	JUNE 30 2004

Net Sales	$39,630,418	$33,074,282

Cost of Goods Sold	34,677,439	29,460,088

Gross Profit	4,952,979	3,614,194

Operating Expenses:
Selling Expenses	1,801,937	1,482,170
General and Administrative Expenses	2,459,914	1,738,105
Total Operating Expenses	4,261,851	3,220,275

Income From Operations	691,128	393,919

Other Income (Expense)
Interest Income	779	26,682
Miscellaneous Expense, net	(14,522)	41,003
Interest Expense	(302,532)	(222,571)
Total Other Expense	(316,275)	(154,886)

Income Before Income Taxes	374,853	239,033

Income Tax Expense	137,000	91,000

Net Income	$237,853	$148,033

Earnings Per Common Share:

Basic	$0.09	$0.06
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,582,185	2,545,028

Diluted	$0.09	$0.06
Weighted Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,609,879	2,599,782

See Accompanying Condensed Notes to Consolidated Financial Statement

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2005 AND 2004

(Unaudited)

	JUNE 30 2005	JUNE 30 2004
Cash Flows From Operating Activities
Net Income	$237,853	$148,033
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	783,244	504,299
Deferred Taxes	(203,000)	(67,000)
Foreign Currency Transaction Loss	14,254	14,441
Changes in Current Operating Items:
Accounts Receivable	(1,012,556)	(351,307)
Inventories	(974,287)	(2,953,793)
Income Taxes Receivable	325,253	137,822
Prepaid Expenses and Other Assets	105,100	92,813
Accounts Payable	1,890,104	2,449,893
Accrued Payroll and Commissions	106,107	238,934
Other Accrued Liabilities	253,164	79,415

Net Cash Provided by Operating Activities	1,525,236	293,550

Cash Flows from Investing Activities:
Acquisition of Equipment	(482,778)	(525,691)

Cash Flows from Financing Activities:
Net Change in Line of Credit	(595,823)	1,060,445
Payments on Notes and Capital Lease Payable	(509,419)	(129,183)
Issuance of Stock	606	21,750
Checks in Excess of Bank Balance	64,000	—

Net Cash Provided by (Used in) Financing Activities	(1,040,636)	953,012

Effect of Exchange Rate Changes on Cash	(9,357)	(3,683)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,535)	717,188

Cash and Cash Equivalents - Beginning	555,783	101,179

Cash and Cash Equivalents - Ending	$548,248	$818,367

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$161,533	$222,375
Cash paid (received) during the period for income taxes	—	186

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

Reclassification

Certain expenses on the consolidated statements of income for the three and six-month periods ended June 30, 2004 have been reclassified, with no effect on net income or earnings per common share amounts, to be consistent with the classifications adopted for the three and six-month periods ended June 30, 2005 (see December 31, 2004 consolidated financial statements for further discussion).

Stock Based Compensation

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” we elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation cost is recognized in our statement of income for options granted with exercise prices that are equal to the market values of the underlying common stock on the dates of grant.  Had compensation cost for the stock options been based on the estimated fair values at grant dates, our pro forma net income and net income per common share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$138,961	$104,984	$237,853	$148,033

Deduct: Total stock-based compensation expense, determined under fair value- based method for all awards, net of related tax effects	(34,843)	(25,935)	(65,613)	(51,869)

Pro forma net income	$104,118	$79,049	$172,240	$96,164

Earnings per share:

Basic – as reported	$0.05	$0.04	$0.09	$0.06

Basic – pro forma	$0.04	$0.03	$0.07	$0.04

Diluted – as reported	$0.05	$0.04	$0.09	$0.06

Diluted – pro forma	$0.04	$0.03	$0.07	$0.04

For the three-month and six-month periods ended June 30, 2005, we granted 20,000 stock options. The Company will be required to apply SFAS 123R as of the beginning of fiscal year 2006 (see Note 10).

Segment Reporting Information

Our results of operations for the three months and six months ending June 30, 2005 and 2004 represent a single segment referred to as Contract Manufacturing.  Export sales represent 4% of consolidated net sales for the three-month and six-month periods ending June 30, 2005 and 2004.

Long-lived assets by country are as follows:

	United States	Mexico	Total
June 30, 2005
Net Property and Equipment	$5,636,343	$699,527	$6,335,870
Other Assets	192,709	393,596	586,305

December 31, 2004
Net Property and Equipment	$5,755,401	$669,114	$6,424,515
Other Assets	156,889	584,396	741,285

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

The accounting principles followed in the preparation of the financial information contained on Form 10-Q are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2004. Refer to our Annual Report on Form 10-K for detailed information on accounting policies.

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

On May 13, 2005, we negotiated new terms for a customer account, which is supported by a promissory note.  The balance on this account as of June 30, 2005 was $309,627 with full payment required by year-end.

Two customers accounted for more than 10% of net sales for the six-month period ended June 30, 2005, and one customer accounted for more than 10% of net sales for the same period in 2004.  For the six-month periods ended June 30, 2005 and 2004, G.E. Medical and Transportation Divisions accounted for 13% and 15% of net sales, respectively.  For the six-month period ended June 30, 2005, Northrop Grumman Corp. accounted for 10% of net sales.

NOTE 5. LONG TERM DEBT

We currently have an $8 million line of credit arrangement with a maturity date of January 31, 2007 at Wells Fargo Bank, N.A. (WFB). The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  On June 30, 2005, we had an outstanding balance of $6.9 million under the line of credit and unused availability of $1.1 million.

NOTE 6. NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic Earnings Per Common Share
Net income, as reported	$138,961	$104,984	$237,853	$148,033

Weighted average common shares outstanding	2,582,222	2,550,391	2,582,185	2,545,028

Basis earnings per common share	$0.05	$0.04	$0.09	$0.06

Diluted Earnings Per Common Share
Net income, as reported	$138,961	$104,984	$237,853	$148,033

Weighted average common shares outstanding	2,582,222	2,550,391	2,582,185	2,545,028
Effect of Stock options	27,818	49,695	27,694	54,754
Weighted average common shares for diluted earnings per common share	2,610,040	2,600,086	2,609,879	2,599,782

Diluted earnings per common share	$0.05	$0.04	$0.09	$0.06

For the three-month and six-month periods ended June 30, 2005, 50,263 shares and 98,240 shares, respectively, were excluded from the computation of diluted earnings per share as these shares were antidilutive.  For the three-month and six-month periods ended June 30, 2004, 7,427 and 8,523 shares, respectively, were excluded from the computation of diluted earnings per share as these shares were antidilutive.

NOTE 7. FOREIGN CURRENCY TRANSLATION

Local currency is considered the functional currency for operations outside the United States.  Assets and liabilities are translated at period-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the period.  Translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders’ equity.  Foreign currency exchange transaction gains and losses attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in Miscellaneous Income (Expense).  For the six-month period ended June 30, 2005 and 2004, we experienced foreign currency transaction losses of $14,254 and $14,441, respectively.  The Mexican peso is the only foreign currency being translated.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income, as reported	$138,961	$104,984	$237,853	$148,033

Other Comprehensive Income (Loss):
Currency Translation Adjustment	19,738	(7,119)	19,738	(7,119)

Comprehensive Income	$158,699	$97,865	$257,591	$140,914

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment to ARB No. 43, Chapter 4.  The amendments made by SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges.  This statement requires the allocation of fixed production overhead to inventory based on the normal capacity of production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe the adoption of SFAS No. 151 will have a material effect on our financial position or results of operations.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections.  This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, Statement 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  Statement 154 also requires accounting for a change in method of depreciating or amortizing a long-lived nonfinancial asset as a change in estimate (prospectively) effected by a change in accounting principle.  Further, the Statement requires that correction of errors in previously issued financial statements be termed a “restatement.”  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  We do not believe the adoption of FASB Statement 154 will have a material effect on our financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No.47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations.  FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for us in fiscal 2006.  We do not expect adoption of FIN 47 to have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

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

Summary:

For the second quarter ended June 30, 2005, we reported net sales of $20.6 million, up 14 percent over the $18.0 million we reported in the second quarter of 2004.  The second quarter gross profit percentage for 2005 was 13% compared to 11% for the second quarter of 2004.  Income from operations for the second quarter of 2005 totaled $375,795, an increase of 110% above the $178,745 reported in the second quarter of 2004.  Net income for the second quarter of 2005 totaled $138,961, or $0.05 per diluted common share and was above the $104,984, or $0.04 per diluted common share, reported in the second quarter of 2004.  The increased volume in the second quarter of 2005, coupled with a favorable product and customer mix positively impacted our gross profit.  This improvement in gross profit along with relatively constant operating expenses resulted in improved operating income and net income.

For the six-month period ended June 30, 2005, we had net sales of $39.6 million, up 20 percent over the $33.1 million we reported for the six months ended June 30, 2004. The gross profit for the six-month period ended June 30, 2005 of $5.0 million or 12% of net sales showed an increase of $1.3 million or a 2% improvement over the six-month period ended June 30, 2004, as a result of our product and customer mix and increased volume absorption.  Income from operations of $691,128 for the six-months of 2005 increased 75% from the $393,919, reported in the first six months of 2004.  Net income for the six-month period ended June 30, 2005, totaled $237,853, or $0.09 per diluted common share and was above the $148,033, or $0.06 per diluted common share, reported in the six-month period ended June 30, 2004.  Again, the improvement in profitability from 2004 was attributable to improved gross margins as well as the maintenance of operating expenses at constant levels.

(1.)        Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Sales	100%	100%	100%	100%
Cost of Good Sold	87%	89%	88%	90%
Gross Profit	13%	11%	12%	10%

Selling Expenses	5%	5%	4%	4%
General and Administrative Expenses	6%	5%	6%	5%
Income from Operations	2%	1%	2%	1%

Other Expenses, Net	1%	0%	1%	0%
Income Tax Expense	0%	0%	0%	0%
Net Income	1%	1%	1%	1%

Net Sales:

We reported net sales of $20.6 million and $18.0 million for the second quarter of June 30, 2005 and 2004, respectively, a 14% increase year over year. For the six months ended June 30, 2005 and 2004, we reported net sales of $39.6 million and $33.1 million for an increase of 20%.  The increase in net sales of $2.6 million and $6.5 million for both the current quarter and year-to-date, is primarily due to increased sales volume in our Aerospace Systems Division of $1.9 million and $5.5 million, respectively, Industrial Electronic Printed Circuit Board Assemblies Division of $0.5 million and $1.5 million, respectively and an increase in sales of Commercial Wire and Cable Division of $0.2 million for the current quarter.  For the six-month period ended June 30, 2005, we saw a decrease in Commercial Wire and Cable sales of $0.5 million compared to the same period in 2005.  Our Commercial Wire and Cable Division’s sales continue to be negatively impacted by competitive pricing pressures from overseas competition, and domestic excess capacity levels.  Our 90-day order backlog was approximately $17.6 million as of June 30, 2005, compared to approximately $14.6 million at the beginning of the quarter.  Based on current trends we expect the third quarter to have similar sales levels as the second quarter.

Gross Profit:

Our gross profit for the second quarter of 2005 was $2.6 million or 13% of net sales compared to gross profit of $2.0 million or 11% of net sales for the second quarter of 2004.  For the six months ended June 30, 2005, we had gross profit of $5.0 million or 12% of net sales compared to gross profit of $3.6 million or 10% of net sales for the same period in 2004.  The gross profit, for both the current quarter and year-to-date, was impacted by a favorable product and customer mix, as well as increased volume absorption.

Selling Expense:

We had selling expenses of $936,709 or 5% of net sales for the second quarter of 2005 compared to $892,747 or 5% of net sales for the second quarter of 2004.  For the six months ended June 30, 2005, we had selling expenses of $1.8 million or 4% of net sales compared to $1.5 million or 4% of net sales for the same period in 2004.  Comparing the second quarter of 2005 to the second quarter of 2004, the increase in selling expenses of $43,962 resulted from an increase in commissions of $94,151, which was offset by a reduction in other selling expenses of $50,189.  Comparing the first six months of 2005 to the first six months of 2004, the increase in selling expenses of $319,767 resulted from an increase in commissions of $266,037 and an increase in other selling expenses of $53,730. We continue to invest in our sales force and brand in order to maintain a high level of customer service and continue the revenue growth.

General and Administrative Expense:

Our general and administrative expenses were $1,275,942 or 6% of net sales for the second quarter of 2005 and $942,431 or 5% of net sales for the second quarter of June 30, 2004.  The increase in general and administrative expenses is attributable in part to the increased investment in infrastructure, primarily additional personnel, of $240,000 to support the current growth trends and corporate shared services (i.e. accounting, information services, and human resources) of $32,000.  In addition, outside service costs increased $61,000 and related to process improvements and increased compliance requirements including Sarbanes-Oxley requirements.  For the six months ended June 30, 2005, we had general and administrative expenses of $2.5 million or 6% of net sales compared to $1.7 million or 5% of net sales for the same period in 2004.  As previously described above, the increase in general and administrative expenses resulted from the investment in infrastructure of $0.4 million, corporate shared services of $0.1 million and outside service costs related to process improvements and increased compliance requirements of $0.3 million.

Other Expense:

Other expenses, net were $169,834 for the quarter ended June 30, 2005 compared to $8,761 for the second quarter of 2004.  For the six months ended June 30, 2005, other expenses, net were $316,275 compared to $154,886 for the same period in 2004.  The increase in other expenses is due, in part, to an increase in interest expense of $72,332 and $79,961 for the three months and six months ended June 30, 2005, respectively.  Interest expense increased as a result of higher interest rates.  Interest income from the previous year’s income tax refund has decreased by $24,972 and $25,903 for the three months and six months ended June 30, 2005, respectively.  The remaining other income decreased as a result of the modification of the commission agreement with our overseas partner.

Income Tax:

Income tax expense for the three months ended June 30, 2005 is $67,000 compared to an income tax expense of $65,000 for the three months ended June 30, 2004.  For the six months ended June 30, 2005, income tax expenses were $137,000 compared to $91,000 for the same period in 2004.  The effective tax rate for 2005 is expected to approximate 36.5%, comprised of an effective rate of 33% for domestic federal and state taxes and 3.5% for foreign taxes.  The effective tax rate for 2004 was 31%, comprised of an effective rate of 28.5% for domestic federal and state taxes and 2.5% for foreign taxes.  While additional Research & Development Tax Credits are anticipated in 2005, we continue to see an overall decrease in the benefit derived from these credits, resulting in a higher effective domestic tax rate. In addition, the effective rate for foreign taxes decreased from 7% in the first quarter of 2005 due to a federal decree in Mexico, which reduced the revenue of the Mexico subsidiary that is subject to Mexico taxes.

(2.) Liquidity and Capital Resources:

We have financed our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through Wells Fargo Bank, N.A. (WFB).  We currently have an $8 million line of credit arrangement with a maturity date of January 31, 2007. The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  On June 30, 2005, we had an outstanding balance of $6.9 million under the line of credit and unused availability of $1.1 million.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

Our line of credit is classified as a current liability as of June 30, 2005 and December 31, 2004.  At December 31, 2003 and 2002, the line of credit was classified as a long-term liability.  Therefore, in order to present the following ratios as comparable to the prior periods, the line of credit at December 31, 2003 and 2002 has been included in the current liabilities to compute the ratios below to make the comparisons below more meaningful.

	June 30, 2005	December 31, 2004	December 31, 2003*	December 31, 2002*

Current Ratio	1.59	1.65	1.80	1.80
(Current Assets / Current Liabilities)
Working Capital	$11,689,382	$11,749,991	$10,816,072	$9,843,203
(Current Assets – Current Liabilities)
Quick Ratio	0.76	0.77	0.81	0.65
(Cash + Accounts Receivable / Current Liabilities)
Accounts Receivable to Working Capital	1.19	1.03	0.85	0.85
(Average Accounts Receivable/ Working Capital)
Inventory to Working Capital	1.26	1.10	1.11	1.26
(Average Inventory/ Working Capital)

* Line of credit debt reclassified to current liabilities as noted in above comments.

Our working capital remained consistent at approximately $11.7 million at December 31, 2004 and June 30, 2005. The revenue growth has caused a build up in inventory and accounts receivable, impacting the ratios.  We are taking action and implementing initiatives to improve our working capital position by lowering inventory levels and continued efforts to collect the accounts receivable in terms.

Net cash provided by operating activities for the six months ended June 30, 2005 was $1.5 million; an improvement over the net cash used in operating activities of $0.3 million for the six months ended June 30, 2004.  The cash flow from operations for the six months ended June 30, 2005 is the result of net income of $0.2 million adjusted for noncash depreciation, amortization, foreign currency transaction loss, and the change in deferred taxes, which totaled $0.5 million in positive adjustments, plus a net change in operating assets and liabilities of $0.6 million.  Sales growth has increased our balances in accounts receivable, inventory and accounts payable.

Net cash used in investing activities of $482,778 for the first six months of 2005 is down from $525,691 spent on capital equipment purchases in the first six months of 2004.  The 2005 investments related to software for corporate shared services, which enables us to meet additional compliance requirements, and equipment to support our growth activities.

Net cash used in financing for the six months ended June 30, 2005 was $1,040,636, consisting primarily of paying down the line of credit by $595,823 and principal on notes payable of $509,419, which was offset by an increase in checks in excess of cash.

We believe that our future financial requirements can be met with funds generated from the operating activities and our operating line of credit.  Set forth below is information about our long-term contractual obligations outstanding as of June 30, 2005. Refer to the Annual Report on Form 10-K for detailed information on our long-term contractual obligations.

	Payments Due by Period
	Remainder of 2005	2 - 3 Yrs	4 - 5 Yrs
Notes Payable	$501,029	$3,362,737	$23,840
Operating Leases	120,901	311,651	60,708
Total Contractual Obligations	$621,930	$3,674,388	$84,548

(3.) Critical Accounting Policies:

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

Allowance for Uncollectible Accounts:

We evaluate our allowance for uncollectible accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility.  We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and experience.  We reserve accounts deemed to be uncollectible in the quarter in which we make the determination.  We maintain additional reserves based on our historical bad debt experience. We believe these estimates may differ from actual results. We believe that, based on past history and credit policies, the net accounts receivable are of good quality.

Inventory Valuation and Reserves:

Inventories are stated at the lower of cost (first-in, first out method) or market (based on the lower of replacement cost or net realizable value).  Costs include material, labor, and overhead required in the warehousing and production of our products.  Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or in excess of production needs.  These estimates may differ from actual results.  We have an evaluation process that is used to assess the value of the inventory by part and customer that is slow moving, excess or obsolete.  This process is reviewed and evaluated quarterly.

Deferred Income Tax Valuation:

At June 30, 2005 and December 31, 2004, we have recorded U.S. deferred tax assets pertaining to the recognition of future deductible temporary differences.  We have not provided any valuation allowance with respect to these assets, as we believe their realization is “more likely than not.”  This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable, as well as various tax, business and other planning strategies available to us.  We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required.  The failure to utilize this asset would adversely affect our results of operations and financial position.

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

Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our financial position as of June 30, 2005.  This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, changes in materials costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

(4.) Forward-Looking Statements:

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

•                  Increase in certain raw material costs such as copper;

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

ITEM 4. CONTROLS AND PROCEDURES

We evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Nortech Systems Incorporated and Subsidiary

Date: August 4, 2005	by	/s/ Michael J. Degen

Michael J. Degen

President and Chief Executive Officer

Date: August 4, 2005	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer