Form 10-Q
period 2005-09-30
NORTECH SYSTEMS INC
filed 2005-11-04
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices: 1120 Wayzata Blvd E., Suite 201, Wayzata, MN 55391

Telephone number: (952) 345-2277

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

Number of shares of $.01 par value common stock outstanding at October 31, 2005 - 2,582,318

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	SEPTEMBER 30	DECEMBER 31
	2005	2004
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$612,793	$555,783
Accounts Receivable, Less Allowance for Uncollectible Accounts of $247,000 and $280,000, respectively	13,999,603	13,355,730
Inventories:
Raw Materials	10,407,032	10,662,571
Work In Process	3,095,077	2,418,850
Finished Goods	2,198,219	2,373,495
Reserves	(1,167,269)	(1,219,200)

Total Inventories	14,533,059	14,235,716

Prepaid Expenses	303,036	399,210
Income Taxes Receivable	—	351,369
Deferred Income Tax Assets	895,000	818,000

Total Current Assets	30,343,491	29,715,808

Property and Equipment
Land	151,800	151,800
Building and Leasehold Improvements	4,775,476	4,720,518
Manufacturing Equipment	7,448,505	7,222,437
Office and Other Equipment	3,439,907	3,010,793

Total Property and Equipment	15,815,688	15,105,548

Accumulated Depreciation	(9,563,394)	(8,681,033)

Net Property and Equipment	6,252,294	6,424,515

Other Assets
Finite Life Intangibles	307,797	603,267
Goodwill	75,006	75,006
Deferred Income Tax Assets	146,000	52,000
Deposits	11,012	11,012

Total Other Assets	539,815	741,285

Total Assets	$37,135,600	$36,881,608

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	SEPTEMBER 30	DECEMBER 31
	2005	2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Bank Note Payable	$7,144,396	$7,523,058
Current Maturities of Notes Payable	1,281,642	997,815
Checks Written in Excess of Bank Balance	965,000	950,000
Accounts Payable	5,677,833	5,602,913
Accrued Payroll and Commissions	2,364,585	2,375,939
Accrued Health and Dental Claims	318,253	250,330
Income Taxes Payable	94,782	—
Other Accrued Liabilities	300,179	265,762

Total Current Liabilities	18,146,670	17,965,817

Long-Term Liabilities
Notes Payable (Net of Current Maturities)	2,964,120	3,399,210
Total Liabilities	21,110,790	21,365,027

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,582,318 Shares Issued and Outstanding at September 30, 2005; 2,582,147 Shares Issued and Outstanding at December 31, 2004	25,823	25,821
Additional Paid-In Capital	14,119,563	14,118,658
Accumulated Other Comprehensive Loss	(31,617)	(40,729)
Retained Earnings	1,661,041	1,162,831

Total Shareholders’ Equity	16,024,810	15,516,581

Total Liabilities and Shareholders’ Equity	$37,135,600	$36,881,608

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	SEPTEMBER 30	SEPTEMBER 30
	2005	2004

Net Sales	$20,919,151	$19,189,852

Cost of Goods Sold	18,364,908	16,621,178

Gross Profit	2,554,243	2,568,674

Operating Expenses:
Selling Expenses	794,094	1,038,061
General and Administrative Expenses	1,169,536	989,037
Total Operating Expenses	1,963,630	2,027,098

Income From Operations	590,613	541,576

Other Income (Expense)
Interest Income	676	221
Miscellaneous Expense, net	(29,229)	(38,208)
Interest Expense	(148,703)	(128,150)
Total Other Expense	(177,256)	(166,137)

Income Before Income Taxes	413,357	375,439

Income Tax Expense	153,000	139,000

Net Income	$260,357	$236,439

Earnings Per Common Share:

Basic	$0.10	$0.09
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,582,292	2,573,135

Diluted	$0.10	$0.09
Weighted Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,622,108	2,608,294

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	SEPTEMBER 30	SEPTEMBER 30
	2005	2004

Net Sales	$60,549,569	$52,264,134

Cost of Goods Sold	53,042,347	46,081,267

Gross Profit	7,507,222	6,182,867

Operating Expenses:
Selling Expenses	2,596,031	2,344,431
General and Administrative Expenses	3,629,450	2,902,942
Total Operating Expenses	6,225,481	5,247,373

Income From Operations	1,281,741	935,494

Other Income (Expense)
Interest Income	1,455	1,903
Miscellaneous Income (Expense), net	(43,751)	27,796
Interest Expense	(451,235)	(350,721)
Total Other Expense	(493,531)	(321,022)

Income Before Income Taxes	788,210	614,472

Income Tax Expense	290,000	230,000

Net Income	$498,210	$384,472

Earnings Per Common Share:

Basic	$0.19	$0.15
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,582,221	2,554,466

Diluted	$0.19	$0.15
Weighted Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,613,956	2,602,688

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	SEPTEMBER 30	SEPTEMBER 30
	2005	2004
Cash Flows From Operating Activities
Net Income	$498,210	$384,472
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	885,278	538,742
Amortization	295,470	289,286
Deferred Taxes	(171,000)	(33,000)
Foreign Currency Transaction (Gain) Loss	45,650	(4,417)
Changes in Current Operating Items:
Accounts Receivable	(643,873)	(1,494,055)
Inventories	(297,343)	(2,865,170)
Prepaid Expenses and Other Assets	96,174	158,848
Income Taxes Receivable	446,151	246,318
Accounts Payable	74,920	1,652,600
Accrued Payroll and Commissions	56,569	1,005,098
Other Accrued Liabilities	34,417	(5,581)

Net Cash Provided by (Used in) Operating Activities	1,320,623	(126,859)

Cash Flows from Investing Activities:
Acquisition of Equipment	(706,039)	(889,445)

Cash Flows from Financing Activities:
Net Change in Line of Credit	(378,662)	549,512
Proceeds from Notes Payable	636,502	788,944
Payments on Notes and Capital Lease Payable	(787,765)	(668,978)
Issuance of Stock	907	21,750
Checks in Excess of Bank Balance	15,000	738,103

Net Cash Provided by (Used in) Financing Activities	(514,018)	1,429,331

Effect of Exchange Rate Changes on Cash	(43,556)	(558)

Net Increase in Cash and Cash Equivalents	57,010	412,469

Cash and Cash Equivalents - Beginning	555,783	101,179

Cash and Cash Equivalents - Ending	$612,793	$513,648

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$451,175	$350,417
Cash paid (received) during the period for income taxes	—	186

Supplemental schedule of noncash financing activity:
Common Stock Issued in Payment of Notes Payable	$—	$600,000

See Accompanying Condensed Notes to Consolidated Financial Statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading.  These statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.  The operating results of the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Reclassification

Certain expenses on the consolidated statements of income for the three and nine-month periods ended September 30, 2004 have been reclassified, with no effect on net income or earnings per common share amounts, to be consistent with the classifications adopted for the three and nine-month periods ended September 30, 2005.

Stock Based Compensation

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” we elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation cost is recognized in our consolidated statements of income for options granted with exercise prices that are equal to the market values of the underlying common stock on the dates of grant.  Had compensation cost for the stock options been based on the estimated fair values at grant dates, our pro forma net income and net income per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$260,357	$236,439	$498,210	$384,472
Deduct: Total stock-based compensation expense, determined under fair value-based method for all awards, net of related tax effects	(32,807)	(25,934)	(98,420)	(77,803)

Pro forma net income	$227,550	$210,505	$399,790	$306,669
Earnings per share:
Basic – as reported	$0.10	$0.09	$0.19	$0.15
Basic – pro forma	$0.09	$0.08	$0.15	$0.12
Diluted – as reported	$0.10	$0.09	$0.19	$0.15
Diluted – pro forma	$0.09	$0.08	$0.15	$0.12

For the three-month period ended September 30, 2005, we granted no stock options. For the nine-month period ended September 30, 2005, we granted 20,000 stock options.  We will be required to apply SFAS 123R as of the beginning of fiscal year 2006 (see Note 9).

Segment Reporting Information

Our results of operations for the three months and nine months ending September 30, 2005 and 2004 represent a single segment referred to as Contract Manufacturing.  Export sales represent 6% and 7% of consolidated net sales for the three-month periods ended September 30, 2005 and 2004, respectively.  For both the nine-month periods ended September 30, 2005 and 2004, export sales represent 5% of consolidated net sales.

Long-lived assets by country are as follows:

	United States	Mexico	Total
September 30, 2005
Net Property and Equipment	$5,570,868	$681,426	$6,252,294
Other Assets	241,619	298,196	539,815

December 31, 2004
Net Property and Equipment	$5,755,401	$669,114	$6,424,515
Other Assets	156,889	584,396	741,285

Finite Life Intangible Assets

Finite life intangible assets at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005
	Estimated	Gross	Accumulated	Net Book
	Lives	Carrying	Amortization	Value
	(Years)	Amount	Amount	Amount
Non-Compete	4	$1,526,384	$1,240,200	$286,184
Other Intangibles	3	37,059	15,446	21,613
Totals		$1,563,443	$1,255,646	$307,797

	December 31, 2004
	Estimated	Gross	Accumulated	Net Book
	Lives	Carrying	Amortization	Value
	(Years)	Amount	Amount	Amount
Non-Compete	4	$1,526,384	$954,000	$572,384
Other Intangibles	3	37,059	6,176	30,883
Totals		$1,563,443	$960,176	$603,267

Amortization expense related to these assets is as follows:

Quarter ended September 30, 2005	$98,490
Quarter ended September 30, 2004	98,486
Nine months ended September 30, 2005	295,470
Nine months ended September 30, 2004	289,286

Estimated amortization expense related to these assets is as follows:

2005	$394,000
2006	203,000
2007	6,000

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

The accounting principles followed in the preparation of the consolidated financial information contained on Form 10-Q are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2004. Refer to our Annual Report on Form 10-K for detailed information on accounting policies.

NOTE 4. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable.  With regard to cash, we maintain our excess cash balances in checking accounts at three financial institutions.  We do not require collateral on our receivables.  Historically, we have not suffered significant losses with respect to trade accounts receivable.

On May 13, 2005, we negotiated new terms for a customer account, which is supported by a promissory note.  The balance on this account as of September 30, 2005 was $309,627 with full payment required by December 31, 2005.

Two customers accounted for more than 10% of net sales for the nine-month period ended September 30, 2005, and one customer accounted for more than 10% of net sales for the same period in 2004.  For the nine-month periods ended September 30, 2005 and 2004, G.E. Medical and Transportation Divisions accounted for 16% and 15% of net sales, respectively.  Accounts receivable from G.E. Medical and Transportation Divisions at September 30, 2005 and 2004, represented 21% and 22% of total accounts receivable, respectively.  For the nine-month period ended September 30, 2005, Northrop Grumman Corp. accounted for 10% of net sales.  Accounts receivable from Northrop Grumman Corp. at September 30, 2005 represented 9% of total accounts receivable.

NOTE 5. LONG TERM DEBT

We currently have an $8 million line of credit arrangement with a maturity date of January 31, 2007 at Wells Fargo Bank, N.A. (WFB). The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  On September 30, 2005, we had an outstanding balance of $7.1 million under the line of credit and unused availability of $0.9 million.

On August 2, 2005, we received $636,502 in exchange for a promissory note payable to WFB bearing an annual interest rate of 6.3%, payable over 36 monthly installments, maturing on July 15, 2008.  The collateral for the promissory note is comprised of equipment purchases.

NOTE 6. NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic Earnings Per Common Share
Net income, as reported	$260,357	$236,439	$498,210	$384,472
Weighted average common shares outstanding	2,582,292	2,573,135	2,582,221	2,554,466

Basis earnings per common share	$0.10	$0.09	$0.19	$0.15

Diluted Earnings Per Common Share
Net income, as reported	$260,357	$236,439	$498,210	$384,472

Weighted average common shares outstanding	2,582,292	2,573,135	2,582,221	2,554,466
Effect of Stock options	39,816	35,159	31,735	48,222
Weighted average common shares for diluted earnings per common share	2,622,108	2,608,294	2,613,956	2,602,688

Diluted earnings per common share	$0.10	$0.09	$0.19	$0.15

For the three-month and nine-month periods ended September 30, 2005, 33,556 shares and 131,796 shares, respectively, were excluded from the computation of diluted earnings per common share as these shares were antidilutive.  For the three-month and nine-month periods ended September 30, 2004, 33,111 and 42,037 shares, respectively, were excluded from the computation of diluted earnings per common share as these shares were antidilutive.

NOTE 7. FOREIGN CURRENCY TRANSLATION

Local currency is considered the functional currency for operations outside the United States.  Assets and liabilities are translated at period-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the period.  Translation adjustments are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.  Foreign currency exchange transaction gains and losses attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in Miscellaneous Income (Expense).  For the nine-month period ended September 30, 2005, we experienced a foreign currency transaction loss of $45,650.  For the nine-month period ended September 30, 2004, we experienced a foreign currency transaction gain of $4,417.  The Mexican peso is the only foreign currency being translated.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Income, as reported	$260,357	$236,439	$498,210	$384,472

Other Comprehensive Income (Loss):
Currency Translation Adjustment	(10,626)	(10,704)	9,112	(17,823)

Comprehensive Income	$249,731	$225,735	$507,322	$366,649

NOTE 9.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”.  This statement revises Statement No. 123, “Accounting for Stock-Based Compensation”, and requires companies to expense the value of employee stock options and similar awards using the fair value method.  The effective date of this standard is the first interim period of fiscal year 2006.  Although we have not fully analyzed the effect this new statement will have on our consolidated financial statements in the future, the pro forma net income effect of using the fair value method for the past three fiscal years is presented in Note 1 to our consolidated financial statements on Form 10-K.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, an amendment to ARB No. 43, Chapter 4.  The amendments made by SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges.  This statement requires the allocation of fixed production overhead to inventory based on the normal capacity of production facilities.  Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe the adoption of Statement No. 151 will have a material effect on our financial position or results of operations.

In March 2005, the FASB issued Interpretation No.47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations.  FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for us in fiscal 2006.  We do not expect adoption of FIN 47 to have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Wayzata, Minnesota based full-service Electronic Manufacturing service (EMS) provider of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries. Markets we serve include medical, automotive, defense, computer, peripheral, commercial, telecom, government, and consumer.  In Minnesota, we have facilities in Baxter, Bemidji, Fairmont and Merrifield. We also have facilities in Augusta, Wisconsin, and Monterrey, Mexico.

Summary:

For the third quarter ended September 30, 2005, we reported net sales of $20.9 million, up 9 percent over the $19.2 million we reported in the third quarter of 2004.  The third quarter gross profit percentage for 2005 was 12% compared to 13% for the third quarter of 2004.  Income from operations for the third quarter of 2005 totaled $590,613, an increase of 9% above the $541,576 reported in the third quarter of 2004.  Net income for the third quarter of 2005 totaled $260,357, or $0.10 per diluted common share and was above the $236,439, or $0.09 per diluted common share, reported in the third quarter of 2004.  The increased volume and profit in the third quarter of 2005 comes primarily from our Aerospace and Printed Circuit Board Assemblies Divisions, whose results offset the shortfalls experienced in our Cable and Wire Divisions.

For the nine-month period ended September 30, 2005, we had net sales of $60.5 million, up 16 percent over the $52.3 million we reported for the nine months ended September 30, 2004.  The gross profit for the nine-month period ended September 30, 2005 of $7.5 million or 12% of net sales showed an increase of $1.3 million or a 21% improvement over the nine-month period ended September 30, 2004, as a result of a more favorable product and customer mix.  Income from operations of $1.3 million for the nine-months of 2005 increased 37% from the $0.9 million reported in the first nine months of 2004.  Net income for the nine-month period ended September 30, 2005, totaled $498,210, or $0.19 per diluted common share and was above the $384,472, or $0.15 per diluted common share, reported in the nine-month period ended September 30, 2004.

(1.)  Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Sales	100%	100%	100%	100%
Cost of Good Sold	88%	87%	88%	88%
Gross Profit	12%	13%	12%	12%

Selling Expenses	4%	5%	4%	4%
General and Administrative Expenses	5%	5%	6%	6%
Income from Operations	3%	3%	2%	2%

Other Expenses, Net	1%	1%	1%	1%
Income Tax Expense	1%	1%	0%	0%
Net Income	1%	1%	1%	1%

Net Sales:

We reported net sales of $20.9 million and $19.2 million for the third quarter ended September 30, 2005 and 2004, respectively, a 9% increase year over year. For the nine months ended September 30, 2005 and 2004, we reported net sales of $60.5 million and $52.3 million for an increase of 16%.  The increase in net sales of $1.7 million and $8.2 million for both the current quarter and year-to-date, respectively, is primarily due to increased sales volume in our Aerospace Systems Division of $0.8 million and $6.3 million, respectively, and our Industrial Electronic Printed Circuit Board Assemblies Division of $2.2 million and $3.7 million, respectively.  We saw decreases in sales of our Commercial Wire and Cable Divisions of $1.3 million and $1.7 million for the current quarter and year-to-date, respectively.  Our Commercial Wire and Cable Divisions’ sales continue to be negatively impacted by competitive pricing pressures from overseas competition and domestic excess capacity levels.  Our 90-day order backlog was approximately $22.5 million as of September 30, 2005, compared to approximately $17.6 million at the beginning of the quarter.  Based on current trends we expect the fourth quarter of 2005 to have similar to slightly higher sales levels than the third quarter of 2005.

Gross Profit:

Our gross profit for the third quarter of 2005 was $2.6 million or 12% of net sales compared to gross profit of $2.6 million or 13% of net sales for the third quarter of 2004.  For the nine months ended September 30, 2005, we had gross profit of $7.5 million or 12% of net sales compared to gross profit of $6.2 million or 12% of net sales for the same period in 2004.  The third quarter gross profit was negatively affected by volume shortfalls and underutilized plant capacity in both domestic and international Cable and Wire Divisions.  Also, higher energy and commodity costs are unfavorably impacting our gross profit.

Selling Expense:

We had selling expenses of $794,094 or 4% of net sales for the third quarter of 2005 compared to $1,038,061 or 5% of net sales for the third quarter of 2004.  Comparing the third quarter of 2005 to the third quarter of 2004, the decrease in selling expenses of $244,000 resulted from a decrease in commissions of $137,000 from a one time settlement in commission fees to a manufacturing sales representative and a reduction of $107,000 in marketing materials and other selling expenses.  For the nine months ended September 30, 2005, we had selling expenses of $2.6 million or 4% of net sales compared to $2.3 million or 4% of net sales for the same period in 2004.  Comparing the first nine months of 2005 to the first nine months of 2004, the increase in selling expenses of $252,000 resulted from an increase in commissions of $163,000 and an increase in other selling expenses of $89,000. We continue to invest in our sales force and brand in order to maintain a high level of customer service and support the revenue growth.

General and Administrative Expense:

Our general and administrative expenses were $1.2 million or 5% of net sales for the third quarter of 2005 and $1.0 million or 5% of net sales for the third quarter ended September 30, 2004.  The increase in general and administrative expenses is attributable in part to the increased investment in infrastructure, primarily additional personnel, of $0.2 million to support the growth and consolidation of corporate shared services (i.e. accounting, information services, and human resources).  For the nine months ended September 30, 2005, we had general and administrative expenses of $3.6 million or 6% of net sales compared to $2.9 million or 6% of net sales for the same period in 2004.  As previously described above, the increase in general and administrative expenses resulted from the investment in infrastructure of $0.5 million, corporate shared services and outside service costs related to process improvements and increased compliance requirements of $0.2 million.

Other Expense:

Other expenses, net were $177,256 for the quarter ended September 30, 2005 compared to $166,137 for the third quarter of 2004.  For the nine months ended September 30, 2005, net other expenses were $493,531 compared to $321,022 for the same period in 2004.  The majority of the variance is accounted for in the increase in interest expense which was $20,553 higher for the three months ended September 30, 2005, and an increase of $100,514 for the nine months, attributed to higher interest rates.

Income Tax:

Income tax expense for the three months ended September 30, 2005 is $153,000 compared to an income tax expense of $139,000 for the three months ended September 30, 2004.  For the nine months ended September 30, 2005, income tax expense was $290,000 compared to $230,000 for the same period in 2004.  The effective tax rate for 2005 is expected to approximate 36.8%, comprised of an effective rate of 33.3% for domestic federal and state taxes and 3.5% for foreign taxes.  The effective tax rate for 2004 was 31%, comprised of an effective rate of 28.5% for domestic federal and state taxes and 2.5% for foreign taxes.  While additional Research and Development Tax Credits are anticipated in 2005, we continue to see an overall decrease in the benefit derived from these credits, resulting in a higher effective domestic tax rate. In addition, the effective rate for foreign taxes decreased from 6.5% to 2.5% in the first quarter of 2005 due to a federal decree in Mexico, which reduced the revenue portion of the Mexico subsidiary that is subject to Mexico taxes.

(2.) Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through Wells Fargo Bank, N.A. (WFB).  We currently have an $8 million line of credit arrangement with a maturity date of January 31, 2007. The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  On September 30, 2005, we had an outstanding balance of $7.1 million under the line of credit and unused availability of $0.9 million.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

Our line of credit is classified as a current liability as of September 30, 2005 and December 31, 2004.  At December 31, 2003 and 2002, the line of credit was classified as a long-term liability.  Therefore, in order to present the following ratios as comparable to the prior periods, the line of credit at December 31, 2003 and 2002 has been included in the current liabilities to compute the ratios below to make the comparisons below more meaningful.

	September 30, 2005	December 31, 2004	December 31, 2003*	December 31, 2002*

Current Ratio	1.67	1.65	1.80	1.80
(Current Assets / Current Liabilities)
Working Capital	$12,196,821	$11,749,991	$10,816,072	$9,843,203
(Current Assets – Current Liabilities)
Quick Ratio	0.81	0.77	0.81	0.65
(Cash + Accounts Receivable / Current Liabilities)
Accounts Receivable to Working Capital	1.12	1.03	0.85	0.85
(Average Accounts Receivable/ Working Capital)
Inventory to Working Capital	1.18	1.10	1.11	1.26
(Average Inventory/ Working Capital)

* Proforma ratios since the line of credit debt has been reclassified to current liabilities as noted in above comments.

Our working capital as of September 30, 2005 was $12.2 million compared to $11.7 million at December 31, 2004. Our increases in both accounts receivable and inventories are the result of our growth in sales. We continue to take the necessary actions needed and implement initiatives to improve our working capital position by focusing on lowering inventory levels and collecting accounts receivable within terms.

Net cash provided by operating activities for the nine months ended September 30, 2005 was $1.3 million; an improvement over the net cash used in operating activities of $0.1 million for the nine months ended September 30, 2004.  The cash flow from operations for the nine months ended September 30, 2005 is the result of net income of $0.5 million adjusted for noncash depreciation, amortization, foreign currency transaction loss, and the change in deferred taxes, which totaled $1.1 million in positive adjustments, less the net change in operating assets and liabilities of $0.3 million.

Net cash used in investing activities of $706,039 for the first nine months of 2005 is down from $889,445 spent on capital equipment purchases in the first nine months of 2004.  The 2005 major investments are related to software for corporate shared services, which enables us to meet additional compliance requirements, and equipment to support our growth activities.

Net cash used in financing activities for the nine months ended September 30, 2005 was $513,449, consisting primarily of paying down the line of credit by $378,662 and principal on notes payable of

$787,765. A new promissory note payable of $636,502 was issued on August 2, 2005 to finance capital equipment purchases (See Note 5 for additional details).

We believe that our future financing requirements can be met with funds generated from the operating activities and our operating line of credit.  Set forth below is information about our long-term contractual obligations outstanding as of September 30, 2005. Refer to the Annual Report on Form 10-K for detailed information on our long-term contractual obligations and commitments.

	Remainder
	of 2005	2 - 3 Yrs	4 - 5 Yrs
Notes Payable	$310,080	$3,843,787	$91,895
Operating Leases	80,729	653,496	183,759
Equipment Purchase Commitments	200,000	—	—
Total Contractual Obligations and Commitments	$590,809	$4,497,283	$275,654

(3.) Critical Accounting Policies:

Our significant accounting policies and estimates are summarized in the footnotes to the annual consolidated financial statements.  Some of the most critical accounting policies and estimates that require us to exercise significant judgment are listed below.

Revenue Recognition:

We recognize revenue upon shipment of products to customers, when title has passed, all contractual obligations have been satisfied and collection of the resulting receivables are reasonably assured.  In the normal course of business, we enter into a number of contracts with customers under which we provide engineering services on a per project basis.  Revenue for these services is recognized upon completion of the engineering process, usually upon initial shipment of the product.  Revenues from repair services are recognized upon shipment of related equipment to customers.

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

Deferred Income Tax Valuation:

At September 30, 2005 and December 31, 2004, we have recorded U.S. deferred tax assets pertaining to the recognition of future deductible temporary differences.  We have not provided any valuation allowance with respect to these assets, as we believe their realization is “more likely than not.”  This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable, as well as various tax, business and other planning strategies available to us.  We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required.  The failure to utilize this asset would adversely affect our results of operations and financial position.

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

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our financial position as of September 30, 2005.  This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, changes in materials costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our borrowing activities used to maintain liquidity.  Our earnings have been affected by recent changes in interest rates on our floating interest rate debt because interest rates have risen over the past year while our utilization on our line of credit has remained stable.  Based on our current borrowings, an increase of 100 basis points in prevailing interest rates would increase our annual interest expense by less than $100,000.

We are exposed to currency exchange fluctuations related to our Mexico subsidiary; however, the Mexican peso continues to remain fairly stable.

ITEM 4. CONTROLS AND PROCEDURES

We evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Changes have been and will be made to our internal controls over financial reporting as a result of these efforts.  We are dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with its ongoing Section 404 assessment.  We are currently documenting and testing internal controls and considering whether any improvements are necessary for maintaining an effective control environment at the Company.  The evaluation of internal controls is being conducted under the direction of senior management in consultation with an independent third party consulting firm.  In addition, senior management is regularly discussing proposed improvements to the control environment with the Audit Committee.  We expect to assess controls and procedures on a regular basis and will continue to work to improve controls and procedures and educate and train employees on the existing controls and procedures in connection with the efforts to maintain an effective controls infrastructure at the Company.

PART II

ITEM 1.    LEGAL PROCEEDINGS

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

Nortech Systems Incorporated and Subsidiary

Date: November 3, 2005	by	/s/ Michael J. Degen

Michael J. Degen

President and Chief

Executive Officer

Date: November 3, 2005	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer