Form 10-K
period 2005-12-31
NORTECH SYSTEMS INC
filed 2006-03-09
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Common Stock, Par Value $.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $6.31 per share, was $7,611,210 on June 30, 2005.

Shares of common stock outstanding at March 6, 2006: 2,618,197.

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of the Annual Report on Form 10-K:

Parts of Annual Report on Form 10-K	Documents Incorporated by Reference
Part III
Item 10	Reference is made to the Registrant’s proxy statements to be used in connection
11	with the 2005 Annual Shareholders’ Meeting and filed with the Securities and
12	Exchange Commission no later than April 30, 2006
13

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED
ANNUAL REPORT ON FORM 10K
TABLE OF CONTENTS

		PAGE
PART I
Item 1.	Business	4-7
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
PART II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis	11-17
Item 7a	Quantitative and Qualitative Disclosure about Market Risk	18
Item 8.	Consolidated Financial Statements and Supplemental Data	19-44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44-45
Item 9A.	Controls and Procedures	45
Item 9B.	Other Information	45
PART III
Item 10.	Directors and Executive Officers of the Registrant	45
Item 11.	Executive Compensation	45
Item 12.	Security Ownership of Certain Beneficial Owners and Management	45-46
Item 13.	Certain Relationships and Related Transactions	46
Item 14.	Principal Accountant Fees and Services	46
PART IV
Item 15.	Exhibits, Consolidated Financial Statement Schedules	46-47
	Signatures	48
	Index to Exhibits	49

NORTECH SYSTEMS INCORPORATED
FORM 10-K
For the Year Ended December 31, 2005
PART   I

ITEM 1.   BUSINESS

DESCRIPTION OF BUSINESS

We are a Minnesota corporation organized in December 1990, filing annual reports, quarterly reports, proxy statements, and other documents with the Securities Exchange Act of 1934 (Exchange Act). Prior to December 1990, we operated as DSC Nortech, Inc., who filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code during 1990. The business and assets of DSC Nortech, Inc. were transferred to us during 1990.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 340 Fifth Street N.W., Washington, D.C. 20549. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, who file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We make available free of charge through our Internet website (http://www.nortechsys.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Press Releases, and Current Reports on Form 8-K.

GENERAL

We are an EMS (Electronic Manufacturing Service) contract manufacturing company with our headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. We maintain manufacturing facilities in Minnesota including Bemidji, Fairmont, Blue Earth, Baxter, and Merrifield as well as Augusta, Wisconsin, and Monterrey, Mexico. We manufacture wire harness and cable assemblies, electronic sub-assemblies, and printed circuit board assemblies. We provide value added services and technical support including design, testing, prototyping and supply chain management. The majority of our revenue is derived from products built to the customer’s design specifications.

We provide a high degree of manufacturing expertise using statistical process controls to ensure product quality, total supply chain solution techniques and the systems necessary to effectively manage the business. This level of sophistication enables us to attract major original equipment manufacturers (OEMs) and to expand and diversify our customer base.  Our strategy is to develop a customer base across several markets to avoid the effects of fluctuations within a given industry. The major markets we serve are Industrial Equipment, Medical, Military/Defense and Transportation and to a lesser extent the food, communications, consumer and computers industries.

We believe the current growth and expansion trends for contract manufacturing and the EMS (Electronic Manufacturing Services) industry will continue both in the United States and overseas. OEM outsourcing will continue to escalate as more companies focus their investments on Marketing and Development of their products and rely more on EMS providers for their production and supply chain requirements.

ACQUISITIONS

On June 23, 2004, we acquired all of the business assets of Zachariah and Lundbergh, Inc. (Z&L). This acquisition of assets allows for further expansion of our InterconOne brand of specialty cable and power supplies for use in industrial and medical grade video cameras and ancillary equipment. (See Note 4 for further information)

BUSINESS SEGMENTS

All of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services industry.

BUSINESS STRATEGY

The Electronic Manufacturing Services industry continues to evolve from a small job shop oriented business into a dynamic, higher tech global electronics contract services industry. We continue to expand our capabilities to better meet these changing market requirements. Along with adding technical expertise in our quality processes, design, applications and testing, we are also increasing our focus on supplier-managed inventory services and the cost drivers throughout the supply chain. We continue to expand our international operations and partnerships to take advantage of lower-cost alternatives for our customers and to remain competitive in the marketplace when required.

Our quality systems and processes are based on ISO standards with all our domestic and Monterrey, Mexico facilities certified to the latest version of the ISO 9001 standards. We believe these certifications benefit our customer base and increase our chances on attracting new business opportunities.

We are committed to quality, cost effectiveness and responsiveness to customer requirements. To achieve these objectives we have invested in ROHS (lead free) processing, equipment, additional plant capacity, people, systems and we have adopted lean manufacturing and supply chain management techniques at our facilities. We are committed to continuous improvement in order to provide competitive and complete manufacturing service solutions to our customers. We will continue to maintain a diversified customer base, and expand into other capabilities and services when they fit our core competencies and strategic vision.

MARKETING

We concentrate our marketing efforts in the industrial equipment, medical, military/defense and transportation industries. Our marketing strategy emphasizes the breadth of our manufacturing, supply chain and engineering services and reflects the one-stop solution for meeting our customers’ current and future requirements.

The emphasis continues to be on mature companies, which require a contract manufacturer with a high degree of manufacturing and quality sophistication, including statistical process control (SPC), statistical quality control (SQC), International Standards Organization (ISO), Military (Mill Spec) Specifications and Aerospace Systems 9100 (AS). We have initiated efforts to penetrate our existing customer base and expand new market opportunities in Mexico, Asia and Europe, as well as increased participation in industry publications and selected trade shows. We target customers who value proven manufacturing performance, design and application engineering expertise and who value the flexibility to manage the supply chain of a high mix of product and service. We market our products and services through our in-house sales force and independent manufacturers’ representatives.

SOURCES AND AVAILABILITY OF MATERIALS

We are not dependent on any one supplier for materials for products sold to customers. Components utilized in the assembly of wire harnesses, cable assemblies and printed circuit assemblies are purchased directly from the component manufacturers or from their distributors. On occasion some components may be placed on a stringent allocation basis; however, due to the excess manufacturing capacity currently available at most component manufacturers, we do not anticipate any major material purchasing or availability problems occurring in the foreseeable future.

PATENTS AND LICENSES

We are not presently dependent on a proprietary product requiring licensing, patent, copyright or trademark protection. There are no revenues derived from a service-related business for which patents, licenses, copyrights and trademark protection are necessary for successful operations.

COMPETITION

The contract manufacturing EMS industry competitive makeup includes small closely held contract manufacturing companies, large full-service contract manufacturers, company-owned manufacturing facilities and foreign contract manufacturers. We do not believe that the small closely held operations pose a significant competitive threat in the markets and customers we serve, as they generally do not have the complete manufacturing services or capabilities required by our target customers. We believe the larger domestic full service and foreign manufacturers do provide a substantial competitive environment while the company-owned operations create an increasing opportunity as the trend of more outsourcing continues. Technical support from foreign competition has improved greatly along with their ability to be more responsive to engineering and schedule changes. The willingness of foreign manufacturers to “stock” finished product at warehouse locations in the United States is another of their competitive advantages, however, their inability to react to engineering, product or schedule changes is a disadvantage and plays into our strength. To mitigate foreign competition, we maintain a contractual agreement allowing us to provide a China manufacturing solution and we operate a manufacturing operation in Mexico to support our customers with a “Low Cost” supply chain solution.

We continue to pursue acquisitions, mergers, and/or joint ventures of companies in the EMS industries to both remain competitive and grow our customer and revenue base. Our strategic objectives and our history have been based on both organic and acquired growth.

BACKLOG

Historically, our backlog has been running 60 to 90 days. However, because of the increased emphasis on just-in-time manufacturing (JIT), reduced lead times and repetitive scheduling, our historical backlog levels may not be indicative of future results. As of December 31, 2005 our 90-day order backlog was approximately $24.9 million compared to approximately $14.5 million on December 31, 2004. We expect a major portion of the backlog will be realized as revenue during first quarter 2006.

MAJOR CUSTOMERS

Two divisions of G.E. combined account for 10% or more of our net sales during 2005. G.E.’s Medical and Transportation Divisions together accounted for 17%, 15% and 23% of sales for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, Northrop Grumman accounted for 10% of net sales in 2005. Historically, we have not experienced significant losses on customer receivable collections in any particular industry or geographic area.

RESEARCH AND DEVELOPMENT

We perform research and development for customers on an as requested and program basis for development of conceptual engineering and design activities prior to manufacturing the products. We did not expend significant dollars in 2005, 2004 or 2003 on company-sponsored product research and development.

ENVIRONMENTAL LAW COMPLIANCE

We believe that our manufacturing facilities are currently operating under compliance with local, state, and federal environmental laws. We have incurred and plan to continue incurring, the necessary expenditures for compliance with applicable laws. Any environmental-oriented equipment is capitalized and depreciated over a seven-year period. The annualized depreciation expense for this type of environmental equipment is insignificant.

EMPLOYEES

We have 785 full-time, 70 part-time and 161 temporary employees as of December 31, 2005. Manufacturing personnel, including direct, indirect support and sales functions, comprise 980 employees, while general administrative employees total 36.

FOREIGN OPERATIONS AND EXPORT SALES

We have a leased manufacturing facility in Monterrey, Mexico with approximately $886,000 in long-term assets. Export sales represent 5%, 5% and 2% of consolidated sales for the years ended December 31, 2005, 2004 and 2003, respectively.

ITEM 1A.   RISK FACTORS

The following are risk factors known to us that could affect our business, financial condition and/or operating results.

We purchase raw materials, commodities and components for use in our production. Increased costs of these materials could have an adverse affect on our production costs if we are unable to pass along price increases or reduce the other cost of goods produced through cost improvement initiatives. Fuel and energy cost increases could also adversely affect our freight and operating costs.

We do face through the normal course of business excess and obsolete inventory losses as a result of customer order changes, cancellations, product changes and contract termination. We estimate and reserve for any known or potential impact from these possibilities.

The manufacture and sale of our products carries potential risk for product liability claims. We represent and warrant the goods and services we deliver are free from defects in material and workmanship for one year (1) from ship date. Unless otherwise agreed to, workmanship shall be in accordance with IPC and ANSI/J- Standards such as IPC-A-610, class 2, IPC—A-620, class 2, ANSI/J-STD001, class 2, C-20. We make no other guarantees or warranties, expressed or implied, of any nature whatsoever as to the goods including without limitation, warranties to merchantability, fit for a particular purpose or non-infringement of patent or the like unless agreed upon in writing. If a product liability claim results in us being liable and the amount is in excess of our insurance coverage or there is no insurance coverage for the claim then it could have a negative impact on our business and financial position.

Our strategy is to grow our business organically and through acquisitions, alliances and joint venture arrangements. In June 2002, we acquired Manufacturing Assembly Solutions of Monterrey, Inc. (MAS), a Mexican corporation, located in Monterrey, Mexico. The benefits of this acquisition has taken more time then expected to integrate into our marketing strategies.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.   PROPERTIES

ADMINISTRATION

Our Corporate Headquarters consist of approximately 3,648 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota. The Corporate Headquarters has a lease with a five-year term that expires on July 31, 2010. A portion of the Bemidji facility is used for corporate financial and information shared services.

MANUFACTURING FACILITIES

We own our Bemidji, Minnesota facility consisting of eight acres of land and a building of approximately 69,300 square feet where 55,800 square feet is designated for manufacturing space of which 90% is utilized and the remaining space is used for offices. We also lease a 6,000 square foot warehouse in Bemidji, Minnesota. We believe the productive capacity is sufficient, and the buildings are both suitable and adequate to handle our foreseeable manufacturing needs.

We own our Augusta, Wisconsin facility consisting of five acres of land and a building of approximately 20,000 square feet where 15,000 square feet is designated for manufacturing space of which 80% is utilized and the remaining space is used for offices. We believe the productive capacity is sufficient, and the building is both suitable and adequate to handle our foreseeable manufacturing needs.

We own three buildings in Fairmont, Minnesota, which together contain approximately 51,000 square feet where 38,000 square feet is designated for manufacturing space of which 95% is utilized, and the remaining space is used for offices. As foreseeable productions needs for this facility have increased, we entered into an agreement in November 2005 to lease 20,000 square feet of a building located in Blue Earth, Minnesota, to be used for manufacturing space effective December 1, 2005. Presently, all 20,000 square feet of leased space is designated for manufacturing space, of which 60% is being utilized. The lease, which has a 90-day option to renew, expires as of March 31, 2006. At the end of December 2005, we signed an agreement to purchase the entire 140,000 square foot Blue Earth, Minnesota building, the closing is scheduled for June 2006, with the seller having the option to lease back from us 50,000 square feet through the first quarter of 2007. We believe the productive capacity is sufficient, and the buildings are all suitable and adequate to handle our foreseeable manufacturing needs.

We own a building in Merrifield, Minnesota, consisting of approximately 45,800 square feet where 33,800 square feet is designated for manufacturing of which 50% is being utilized and the remaining space is used for offices and warehouse. We believe the productive capacity is sufficient, and the building is both suitable and adequate to handle our foreseeable manufacturing needs.

We lease two buildings in Baxter, Minnesota where we lease 8,700 square feet in one building and 8,300 square feet in the other building for electronic board repair for medical equipment of which 75% of total leased space is being utilized.  The leases, which have a 5-year renewal option, are scheduled to expire on June 30, 2006 and January 31, 2007. We believe the productive capacity is sufficient, and the building is both suitable and adequate to handle our foreseeable manufacturing needs.

We lease a 15,000 square foot building in our Monterrey, Mexico where 13,500 square feet is designated for manufacturing space of which 60% is being utilized and the remaining space is used for offices. We believe the productive capacity is sufficient, and the building is both suitable and adequate to handle our foreseeable manufacturing needs. The lease expires in June 2007, and we plan on exercising the additional three-year option at that time.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we are involved in ordinary, routine or regulatory legal proceedings incidental to the business. When a loss is deemed probable and reasonably estimable an amount is recorded in our financial statements. We currently are not a party to any material legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 6, 2006, there were 846 shareholders of record. Our stock is listed on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) Small Cap Market under the symbol “NSYS”. We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. Stock price comparisons follow.

Stock price comparisons (NASDAQ):

	Low	High
During the Three Months Ended
March 31, 2005	$5.52	$6.92
June 30, 2005	$5.00	$7.00
September 30, 2005	$5.62	$6.60
December 31, 2005	$5.30	$6.25
March 31, 2004	$6.33	$9.13
June 30, 2004	$6.55	$8.21
September 30, 2004	$4.83	$7.93
December 31, 2004	$5.00	$6.53

EQUITY COMPENSATION PLAN INFORMATION

Certain information with respect to our equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from, and are qualified by reference to the audited Consolidated Financial Statements of Nortech Systems Incorporated and Subsidiary as of December 31, 2005 and 2004 and for each of the years ended December 31, 2005, 2004 and 2003. The audited consolidated financial statements of Nortech Systems Incorporated and Subsidiary referred to above are included elsewhere herein. The selected historical financial data set forth below as of December 31, 2003, 2002 and 2001 and for each of the years ended December 31, 2002 and 2001 have been derived from the audited consolidated financial statements of Nortech Systems Incorporated and Subsidiary not included herein. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes thereto of Nortech Systems Incorporated and Subsidiary included elsewhere herein.

	2005	2004	2003	2002	2001
Year ended December 31:
Net Sales	$84,215,663	$72,674,159	57,958,698	$60,655,579	$58,460,589
Gross Profit	10,032,228	8,538,973	6,494,976	10,519,536	10,446,345
Net Income	928,781	587,329	633,448	2,403,112	2,102,863
Basic Earnings From Continuing Operations Per Share of Common Stock	.36	.23	.26	1.00	.89
Diluted Earnings From Continuing Operations Per Share of Common Stock	.36	.23	.25	.95	.86
At December 31:
Total Assets	39,668,551	36,881,608	31,580,790	29,602,400	29,507,538
Working Capital	*12,214,328	*11,749,991	16,723,263	14,266,058	14,459,344
Total Long-Term Debt	*2,714,227	*3,399,210	9,643,336	8,580,944	9,791,722
Shareholders’ Equity	16,653,364	15,516,581	14,321,280	13,090,130	10,571,793

*                    In 2004, the revolving line of credit, with outstanding borrowings of $7,523,058, was classified in current liabilities. In the previous years these amounts had been reflected as long-term. As of December 31, 2005, the revolving line of credit had outstanding borrowings of $4,228,234 and is also classified as a current liability. For additional financial data (2005 and 2004 by quarter information), see Note 12 of the Consolidated Financial Statements.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements generally will be accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “possible,” “potential,” “predict,” “project,” or other similar words that convey the uncertainty of future events or outcomes. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•       Volatility in the marketplace which may affect market supply and demand of our products;

•       Increased competition;

•       Changes in the reliability and efficiency of our operating facilities or those of third parties;

•       Risks related to availability of labor;

•       Increase in certain raw material costs such as copper

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

OVERVIEW

We are a Wayzata, Minnesota based full-service Electronics Manufacturing Services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries. Markets served include industrial equipment, transportation, medical, military/defense, computer, recreation and food. In Minnesota, we have facilities in Baxter, Bemidji, Blue Earth, Fairmont and Merrifield. We also have facilities in Augusta, Wisconsin, and Monterrey, Mexico.

The vast majority of our revenue is derived from products that are built to the customer’s design specifications. We provide a high degree of manufacturing sophistication. During 2005, we continued our supply chain initiatives designed to reduce costs, improve asset utilization and increase responsiveness to customers. Our strategy has been to expand and diversify our customer base, and we are focusing our sales and marketing approach to target greater value-added service opportunities. Our market strength is low-volume, high-mix production, particularly with complex products. Our investment in the Mexico operation in 2002 allows for expansion into medium volume, medium mix and lower cost production and our contractual arrangements with Chinese manufacturers allow us to meet high-volume, low mix and lower cost customer requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies and estimates are summarized in the footnotes to our annual consolidated financial statements. Some of the accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, known trends in the industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies that require significant judgment are as follows:

Revenue Recognition:

We recognize revenue upon shipment of products to customers, when title has passed, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. In the normal course of business we enter into a number of contracts with customers under which we provide engineering services on a per project basis. Revenue for these services is recognized upon completion of the engineering process, usually upon initial shipment of the product. Revenues from repair services are recognized upon shipment of related equipment to customers.

Allowance for Uncollectible Accounts:

We analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for uncollectible accounts. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We have not experienced significant bad debts expense and the reserve for uncollectible accounts of $297,000 is considered adequate for any exposure to loss in the December 31, 2005 accounts receivable.

Inventory Reserves:

Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process that is used to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We believe the total reserve of $1.2 million at December 31, 2005 is adequate.

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

Income taxes:

Our estimate of the tax rates utilized in the calculation of the deferred tax balances is based on historical taxable income and expected future taxable income and corresponding rates. Further, our consideration of a valuation allowance for deferred tax assets is based upon estimates of taxable income in future periods and future realizability of these assets.

Self-Insured Health Claim Accruals:

We estimate our reserve for employee health claims based on health claims incurred, historical lag times and an analysis of claims activity during the period, while taking into consideration insurance limits and coverage. We believe the total accrual of $271,000 at December 31, 2005 is adequate.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our financial position. This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, changes in materials costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

No matters have come to our attention since December 31, 2005 that would cause the estimates included in the consolidated financial statements to change materially.

OPERATING RESULTS

The following table presents statement of operations data as percentages of total revenues for the indicated year:

	2005	2004	2003
Net Sales	100%	100%	100%
Cost of Goods Sold	88%	88%	89%
Gross Profit	12%	12%	11%
Selling Expenses	4%	4%	4%
General and Administrative Expenses	5%	6%	6%
Income from Operations	3%	2%	1%
Other Expenses, Net	1%	1%	0%
Income Tax Expense	1%	0%	0%
Net Income	1%	1%	1%

Revenues:

For the years ended December 31, 2005 and 2004, we had sales of $84.2 million and $72.7 million, respectively, an increase of $11.5 million or 15.9%. The Aerospace Systems division led the strong revenue growth in 2005 and accounts for 60% of the overall increase, followed by increased revenue in Electronic Circuit Board Assembly division accounting for 43% of the overall growth and a decrease of 3% for all other Cable & Wire divisions combined.

For the year ended December 31, 2003 sales were $58.0 million. In 2004 we saw our sales grow over 2003 by $14.7 million or 25.4%. The Aerospace Systems division accounted for 37% of the overall increase, the Electronic Circuit Board assembly division for 27% of the growth and our startup Mexico Cable & Wire assemble division accounted for 22% of the overall growth over 2003 levels.

We continue to foresee growth rates stronger than the EMS industry average, which analysts project at 11.4 percent through 2009. Our emphasis and focus will remain on mature OEM companies seeking total solution contract manufacturers such as us.

Gross Profit:

For the years ended December 31, 2005, 2004 and 2003, we had gross profit of $10.0 million, $8.5 million and $6.5 million, respectively. Gross profits as a percentage of gross sales were 11.9%, 11.8% and 11.2% for the years ended December 31, 2005, 2004 and 2003, respectively. The 2005 gross profit dollar increase was favorably impacted by volume and helped offset energy (Oil & Gas) and commodity (Copper) cost pressures throughout all of 2005.

Selling:

Selling expenses were $3.2 million or 3.8% of net sales for the year ended December 31, 2005, $3.2 million or 4.3% of net sales for the year ended December 31, 2004, and $2.4 million or 4.1% of net sales for the years ended December 31, 2003. The decrease in selling expenses in 2005 from 2004 as a percentage of sales was a result of lower commission rates and lower commissionable sales and an 8.4% reduction in spending in marketing and sales related expenses.

General and Administrative:

For the years ended December 31, 2005, 2004 and 2003, general and administrative expenses were $4.7 million, $4.1 million and $3.3 million, respectively. The increase in general and administrative expenses of $0.6 million from 2004 is attributable to the increased investment in infrastructure and employee related expenses, comprised primarily of $0.4 million to support the growth and consolidation of corporate shared services (i.e. accounting, information services, and human resources). In addition, overall outside service costs increased $0.2 million and were related to increased compliance requirements and process improvements

The increased general and administrative expenses of $0.8 million from 2003 to 2004 related to investments made in infrastructure of $0.4 million, incentive compensation of $0.5 million and a reduction of other expenses of $0.1 million.

Other Income (Expense):

Interest income for the years ended December 31, 2005, 2004 and 2003 was approximately $2,500, $2,000, and $25,000, respectively. Miscellaneous income (loss) was ($70,000), $16,000 and $86,000 for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, the majority of the miscellaneous loss is related to foreign currency transaction losses.

Interest expense was approximately $646,000, $490,000, and $386,000 for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, a steady increase in interest rates throughout the year accounted for the majority of the increased interest expense. 2003 and 2004 saw favorable interest rates throughout the year and lower working capital requirements that kept interest expenses low.

Income Taxes:

Income tax expense (benefit) amounted to $465,000, $268,000, and ($123,000) for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, the income tax rate was 33% and was impacted favorably by R & D tax credits of $81,000 and Section 199 Deduction for Income Attributable to Domestic Production Activities of $60,000. In 2004 the income tax rate was 31% and was impacted favorably by R & D tax credits of $129,000. During 2003, we recorded $246,000 of net benefit for a refund claim relating to federal and state research and development tax credits for tax years 1999, 2000 and 2001. A reconciliation of income tax expense (benefit) for the years ending December 31, 2005, 2004 and 2003 is included in Note 6 to the consolidated financial statements.

Net Income:

Our net income in 2005 was $928,781 or $0.36 per diluted common share compared to $587,329 or $0.23 per diluted common share in 2004. Our 2003 net income was $633,448, or $0.25 per diluted common share. The changes in net income are the result of the aforementioned factors.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards using the fair value method. The effective date of this standard is interim and annual periods beginning after June 15, 2005. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Although we have not fully analyzed the effect this new statement will have on the consolidated financial statements in the future, the pro forma net income effects of using a fair value method for the past three fiscal years are presented in Note 1 to the consolidated financial statements.

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

FINANCIAL CONDITION AND LIQUIDITY

The following are unaudited ratios:

	December 31, 2005	December 31, 2004	December 31, 2003
Current Ratio (Current Assets / Current Liabilities)	1.60	1.65	3.20
Working Capital (Current Assets - Current Liabilities)	$12,214,328	$11,749,991	$16,723,263
Quick Ratio (Cash + Accounts Receivable / Current Liabilities)	.75	.77	1.44
Accounts Receivable to Working Capital (Average Accounts Receivable/ Working Capital)	1.14	1.03	0.55
Inventory to Working Capital (Average Inventory/ Working Capital)	1.23	1.10	0.72

Cash Flow:

	December 31, 2005	December 31, 2004	December 31, 2003
Cash flows provided by (used in):
Operating Activities	$5,120,151	$(324,130)	$(288,460)
Investing Activities	(1,427,059)	(1,420,126)	(1,412,069)
Financing Activities	(3,332,012)	2,204,451	1,355,538
Effect of exchange rate changes on cash	(76,740)	(5,591)	(2,581)
Net increase (decrease) in cash and cash equivalents	$284,340	$454,604	$(347,572)

On March 4, 2005 we entered into an agreement with Wells Fargo Bank for a renewal and extension of our revolving line of credit. In addition to the extension of the maturity date, the financial covenants were modified and include minimum working capital, tangible net worth and net income requirements, along with certain other ratios. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of our assets. This commitment is summarized as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at December 31, 2005	Date of Expiration
Line of credit	$8,000,000	$4,228,234	January 31, 2007

As of December 31, 2005, our cash and cash equivalent balances totaled $840,123.

On December 31, 2005, we had working capital of approximately $12.2 million as compared to $11.7 million at the end of 2004. During 2005, we generated approximately $5.1 million of cash flow from operating activities. The cash flow from operations is the result of net income of $0.9 million adjusted for noncash depreciation, amortization, foreign currency transaction loss, and the change in deferred taxes, which totaled $1.4 million in net positive adjustments, and the net increase in operating assets and liabilities of $2.8 million. The net increase in cash from changes in operating assets and liabilities was primarily attributable to the increases in accounts receivable of $1.1 million and inventory of $1.6 million, which were offset by an increase in accounts payable of $4.3 million due to the volume growth and extended terms and conditions with some of our key suppliers.

Our net cash flow from investing activities was comprised of $1.4 million spent on capital asset purchases. The 2005 major investments are related to tooling and operating equipment of $0.8 million to support our growth and software tools of $0.3 million for our corporate shared services areas, which enables us to meet additional compliance requirements.

Net cash used in financing activities of $3.3 million consisted primarily of paying down our line of credit by $3.3 million along with a net decrease in long-term debt of $0.5 million, which was offset by the increase in our checks in excess of our bank balance of $0.3 million and issuance of shares of common stock of $0.2 million. Our liquidity and capital resources are strong, and we believe that our future financial requirements can be met with funds generated from the operating activities and our operating line of credit.

Set forth below is information about our long-term contractual obligations outstanding as of December 31, 2005. It brings together data for easy reference from the consolidated balance sheet and from individual notes to the consolidated financial statements. This information is important in understanding our financial position.

	Payments Due by Period
	Less than 1 Yr	2 - 3 Yrs	4 - 5 Yrs
Notes Payable	$4,228,234	$—	$—
Long-term Debt	1,207,305	2,714,227	—
Operating Leases	322,614	353,382	183,759
Real Property Purchase Commitment	1,350,000	—	—
Equipment Purchase Commitments	352,626	—	—
Total Contractual Obligations	$7,460,779	$3,067,609	$183,759

For above Real Property Purchase Commitment for $1,350,000, we intend to issue an Variable Rate Demand Industrial Development Revenue Bond through the City of Blue Earth, MN, secured by an Irrevocable Letter of Credit to be issued by Wells Fargo Bank, National Association.

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in those contracts will be recognized in accordance with generally accepted accounting principles. At December 31, 2005, no such losses existed.

ITEM 7a.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential change in an instrument’s value caused, for example, by fluctuations in interest and currency exchange rates. Our primary market risk exposures are interest rate and unfavorable movements in exchange rates between the U.S. dollar and the Mexican peso. Monitoring and managing these risks is a continual process carried out by senior management. Market risk is managed based on an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. Our financial advisors, both internal and external, provide ongoing advice regarding trends that affect management’s assessment.

Exchange Rate Sensitivity:

We conduct operations in Mexico. Accordingly, exposure exists to potentially adverse movements in foreign currency rates. We do not use foreign exchange forward contracts to hedge the risk of change in foreign currency exchange rates. Our consolidated financial statements are denominated in U.S. dollars and accordingly, changes in the exchange rates between the Mexico subsidiary’s local currency and the U.S. dollar will affect the translation of the subsidiary’s financial results into U.S. dollars for the purposes of reporting the consolidated financial results. We do not hedge these matters because cash flows from international operations are generally re-invested locally. It is estimated that a 10% change in foreign exchange rates would not have a material impact on earnings.

Interest Rate Sensitivity:

The effective interest rate on our credit facilities are influenced by the actions of the Federal Reserve in establishing from time to time the Federal Funds Interest Rate which is the rate banks borrow from the Federal Reserve Bank. During 2003 and 2002, the Federal Reserve implemented a number of reductions in the Federal Funds Interest Rate in an effort to stimulate the U.S. economy. As a result the effective interest rate that we paid on our borrowings under the facilities declined, leading to a corresponding reduction in interest expense. However, in the latter half of 2004 and throughout 2005, the Federal Reserve increased the Federal Funds Interest Rate, causing the effective interest rate on our facilities to increase. Based on the balance outstanding under our interest-bearing facilities at year-end, a percentage point change in the effective interest rate would change interest expense by less than $100,000 annually.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

TABLE OF CONTENTS

DECEMBER 31, 2005, 2004, AND 2003

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PAGE
Reports of Independent Registered Public Accounting Firms	20-21
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2005 and 2004	22
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	23
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003	24
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	25
Notes to Consolidated Financial Statements	26-41
Reports of Independent Registered Public Accounting Firms on Supplementary Information	42-43
Schedule II Valuation and Qualifying Accounts	44
(The remainder of this page was intentionally left blank.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Nortech Systems Incorporated and Subsidiary
Wayzata, Minnesota

We have audited the consolidated balance sheet of Nortech Systems Incorporated and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/  MCGLADREY & PULLEN, LLP

Minneapolis, Minnesota
February 24, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Nortech Systems Incorporated:

We have audited the accompanying consolidated statements of income, shareholders’ equity and cash flows of Nortech Systems Incorporated and Subsidiary (the Company) for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Nortech Systems Incorporated and Subsidiary operations and their cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota
February 13, 2004, except as to note 4 to the 2003 financial statements which is as of March 9, 2004

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$840,123	$555,783
Accounts Receivable, Less Allowance for Uncollectible Accounts	14,447,612	13,355,730
Inventories	15,849,470	14,235,716
Prepaid Expenses	466,083	399,210
Income Taxes Receivable	—	351,369
Deferred Tax Assets	912,000	818,000
Total Current Assets	32,515,288	29,715,808
PROPERTY AND EQUIPMENT
Land	151,800	151,800
Building and Leasehold Improvements	4,819,919	4,720,518
Manufacturing Equipment	7,662,699	7,222,437
Office and Other Equipment	3,413,968	3,010,793
Construction in Progress	502,374	—
Total Property and Equipment	16,550,760	15,105,548
Accumulated Depreciation	(9,868,536)	(8,681,033)
Net Property and Equipment	6,682,224	6,424,515
OTHER ASSETS
Finite-Lived Intangible Assets, Net of Accumulated Amortization	209,307	603,267
Goodwill	75,006	75,006
Deferred Tax Assets	179,000	52,000
Other Assets	7,726	11,012
Total Other Assets	471,039	741,285
Total Assets	$39,668,551	$36,881,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank Note Payable	$4,228,234	$7,523,058
Current Maturities of Notes Payable	1,207,305	997,815
Checks Written in Excess of Bank Balance	1,200,000	950,000
Accounts Payable	9,902,998	5,602,913
Accrued Payroll and Commissions	2,849,472	2,375,939
Accrued Health and Dental Claims	271,104	250,330
Income Taxes Payable	317,487	—
Other Accrued Liabilities	324,360	265,762
Total Current Liabilities	20,300,960	17,965,817
LONG-TERM LIABILITIES
Notes Payable (Net of Current Maturities)	2,714,227	3,399,210
Total Liabilities	23,015,187	21,365,027
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock—$0.01 par value; 9,000,000 Shares Authorized: 2,618,197 Shares Issued and Outstanding at December 31, 2005; 2,582,147 Shares Issued and Outstanding at December 31, 2004	26,182	25,821
Additional Paid-In Capital	14,306,602	14,118,658
Accumulated Other Comprehensive Loss	(21,032)	(40,729)
Retained Earnings	2,091,612	1,162,831
Total Shareholders’ Equity	16,653,364	15,516,581
Total Liabilities and Shareholders’ Equity	$39,668,551	$36,881,608

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
Net sales	$84,215,663	$72,674,159	$57,958,698
Cost of goods sold	74,183,435	64,135,186	51,463,722
Gross profit	10,032,228	8,538,973	6,494,976
Operating expenses:
Selling expenses	3,198,654	3,157,212	2,377,311
General and administrative expenses	4,720,860	4,054,326	3,332,474
Total operating expenses	7,919,514	7,211,538	5,709,785
Income from operations	2,112,714	1,327,435	785,191
Other income (expense)
Interest income	2,635	2,120	24,624
Miscellaneous income (expense)	(70,059)	15,839	86,386
Interest expense	(651,509)	(490,065)	(385,753)
Total other expense	(718,933)	(472,106)	(274,743)
Income before income taxes	1,393,781	855,329	510,448
Income tax expense (benefit)	465,000	268,000	(123,000)
Net income	$928,781	$587,329	$633,448
Net income per common share:
Basic	$0.36	$0.23	$0.26
Weighted average number of common shares outstanding used for basic earnings per common share	2,583,309	2,561,419	2,478,921
Diluted	$0.36	$0.23	$0.25
Weighted average number of common share outstanding plus dilutive common stock options	2,613,942	2,604,411	2,528,810

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Preferred	Common	Paid-In	Comprehensive	(Accumulated	Shareholders’
	Stock	Stock	Capital	Income (Loss)	Deficit)	Equity
BALANCE
DECEMBER 31, 2002	$250,000	$24,419	$12,873,657	$—	$(57,946)	$13,090,130
2003 net income	—	—	—	—	633,448	633,448
Issuance of stock	—	708	623,682	—	—	624,390
Translation loss	—	—	—	(26,688)	—	(26,688)
BALANCE
DECEMBER 31, 2003	250,000	25,127	13,497,339	(26,688)	575,502	14,321,280
2004 net income	—	—	—	—	587,329	587,329
Issuance of stock	—	694	621,319	—	—	622,013
Translation loss	—	—	—	(14,041)	—	(14,041)
BALANCE
DECEMBER 31, 2004	250,000	25,821	14,118,658	(40,729)	1,162,831	15,516,581
2005 net income	—	—	—	—	928,781	928,781
Issuance of stock upon exercise of stock options	—	361	187,944	—	—	188,305
Translation gain	—	—	—	19,697	—	19,697
BALANCE
DECEMBER 31, 2005	$250,000	$26,182	$14,306,602	$(21,032)	$2,091,612	$16,653,364

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$928,781	$587,329	$633,448
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	1,185,599	1,112,210	1,259,175
Amortization	397,246	387,776	381,600
Deferred Taxes	(221,000)	166,000	(44,000)
Gain on disposal of assets	—	(17,169)	(1,491)
Other	80,187	18,786	(12,237)
Changes in current operating items:
Accounts receivable	(1,091,882)	(2,520,034)	(3,221,380)
Inventories	(1,613,754)	(2,641,159)	725,760
Prepaid expenses and other assets	(66,872)	24,161	(93,642)
Income taxes receivable/payable	668,856	68,265	64,337
Accounts payable	4,300,085	1,534,765	770,370
Accrued payroll and commissions	473,533	1,094,620	(837,966)
Accrued health and dental claims	20,774	32,816	(60,350)
Other accrued liabilities	58,598	(172,496)	147,916
Net cash provided by (used in) operating activities	5,120,151	(324,130)	(288,460)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	—	31,802	8,450
Purchase of property and equipment	(1,427,059)	(1,451,928)	(1,420,519)
Net cash used by investing activities	(1,427,059)	(1,420,126)	(1,412,069)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks written in excess of bank balance	250,000	700,000	(50,000)
Net change in line of credit	(3,294,824)	1,615,867	1,484,336
Proceeds from notes payable	636,502	788,944	674,248
Payments on notes payable	(1,111,995)	(922,373)	(777,436)
Issuance of stock, net of repurchase of stock	188,305	22,013	24,390
Net cash provided by (used in) financing activities	(3,332,012)	2,204,451	1,355,538
Effect of exchange rate changes on cash	(76,740)	(5,591)	(2,581)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	284,340	454,604	(347,572)
Cash and cash equivalents—beginning of year	555,783	101,179	448,751
CASH AND CASH EQUIVALENTS—END OF YEAR	$840,123	$555,783	$101,179

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

NOTE 1   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We manufacture wire harnesses, cables and electromechanical assemblies, printed circuit boards and higher-level assemblies for a wide range of commercial and defense industries. We provide a full “turn-key” contract manufacturing service to our customers. All products are built to the customer’s design specifications. Products are sold to customers both domestically and internationally. We also provide repair service on circuit boards used in machines in the medical industry.

Our manufacturing facilities are located in Bemidji, Fairmont, Blue Earth, Merrifield and Baxter, Minnesota as well as Augusta, Wisconsin, and Monterrey, Mexico.

A summary of our significant accounting policies follows:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expense during the reporting period. Significant items subject to estimates and assumptions include the valuation allowance for inventories and estimated future cash flows used in the impairment test of intangible assets. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of our wholly owned subsidiary, Manufacturing Assembly Solutions of Monterrey, Inc. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of reporting cash flows, we consider cash equivalents to be short-term, highly liquid interest-bearing accounts readily convertible to cash. The carrying amount approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for uncollectible accounts. The allowance for uncollectible accounts was $297,000 and $280,000 at December 31, 2005 and 2004, respectively. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts. We do not accrue interest on past due accounts receivable.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004, AND 2003

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

	2005	2004
Raw materials	$10,616,894	$10,662,571
Work in process	4,423,892	2,418,850
Finished goods	2,027,118	2,373,495
Reserves	(1,218,434)	(1,219,200)
Total	$15,849,470	$14,235,716

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

Depreciation expense was $1,185,599, $1,112,210 and $1,259,175, for the years ended December 31, 2005, 2004 and 2003, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004, AND 2003

NOTE 1   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Finite Life Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards Board No. (“SFAS”) 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain indefinite-lived assets not be amortized but evaluated annually for impairment. Finite life intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from three to four years. Finite life intangible assets at December 31, 2005 and 2004 are as follows:

	December 31, 2005
	Estimated	Gross	Accumulated	Net Book
	Lives	Carrying	Amortization	Value
	(Years)	Amount	Amount	Amount
Non-compete	4	$1,526,384	$1,335,600	$190,784
Other intangibles	3	37,059	18,536	18,523
Totals		$1,563,443	$1,354,136	$209,307

	December 31, 2004
	Estimated	Gross	Accumulated	Net Book
	Lives	Carrying	Amortization	Value
	(Years)	Amount	Amount	Amount
Non-compete	4	$1,526,384	$954,000	$572,384
Other intangibles	3	37,059	6,176	30,883
Totals		$1,563,443	$960,176	$603,267

Amortization expense related to these assets is as follows:

Year ended December 31, 2005	$393,960
Year ended December 31, 2004	387,776
Year ended December 31, 2003	381,600

Estimated amortization expense related to these assets is as follows:

2006	$203,000
2007	6,000

Impairment Analysis

We evaluate property and equipment and intangible assets with finite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to the asset’s estimated fair value.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004, AND 2003

NOTE 1   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Preferred Stock

Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2005, 2004, and 2003.

Revenue Recognition

We recognize revenue upon shipment of products to customers, when title has passed, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. In the normal course of business we enter into a number of contracts with customers under which we provide engineering services on a per project basis. Revenue for these services is recognized upon completion of the engineering process, usually upon initial shipment of the product. Revenues from repair services are recognized upon shipment of related equipment to customers. Our shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Estimated Warranty Claims

The sales of our products include warranties that provide for repairs or replacement of defective products. The warranty periods range from one to two years, depending on the product, following the sale. We estimate a warranty reserve based on actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date.  Warranty claims have been minimal in the past and are anticipated to remain low. Estimated warranty liabilities of approximately $3,000 are included in Other Accrued Liabilities at December 31, 2005 and 2004.

Advertising

Advertising costs are charged to operations as incurred. Total amount charged to expense was $173,464, $197,914 and $106,873, for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes

We account for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

The carrying amounts for all financial instruments approximate fair values. The carrying amounts for cash, receivables, payables, accrued liabilities and the line of credit approximate fair value because of the

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004, AND 2003

NOTE 1   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

short maturity of these instruments. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the carrying value of long-term debt and the line of credit materially approximates fair value.

Stock Based Compensation

As of December 31, 2005, we account for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, compensation cost is determined based on the difference, if any, on the grant date between the fair value of our stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized over the vesting period.

For the years ended December 31, 2005, 2004, and 2003, we have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, no compensation costs were charged to operations for the years ended December 31, 2005, 2004, and 2003.

Had compensation cost for the our stock option plan been determined pursuant to SFAS No. 123, net earnings and earnings per common share would have been as follows:

	2005	2004	2003
Net income, as reported	$928,781	$587,329	$633,448
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(500,196)	(125,450)	(127,826)
Pro forma net income	$428,585	$461,879	$505,622
Earnings per common share:
Basic—as reported	$0.36	$0.23	$0.26
Basic—pro forma	$0.17	$0.18	$0.20
Diluted—as reported	$0.36	$0.23	$0.25
Diluted—pro forma	$0.16	$0.18	$0.20

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004, AND 2003

NOTE 1   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The weighted average fair values at grant date of the options granted in fiscal 2005, 2004 and 2003 were estimated as $4.14, $5.23 and $5.20, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected Lives (Years)	10	10	10
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	69.5%	70.5%	71.6%
Risk-Free Interest Rate	4.37%	4.62%	4.51%

The pro forma effects on net income and net income per share are not likely to be representative of the effects on reported net income for future years, because options vest over several years and additional awards are generally made each year.

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

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.  We are required to adopt FAS 123(R) as of January 1, 2006.  We are evaluating the adoption criteria outlined in SFAS No. 123 (R).  However, we show the pro forma net income effect of using the fair value method for the past three fiscal years which is presented in the table under employee stock based compensation above.  The pro forma compensation costs presented there and in our prior filings may not be indicative of the actual effect on net income when SFAS No. 123 (R) is adopted as such effect is dependent upon many factors, including the number of stock options granted in the future as well as their related terms.

On November 15, 2005, our Board of Directors took action to accelerate vesting of all then outstanding stock options.  As of that date, we had a total of 322,800 options outstanding, of which 200,800 were vested and 122,000 were unvested. The Board accelerated the vesting schedule of the 122,000 unvested options, of which 86,000 were underwater and 36,000 were in the money.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004, AND 2003

NOTE 1   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary information related to these options which were outstanding November 15, 2005 is shown below:

Option Holders	Total	Vested	Unvested
Underwater options	151,000	65,000	86,000
In the money options	171,800	135,800	36,000
Total options	322,800	200,800	122,000

The Board took the action to accelerate the vesting of the options in order to eliminate approximately $370,000 in compensation expense that we would otherwise have incurred over five years beginning in 2006, upon the adoption of FAS 123(R). Under FAS 123(R), we would have been required to recognize the expense associated with these option grants as the options vested.  We also determined that no compensation expense needed to be recorded for the 36,000 in the money options that were unvested due to the high likelihood of continued employment through the original vesting dates of the individuals involved.

Net Income Per Common Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding.  Diluted income per common share is computed using the weighted-average number of common shares outstanding and potential common shares from the assumed exercise of stock options outstanding during the period using the treasury stock method.

Recent Accounting Pronouncements

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

In March 2005, the FASB issued Interpretation No.47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations.  FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for us in fiscal 2006.  We do not believe the adoption of FIN 47 to have a material impact on our consolidated financial statements.

Supplemental Cash Flow Information

We paid $30,716 in income taxes for the year ended December 31, 2005.  No income taxes were paid for the year ended December 31, 2004.  We paid income taxes of $148,424 for the year ended December 31, 2003.  We paid interest expense of $645,513, $488,020 and $389,941 for the years ended December 31, 2005, 2004 and 2003, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004, AND 2003

NOTE 1   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During 2004, the Company acquired all of the business assets of Zachariah and Lundbergh, Inc. (Z&L) for $250,000 payable over 4 years.  During 2004 and 2003, we exchanged 63,407 shares of our common stock in satisfaction of a note payable to SAE Assembly, LLC, incurred in connection with our 2002 acquisition of our manufacturing facility in Mexico.

Segment Reporting Information

Our results of operations for the years ended December 31, 2005, 2004 and 2003, represent a single segment referred to as Contract Manufacturing.  Export sales represent 5%, 5% and 2% of consolidated sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Long-lived assets by country are as follows:

	United States	Mexico	Total
2005
Net property and equipment	$5,995,465	$686,759	$6,682,224
Other assets	271,529	199,510	471,039
2004
Net property and equipment	$5,755,401	$669,114	$6,424,515
Other assets	156,889	584,396	741,285

Foreign Currency Translation

Local currency is considered the functional currency for our operations outside the United States.  Assets and liabilities are translated at year-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are recorded as a component of accumulated other comprehensive loss in shareholders' equity.  Foreign exchange transaction gains and losses attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in Miscellaneous Income (Expense).

NOTE 2   MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable.  With regard to cash, we maintain our excess cash balances in checking and money market accounts at three high-credit quality financial institutions.  We have not experienced any losses in any of the short-term investment instruments we have used for excess cash balances.  We do not require collateral on our receivables.  Historically, we have not suffered significant losses with respect to trade accounts receivable.

One customer accounted for approximately 17%, 15% and 23% of sales for the years ended December 31, 2005, 2004, and 2003, respectively, and approximately 12% and 24% of accounts receivable at December 31, 2005 and 2004, respectively.  A second customer accounted for 10% of net sales for the year ended December 31, 2005, and approximately 9% of accounts receivable at December 31, 2005.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004, AND 2003

NOTE 3   ACCRUED HEALTH AND DENTAL CLAIMS

We have partially self-insured our employee health and dental plans.  We have contracted with two separate administrative service companies to supervise and administer the programs and act as representatives.  Our health plan insures for excessive or unexpected claims and is liable for claims not to exceed $80,000 per individual per plan year and an estimated aggregate amount of $3,477,000 for the plan year ending August 2006.  Our dental plan pays claims based on actual amounts incurred.  Estimated unpaid claims for incurred health and dental services of $271,104 and $250,330 are included in Accrued Health and Dental Claims at December 31, 2005 and 2004, respectively.

NOTE 4   NOTES PAYABLE

We have a revolving line of credit of $8,000,000 at Wells Fargo Bank, N.A., (WFB) along with five term notes.  Effective March 4, 2005, the line of credit was extended to January 31, 2007.  These agreements are secured by substantially all of our assets and require us to maintain certain covenants, which include certain regular reporting requirements, annual shareholder dividend limitations, the maintenance of certain financial ratios, and limit the amount of annual capital expenditures.

The line of credit bears interest at prime (7.25 percent at December 31, 2005). The weighted-average interest rate on our line of credit was 6.20% and 4.34% for the years ended December 31, 2005 and 2004, respectively. We had borrowings of $4,228,234 and $7,523,058 outstanding as of December 31, 2005 and 2004, respectively.

A summary of other debt balances at December 31, 2005 and 2004 is as follows:

Description	2005	2004
Notes payable—Wells Fargo Bank Minnesota, N.A., Two notes bear interest at Wells Fargo prime rate, three notes bear interest at 4.21%, 6.30%, and 7.00%, respectively; combined monthly payments of $98,387, including principal and interest; maturities range from October 2006 to July 2008; secured by substantially all assets	$3,338,028	$3,677,177
Notes payable—Other, interest at 6.5%; monthly installment payments through March 2007; secured by substantially all assets	498,606	527,878
Note payable paid off in 2005	—	31,954
Other promissory note(1)	84,898	160,016
Total notes payable	3,921,532	4,397,025
Current maturities of notes payable	(1,207,305)	(997,815)
Notes payable—
Net of current maturities	$2,714,227	$3,399,210

(1)          In June 2004, we purchased, in exchange for a note payable of $250,000, the business assets of Zachariah & Lundbergh, Inc. (Z&L) a manufacturer of camera power supplies and cable assemblies used in machine vision systems for the industrial, medical/scientific and security markets.  The assets purchased were comprised primarily of inventories with an estimated fair value of $170,000.  We paid

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004, AND 2003

NOTE 4   NOTES PAYABLE (Continued)

$75,118, and $89,984 of the note payable during 2005 and 2004, respectively.  Repayment of the remaining Z&L debt will be made through payments at the rate of 20% of the Z&L products sold not to exceed 48 months from the date of closing.

Maturity requirements are as follows:

Years Ending December 31,	Amount
2006	$1,207,305
2007	2,562,141
2008	152,086
$3,921,532

NOTE 5   OPERATING LEASES

We have entered into various operating leases for production and office equipment, office space and buildings.  We have the option to purchase various pieces of equipment upon lease expiration at fair market value.  We have the option to renew the lease for the Baxter, MN facility for an additional five years upon expiration of the initial lease term in June 2006.  The lease for the manufacturing facility in Mexico provides us the option of two three-year renewals extending the lease through 2010.

Rent expense, which includes amounts for other short term leases, for the years ended December 31, 2005, 2004, and 2003, amounted to $754,394, $676,063 and $869,565, respectively.  Sublease income amounted to $3,000 for the years ended December 31, 2005 and 2004.

The future minimum lease payments are as follows:

Years Ending December 31,
2006	$322,614
2007	211,217
2008	142,165
2009	123,391
2010	60,368
Total	$859,755

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004, AND 2003

NOTE 6   INCOME TAXES

The income tax expense (benefit) for each of the three years ended December 31, 2005 consists of the following:

	2005	2004	2003
Current taxes—Federal	$580,000	$60,000	$(76,000)
Current taxes—State	75,000	16,000	(33,000)
Current taxes—Foreign	31,000	26,000	30,000
Deferred taxes—Federal	(204,000)	163,000	(42,000)
Deferred taxes—State	(16,000)	4,000	(1,000)
Deferred taxes—Foreign	(1,000)	(1,000)	(1,000)
Income tax expense (benefit)	$465,000	$268,000	$(123,000)

The statutory rate reconciliation for each of the three years ended December 31, 2005 is as follows:

	2005	2004	2003
Statutory federal tax provision	$474,000	$291,000	$174,000
State income taxes, net of federal benefit	63,000	25,000	24,000
Effect of foreign operations	5,000	(5,000)	17,000
Income tax credits	(81,000)	(84,000)	(93,000)
Research and development tax credits, net of payments	—	—	(246,000)
Other	4,000	41,000	1,000
Income tax expense (benefit)	$465,000	$268,000	$(123,000)

Income from operations before income taxes was derived from the following sources:

	2005	2004	2003
Domestic	1,318,000	764,000	471,000
Foreign	76,000	91,000	39,000
Total	1,394,000	855,000	510,000

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004, AND 2003

NOTE 6   INCOME TAXES (Continued)

Deferred tax assets (liabilities) at December 31, 2005 and 2004, consist of the following:

	2005	2004
Allowance for doubtful accounts	$113,000	$105,000
Inventory reserves	463,000	462,000
Accrued vacation	316,000	277,000
Health insurance reserve	103,000	94,000
Non-compete amortization	378,000	263,000
Other	16,000	16,000
General business credits	—	52,000
deferred tax assets	1,389,000	1,269,000
Prepaid expenses	(86,000)	(137,000)
Property and equipment	(212,000)	(262,000)
Deferred tax liabilities	(298,000)	(399,000)
Net deferred tax assets	$1,091,000	$870,000
Net short-term deferred tax assets	$912,000	$818,000
Net long-term deferred tax assets	179,000	52,000
Total deferred tax assets	$1,091,000	$870,000

We have determined that it is more likely than not that our deferred tax assets will be realized, principally through anticipated taxable income in future tax years. As a result, we have determined that establishing a valuation allowance on our deferred tax assets is not necessary.

NOTE 7   COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes income (losses) resulting from foreign currency translations. The details of comprehensive income are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net income, as reported	$928,781	$587,329	$633,448
Other comprehensive income (loss):	19,697	(14,041)	(26,688)
Comprehensive income	$948,478	$573,288	$606,760

NOTE 8   401(K) RETIREMENT PLAN

We have a 401(k) profit sharing plan (the “Plan”) for our employees. The Plan is a defined contribution plan covering all of our employees except for employees covered by a collective bargaining agreement and non-resident aliens earning non-U.S. source income. Employees are eligible to participate in the Plan after completing six months of service and attaining the age of 21. Employees are allowed to contribute up to 60% of their wages to the Plan. We match 25% of the employees’ contribution up to 6%

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004, AND 2003

NOTE 8   401(K) RETIREMENT PLAN (Continued)

of covered compensation. We made contributions of $153,171, $120,089 and $115,573 during the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 9   GAINSHARING INCENTIVE AND STOCK OPTION PLANS

Employee Gainsharing

During 1993, we adopted an employee gainsharing plan (the “Plan”). The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. We have authorized 50,000 common shares to be available under this Plan. In accordance with the terms of the Plan, employees can acquire newly issued shares of common stock for 90% of the current market value. During 2005, 2004 and 2003, 250, 52 and 133 common shares, respectively, were issued in connection with this plan. Through December 31, 2005, 21,823 common shares have been issued under this Plan.

Stock Options

In 1992, we approved the adoption of a fixed stock based compensation plan. The purpose of the Plan is to promote our interests and our shareholders by providing officers, directors and other key employees with additional incentive and the opportunity, through common stock ownership, to increase their proprietary interest in us and their personal interest in its continued success. In February 2003, we reached the maximum options allowed to be granted under the plan.

During 2003, our shareholders approved the adoption of the Nortech Systems Incorporated 2003 Stock Option Plan (the “2003 Plan”). The total number of shares of common stock that may be granted under the 2003 Plan is 300,000. On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the “2005 Plan”) and eliminated the remaining 172,500 available option shares under the 2003 Plan effective February 23, 2005. The total number of shares of common stock that may be granted under the 2005 Plan is 200,000, of which 180,000 remain available at December 31, 2005. The 2005 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004, AND 2003

NOTE 9   GAINSHARING INCENTIVE AND STOCK OPTION PLANS (Continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

Exercise Prices	Outstanding 12/31/2005	Exercisable 12/31/2005	Remaining Contractual Life
$3.125	28,000	28,000	4.16 Years
4.000	4,000	4,000	4.42 Years
5.000	60,000	60,000	1.14 Years
5.275	20,000	20,000	9.38 Years
5.500	4,000	4,000	3.00 Years
5.740	20,000	20,000	8.84 Years
7.110	4,000	4,000	6.81 Years
7.220	50,000	50,000	7.12 Years
7.460	20,000	20,000	8.34 Years
8.000	77,000	77,000	7.95 Years
	287,000	287,000

Following is a summary of the stock option plan activity during 2005, 2004 and 2003.

	2005		2004		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding, beginning of year	306,800	$6.21	272,800	$6.10	151,000	$4.60
Options exercised	(35,800)	5.22	(6,000)	3.63	(7,200)	3.27
Options cancelled	(4,000)	6.00	—	—	—	—
Options granted	20,000	5.28	40,000	6.60	129,000	7.70
Options outstanding, end of year	287,000	$6.27	306,800	$6.21	272,800	$6.10
Option price range of exercised options	$4.00 - 5.25		$3.63		$3.125 - 4.00

NOTE 10   COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004, AND 2003

NOTE 10   COMMITMENTS AND CONTINGENCIES (Continued)

Executive Life Insurance Plan

During 2002, we set up an Executive Bonus Life Insurance Plan (the “Plan”) for our key employees (“participants”). Pursuant to the Plan, we will pay a bonus to participants equal to 10% of the participants’ base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant may be required to reimburse us for any unvested amounts, under certain circumstances. Charges to income under the Plan were $228,000, $167,375 and $156,091 for the years ended December 31, 2005, 2004 and 2003.

Change of Control Agreements

During 2002, we entered into Change of Control Agreements (the “Agreement(s)”) with certain key executives (“the Executive(s)”). The Agreements provide an inducement for each Executive to remain as an employee in the event of any proposed or anticipated change of control in the organization, including facilitating an orderly transition, and to provide economic security for the Executive after a change in control has occurred.

In the event of an involuntarily termination, each Executive would receive their base salary, annual bonus at time of termination, and continued participation in health, disability and life insurance plans for a period of three years. Each Executive would also receive professional outplacement services up to $10,000. Each Agreement remains in full force until the Executive terminates employment or we terminate the employment of the Executive.

Commitment to Purchase Real Property

We entered into an agreement in November 2005 to lease 20,000 square feet of a building located in Blue Earth, Minnesota, to be used for manufacturing space effective December 1, 2005. The lease, which has a 90-day option to renew, expires as of March 31, 2006. At the end of December 2005, we signed an agreement to purchase the entire 140,000 square foot Blue Earth, Minnesota building for $1,350,000, the closing is scheduled for June 2006, with the seller having the option to lease back from us 50,000 square feet through the first quarter of 2007. We intend to issue an Variable Rate Demand Industrial Development Revenue Bond through the City of Blue Earth, MN, secured by an Irrevocable Letter of Credit to be issued by Wells Fargo Bank, National Association.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004, AND 2003

NOTE 11   EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	2005	2004	2003
Basic Earnings Per Common Share
Net Income	$928,781	$587,329	$633,448
Weighted average common share outstanding	2,583,309	2,561,419	2,478,921
Basic earnings per common share	$0.36	$0.23	$0.26
Diluted Earnings Per Common Share
Net Income	$928,781	$587,329	$633,448
Weighted average common shares outstanding	2,583,309	2,561,419	2,478,921
Stock options	30,633	42,992	49,889
Weighted average common shares for diluted earnings per common share	2,613,942	2,604,411	2,528,810
Diluted earnings per common share*	$0.36	$0.23	$0.25

*                    For 2005, 2004 and 2003, there were approximately 43,302, 48,409 and 17,350 shares, respectively, which were not “in the money” and therefore were excluded from the computation of diluted earnings per share because to include them would be antidilutive.

NOTE 12   QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

	Quarter Ending	Quarter Ending	Quarter Ending	Quarter Ending	Total
	3/31/2005	6/30/2005	9/30/2005	12/31/2005	YTD
Net sales	$19,067,502	$20,562,916	$20,919,151	$23,666,094	$84,215,663
Gross profit	2,364,533	2,588,446	2,554,243	2,525,006	10,032,228
Net income	98,892	138,961	260,357	430,571	928,781
Basic earnings per share of common stock	0.04	0.05	0.10	0.17	0.36
Diluted earnings per share of common stock	0.04	0.05	0.10	0.17	0.36

	Quarter Ending	Quarter Ending	Quarter Ending	Quarter Ending	Total
	3/31/2004	6/30/2004	9/30/2004	12/31/2004	YTD
Net Sales	$15,046,085	$18,028,197	$19,189,852	$20,410,025	$72,674,159
Gross Profit	1,504,871	1,918,523	2,568,674	2,546,905	8,538,973
Net Income	43,049	104,984	236,439	202,857	587,329
Basic earnings per share of common stock	0.02	0.04	0.09	0.08	0.23
Diluted earnings per share of common stock	0.02	0.04	0.09	0.08	0.23

Report of Independent Registered Public Accounting Firm on Supplementary Information

To the Board of Directors
Nortech Systems Incorporated and Subsidiary
Wayzata, Minnesota

Our audit was made for the purposes of forming an opinion on the basic 2005 and 2004 consolidated financial statements of Nortech Systems Incorporated and Subsidiary taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the 2005 and 2004 basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
February 24, 2006

Report of Independent Registered Public Accounting Firm on Supplementary Information

Board of Directors and Shareholders
Nortech Systems Incorporated:

Under date of February 13, 2004, except as to note 4 which is as of March 9, 2004, we reported on Nortech Systems Incorporated and Subsidiary’s consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2003, which are included in the Annual Report on Form 10-K for the year 2005. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index for the year ended December 31, 2003. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the 2003 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Minneapolis, Minnesota
February 13, 2004

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
SCHEDULE II—Valuation and Qualifying Accounts
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

		Additions
	Balance at	Charged		Balance at
	Beginning	to Costs		End of
Classification	of Period	And Expenses	Add (Deduct)	Period
Year Ended December 31, 2005:
Allowance for Uncollectible Accounts	$280,146	122,088	(105,671)	$296,563
Inventory Reserve	$1,219,200	897,199	(897,965)	$1,218,434
Self-insurance Accrual	$250,330	3,295,566	(3,274,792)	$271,104
Year Ended December 31, 2004:
Allowance for Uncollectible Accounts	$371,690	166,989	(258,533)	$280,146
Inventory Reserve	$1,319,250	829,918	(929,968)	$1,219,200
Self-insurance Accrual	$217,514	3,914,882	(3,882,066)	$250,330
Year Ended December 31, 2003:
Allowance for Uncollectible Accounts	$488,451	(19,694)	(97,067)	$371,690
Inventory Reserve	$1,192,255	1,017,580	(890,585)	$1,319,250
Self-insurance Accrual	$277,864	3,353,287	(3,413,637)	$217,514

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 31, 2004, KPMG LLP (“KPMG”) notified us that the auditor-client relationship between KPMG and us ceased as of that date. The decision to terminate the relationship was made by KPMG; our audit committee did not recommend a change in accountants and as a result of KPMG’s resignation began a search for a new independent auditing firm, which resulted in the appointment of McGladrey & Pullen, LLP as our principal accountant to audit the our financial statements, effective October 20, 2004.

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

The audit reports of KPMG on our consolidated financial statements as of and for the years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our two recent fiscal years ended December 31, 2003, and the subsequent interim periods through August 31, 2004, there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K), except that on August 13, 2004, KPMG advised our audit committee that KPMG noted a deficiency related to our ability to forecast financial results accurately enough to determine expected compliance with debt covenants at future quarter ends. This deficiency was considered to be a “reportable condition” under the standards established by the American Institute of Certified Public Accountants. The subject matter of this deficiency was discussed with the Chairman of the Audit Committee and representatives of our management on August 13, 2004, as were the proposed remedial actions. The Company believes that it has taken appropriate steps to remedy this deficiency by improving and expanding its monthly forecasting process put into place in the first week of June 2004. At the August 13, 2004 discussion with the Chairman of our audit committee and management, KPMG also stated that this deficiency did not in its view constitute a “material weakness” within the meaning of the standards established by the American Institute of Certified Public Accountants.

ITEM 9A.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective.

We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Changes have been and will be made to our internal controls over financial reporting as a result of these efforts. We are dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing internal controls and considering whether any improvements are necessary for maintaining an effective control environment. The evaluation of internal controls is being conducted under the direction of senior management in consultation with an independent third party consulting firm. In addition, senior management is regularly discussing the results of testing and any proposed improvements to the control environment with the Audit Committee. We expect to assess controls and procedures on a regular basis. We will continue to work to improve controls and procedures and to educate and train employees on the existing controls and procedures in connection with the efforts to maintain an effective controls infrastructure.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of the Registrant will be included in the Registrant’s 2005 proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2006 and said portions of the proxy statement are incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

Information regarding executive compensation of the Registrant will be included in the Registrant’s 2005 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 2006 and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant’s 2005 proxy statements to be filed with the Securities and Exchange Commission no later than April 30, 2006 and said portions of the proxy statements are incorporated herein by reference.

Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant’s 2005 proxy statements to be filed with the Securities and Exchange Commission no later than April 30, 2006 and said portions of the proxy statements are incorporated herein by reference.

The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2005.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	287,000	$6.273	180,000
Equity compensation plans not approved by security holders	0	0	0
Total	287,000	$6.273	180,000

(1)          Represents common shares issuable upon the exercise of outstanding options granted under our 1992 Employee Stock Incentive Plan (the “1992 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”) and the 2005 Incentive Compensation Plan (the “2005 Plan”).

(2)          Represents common shares remaining available under the 2005 Plan.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included under the caption “Miscellaneous—Independent Auditor Fees” in the Proxy Statement and, when the Proxy Statement is filed, will be incorporated herein by reference.

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

(a) 2.       Consolidated Financial Schedule—The following consolidated financial statement schedule supporting the consolidated financial statements and the Accountants’ report thereon is included in this Annual Report on Form 10-K:

PAGE
Reports of Independent Registered
Public Accounting Firms on Supplementary Information	42-43
Consolidated Financial Statements Schedule for the years ended December 31, 2005, 2004 and 2003
II Valuation and Qualifying Accounts	44

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

NORTECH SYSTEMS INCORPORATED
March 9, 2006	By:	/s/	RICHARD G. WASIELEWSKI
Richard G. Wasielewski
Chief Financial Officer
and
Principal Accounting Officer
March 9, 2006	By:	/s/	MICHAEL J. DEGEN
Michael J. Degen
President, Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

March 9, 2006	/s/	MICHAEL J. DEGEN
Michael J. Degen
President, Chief Executive
Officer and Director
March 9, 2006	/s/	MYRON KUNIN
Myron Kunin
Chairman and Director
March 9, 2006	/s/	RICHARD W. PERKINS
Richard W. Perkins, Director
March 9, 2006	/s/	C. TRENT RILEY
C. Trent Riley, Director
March 9, 2006	/s/	KEN LARSON
Ken Larson, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

23.1	Consent of McGladrey & Pullen, LLP
23.2	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.