Form 10-Q
period 2006-03-31
NORTECH SYSTEMS INC
filed 2006-05-11
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                             Accelerated Filer ☐                       Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of $.01 par value common stock outstanding at May 9, 2006 - 2,646,697

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

	MARCH 31	DECEMBER 31
ASSETS	2006	2005
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$101,035	$840,123
Accounts Receivable, Less Allowance for Uncollectible Accounts of $344,000 and $297,000, respectively	16,352,614	14,447,612
Inventories:
Raw Materials	11,664,854	10,616,894
Work In Process	4,462,117	4,423,892
Finished Goods	2,411,404	2,027,118
Reserves	(1,364,735)	(1,218,434)

Total Inventories	17,173,640	15,849,470

Prepaid Expenses	568,300	466,083
Deferred Income Tax Assets	1,003,000	912,000

Total Current Assets	35,198,589	32,515,288

Property and Equipment
Land	151,800	151,800
Building and Leasehold Improvements	4,859,922	4,819,919
Manufacturing Equipment	8,423,667	7,662,699
Office and Other Equipment	3,299,079	3,413,968
Construction in Progress	68,116	502,374

Total Property and Equipment	16,802,584	16,550,760

Accumulated Depreciation	(9,818,506)	(9,868,536)

Net Property and Equipment	6,984,078	6,682,224

Other Assets
Finite Life Intangibles	110,817	209,307
Goodwill	75,006	75,006
Deferred Income Tax Assets	224,000	179,000
Deposits	7,726	7,726

Total Other Assets	417,549	471,039

Total Assets	$42,600,216	$39,668,551

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

	MARCH 31	DECEMBER 31
LIABILITIES AND SHAREHOLDERS’ EQUITY	2006	2005
	(Unaudited)
Current Liabilities
Bank Note Payable	$6,982,244	$4,228,234
Current Maturities of Notes Payable	1,564,220	1,207,305
Checks Written in Excess of Bank Balance	985,000	1,200,000
Accounts Payable	10,720,740	9,902,998
Accrued Payroll and Commissions	2,305,922	2,849,472
Accrued Health and Dental Claims	369,768	271,104
Income Taxes Payable	330,888	317,487
Other Accrued Liabilities	374,548	324,360

Total Current Liabilities	23,633,330	20,300,960

Long-Term Liabilities
Notes Payable (Net of Current Maturities)	2,049,193	2,714,227
Total Liabilities	25,682,523	23,015,187

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,618,197 Shares Issued and Outstanding at March 31, 2006 and December 31, 2005	26,182	26,182
Additional Paid-In Capital	14,316,238	14,306,602
Accumulated Other Comprehensive Loss	(30,287)	(21,032)
Retained Earnings	2,355,560	2,091,612

Total Shareholders’ Equity	16,917,693	16,653,364

Total Liabilities and Shareholders’ Equity	$42,600,216	$39,668,551

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

(UNAUDITED)

	MARCH 31	MARCH 31
	2006	2005

Net Sales	$26,017,619	$19,067,502

Cost of Goods Sold	22,858,868	16,702,969

Gross Profit	3,158,751	2,364,533

Operating Expenses:
Selling Expenses	1,120,651	865,228
General and Administrative Expenses	1,437,130	1,183,972
Total Operating Expenses	2,557,781	2,049,200

Income From Operations	600,970	315,333

Other Income (Expense)
Interest Income	333	364
Miscellaneous Income (Expense), net	5,063	(5,673)
Interest Expense	(175,418)	(141,132)
Total Other Expense	(170,022)	(146,441)

Income Before Income Taxes	430,948	168,892

Income Tax Expense	167,000	70,000

Net Income	$263,948	$98,892

Earnings Per Common Share:

Basic	$0.10	$0.04
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,618,197	2,582,148

Diluted	$0.10	$0.04
Weighted Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,684,924	2,609,719

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

(UNAUDITED)

	MARCH 31	MARCH 31
	2006	2005
Cash Flows From Operating Activities
Net Income	$263,948	$98,892
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	315,783	288,344
Amortization	98,490	98,490
Compensation on restricted stock and stock option grants	9,636	—
Deferred Taxes	(136,000)	(62,000)
Loss on Disposal of Assets	194	—
Foreign Currency Transaction Gain	(3,894)	—
Changes in Current Operating Items:
Accounts Receivable	(1,909,292)	639,545
Inventories	(1,324,170)	(1,321,287)
Prepaid Expenses and Other Assets	(102,793)	104,188
Income Taxes Payable	13,685	135,316
Accounts Payable	823,282	1,047,302
Accrued Payroll and Commissions	(537,774)	(723,784)
Accrued Health and Dental Claims	98,664	31,532
Other Accrued Liabilities	50,066	359,822

Net Cash Provided by (Used in) Operating Activities	(2,340,175)	696,360

Cash Flows from Investing Activities:
Proceeds from Sale of Assets	125	—
Acquisition of Equipment	(626,402)	(261,331)

Net Cash Used in Investing Activities	(626,277)	(261,331)

Cash Flows from Financing Activities:
Net Change in Line of Credit	2,754,010	(626,290)
Payments on Notes and Capital Lease Payable	(308,119)	(247,002)
Issuance of Stock	—	274
Checks in Excess of Bank Balance	(215,000)	280,000

Net Cash Provided by (Used in) Financing Activities	2,230,891	(593,018)

Effect of Exchange Rate Changes on Cash	(3,527)	—

Net Decrease in Cash and Cash Equivalents	(739,088)	(157,989)

Cash and Cash Equivalents - Beginning	840,123	555,783

Cash and Cash Equivalents - Ending	$101,035	$397,794

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$175,524	$141,122
Cash paid during the period for income taxes	287,250	—

See Accompanying Condensed Notes to Consolidated Financial Statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with our Annual Report on Form
10-K for the year ended December 31, 2005. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment: An Amendment of FASB Statement No. 123,” (“SFAS 123R”) which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for financial statements issued for annual reporting periods that begin after June 15, 2005. In adopting SFAS 123R, we used the modified prospective transition method, as of January 1, 2006, the first day of our fiscal year 2006.

Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123. Our condensed consolidated financial statements as of and for the first quarter of fiscal 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the first quarter of fiscal 2006 was $9,636 before income taxes.

Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for options and the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, no stock-based compensation expense for stock options was recognized in our consolidated statements of income prior to 2006, as the exercise price was equal to the market price of our stock on the date of grant.

On November 15, 2005, our Board of Directors accelerated the vesting of the then outstanding and unvested stock options. Had these vesting periods not been accelerated, under SFAS 123R we would have recognized approximately $370,000 in cumulative expense spread over five years beginning in fiscal 2006.

Had compensation cost for our stock option plan been determined pursuant to SFAS 123, net income and earnings per common share for the quarter ended March 31, 2005 would have been as follows:

For the Three Months Ended
March 31, 2005

Net income, as reported	$98,892
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(30,770)
Pro forma net income	$68,122
Earnings per common share:
Basic—as reported	$0.04
Basic—pro forma	$0.03
Diluted—as reported	$0.04
Diluted—pro forma	$0.03

SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the condensed consolidated statement of operations over the requisite service periods. Share-based compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, is based on the grant date fair value estimated in accordance with the provisions of SFAS 123. For options granted subsequent to December 31, 2005, compensation expense is based on the grant date fair value estimated in accordance with SFAS 123R. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

We have two types of stock-based compensation awards consisting of restricted stock and stock options. Following is a summary of the key terms and methods of valuation for our stock-based compensation awards.

Restricted Stock

On March 7, 2006, 28,500 shares of restricted common stock were granted to our management and directors. This benefit was valued at the market price of the stock on the date of grant. These awards vest over a three-year term and are expensed ratably over the same period. The arrangements do contain an acceleration condition whereby if we attain certain financial measurements, the awards vest in their entirety on December 31, 2006. Total compensation expense included in the statement of income for the quarter ended March 31, 2006 was $3,679. The following is the status of our restricted shares as of March 31, 2006, including changes during the three-month period ended March 31, 2006:

	Restricted Shares	Weighted- Average Grant Date Fair Value

Outstanding - January 1, 2006	—	$—
Granted	28,500	7.44

Outstanding - March 31, 2006	28,500	$7.44

Exercisable on March 31, 2006	—

As of March 31, 2006, there was approximately $206,000 of unrecognized compensation expense related to unvested restricted stock awards, which we expect to recognize over a weighted average period of 2.75 years. We expect to issue the restricted shares to the transfer agent during the quarter ended June 30, 2006.

Stock Options

On March 7, 2006, 73,500 options were granted to our management and directors with the exercise price equaling the closing price of the common shares on that date. To calculate the option-based compensation under SFAS 123R, we used the Black-Scholes option-pricing model, which we had previously used for the valuation of option-based awards for our pro forma information required under SFAS 123 for periods prior to fiscal 2006. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

Total stock option expense included in our statement of income for the quarter ended March 31, 2006 was $5,957. For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is based on historical data.

Following is the status of our stock option plan as of March 31, 2006, including changes during the three-month period ended March 31, 2006:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2006	287,000	$6.27
Granted	73,500	$7.44
Outstanding – March 31, 2006	360,500	$6.47	6.66	$511,485
Exercisable on March 31, 2006	287,000	$6.27	5.82	$475,470

As of March 31, 2006, there was approximately $307,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted average period of 2.75 years. SFAS 123R also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS 123R, these tax benefits have been reflected as a cash inflow from operations.

 Segment Reporting Information

Our results of operations for the three months ending March 31, 2006 and 2005 represent a single segment referred to as Contract Manufacturing. Export sales represent 5% and 4% of consolidated net sales for the three-month periods ended March 31, 2006 and 2005, respectively.

Long-lived assets by country are as follows:

	United States	Mexico	Total
March 31, 2006
Net Property and Equipment	$6,328,898	$655,180	$6,984,078
Other Assets	313,439	104,110	417,549

December 31, 2005
Net Property and Equipment	$5,995,465	$686,759	$6,682,224
Other Assets	271,529	199,510	471,039

Finite Life Intangible Assets

Finite life intangible assets at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Non-Compete	4	$1,526,384	$1,431,000	$95,384
Other Intangibles	3	37,059	21,626	15,433
Totals		$1,563,443	$1,452,626	$110,817

	December 31, 2005
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Non-Compete	4	$1,526,384	$1,335,600	$190,784
Other Intangibles	3	37,059	18,536	18,523
Totals		$1,563,443	$1,354,136	$209,307

Amortization expense related to these assets is as follows:

Quarter ended March 31, 2006	$98,490
Quarter ended March 31, 2005	98,490

Estimated future amortization expense related to these assets is as follows:

Remainder of 2006	$105,000
2007	6,000

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

The accounting principles followed in the preparation of the consolidated financial information contained on Form 10-Q are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2005, except as previously noted herein. Refer to our Annual Report on Form 10-K for detailed information on accounting policies.

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

One customer accounted for 10% or more of net sales for the three-month periods ended March 31, 2006 and 2005. For the three-month periods ended March 31, 2006 and 2005, G.E. Medical and Transportation Divisions accounted for 14% and 12% of net sales, respectively. Accounts receivable from G.E. Medical and Transportation Divisions at March 31, 2006 and 2005, represented 12% and 15% of total accounts receivable, respectively. Although one of our two major customers mentioned in our Annual Report on Form 10-K for the year ended December 31, 2005 did not meet the 10% of net sales threshold for the three-month periods ended March 31, 2006 or 2005, we feel that Northrop Grumman Corp. will continue to be one of our major customers. Northrop Grumman Corp. accounted for 9% of net sales for both three-month periods ended March 31, 2006 and 2005. Accounts receivable from Northrop Grumman Corp. at March 31, 2006 and 2005 represented 11% and 6% of total accounts receivable, respectively.

NOTE 5. LONG TERM DEBT

On April 28, 2006, we entered into a 6th amendment to our credit agreement with Wells Fargo Bank, N.A. (WFB), increasing our line of credit arrangement from $8 million to $10 million and extending the maturity dates of the line of credit to April 30, 2008 and our real estate term note to July 30, 2011. The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures. On March 31, 2006, we had an outstanding balance of $7.0 million under the line of credit and unused availability of $1.0 million.

On March 30, 2006, we received approval for a promissory note payable to WFB for $1.1 million, bearing an interest rate of 7.3%, payable over 36 monthly installments, maturing on March 15, 2009. We received the $1.1 million on April 5, 2006 in exchange for the promissory note, with collateral comprised of equipment purchases.

NOTE 6. NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	For the Three-Months Ended March 31,
	2006	2005

Basic Earnings Per Common Share

Net Income	$263,948	$98,982

Weighted average common shares outstanding	2,618,197	2,582,148

Basic earnings per common share	$0.10	$0.04

Diluted Earnings Per Common Share

Net Income	$263,948	$98,892

Weighted average common shares outstanding	2,618,197	2,582,148
Stock options	45,635	27,571
Restricted stock	21,092	—
Weighted average common shares for diluted earnings per common share	2,684,924	2,609,719

Diluted earnings per common share	$0.10	$0.04

For the three-month periods ended March 31, 2006 and 2005, 25,113 and 47,977 shares, respectively, were excluded from the computation of diluted earnings per common share, as the effect of these shares would be antidilutive.

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

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations. The details of comprehensive income are as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005

Net Income	$263,948	$98,892

Other Comprehensive Loss:
Currency Translation Adjustment	(9,255)	—

Comprehensive Income	$254,693	$98,892

NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued Statement No. 151 (SFAS 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. The amendments made by SFAS 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges. In addition, SFAS requires the allocation of fixed production overhead to inventory based on the normal capacity of production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS 151 on January 1, 2006 with no material impact to the consolidated financial statements.

In March 2005, the FASB issued Interpretation No.47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective for us in the first quarter of fiscal 2006. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

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

Summary:

For the quarter ended March 31, 2006, we reported net sales of $26.0 million, up 36 percent over the $19.1 million we reported in the same quarter of 2006. The gross profit percentage was 12% for the first quarters of 2006 and 2005. Income from operations for the first quarter of 2006 totaled $600,970, an increase of 91% above the $315,333 reported in the first quarter of 2005. Net income for the first quarter of 2006 totaled $263,948, or $0.10 per diluted common share and was above the $98,892, or $0.04 per diluted common share, reported in the first quarter of 2005. The increased volume and profit in the first quarter of 2006 comes primarily from the growth in our Aerospace Systems, Printed Circuit Board Assemblies and Wire and Cable Divisions.

(1.) Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005

Net Sales	100%	100%
Cost of Good Sold	88%	88%
Gross Profit	12%	12%

Selling Expenses	4%	4%
General and Administrative Expenses	6%	6%
Income from Operations	2%	2%

Other Expenses, Net	1%	1%
Income Tax Expense	0%	0%
Net Income	1%	1%

Net Sales:

We reported net sales of $26.0 million and $19.1 million for the first quarter ended March 31, 2006 and 2005, respectively, a 36% increase year over year. The increase in net sales of $6.9 million for the first quarter is due to increased sales volume in our Aerospace Systems Division of $2.6 million, our Industrial Electronic Printed Circuit Board Assemblies Division of $2.6 million and our Commercial Wire and Cable Divisions of $1.7 million for the first quarter. Our 90-day order backlog was approximately $22.1 million as of March 31, 2006, compared to approximately $24.9 million at the beginning of the year. The majority of the backlog reduction is associated with the increased capacity from our Aerospace Systems Division’s expansion into the Blue Earth facility and additional direct labor. Based on current trends, we expect the second quarter of 2006 to have similar to slightly lower sales levels than the first quarter of 2006.

Gross Profit:

Our gross profit for the first quarter of 2006 was $3.2 million or 12% of net sales compared to gross profit of $2.4 million or 12% of net sales for the first quarter of 2005. The first quarter gross profit improvement of $0.8 million was positively impacted by the increased revenue and associated leveraging but did not materialize into improved gross margin percentages due to higher copper and oil based commodity prices, higher energy costs and underutilized plant capacity.

Selling Expense:

We had selling expenses of $1.1 million or 4% of net sales for the first quarter of 2006 compared to $0.9 million or 4% of net sales for the first quarter of 2005. Comparing the first quarter of 2006 to the first quarter of 2005, the increase in selling expenses of $0.2 million resulted from an increase in commissions of $0.1 million based on the revenue growth and $0.1 million increase in our sales infrastructure and expenses. We continue to invest in our sales force and brand in order to maintain a high level of customer service, support the revenue growth and communicate our brand and services to the markets we serve.

General and Administrative Expense:

Our general and administrative expenses were $1.4 million or 6% of net sales for the first quarter of 2006 and $1.2 million or 6% of net sales for the first quarter ended March 31, 2005. The increase in general and administrative expenses is attributable to increased personnel expenses of $0.2 million to support the growth and the operations.

Other Expense:

Other expenses, net were $170,022 for the quarter ended March 31, 2006 compared to $146,441 for the first quarter of 2005. The majority of the variance is accounted for in the increase in interest expense, which was $34,286 higher for the three months ended March 31, 2006, due to higher interest rates.

Income Tax:

Income tax expense for the three months ended March 31, 2006 is $167,000 compared to an income tax expense of $70,000 for the three months ended March 31, 2006. The effective tax rate for 2006 is expected to approximate 38.8%, comprised of an effective rate of 36.9% for domestic federal and state taxes and 1.9% for foreign taxes. The effective tax rate for 2005 was 33%, comprised of an effective rate of 31.2% for domestic federal and state taxes and 1.8% for foreign taxes. We anticipate additional Research and Development credits to impact the effective domestic tax rate but not to the same levels as in 2005.

(2.) Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through Wells Fargo Bank, N.A. (WFB). Due to our continued growth and increased working capital requirements in the past several quarters our line of credit arrangement with Wells Fargo Bank was increased from $8.0 million to $10.0 million on April 28, 2006 with a maturity date of April 30, 2008. The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures. On March 31, 2006, we had an outstanding balance of $7.0 million under the line of credit and unused availability of $1.0 million.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

Our line of credit is classified as a current liability as of March 31, 2006 and December 31, 2005. At December 31, 2003, the line of credit was classified as a long-term liability. Therefore, in order to present the following ratios as comparable to the prior periods, the line of credit at December 31, 2003 has been included in the current liabilities to compute the ratios below to make the comparisons below more meaningful.

	March 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003*

Current Ratio (Current Assets / Current Liabilities)	1.49	1.60	1.65	1.80
Working Capital (Current Assets – Current Liabilities)	$11,565,259	$12,214,328	$11,749,991	$10,816,072
Quick Ratio (Cash + Accounts Receivable / Current Liabilities)	0.70	0.75	0.77	0.81
Accounts Receivable to Working Capital (Average Accounts Receivable/ Working Capital)	1.33	1.14	1.03	0.85
Inventory to Working Capital (Average Inventory/ Working Capital)	1.43	1.23	1.10	1.11

* Proforma ratios since the line of credit debt has been reclassified to current liabilities as noted in above comments.

Our working capital as of March 31, 2006 was $11.6 million compared to $12.2 million at December 31, 2005. Our current maturities of long-term debt increased $357,000 in the first quarter of 2006 as a result of several of our loans becoming due within one year. As such, this has caused our working capital to decrease. Our increases in both accounts receivable and inventories are the result of our growth in sales. We continue to take the necessary actions needed and implement initiatives to improve our working capital position by focusing on lowering inventory levels and collecting accounts receivable within terms.

Net cash used in operating activities for the three months ended March 31, 2006 was $2.4 million, which is down from the $0.7 million of net cash provided by operating activities for the three months ended March 31, 2005. The cash flow from operations for the three months ended March 31, 2006 is the result of net income of $0.3 million adjusted for noncash depreciation, amortization, loss on the disposal of assets, foreign currency transaction loss, and the change in deferred taxes, which combined totaled $0.3 million in net positive adjustments, less the net change in operating assets and liabilities of $3.0 million. Increases in Accounts Receivable of $1.9 million and Inventories of $1.3 million account for the majority of use of working capital cash in the first quarter of 2006.

Net cash used in investing activities of $0.6 million for the first three months of 2006 is up from $0.3 million spent on capital equipment purchases in the first three months of 2005. The 2006 major investments are related to equipment purchases, including our expansion into the Blue Earth, Minnesota facility that we presently lease and have entered into an agreement to purchase the building, which is scheduled for June 2006.

Net cash provided by financing activities for the three months ended March 31, 2006 was $2.2 million, consisting primarily of drawing on the line of credit by $2.7 million and offset by paying down principal on notes payable of $0.3 million and reduced checks in excess of bank balance of $0.2 million.

We believe that our future financing requirements can be met with funds generated from our operating activities and our operating line of credit. Set forth below is information about our long-term contractual obligations outstanding as of March 31, 2006. Refer to the Annual Report on Form 10-K for detailed information on our long-term contractual obligations and commitments.

	Payments Due by Period
	Remainder
	of 2006	2 - 3 Yrs	4 - 5 Yrs	Thereafter
Notes Payable	$6,982,244	$—	$—	$—
Long-term Debt	899,135	1,353,167	333,333	1,027,778
Operating Leases	260,636	356,382	183,759	—
Real Property Purchase Commitment	1,350,000	—	—	—
Equipment Purchase Commitments	500,000	—	—	—
Total Contractual Obligations and Commitments	$9,992,015	$1,709,549	$517,092	$1,027,778

We are committed to purchasing the Blue Earth property and have entered into an agreement in November 2005 to lease 20,000 square feet of a building located in Blue Earth, Minnesota, to be used for manufacturing space effective December 1, 2005. The 20,000 square feet lease was renewed and on March 31, 2006 we leased an additional 10,000 square feet, both until closing in June 2006. In December 2005, we signed an agreement to purchase the entire 140,000 square foot Blue Earth, Minnesota building for $1,350,000; the closing is scheduled for June 2006, with the seller having the option to lease back from us 50,000 square feet through the first quarter of 2007. Wells Fargo Bank is providing a Standby Letter of Credit to support the issuance of the IDRB for the purchase of the Blue Earth property.

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

Deferred Income Tax Valuation:

At March 31, 2006 and December 31, 2005, we have recorded U.S. deferred tax assets pertaining to the recognition of future deductible temporary differences. We have not provided any valuation allowance with respect to these assets, as we believe their realization is “more likely than not.”  This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable, as well as various tax, business and other planning strategies available to us. We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required. The failure to utilize this asset would adversely affect our results of operations and financial position.

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

Stock-Based Compensation:

We adopted the provisions of SFAS 123R, “Share-Based Payment” on January 1, 2006. SFAS 123R requires us to measure and recognize in our consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We have two types of stock-based compensation awards consisting of restricted stock and stock options.

Restricted stock is valued at the market price of the stock on the date of grant. These awards vest over a three-year term and are expensed ratably over the same period. The arrangements do contain an acceleration condition whereby if we attain certain financial measurements, the awards vest in their entirety on December 31, 2006.

We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each stock option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. We have reviewed each of these assumptions carefully and we determined our best estimate for these variables. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected performance of our stock. An increase in the volatility of our stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our financial position as of March 31, 2006. This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, changes in materials costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

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

ITEM 4. CONTROLS AND PROCEDURES

We evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

ITEM 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our most recently filed Annual Report on Form 10-K (Item 1A). There has been no material change in those risk factors.

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

Nortech Systems Incorporated and Subsidiary

Date: May 10, 2006	by	/s/ Michael J. Degen

Michael J. Degen

President and Chief

Executive Officer

Date: May 10, 2006	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer