Form 10-Q
period 2006-06-30
NORTECH SYSTEMS INC
filed 2006-08-04
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of $.01 par value common stock outstanding at August 1, 2006 - 2,648,729

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005

	JUNE 30	DECEMBER 31
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$696,113	$840,123
Accounts Receivable, Less Allowance for Uncollectible
Accounts of $502,000 and $297,000, respectively	14,125,648	14,447,612
Inventories:
Raw Materials	11,284,582	10,616,894
Work In Process	4,644,964	4,423,892
Finished Goods	2,641,561	2,027,118
Reserves	(1,416,850)	(1,218,434)

Total Inventories	17,154,257	15,849,470

Prepaid Expenses	426,201	466,083
Deferred Income Tax Assets	1,092,000	912,000

Total Current Assets	33,494,219	32,515,288

Property and Equipment
Land	300,000	151,800
Building and Leasehold Improvements	5,857,619	4,819,919
Manufacturing Equipment	8,904,069	7,662,699
Office and Other Equipment	3,378,725	3,413,968
Construction in Progress	84,520	502,374

Total Property and Equipment	18,524,933	16,550,760

Accumulated Depreciation	(10,100,815)	(9,868,536)

Net Property and Equipment	8,424,118	6,682,224

Other Assets
Finite Life Intangibles	91,716	209,307
Goodwill	75,006	75,006
Deferred Income Tax Assets	263,000	179,000
Restricted Cash	427,500	—
Deposits	7,726	7,726

Total Other Assets	864,948	471,039

Total Assets	$42,783,285	$39,668,551

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005

	JUNE 30	DECEMBER 31
	2006	2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank Note Payable	$6,103,984	$4,228,234
Current Maturities of Notes Payable	1,741,179	1,207,305
Current Maturities of Bonds Payable	130,000	-
Checks Written in Excess of Bank Balance	—	1,200,000
Accounts Payable	9,769,395	9,902,998
Accrued Payroll and Commissions	3,096,978	2,849,472
Accrued Health and Dental Claims	400,000	271,104
Income Taxes Payable	112,808	317,487
Other Accrued Liabilities	229,272	324,360
Total Current Liabilities	21,583,616	20,300,960

Long-Term Liabilities
Notes Payable (Net of Current Maturities)	2,609,258	2,714,227
Bonds Payable (Net of Current Maturities)	1,310,000	—
Total Long-Term Liabilities	3,919,258	2,714,227

Total Liabilities	25,502,874	23,015,187

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,648,729 and 2,618,197 Shares Issued and Outstanding at June 30, 2006 and December 31, 2005, respectively	26,487	26,182
Additional Paid-In Capital	14,380,732	14,306,602
Accumulated Other Comprehensive Loss	(41,033)	(21,032)
Retained Earnings	2,664,225	2,091,612

Total Shareholders’ Equity	17,280,411	16,653,364

Total Liabilities and Shareholders’ Equity	$42,783,285	$39,668,551

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2006 AND 2005
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30
	2006	2005

Net Sales	$26,173,559	$20,562,916

Cost of Goods Sold	22,759,919	17,974,470

Gross Profit	3,413,640	2,588,446

Operating Expenses:
Selling Expenses	1,127,525	936,709
General and Administrative Expenses	1,658,616	1,275,942
Total Operating Expenses	2,786,141	2,212,651

Income From Operations	627,499	375,795

Other Income (Expense)
Interest Income	669	415
Miscellaneous Expense, net	9,283	(8,849)
Interest Expense	(190,786)	(161,400)
Total Other Expense	(180,834)	(169,834)

Income Before Income Taxes	446,665	205,961

Income Tax Expense	138,000	67,000

Net Income	$308,665	$138,961

Earnings Per Common Share:

Basic	$0.12	$0.05
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,619,281	2,582,222

Diluted	$0.11	$0.05
Weighted Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,682,244	2,610,040

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2006 AND 2005
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2006	2005

Net Sales	$52,191,178	$39,630,418

Cost of Goods Sold	45,618,787	34,677,439

Gross Profit	6,572,391	4,952,979

Operating Expenses:
Selling Expenses	2,248,176	1,801,937
General and Administrative Expenses	3,095,746	2,459,914
Total Operating Expenses	5,343,922	4,261,851

Income From Operations	1,228,469	691,128

Other Income (Expense)
Interest Income	1,002	779
Miscellaneous Expense, net	14,346	(14,522)
Interest Expense	(366,204)	(302,532)
Total Other Expense	(350,856)	(316,275)

Income Before Income Taxes	877,613	374,853

Income Tax Expense	305,000	137,000

Net Income	$572,613	$237,853

Earnings Per Common Share:

Basic	$0.22	$0.09
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,618,742	2,582,185

Diluted	$0.21	$0.09
Weighted Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,683,587	2,609,879

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
JUNE 30, 2006 AND 2005
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2006	2005
Cash Flows From Operating Activities
Net Income	$572,613	$237,853
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	662,953	586,264
Amortization	196,964	196,980
Compensation on restricted stock and stock option grants	66,207	—
Deferred Taxes	(264,000)	(203,000)
(Gain) Loss on Disposal of Assets	867	—
Foreign Currency Transaction Gain	(6,210)	14,254
Changes in Current Operating Items:
Accounts Receivable	314,227	(1,012,556)
Inventories	(1,304,787)	(974,287)
Prepaid Expenses and Other Assets	39,127	105,100
Income Taxes Payable	(204,017)	325,253
Accounts Payable	(130,674)	1,890,104
Accrued Payroll and Commissions	255,826	(14,519)
Accrued Health and Dental Claims	128,896	120,626
Other Accrued Liabilities	(95,088)	253,164
Net Cash Provided by Operating Activities	232,904	1,525,236

Cash Flows from Investing Activities:
Proceeds from Sale of Assets	275	—
Restricted Cash	(427,500)	—
Purchase of Property and Equipment	(2,421,637)	(482,778)
Net Cash Used in Investing Activities	(2,848,862)	(482,778)

Cash Flows from Financing Activities:
Net Change in Line of Credit	1,875,750	(595,823)
Proceeds from Notes Payable	1,100,926	—
Proceeds from Bonds Payable	1,440,000	—
Payments on Notes Payable	(672,021)	(509,419)
Payments for Bond Issue Costs	(79,373)	—
Issuance of Stock	8,228	606
Checks in Excess of Bank Balance	(1,200,000)	64,000
Net Cash Provided by (Used in) Financing Activities	2,473,510	(1,040,636)

Effect of Exchange Rate Changes on Cash	(1,562)	(9,357)

Net Decrease in Cash and Cash Equivalents	(144,010)	(7,535)

Cash and Cash Equivalents - Beginning	840,123	555,783

Cash and Cash Equivalents - Ending	$696,113	$548,248

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$363,153	$161,533
Cash paid during the period for income taxes	771,000	—

Supplemental schedule of noncash financing activity:
Issuance of Common Stock on a restricted basis	$212,040	$—

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

Restricted Cash

At June 30, 2006, restricted cash of $427,500 is to be used for the purchase of equipment at the Blue Earth, Minnesota facility as required by the Industrial Revenue Bond agreement into which we entered on June 28, 2006 to purchase the Blue Earth, Minnesota facility, see Note 5.

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

Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123.  Our condensed consolidated financial statements as of and for the first six months of fiscal 2006 reflect the impact of SFAS 123R.  In accordance with the modified prospective transition method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.  Share-based compensation expense before income taxes recognized under SFAS 123R for the three months and six months ended June 30, 2006 was $56,571 and $66,207, respectively.

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

Had compensation cost for the our stock option plan been determined pursuant to SFAS 123 in 2005, net income and earnings per common share on a proforma basis would have been as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$138,961	$237,853
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(34,843)	(65,613)
Pro forma net income	$104,118	$172,240
Earnings per common share:
Basic—as reported	$0.05	$0.09
Basic—pro forma	$0.04	$0.07
Diluted—as reported	$0.05	$0.09
Diluted—pro forma	$0.04	$0.07

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

Restricted Stock

On March 7, 2006, 28,500 shares of restricted common stock were granted to our management and directors.  This benefit was valued at the market price of the stock on the date of grant.  These awards vest over a three-year term and are expensed ratably over the same period.  The arrangements do contain an acceleration condition whereby if we attain certain financial measurements, the awards vest in their entirety on December 31, 2006.  Total compensation expense related to restricted stock included in the statement of income for the three months and six months ended June 30, 2006 was $22,075 and $25,754, respectively.  The following is the status of our restricted shares as of June 30, 2006, including changes during the six-month period ended June 30, 2006:

	Restricted Shares	Weighted- Average Grant Date Fair Value
Outstanding — January 1, 2006	—	$—
Granted	28,500	7.44

Outstanding — June 30, 2006	28,500	$7.44

Exercisable on June 30, 2006	—

As of June 30, 2006, there was approximately $186,000 of unrecognized compensation expense related to unvested restricted stock awards, which we expect to recognize over a weighted average period of 2.50 years.

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

Total compensation expense related to stock options included in our statement of income for the three months and six months ended June 30, 2006 was $34,496 and $40,453, respectively.  For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is based on historical data.

Following is the status of our stock option plan as of June 30, 2006, including changes during the six-month period ended June 30, 2006:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — January 1, 2006	287,000	$6.27
Granted	73,500	$7.44
Exercised	(2,000)	$4.00
Forfeited	(2,000)	$8.00
Outstanding — June 30, 2006	356,500	$6.52	6.42	$243,520
Exercisable on June 30, 2006	283,000	$6.28	5.57	$261,160

As of June 30, 2006, there was approximately $275,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted average period of 2.50 years.  SFAS 123R also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities.  Prior to the adoption of SFAS 123R, these tax benefits have been reflected as a cash inflow from operations.

Segment Reporting Information

Our results of operations for the three months and six months ended June 30, 2006 and 2005 represent a single segment referred to as Contract Manufacturing.  Export sales represented 5% of consolidated net sales for the three-month and six-month periods ended June 30, 2006.  Export sales represented 4% of consolidated net sales for the three-month and six-month periods ended June 30, 2005.

Long-lived assets by country are as follows:

	United States	Mexico	Total
June 30, 2006
Net Property and Equipment	$7,814,371	$609,747	$8,424,118
Other Assets	856,222	8,726	864,948

December 31, 2005
Net Property and Equipment	$5,995,465	$686,759	$6,682,224
Other Assets	271,529	199,510	471,039

Finite Life Intangible Assets

Finite life intangible assets at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Deferred Bond Issue Costs	15	$79,373	$—	$79,373
Non-Compete	4	1,526,384	1,526,384	—
Other Intangibles	3	37,059	24,716	12,343
Totals		$1,642,816	$1,551,100	$91,716

	December 31, 2005
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Non-Compete	4	$1,526,384	$1,335,600	$190,784
Other Intangibles	3	37,059	18,536	18,523
Totals		$1,563,443	$1,354,136	$209,307

Amortization expense related to these assets is as follows:

Quarter ended June 30, 2006	$98,474
Quarter ended June 30, 2005	98,490
Six months ended June 30, 2006	196,964
Six months ended June 30, 2005	196,980

Estimated future amortization expense related to these assets is as follows:

Remainder of 2006	$9,000
2007	11,000
2008	5,000
2009	5,000
2010	5,000
Thereafter	57,000

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

The accounting principles followed in the preparation of the condensed consolidated financial information contained on Form 10-Q are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2005, except as previously noted herein. Refer to our Annual Report on Form 10-K for detailed information on accounting policies.

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

Two customers accounted for 10% or more of our net sales for the three-month and six-month periods ended June 30, 2006 and 2005.  For the three-month periods ended June 30, 2006 and 2005, G.E. Medical and Transportation Divisions accounted for 14% of net sales.  For the six-month periods ended June 30, 2006 and 2005, G.E. Medical and Transportation Divisions accounted for 14% and 13% of net sales, respectively.  Accounts receivable from G.E. Medical and Transportation Divisions at June 30, 2006 and 2005, represented 13% and 19% of total accounts receivable, respectively.  For the three-month periods ended June 30, 2006 and 2005, Northrop Grumman Corp. accounted for 15% and 11% of net sales, respectively.  For the six-month periods ended June 30, 2006 and 2005, Northrop Grumman Corp. accounted for 12% and 10% of net sales, respectively.  Accounts receivable from Northrop Grumman Corp. at June 30, 2006 and 2005, represented 16% and 14% of total accounts receivable, respectively.

NOTE 5. LONG TERM DEBT

On June 28, 2006, we received $1.4 million in exchange for an industrial revenue bond with Wells Fargo Bank, N.A. (WFB), where the City of Blue Earth, Minnesota is issuer of the bond.  The bond, which matures on June 1, 2021, bears a variable interest rate, which we have exchanged with WFB for a 5-year fixed rate of 4.07%, converting back to a variable rate in 2012.  The bond is payable in annual installments per the agreement with WFB.  Our first bond principal payment on June 1, 2007 will be $130,000.  The proceeds of the bond were used to purchase the facility in Blue Earth, Minnesota.

On April 28, 2006, we entered into a 6th amendment to our credit agreement with WFB, increasing our line of credit arrangement from $8 million to $10 million and extending the maturity dates of the line of credit to April 30, 2008 and our real estate term note to July 30, 2011.  The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  On June 30, 2006, we had an outstanding balance of $6.1 million under the line of credit and unused availability of $3.7 million supported by the borrowing base level.

We received $1.1 million on April 5, 2006 in exchange for the promissory note, payable to WFB bearing an interest rate of 7.3%, payable over 36 monthly installments to March 15, 2009, with collateral comprised of equipment purchases.

NOTE 6. NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic Earnings Per Common Share
Net income, as reported	$308,665	$138,961	$572,613	$237,853

Weighted average common shares outstanding	2,619,281	2,582,222	2,618,742	2,582,185
Basis earnings per common share	$0.12	$0.05	$0.22	$0.09

Diluted Earnings Per Common Share
Net income, as reported	$308,665	$138,961	$572,613	$237,853

Weighted average common shares outstanding	2,619,281	2,582,222	2,618,742	2,582,185
Effect of Stock options	58,895	27,818	52,265	27,694
Effect of Restricted stock	4,068	—	12,580	—
Weighted average common shares for diluted earnings per common share	2,682,244	2,610,040	2,683,587	2,609,879
Diluted earnings per common share	$0.11	$0.05	$0.21	$0.09

For the three-month and six-month periods ended June 30, 2006, 1,046 shares and 26,159 shares, respectively, were excluded from the computation of diluted earnings per common share as these shares were antidilutive.  For the three-month and six-month periods ended June 30, 2005, 50,263 and 98,240 shares, respectively, were excluded from the computation of diluted earnings per common share as these shares were antidilutive.
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

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Income, as reported	$308,665	$138,961	$572,613	$237,853

Other Comprehensive Income (Loss): Currency Translation Adjustment	(10,746)	19,738	(20,001)	19,738

Comprehensive Income	$297,919	$158,699	$552,612	$257,591

NOTE 9.  RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued Statement No. 151 (SFAS 151), “Inventory Costs — an amendment of ARB No. 43, Chapter 4”.  The amendments made by SFAS 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges.  In addition, SFAS requires the allocation of fixed production overhead to inventory based on the normal capacity of production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We adopted SFAS 151 on January 1, 2006 with no material impact to the consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48, or “FIN 48,” Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

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

Summary:

For the quarter ended June 30, 2006, we reported net sales of $26.2 million, up 27 percent over the $20.6 million we reported in the same quarter of 2005.  For the six months ended June 30, 2006, we reported net sales of $52.2 million, up 32% over the $39.6 million we reported for the first six months of 2005.  The second quarter gross profit percentage was 13% for both 2006 and 2005.  For the first six months of 2006 and 2005, the gross profit percentage was 13% and 12%, respectively.  Income from operations for the second quarter of 2006 totaled $627,499, an increase of 67% above the $375,795 reported in the second quarter of 2005.  For the six months ended June 30, 2006 and 2005, income from operations totaled $1,228,469 and $691,128, respectively, a 78% increase from 2005.  Net income for the second quarter of 2006 totaled $308,665, or $0.11 per diluted common share and was above the $138,961, or $0.05 per diluted common share, reported in the second quarter of 2005.  Net income for the first six months of 2006 totaled $572,613, or $0.21 per diluted common share and was above the $237,853, or $0.09 per diluted common share, reported in the first six months of 2005. The increased profit for the three-months and six months ending June 30, 2006 comes primarily from the revenue growth.

(1.)         Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales	100%	100%	100%	100%
Cost of Good Sold	87%	87%	87%	88%
Gross Profit	13%	13%	13%	12%

Selling Expenses	5%	5%	4%	4%
General and Administrative Expenses	6%	6%	6%	6%
Income from Operations	2%	2%	3%	2%

Other Expenses, Net	1%	1%	1%	1%
Income Tax Expense	0%	0%	1%	0%
Net Income	1%	1%	1%	1%

Net Sales:

We reported net sales of $26.2 million and $20.6 million for the second quarter ended June 30, 2006 and 2005, respectively, a 27% increase year over year.  The increase in net sales of $5.6 million for the second quarter is due to increased sales volume in our Aerospace Systems Division of $3.2 million, our Industrial Electronic Printed Circuit Board Assemblies Division of $1.6 million and our Commercial Wire and Cable Divisions of $0.8 million.  We reported net sales of $52.2 million and $39.6 million for the six months ended June 30, 2006 and 2005, respectively, a 32% increase year over year.  The increase in net sales of $12.6 million for the first six months is due to increased sales volume in our Aerospace Systems Division of $5.8 million, our Industrial Electronic Printed Circuit Board Assemblies Division of $4.1 million and our Commercial Wire and Cable Divisions of $2.7 million.  Our 90-day order backlog was approximately $17.1 million as of June 30, 2006, compared to approximately $22.1 million at the beginning of the quarter.  The majority of the backlog reduction is associated with the increased capacity from our Aerospace Systems Division’s expansion into the Blue Earth facility helping to reduce past due orders.  We expect, based on the current backlog position, the third quarter of 2006 to have similar sales levels as the second quarter of 2006.

Gross Profit:

Our gross profit for the second quarter of 2006 was $3.4 million or 13% of net sales compared to gross profit of $2.6 million or 13% of net sales for the second quarter of 2005.  Our gross profit for the first six months of 2006 was $6.6 million or 13% of net sales compared to gross profit of $5.0 million or 12% of net sales for the second quarter of 2005.  The gross profit improvement for the quarter and first six months of $0.8 million and $1.6 million, respectively, was positively impacted by the increased revenue and associated leveraging of fixed costs but did not materialize into improved gross margin percentages due to higher copper and oil based commodity prices, higher energy costs and underutilized plant capacity.

Selling Expense:

We had selling expenses of $1.1 million or 5% of net sales for the second quarter of 2006 compared to $0.9 million or 5% of net sales for the second quarter of 2005.  For the first six months ended June 30, 2006 and 2005, we had selling expenses of $2.2 million and $1.8 million, respectively, representing 4% of net sales.  The increase in selling expenses for the quarter and the first six months of $0.2 million and $0.4 million resulted from increases in commissions of $0.1 million and $0.3 million, respectively, with the remaining increase in our sales infrastructure and expenses. We continue to invest in our sales force and brand in order to maintain a high level of customer service, support the revenue growth and communicate our brand and services to the markets we serve.

General and Administrative Expense:

Our general and administrative expenses were $1.7 million or 6% of net sales for the second quarter of 2006 and $1.3 million or 6% of net sales for the second quarter ended June 30, 2005.  For the first six months ended June 30, 2006 and 2005, we had general and administrative expenses of $3.1 million and $2.5 million, respectively, representing 6% of net sales.  The increase in general and administrative expenses for the quarter and for the first six months of $0.4 million and $0.6 million, respectively, is attributable to increased personnel expenses to support the growth and the operations.

Other Expense:

Other expenses, net were $180,834 for the quarter ended June 30, 2006 compared to $169,834 for the second quarter of 2005.  Other expenses, net were $350,856 for the six months ended June 30, 2006 compared to $316,275 for the first six months of 2005.  Interest expense increased for the three months and six months ended June 30, 2006, by $29,386 and $63,672, respectively, which is due to higher interest rates which on average were 1% higher than prior year and increased funded debt levels.

Income Tax:

Income tax expense for the three months ended June 30, 2006 was $138,000 compared to an income tax expense of $67,000 for the three months ended June 30, 2005.  Income tax expense for the six months ended June 30, 2006 was $305,000 compared to an income tax expense of $137,000 for the six months ended June 30, 2005.  The effective tax rate for 2006 is expected to approximate 34.6%, comprised of an effective rate of 33.2% for domestic federal and state taxes and 1.4% for foreign taxes.  The effective tax rate for 2005 was 33%, comprised of an effective rate of 31.2% for domestic federal and state taxes and 1.8% for foreign taxes.  We anticipate additional Research and Development credits to impact the effective domestic tax rate but not to the same levels as in 2005.

(2.)          Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through Wells Fargo Bank, N.A. (WFB).  Due to our continued growth and increased working capital requirements in the past several quarters our line of credit arrangement with Wells Fargo Bank was increased from $8.0 million to $10.0 million on April 28, 2006 with a maturity date of April 30, 2008. The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  On June 30, 2006, we had an outstanding balance of $6.1 million under the line of credit and unused availability of $3.7 million supported by our borrowing base level.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

Our line of credit is classified as a current liability as of June 30, 2006 and December 31, 2005.  At December 31, 2003, the line of credit was classified as a long-term liability.  Therefore, in order to present the following ratios as comparable to the prior periods, the line of credit at December 31, 2003 has been included in the current liabilities to compute the ratios below to make the comparisons below more meaningful.

	June 30, 2006	December 31, 2005	December 31, 2004	December 31, 2003*
Current Ratio	1.55	1.60	1.65	1.80
(Current Assets / Current Liabilities)
Working Capital	$ 11,910,603	$ 12,214,328	$ 11,749,991	$ 10,816,072
(Current Assets - Current Liabilities)
Quick Ratio	0.69	0.75	0.77	0.81
(Cash + Accounts Receivable / Current Liabilities)
Accounts Receivable to Working Capital	1.20	1.14	1.03	0.85
(Average Accounts Receivable/ Working Capital)
Inventory to Working Capital	1.39	1.23	1.10	1.11
(Average Inventory/ Working Capital)

*                    Proforma ratios since the line of credit debt has been reclassified to current liabilities as noted in above comments.

Our working capital of $11.9 million as of June 30, 2006 was relatively unchanged from the  $12.2 million at December 31, 2005.  Working capital changes were an increase in inventory of $1.3 million, a decrease in Accounts Receivable of $0.3 million, a decrease in Accounts Payable of $0.1 million, and the remaining major changes were in current financing activities.  We continue to take the necessary actions needed and implement initiatives to improve our working capital position by focusing on lowering inventory levels and collecting accounts receivable within terms.

Net cash provided by operating activities for the six months ended June 30, 2006 was $0.2 million, which is down from the $1.5 million of net cash provided by operating activities for the six months ended June 30, 2005.  The cash flow from operations for the six months ended June 30, 2006 is the result of net income of $0.6 million adjusted for noncash depreciation, amortization, loss on the disposal of assets, stock-based compensation expense, foreign currency transaction loss, and the change in deferred taxes, which combined totaled $0.6 million in net positive adjustments, less the net change in operating assets and liabilities of $1.0 million.  Decreases in Accounts Receivable of $0.3 million and increases in Inventories of $1.3 million account for the majority of use of working capital cash in the first six months of 2006.  The growth in inventory is associated with the year-to-date revenue increase of 32%.

Net cash used in investing activities of $2.8 million for the first six months of 2006 is up from $0.5 million spent on property and equipment purchases in the first six months of 2005.  The 2006 major investments are related to the June 28, 2006 purchase of the facility in Blue Earth, Minnesota for $1.4 million and other property and equipment purchases of $1.0 million.

Net cash provided by financing activities for the six months ended June 30, 2006 was $2.5 million, consisting primarily of drawing on the line of credit by $1.9 million, proceeds from the $1.1 million equipment note, $1.4 million from the industrial revenue bond for the Blue Earth purchase, and offset by paying down principal on notes payable of $0.6 million and reduced checks in excess of bank balance of $1.2 million.

We believe that our future financing requirements can be met with funds generated from our operating activities and our operating line of credit.  Set forth below is information about our long-term contractual obligations outstanding as of June 30, 2006.  Refer to the Annual Report on Form 10-K for detailed information on our long-term contractual obligations and commitments.

	Payments Due by Period
	Remainder of 2006	2 - 3 Yrs	4 - 5 Yrs	Thereafter
Notes Payable	$ 6,103,984	$ —	$ —	$ —
Long-term Debt	757,260	2,357,222	723,178	1,952,778
Operating Leases	166,249	361,759	184,655	—
Equipment Purchase Commitments	515,000	—	—	—
Total Contractual Obligations and Commitments	$ 7,542,493	$ 2,718,981	$ 907,833	$ 1,952,778

As result of the purchase of the Blue Earth facility on June 28, 2006, we are leasing 45,000 square feet of the building to the previous owner through the remainder of 2006 with an option to renew until March 2007.  This sublease income of approximately $102,000 will effectively reduce our contractual obligations for the remainder of 2006.  Included in the equipment purchase commitments is $427,500 that will be used for the purchase of equipment for the Blue Earth facility as specified in the Industrial Revenue Bond Agreement.

From time to time we enter into purchase commitments with our suppliers under customer purchase order forms.  Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles.  At June 30, 2006, no such losses existed.

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

Deferred Income Tax Valuation:

At June 30, 2006 and December 31, 2005, we have recorded U.S. deferred tax assets pertaining to the recognition of future deductible temporary differences.  We have not provided any valuation allowance with respect to these assets, as we believe their realization is “more likely than not.”  This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable, as well as various tax, business and other planning strategies available to us.  We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required.  The failure to utilize this asset would adversely affect our results of operations and financial position.

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

Restricted stock is valued at the market price of the stock on the date of grant.  These awards vest over a three-year term and are expensed ratably over the same period.  The arrangements contain an acceleration condition whereby, if we attain certain financial measurements, the awards vest in their entirety on December 31, 2006.

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

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our financial position as of June 30, 2006.  This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, changes in materials costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our borrowing activities used to maintain liquidity.  Our earnings have been affected by recent changes in interest rates on our floating interest rate debt because interest rates have risen over the past year while our utilization on our line of credit has remained stable.  Based on our current borrowings, an increase of 100 basis points in prevailing interest rates would increase our annual interest expense by less than $100,000, which may be offset in part by the interest rate swap agreement entered into in connection with the issuance of bonds at the end of the second quarter.

We are exposed to currency exchange fluctuations related to our Mexico subsidiary; however, the Mexican peso continues to remain fairly stable.

ITEM 4. CONTROLS AND PROCEDURES

We evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Nortech Systems Incorporated and Subsidiary

Date: August 2, 2006	by	/s/ Michael J. Degen
Michael J. Degen
President and Chief
Executive Officer

Date: August 2, 2006	by	/s/ Richard G. Wasielewski
Richard G. Wasielewski
Chief Financial Officer