Form 10-Q
period 2006-09-30
NORTECH SYSTEMS INC
filed 2006-11-03
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices: 1120 Wayzata Blvd E., Suite 201, Wayzata, MN 55391

Telephone number: (952) 345-2244

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

Number of shares of $.01 par value common stock outstanding at October 31, 2006 - 2,674,729

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	SEPTEMBER 30	DECEMBER 31
	2006	2005
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$204,769	$840,123
Accounts Receivable, Less Allowance for Uncollectible
Accounts of $434,000 and $297,000, respectively	16,107,389	14,447,612
Inventories:
Raw Materials	12,355,544	10,616,894
Work In Process	3,999,660	4,423,892
Finished Goods	2,694,040	2,027,118
Reserves	(1,426,169)	(1,218,434)

Total Inventories	17,623,075	15,849,470

Prepaid Expenses	650,155	466,083
Income Taxes Receivable	193,614	—
Deferred Income Tax Assets	939,000	912,000

Total Current Assets	35,718,002	32,515,288

Property and Equipment
Land	300,000	151,800
Building and Leasehold Improvements	5,892,416	4,819,919
Manufacturing Equipment	9,059,923	7,662,699
Office and Other Equipment	3,486,518	3,413,968
Construction in Progress	204,577	502,374

Total Property and Equipment	18,943,434	16,550,760

Accumulated Depreciation	(10,480,909)	(9,868,536)

Net Property and Equipment	8,462,525	6,682,224

Other Assets
Finite Life Intangibles	87,303	209,307
Goodwill	75,006	75,006
Deferred Income Tax Assets	269,000	179,000
Restricted Cash	427,500	—
Deposits	7,726	7,726

Total Other Assets	866,535	471,039

Total Assets	$45,047,062	$39,668,551

See Accompanying Notes to Condensed Consolidated Financial Statements

	SEPTEMBER 30	DECEMBER 31
	2006	2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Bank Note Payable	$7,176,430	$4,228,234
Current Maturities of Notes Payable	1,572,814	1,207,305
Current Maturities of Bonds Payable	130,000	—
Checks Written in Excess of Bank Balance	—	1,200,000
Accounts Payable	11,160,780	9,902,998
Accrued Payroll and Commissions	2,890,836	2,849,472
Accrued Health and Dental Claims	400,000	271,104
Income Taxes Payable	—	317,487
Other Accrued Liabilities	212,620	324,360
Total Current Liabilities	23,543,480	20,300,960

Long-Term Liabilities
Notes Payable (Net of Current Maturities)	2,388,187	2,714,227
Bonds Payable (Net of Current Maturities)	1,310,000	—
Other Long-Term Liabilities	27,295	—
Total Long-Term Liabilities	3,725,482	2,714,227

Total Liabilities	27,268,962	23,015,187

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized:
250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized:
2,674,729 and 2,618,197 Shares Issued and Outstanding at September 30, 2006 and December 31, 2005, respectively	26,747	26,182
Additional Paid-In Capital	14,553,573	14,306,602
Accumulated Other Comprehensive Loss	(21,032)	(21,032)
Retained Earnings	2,968,812	2,091,612

Total Shareholders’ Equity	17,778,100	16,653,364

Total Liabilities and Shareholders’ Equity	$45,047,062	$39,668,551

See Accompanying Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	SEPTEMBER 30
	2006	2005

Net Sales	$25,288,095	$20,919,151

Cost of Goods Sold	22,330,692	18,364,908

Gross Profit	2,957,403	2,554,243

Operating Expenses:
Selling Expenses	1,199,752	794,094
General and Administrative Expenses	1,103,465	1,169,536
Total Operating Expenses	2,303,217	1,963,630

Income From Operations	654,186	590,613

Other Income (Expense)
Interest Income	4,886	676
Miscellaneous Income (Expense), net	61,707	(29,229)
Interest Expense	(251,192)	(148,703)
Total Other Expense	(184,599)	(177,256)

Income Before Income Taxes	469,587	413,357

Income Tax Expense	165,000	153,000

Net Income	$304,587	$260,357

Earnings Per Common Share:

Basic	$0.12	$0.10
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,630,403	2,582,292

Diluted	$0.12	$0.10
Weighted Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,672,091	2,622,108

See Accompanying Notes to Condensed Consolidated Financial Statements

	NINE MONTHS ENDED
	SEPTEMBER 30
	2006	2005

Net Sales	$77,479,273	$60,549,569

Cost of Goods Sold	67,949,479	53,042,347

Gross Profit	9,529,794	7,507,222

Operating Expenses:
Selling Expenses	3,447,928	2,596,031
General and Administrative Expenses	4,199,211	3,629,450
Total Operating Expenses	7,647,139	6,225,481

Income From Operations	1,882,655	1,281,741

Other Income (Expense)
Interest Income	5,888	1,455
Miscellaneous Income (Expense), net	76,053	(43,751)
Interest Expense	(617,396)	(451,235)
Total Other Expense	(535,455)	(493,531)

Income Before Income Taxes	1,347,200	788,210

Income Tax Expense	470,000	290,000

Net Income	$877,200	$498,210

Earnings Per Common Share:

Basic	$0.33	$0.19
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,622,672	2,582,221

Diluted	$0.33	$0.19
Weighted Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,679,797	2,613,956

See Accompanying Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2006	2005
Cash Flows From Operating Activities
Net Income	$877,200	$498,210
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Depreciation	1,032,251	885,278
Amortization	201,377	295,470
Compensation on Restricted Stock and Stock Option Grants	120,558	—
Other	27,295	—
Deferred Taxes	(117,000)	(171,000)
(Gain) Loss on Disposal of Assets	867	—
Foreign Currency Transaction Loss	—	45,650
Changes in Current Operating Items:
Accounts Receivable	(1,659,777)	(643,873)
Inventories	(1,773,605)	(297,343)
Prepaid Expenses and Other Assets	(184,071)	96,174
Income Taxes Payable	(511,101)	446,151
Accounts Payable	1,257,782	74,920
Accrued Payroll and Commissions	41,364	(11,354)
Accrued Health and Dental Claims	128,896	67,923
Other Accrued Liabilities	(111,740)	34,417
Net Cash Provided by (Used in) Operating Activities	(669,704)	1,320,623

Cash Flows from Investing Activities:
Proceeds from Sale of Assets	275	—
Restricted Cash	(427,500)	—
Purchase of Property and Equipment	(2,813,695)	(706,039)
Net Cash Used in Investing Activities	(3,240,920)	(706,039)

Cash Flows from Financing Activities:
Net Change in Line of Credit	2,948,196	(378,662)
Proceeds from Notes Payable	1,100,926	636,502
Proceeds from Bonds Payable	1,440,000	—
Payments on Notes Payable	(1,061,457)	(787,765)
Payments of Bond Issue Costs	(79,373)
Issuance of Stock Upon Exercise of Options	126,978	907
Checks in Excess of Bank Balance	(1,200,000)	15,000
Net Cash Provided by (Used in) Financing Activities	3,275,270	(514,018)

Effect of Exchange Rate Changes on Cash	—	(43,556)
Net Increase (Decrease) in Cash and Cash Equivalents	(635,354)	57,010
Cash and Cash Equivalents - Beginning	840,123	555,783
Cash and Cash Equivalents - Ending	$204,769	$612,793

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$588,300	$451,175
Cash paid during the period for income taxes	1,090,540	—

Supplemental schedule of noncash financing activity:
Issuance of Common Stock on a restricted basis	$212,040	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements for the interim periods have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading.  These statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.  The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.  Changes in the estimates and assumptions used by us could have a significant impact on our financial results, since actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, we consider cash equivalents to be short-term, highly liquid interest-bearing accounts readily convertible to cash.  The carrying amount approximates fair value.

Restricted Cash

As of September 30, 2006, restricted cash of $427,500 is to be used for the purchase of equipment and facility upgrades at the Blue Earth, Minnesota facility as required by the Industrial Revenue Bond agreement into which we entered on June 28, 2006 to purchase the Blue Earth, Minnesota facility, see Note 5.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R (SFAS 123R), “Share-Based Payment: An Amendment of FASB Statement No. 123,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. In adopting SFAS 123R, as of January 1, 2006, we used the modified prospective transition method.

Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R was adopted are based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123.  Our condensed consolidated financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123R.  In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.  Share-based compensation expense before income taxes recognized under SFAS 123R for the three months and nine months ended September 30, 2006 was $54,351 and $120,558, respectively.

Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for options and the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.”  Accordingly, no stock-based compensation expense for stock options was recognized in our consolidated statements of income prior to 2006, as the option exercise price was equal to the market price of our stock on the date of grant.

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

Had compensation cost for the our stock option plan been determined pursuant to SFAS 123 in 2005, net income and earnings per common share on a proforma basis would have been as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$260,357	$498,210
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(32,807)	(98,420)
Pro forma net income	$227,550	$399,790
Earnings per common share:
Basic—as reported	$0.10	$0.19
Basic—pro forma	$0.09	$0.15
Diluted—as reported	$0.10	$0.19
Diluted—pro forma	$0.09	$0.15

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

Restricted Stock

On March 7, 2006, 28,500 shares of restricted common stock were granted to our management and directors.  This benefit was valued at the market price of the stock on the date of grant.  These awards vest over a three-year term and are expensed ratably over the same period.  The arrangements do contain an acceleration condition whereby if we attain certain financial measurements, the awards would vest in their entirety on December 31, 2006.  Total compensation expense related to restricted stock included in the statements of income for the three months and nine months ended September 30, 2006 was $22,073 and $47,827, respectively.  The following is the status of our restricted shares as of September 30, 2006, including changes during the nine-month period ended September 30, 2006:

	Restricted Shares	Weighted- Average Grant Date Fair Value

Outstanding - January 1, 2006	—	$—
Granted - March 7, 2006	28,500	7.44

Outstanding - September 30, 2006	28,500	$7.44

Exercisable on September 30, 2006	—

As of September 30, 2006, there was approximately $164,000 of unrecognized compensation expense related to unvested restricted stock awards, which we expect to recognize over a weighted average period of 2.25 years.

Stock Options

On March 7, 2006, 73,500 options were granted to our management and directors with the exercise price equaling the closing price of the common shares on that date.  To calculate the option-based compensation under SFAS 123R, we used the Black-Scholes option-pricing model, which we had previously used for the valuation of option-based awards for our pro forma information required under SFAS 123 for periods prior to fiscal 2006.  Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options.  The expected volatility, holding period, and forfeitures of options are based on our historical experience.

Total compensation expense related to stock options included in our statements of income for the three months and nine months ended September 30, 2006 was $32,278 and $72,731, respectively.  For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is based on historical data.

Following is the status of our stock option plan as of September 30, 2006, including changes during the nine-month period ended September 30, 2006:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2006	287,000	$6.27
Granted	73,500	$7.44
Exercised	(28,000)	$4.53
Forfeited	(8,000)	$8.00
Outstanding – September 30, 2006	324,500	$6.65	6.55	$264,066
Exercisable on September 30, 2006	251,000	$6.41	5.71	$264,066

As of September 30, 2006, there was approximately $242,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted average period of 2.25 years.  SFAS 123R also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities.  Prior to the adoption of SFAS 123R, these tax benefits have been reflected as a cash inflow from operations.

 Segment Reporting Information

Our results of operations for the three months and nine months ended September 30, 2006 and 2005 represent a single segment referred to as Contract Manufacturing.  Export sales represented 4% and 5% of consolidated net sales for the three-month and nine-month periods ended September 30, 2006, respectively.  Export sales represented 6% and 5% of consolidated net sales for the three-month and nine-month periods ended September 30, 2005, respectively.

Long-lived assets by country are as follows:

	United States	Mexico	Total
September 30, 2006
Net Property and Equipment	$7,878,020	$584,505	$8,462,525
Other Assets	857,809	8,726	866,535

December 31, 2005
Net Property and Equipment	$5,995,465	$686,759	$6,682,224
Other Assets	271,529	199,510	471,039

Finite Life Intangible Assets

Finite life intangible assets at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Deferred Bond Issue Costs	15	$79,373	$1,323	$78,050
Non-Compete	4	1,526,384	1,526,384	—
Other Intangibles	3	37,059	27,806	9,253
Totals		$1,642,816	$1,555,513	$87,303

	December 31, 2005
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Non-Compete	4	$1,526,384	$1,335,600	$190,784
Other Intangibles	3	37,059	18,536	18,523
Totals		$1,563,443	$1,354,136	$209,307

Amortization expense related to these assets is as follows:

Quarter ended September 30, 2006	$4,413
Quarter ended September 30, 2005	98,490
Nine months ended September 30, 2006	201,377
Nine months ended September 30, 2005	295,470

Estimated future amortization expense related to these assets is as follows:

Remainder of 2006	$4,000
2007	11,000
2008	5,000
2009	5,000
2010	5,000
Thereafter	57,000

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

Two customers accounted for 10% or more of our net sales for the three-month and nine-month periods ended September 30, 2006 and 2005.  For the three-month periods ended September 30, 2006 and 2005, G.E. Medical and Transportation Divisions accounted for 16% and 21% of net sales, respectively.  For the nine-month periods ended September 30, 2006 and 2005, G.E. Medical and Transportation Divisions accounted for 15% and 16% of net sales, respectively.  Accounts receivable from G.E. Medical and Transportation Divisions at September 30, 2006 and 2005, represented 16% and 21% of total accounts receivable, respectively.  For the three-month periods ended September 30, 2006 and 2005, Northrop Grumman Corp. accounted for 8% and 10% of net sales, respectively.  For both the nine-month periods ended September 30, 2006 and 2005, Northrop Grumman Corp. accounted for 11% and 10% of net sales, respectively.  Accounts receivable from Northrop Grumman Corp. at September 30, 2006 and 2005, represented 12% and 9% of total accounts receivable, respectively.

NOTE 5.  LONG TERM DEBT

On June 28, 2006, we received $1.4 million in exchange for an industrial revenue bond with Wells Fargo Bank, N.A. (WFB), where the City of Blue Earth, Minnesota is issuer of the bond.  The bond, which matures on June 1, 2021, bears a variable interest rate, which we have exchanged with WFB for a 5-year fixed rate of 4.07%, converting back to a variable rate in 2012.  The bond is payable in annual installments per the agreement with WFB.  Our first bond principal payment on June 1, 2007 will be $130,000.  The proceeds of the bond were used to purchase the facility in Blue Earth, Minnesota as well as facility upgrades and equipment to support the Blue Earth operations.

On April 28, 2006, we entered into a 6th amendment to our credit agreement with WFB, increasing our line of credit arrangement from $8 million to $10 million and extending the maturity dates of the line of credit to April 30, 2008 and our real estate term note to July 30, 2011.  The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  On September 30, 2006, we had an outstanding balance of $7.2 million under the line of credit and unused availability of $2.8 million supported by the borrowing base level.

On April 5, 2006, we secured a $1.1 million promissory note, payable to WFB bearing an interest rate of 7.3%, payable over 36 monthly installments to March 15, 2009, with collateral comprised of equipment purchases.

NOTE 6.  NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic Earnings Per Common Share
Net income, as reported	$304,587	$260,357	$877,200	$498,210

Weighted average common shares outstanding	2,630,403	2,582,292	2,622,672	2,582,221

Basis earnings per common share	$0.12	$0.10	$0.33	$0.19

Diluted Earnings Per Common Share
Net income, as reported	$304,587	$260,357	$877,200	$498,210

Weighted average common shares outstanding	2,630,403	2,582,222	2,622,672	2,582,221
Effect of Stock options	36,423	39,816	46,984	31,735
Effect of Restricted stock	5,265	—	10,142	—
Weighted average common shares for diluted earnings per common share	2,672,091	2,622,108	2,679,797	2,613,956

Diluted earnings per common share	$0.12	$0.10	$0.33	$0.19

For the three-month and nine-month periods ended September 30, 2006, 10,012 shares and 36,171 shares, respectively, were excluded from the computation of diluted earnings per common share as these shares were antidilutive.  For the three-month and nine-month periods ended September 30, 2005, 33,556 and 131,796 shares, respectively, were excluded from the computation of diluted earnings per common share as these shares were antidilutive.
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

NOTE 8.  COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Income, as reported	$304,587	$260,357	$877,200	$498,210

Other Comprehensive Income (Loss):
Currency Translation Adjustment	20,001	(10,626)	—	9,112

Comprehensive Income	$324,588	$249,731	$877,200	$507,322

NOTE 9.  RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Securities & Exchange Commission issued Staff Accounting Bulletin 108 (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements.  This dual approach includes both an income statement focused assessment and a balance sheet focused assessment.  The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.  We are currently assessing the impact of adopting SAB 108, but we do not expect that it will have a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”.  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations.  FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 became effective for us in the first quarter of fiscal 2006.  The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Wayzata, Minnesota based full-service Electronics Manufacturing Services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  Markets served include industrial equipment, transportation, medical, military/defense, computer, recreation and food. In Minnesota, we have operating facilities in Baxter, Bemidji, Blue Earth, Fairmont and Merrifield.  We also have operating facilities in Augusta, Wisconsin, and Monterrey, Mexico.

Summary:

For the quarter ended September 30, 2006, we reported net sales of $25.3 million, up 21% over the $20.9 million we reported in the same quarter of 2005.  For the nine months ended September 30, 2006, we reported net sales of $77.5 million, up 28% over the $60.6 million we reported for the nine months ended September 30, 2005.  The gross profit percentage for the third quarter and nine months ended for September 30, 2006 and 2005 was 12%.  Income from operations for the third quarter of 2006 totaled $654,185, an increase of 11% above the $590,613 reported in the third quarter of 2005.  For the nine months ended September 30, 2006 and 2005, income from operations totaled $1,882,655 and $1,281,741, respectively, a 47% increase from 2005.  Net income for the third quarter of 2006 totaled $304,587, or $0.12 per diluted common share compared to $260,357, or $0.10 per diluted common share, reported in the third quarter of 2005.  Net income for the first nine months of 2006 totaled $877,200, or $0.33 per diluted common share compared to $498,210, or $0.19 per diluted common share, reported for the nine months ended September 30, 2005. The increased profit for the three months and nine months ending September 30, 2006 comes from revenue growth.

(1.)         Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Sales	100%	100%	100%	100%
Cost of Good Sold	88%	88%	88%	88%
Gross Profit	12%	12%	12%	12%

Selling Expenses	5%	4%	5%	4%
General and Administrative Expenses	4%	5%	5%	6%
Income from Operations	3%	3%	2%	2%

Other Expenses, Net	1%	1%	1%	1%
Income Tax Expense	1%	1%	0%	0%
Net Income	1%	1%	1%	1%

Net Sales:

We reported net sales of $25.3 million and $20.9 million for the third quarter ended September 30, 2006 and 2005, respectively, a 21% increase year over year.  The increase in net sales of $4.4 million for the third quarter is due to increased sales in our Aerospace Systems Division of $3.1 million, our Industrial Electronic Printed Circuit Board Assemblies Division of $0.1 million and our Commercial Wire and Cable Divisions of $1.2 million.  We reported net sales of $77.5 million and $60.6 million for the nine months ended September 30, 2006 and 2005, respectively, a 28% increase year over year.  The increase in net sales of $16.9 million for the nine-month period is due to increased sales in our Aerospace Systems Division of $8.9 million, our Industrial Electronic Printed Circuit Board Assemblies Division of $4.2 million and our Commercial Wire and Cable Divisions of $3.8 million.  Our 90-day order backlog as of September 30, 2006 was approximately $19.1 million, compared to approximately $17.1 million at the beginning of the quarter.  We expect, based on the current backlog position and the normal strong year-end trend, the fourth quarter of 2006 to have higher sales levels as compared to the third quarter of 2006.

Gross Profit:

Our gross profit for the third quarter of 2006 and 2005 was $3.0 and $2.6 million, respectively or 12% of net sales.  Our gross profit for the nine months ended September 30, of 2006 and 2005 was $9.5 or $7.5 million, respectfully or 12% of net sales.  The gross profit improvement in dollars for both the third quarter and nine months was positively impacted by the increased sales and associated leveraging of our fixed operating costs which helped offset higher costs for copper and oil-based commodities, higher energy costs and underutilized plant capacity during these periods. The sales growth has allowed us to maintain our Gross Margin at 12% of net sales.

Selling Expense:

We had selling expenses of $1.2 million or 5% of net sales for the third quarter of 2006 and $0.8 million or 4% of net sales for the third quarter of 2005.  For the nine months ended September 30, 2006 and 2005, we had selling expenses of $3.4 million and $2.6 million, respectively, representing 5% and 4% of net sales, respectively.  The increase in selling expenses for the quarter of $0.4 million resulted from the increased sales volume and related commissions of $0.2 million and $0.2 million of expenses associated with our continued investment in sales and marketing infrastructure and their associated expenses.  The nine month $0.8 million spending increase in selling expense is the result of $0.5 million of volume-related commission expense and $0.3 million in other sales and marketing expenses.  We continue to expand our sales and marketing initiatives in order to maintain a high level of customer service, support the revenue growth and communicate our brand and services.

General and Administrative Expense:

Our general and administrative expenses were $1.1 million or 4% of net sales for the third quarter of 2006 and $1.2 million or 5% of net sales reported for the third of 2005. The decrease in expense for the quarter was related to the $0.1 million decrease in amortization expense as shown in Note 1.  For the nine months ended September 30, 2006 expenses were $4.2 million or 5% of net sales and $3.6 million or 6% of net sales for the nine months ended September 30, 2005.  The nine-months percent of sales improvement resulted from the decrease of amortization expense of $0.1 million and the increase in personnel-related costs of $0.7 million represented an 18% increase while sales grew 28% from the nine-month period of 2005.

Other Expense:

Other expenses, net were $184,599 for the quarter ended September 30, 2006 compared to $177,256 for the third quarter of 2005.  Other expenses, net were $535,455 for the nine months ended September 30, 2006 compared to $493,531 for the nine months ended September 30, 2005.  The increase in interest expense for the quarter and nine-month period of $102,489 and $166,161, respectively, is attributable to higher interest rates, which on average were 1% higher than prior year and increased funded debt levels.  Miscellaneous income during the three-month and nine-month periods ended September 30, 2006 has been positively impacted by $17,000 per month from leasing 45,000 square feet of space in our Blue Earth facility that started at the end of the second quarter, offsetting the increase in interest expense.  The remaining miscellaneous income increase from 2005 resulted from experiencing more favorable currency exchange rates.

Income Tax:

Income tax expense for the three months ended September 30, 2006 was $165,000 compared to an income tax expense of $153,000 for the three months ended September 30, 2005.  Income tax expense for the nine months ended September 30, 2006 was $470,000 compared to an income tax expense of $290,000 for the nine months ended September 30, 2005.  The effective tax rate for 2006 is expected to approximate 35%, comprised of an effective rate of 33.5% for domestic federal and state taxes and 1.5% for foreign taxes.  The effective tax rate for 2005 was 33%, comprised of an effective rate of 31.2% for domestic federal and state taxes and 1.8% for foreign taxes.

(2.) Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through Wells Fargo Bank, N.A. (WFB).  Due to our continued growth and increased working capital requirements in the past several quarters our line of credit arrangement with Wells Fargo Bank was increased from $8.0 million to $10.0 million on April 28, 2006 with a maturity date of April 30, 2008. The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  On September 30, 2006, we had an outstanding balance of $7.2 million under the line of credit and unused availability of $2.8 million supported by our borrowing base level.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

	September 30, 2006	December 31, 2005	December 31, 2004

Current Ratio
(Current Assets / Current Liabilities)	1.52	1.60	1.65
Working Capital
(Current Assets - Current Liabilities)	$12,174,522	$12,214,328	$11,749,991
Quick Ratio
(Cash + Accounts Receivable / Current Liabilities)	0.69	0.75	0.77
Accounts Receivable to Working Capital
(Average Accounts Receivable/ Working Capital)	1.25	1.14	1.03
Inventory to Working Capital
(Average Inventory/ Working Capital)	1.37	1.23	1.10

Our working capital of $12.2 million as of September 30, 2006 was relatively unchanged from the $12.2 million at December 31, 2005.  Working capital changes were increases in inventory of $1.8 million, in Accounts Receivable of $1.7 million, in Accounts Payable of $1.3 million, and the remaining major changes were in current financing activities.  We continue to take the necessary actions needed and implement initiatives to improve our working capital position during our current growth trends by focusing on lowering inventory levels and collecting accounts receivable within terms.

Net cash used in operating activities for the nine months ended September 30, 2006 was $0.7 million, which is down from the $1.3 million of net cash provided by operating activities for the nine months ended September 30, 2005.  The cash flow from operations for the nine months ended September 30, 2006 is provided by the result of net income of $0.9 million, adjusted for noncash depreciation, amortization, loss on the disposal of assets, stock-based compensation expense, foreign currency transaction loss, and the change in deferred taxes of $1.2 million in net positive adjustments, totaling $2.1 million less cash used in operating activities from the net change in operating assets and liabilities of $2.8 million.  Increases in Accounts Receivable of $1.7 million, Inventories of $1.8 million and Accounts Payable of $1.3 million, account for the majority of net use of working capital cash in the nine months and is associated with the 2006 nine months year-to-date revenue increase of 28%.

Net cash used in investing activities of $3.2 million comprised of $2.8 million in Property and Equipment and $0.4 million in Restrictive Cash for the nine months ended September 30, 2006 is up from $0.7 million spent on property and equipment purchases for the nine months ended September 30, 2005.  The 2006 major investments are related to the June 28, 2006 purchase of the facility in Blue Earth, Minnesota for $1.4 million and other property and equipment purchases of $1.4 million to support existing operations.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $3.3 million, consisting primarily of drawing on the line of credit by $2.9 million, proceeds from the $1.1 million equipment note, $1.4 million from the industrial revenue bond for the Blue Earth facility purchase, and net cash used in financing activities were principal payments on notes payable of $1.1 million and reduced checks in excess of bank balance of $1.2 million.

We believe that our future financing requirements can be met with funds generated from our operating activities and our operating line of credit.  Set forth below is information about our long-term contractual obligations outstanding as of September 30, 2006.  Refer to the Annual Report on Form 10-K for detailed information on our long-term contractual obligations and commitments.

	Payments Due by Period
	Remainder
	of 2006	2 - 3 Yrs	4 - 5 Yrs	Thereafter
Bank Note Payable	$7,176,430	$—	$—	$—
Notes and Bonds Payable	367,595	2,357,450	723,178	1,952,778
Operating Leases	73,001	361,759	163,856	—
Equipment Purchase Commitments	85,000	427,500	—	—
Total Contractual Obligations and Commitments	$7,702,026	$3,146,709	$887,034	$1,952,778

As result of the purchase of the Blue Earth facility on June 28, 2006, we are leasing 45,000 square feet of the building to the previous owner until March 2007 for approximately $17,000 per month.  Included in the equipment purchase commitments is $427,500 that will be used for the purchase of equipment for the Blue Earth facility as specified in the Industrial Revenue Bond Agreement.

From time to time we enter into purchase commitments with our suppliers under customer purchase order forms.  Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles.  At September 30, 2006, no such losses existed.

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

Deferred Income Tax Valuation:

At September 30, 2006 and December 31, 2005, we have recorded U.S. deferred tax assets pertaining to the recognition of future deductible temporary differences.  We have not provided any valuation allowance with respect to these assets, as we believe their realization is “more likely than not.”  This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable, as well as various tax, business and other planning strategies available to us.  We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required.  The failure to utilize this asset would adversely affect our results of operations and financial position.

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

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our financial position as of September 30, 2006.  This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, changes in materials costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our borrowing activities used to maintain liquidity.  Our earnings have been affected by recent changes in interest rates on our floating interest rate debt because interest rates have risen over the past year while our utilization on our line of credit has remained stable.  Based on our current borrowings, an increase of 100 basis points in prevailing interest rates would increase our annual interest expense by less than $100,000,which may be offset in part by the interest rate swap agreement entered into in connection with the issuance of bonds at the end of the second quarter.

We are exposed to currency exchange fluctuations related to our Mexico subsidiary; however, the Mexican peso continues to remain fairly stable.

ITEM 4. CONTROLS AND PROCEDURES

We evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Nortech Systems Incorporated and Subsidiary

Date: November 1, 2006	by	/s/ Michael J. Degen

Michael J. Degen
President and Chief
Executive Officer

Date: November 1, 2006	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer