Form 10-K
period 2006-12-31
NORTECH SYSTEMS INC
filed 2007-03-09
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $7.20 per share, was $8,591,522 on June 30, 2006.

Shares of common stock outstanding at March 6, 2007: 2,714,729.

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of the Annual Report on Form 10-K:

Parts of Annual Report on Form 10-K		Documents Incorporated by Reference

Part III

Item	10

Reference is made to the Registrant’s proxy statements to be used in connection with the 2006 Annual Shareholders’ Meeting and filed with the Securities and Exchange Commissionno later than April 30, 2007

	11
	12
	13

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10K

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules
Signatures
Index to Exhibits

NORTECH SYSTEMS INCORPORATED

FORM 10-K

For the Year Ended December 31, 2006

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

GENERAL

We are an EMS (Electronic Manufacturing Service) contract manufacturing company with our headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota.  We maintain manufacturing facilities in Minnesota including Bemidji, Fairmont, Blue Earth, Baxter, and Merrifield as well as Augusta, Wisconsin, and Monterrey, Mexico.  On February 4, 2007, we acquired a manufacturing operation in Garner, Iowa.  We manufacture wire harness and cable assemblies, electronic sub-assemblies, and printed circuit board assemblies.  We provide value added services and technical support including design, testing, prototyping and supply chain management. The vast majority of our revenue is derived from products built to the customer’s design specifications.

We provide a high degree of manufacturing expertise using statistical process controls to ensure product quality, total supply chain solution techniques and the systems necessary to effectively manage the business.  This level of sophistication enables us to attract major original equipment manufacturers (OEMs) and to expand and diversify our customer base.   Our strategy is to develop a customer base across several markets to avoid the effects of fluctuations within a given industry. The markets we serve are Industrial Equipment, Medical, Military/Defense and Transportation.

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

ACQUISITIONS

On February 4, 2007, we acquired the business assets of Suntron Corporation’s Mid-West Operation located in Garner, Iowa.  This acquisition will strengthen our capabilities in printed circuit board assemblies and high level complete box build assemblies while opening new market segments in the agriculture and oil and gas industries

On June 28, 2006, we acquired a 140,000 square foot building in Blue Earth, Minnesota from Telex Communications, Inc.  This acquisition expanded our capacity allowing us to better meet the needs of the growing Military/Defense market.

On June 23, 2004, we acquired all of the business assets of Zachariah and Lundbergh, Inc. (Z&L).  This acquisition of assets allows for further expansion of our InterconOne brand of specialty cable and power supplies for use in industrial and medical grade video cameras and ancillary equipment.

See Notes 4 and 13 to the consolidated financial statements for further information on these acquisitions.

BUSINESS SEGMENT

All of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services industry.  We strategically direct production amongst our various manufacturing facilities based on a number of considerations to best meet our customers’ requirements.

BUSINESS STRATEGY

The Electronic Manufacturing Services industry continues to evolve into a dynamic, higher tech global electronics contract services industry.  We continue to expand our capabilities to better meet these changing market requirements. Along with offering technical expertise in our quality processes, design, applications and testing, we are also increasing our focus on supplier-managed inventory services and the cost drivers throughout the supply chain.  We continue to expand our international operations and partnerships to take advantage of lower-cost alternatives for our customers and to remain competitive in the marketplace when required.

We continue to pursue acquisitions, mergers, and/or joint ventures of companies in the EMS industries to both remain competitive and grow our customer and revenue base. Our strategic objectives and our history have been based on both organic and acquired growth.

Our quality systems and processes are based on ISO standards with all our domestic and Monterrey, Mexico facilities certified to the latest version of the ISO 9001 standards.  We believe these certifications benefit our customer base and increase our chances of attracting new business opportunities.

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

MARKETING

We concentrate our marketing efforts in the industrial equipment, medical, military/defense and transportation industries and with the recent acquisition of our Iowa circuit board operation, we enter into the agriculture and oil and gas markets. Our marketing strategy emphasizes the breadth of our manufacturing, supply chain and engineering services and reflects the complete turnkey solution for meeting our customers’ current and future requirements.

Our emphasis continues to be on mature companies, which require a contract manufacturer with a high degree of manufacturing and quality sophistication, including statistical process control (SPC), statistical quality control (SQC), International Standards Organization (ISO), Military Specifications (Mill Spec) and Aerospace Systems 9100 (AS).  We continue efforts to penetrate our existing customer base and expand new market opportunities in Mexico, Asia and Europe, in addition to participation in industry publications and selected trade shows.  We target customers who value proven manufacturing performance, design and application engineering expertise and who value the flexibility to manage the supply chain of a high mix of product and service. We market our products and services through our in-house sales force and independent manufacturers’ representatives.

SOURCES AND AVAILABILITY OF MATERIALS

On occasion some of our components may be placed on a stringent allocation basis; however, due to the excess manufacturing capacity currently available at most component manufacturers, we do not anticipate any major material purchasing or availability problems occurring in the foreseeable future.

PATENTS AND LICENSES

We are not presently dependent on a proprietary product requiring licensing, patent, copyright or trademark protection.  There are no revenues derived from a service-related business for which patents, licenses, copyrights and trademark protection are necessary for successful operations.

COMPETITION

The contract manufacturing EMS industry competitive makeup includes small closely held contract manufacturing companies, large global full-service contract manufacturers, company-owned in-house manufacturing facilities and foreign contract manufacturers.  We do not believe that the small closely held operations pose a significant competitive threat in the markets and customers we serve, as they generally do not have the complete manufacturing services or capabilities required by our target customers.  We believe the larger global full service and foreign manufacturers do provide a substantial competitive environment while the company-owned operations create an increasing opportunity as the trend of more outsourcing continues.

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

BACKLOG

Historically, our backlog has been running 60 to 90 days.  However, because of the increased emphasis on just-in-time manufacturing (JIT), reduced lead times and repetitive scheduling, our historical backlog levels may not be indicative of future results due to customers rescheduling and canceling of orders.  As of December 31, 2006 our 90 day backlog was approximately $19.5 million compared to approximately $24.9 million on December 31, 2005.  We expect a major portion of the backlog will be realized as revenue during first quarter 2007.

MAJOR CUSTOMERS

Two divisions of General Electric, Co. (G.E.) combined account for 10% or more of our net sales during the past three years.  G.E.’s Medical and Transportation Divisions together accounted for 17%, 17% and 15% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively.  Accounts receivable from G.E.’s Medical and Transportation Divisions at December 31, 2006 and 2005 represented 14% and 12% of total accounts receivable, respectively.  Additionally, Northrop Grumman Corp. accounted for 10% of net sales for the years ended December 31, 2006 and 2005.  Accounts receivable from Northrop Grumman at December 31, 2006 and 2005 represented 15% and 9% of total accounts receivable, respectively.  Historically, we have not experienced significant losses on customer receivable collections in any particular industry or geographic area.

RESEARCH AND DEVELOPMENT

We perform research and development for customers on an as requested and program basis for development of conceptual engineering and design activities prior to manufacturing the products.  We did not expend significant dollars in 2006, 2005 or 2004 on company-sponsored product research and development.

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

EMPLOYEES

We have 911 full-time, 80 part-time and 17 temporary employees as of December 31, 2006.  Manufacturing personnel, including direct, indirect support and sales functions, comprise 967 employees, while general administrative employees total 41.

FOREIGN OPERATIONS AND EXPORT SALES

We have a leased manufacturing facility in Monterrey, Mexico with approximately $562,000 in long-term assets at December 31, 2006.  Export sales represent 5% of consolidated sales for the years ended December 31, 2006, 2005 and 2004.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7,  contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We may also make forward-looking statements in other reports filed with the SEC, in materials delivered to stockholders and in press releases.  Such statements generally will be accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “possible,” “potential,” “predict,” “project,” or other similar words that convey the uncertainty of future events or outcomes.  Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate.  Forward-looking statements involve a number of risks and uncertainties.  Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

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

The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us.  Discussion of these factors is also incorporated in Part I, item 1A, “Risk Factors”, and should be considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements.  All forward-looking statements included in this Form 10-K are expressly qualified in their entirety by the forgoing cautionary statements.  We undertake no obligations to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

ITEM 1A.   RISK FACTORS

In evaluating us as a company, careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and/or financial condition, as well as adversely affect the value of an investment in our common stock. In addition to the following disclosures, please refer to the other information contained in this report, including the consolidated financial statements and the related notes.

We operate in a in the highly competitive EMS (Electronic Manufacturing Services) industry.

We compete against many EMS companies. The larger global competitors have more resources and greater economics of scale. We also compete with OEM in-house operations that are continually evaluating manufacturing products internally against the advantages of outsourcing. We may also be at a competitive disadvantage with respect to price when compared to manufacturers with excess capacity, lower cost structures and availability of lower cost labor.

The availability of excess manufacturing capacity of our competitors also creates competitive pressure on price and winning new business. We must continue to provide services, a quality product, be responsive and flexible to customers’ requirements for design and technical support schedule changes and deliver. Our lack of execution could have an adverse effect on our operations.

A large percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us.

We have several customers that are responsible for a significant portion of our net sales.  General Electric Co.’s (G.E.) Medical and Transportation Divisions together accounted for 17%, 17% and 15% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, Northrop Grumman Corp. accounted for 10% of net sales for the years ended December 31, 2006 and 2005. If there is a loss of one or more major customers or a significant decline in sales to our major customers it could have an adverse effect on our results from operations. We will continue to expand our customer base through our in-house sales efforts and target our acquisitions to reduce the dependence.

We are dependent on suppliers for electronic components and may experience shortages, cost premiums and shipment delays that would adversely affect our customers and us.

We purchase raw materials, commodities and components for use in our production. Increased costs of these materials could have an adverse effect on our production costs if we are unable to pass along price increases or reduce the other cost of goods produced through cost improvement initiatives. Fuel and energy cost increases could also adversely affect our freight and operating costs. Due to customer specifications and requirements, we are dependent on suppliers to provide critical electronic components and materials for our operations that could result in shortages of some of the electronic components need for their production. Component shortages may result in expedited freight, overtime premium and increased component costs. In addition to the financial impact on operations from lost revenue and increased cost, there could potentially be harm to our customer relationships.

Our customers cancel orders, change order quantity, timing and specifications and if not managed would have an adverse affect on inventory carrying costs.

We do face through the normal course of business excess and obsolete inventory losses as a result of customer order changes, cancellations, product changes and contract termination that could have an adverse effect on our operations. We estimate and reserve for any known or potential impact from these possibilities.

The manufacture and sale of our products carries potential risk for product liability claims.

We represent and warrant the goods and services we deliver are free from defects in material and workmanship for one year (1) from ship date. Unless otherwise agreed to, workmanship shall be in accordance with IPC and ANSI/J- Standards such as IPC-A-610, class 2, IPC—A-620, class 2, ANSI/J-STD001, class 2, C-20.  We make no other guarantees or warranties, expressed or implied, of any nature whatsoever as to the goods including without limitation, warranties to merchantability, fit for a particular purpose or non-infringement of patent or the like unless agreed upon in writing.  If a product liability claim results in our being liable and the amount is in excess of our insurance coverage or there is no insurance coverage for the claim then it could have an adverse effect on our business and financial position.

We depend heavily on our people and may from time to time have difficulty attracting and retaining skilled employees.

Our operations depend upon the continued contributions of our key management, marketing, technical, financial, accounting, product development engineers, sales people and operational personnel.   We also believe that our continued success will depend upon our ability to attract, retain and develop highly skilled managerial and technical resources within the highly competition EMS industry. Not being able to attract or retain these employees could have a material adverse effect on revenues and earnings.

Operating in foreign countries expose our operations to risks that could adversely affect our operating results.

We’ve operated a manufacturing facility in Mexico since 2002 and we may in the future expand into other foreign countries. The benefits projected for our Mexico operation have taken more time then expected to integrate into our marketing strategies and our operation there is subject to risks, which could adversely impact our financial results such as economic or political volatility, employee turnover, staffing, managing personnel in diverse culture, labor instability, transportation delays, and foreign currency flux.

Non-compliance with environmental laws may result in restrictions and adverse effects on operations.

Our operations are regulated under a number of federal, state, and foreign environmental and safety laws and regulations that govern the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; and the Comprehensive Environmental Response, Compensation, and Liability Act; as well as analogous state and foreign laws and compliance with these environmental laws is a major consideration for us because of our manufacturing processes and materials. It is possible we may be subject to potential financial liability for costs associated with the investigation and remediation at our sites and may have an adverse effect on operations. We have not incurred significant costs related to compliance with environmental laws and regulations, and we believe that our operations comply with all applicable environmental laws.

Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations and are subject to potentially conflicting and changing regulatory agendas of political, business, and environmental groups. Changes or restrictions on discharge limits; emissions levels; or material storage, handling, or disposal might require a high level of unplanned capital investment or relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, financial condition, and results of operations.

We may be subject to risks associated with our acquisitions, and the risks could have an adverse effect on our operating results.
Our strategy is to grow our business organically and through acquisitions, alliances and joint venture arrangements. We will continue to pursue and acquire additional businesses in the EMS industry that fit our long-term objectives for growth and profitability. The success of our acquisitions will depend on our ability to integrate the new operations with the existing operations.

In June 2002, we acquired Manufacturing Assembly Solutions of Monterrey, Inc. (MAS), a Mexican corporation, located in Monterrey, Mexico.  The benefits of this acquisition has taken more time then expected to integrate into our marketing strategies. In February 2007, we purchased a printed circuit board operation in Garner, Iowa with the expectation that the results will be accretive to the overall business.

If we fail to comply with the covenants contained in our revolving credit facility we may be unable to secure additional financing and repayment obligations on our outstanding indebtedness may be accelerated.

Our revolving credit facility and debt agreements contain financial and operating covenants with which we must comply. As of December 31, 2006, we were in compliance with each of these covenants.  However, among other factors, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors.  If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

Our business may be impacted by natural disasters.

Tornadoes, blizzards and other natural disasters could negatively impact our business and supply chain. In countries, which we rely on for operations and materials, such as Mexico, China and Thailand, potential natural disasters could disrupt our manufacturing operations; reduce demand for our customers’ products and increase supply chain costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.   PROPERTIES

ADMINISTRATION

Our Corporate Headquarters consists of approximately 3,600 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota.  The Corporate Headquarters has a lease with a five-year term that expires on July 31, 2010.  A portion of the Bemidji facility is used for corporate financial and information shared services.

MANUFACTURING FACILITIES

Our manufacturing facilities as described below, are all in reasonably good operating condition and are suitable for our needs.   We believe our overall productive capacity is sufficient to handle our foreseeable manufacturing needs.

We own our Bemidji, Minnesota facility consisting of eight acres of land and a building of approximately 69,300 square feet consisting of 55,800 square feet designated for manufacturing space, and the remaining space is used for offices.  We also lease a 6,000 square foot warehouse in Bemidji, Minnesota.

We own three buildings in Fairmont, Minnesota, which together contain approximately 51,000 square feet consisting of 38,000 square feet designated for manufacturing space, and the remaining space is used for offices.

On June 28, 2006, we purchased a building in Blue Earth, Minnesota, of approximately 140,000 square feet consisting of 92,000 square feet designated for manufacturing with 46,000 square feet of the 92,000 manufacturing square footage being leased back to the seller through June 30, 2007, per the lease agreement, and the remaining space is being used for offices and warehouse.

We own a building in Merrifield, Minnesota, consisting of approximately 45,800 square feet consisting of 33,800 square feet designated for manufacturing, and the remaining space is used for offices and warehouse.

We lease two buildings in Baxter, Minnesota where we lease 8,700 square feet in one building and 8,300 square feet in the other building, which together contain 13,000 square feet designated for electronic board repair of medical equipment with the remaining space being used for offices and warehouse.   We are leasing these buildings on a month-to-month basis.

We own our Augusta, Wisconsin facility consisting of five acres of land and a building of approximately 20,000 square feet which consist of 15,000 square feet designated for manufacturing space with the remaining manufacturing space being used as warehouse, and the remaining 5,000 square feet is used for offices.

We lease a 15,000 square foot building in our Monterrey, Mexico consisting of 13,500 square feet designated for manufacturing space with the remaining space being used for offices.    The lease expires in June 2007, and we plan on exercising the additional three-year option at that time.

As part of the acquisition of the Garner, Iowa operations on February 4, 2007, we assumed the existing building lease, which expires in June 2008.  The leased building consists of 38,000 square feet with designated manufacturing space of 30,000 square feet with the remaining space being used for offices.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 6, 2007, there were 846 shareholders of record. Our stock is listed on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) Small Cap Market under the symbol “NSYS”.  We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2006 or 2005. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, any limitations on payments of dividends present in our current or future debt agreements and other factors.  Stock price comparisons follow.

Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High
March 31, 2006	$6.16	$8.16
June 30, 2006	$6.52	$9.08
September 30, 2006	$6.59	$7.90
December 31, 2006	$7.05	$7.94

March 31, 2005	$5.52	$6.92
June 30, 2005	$5.00	$7.00
September 30, 2005	$5.62	$6.60
December 31, 2005	$5.30	$6.25

Sales of Unregistered Securities:

We did not have any unregistered sales of equity securities in 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

We did not make any purchases of our equity securities in 2006.

EQUITY COMPENSATION PLAN INFORMATION

Certain information with respect to our equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from, and are qualified by reference to the audited Consolidated Financial Statements of Nortech Systems Incorporated and Subsidiary as of December 31, 2006 and 2005 and for each of the years in the three year period ended December 31, 2006.  The audited consolidated financial statements of Nortech Systems Incorporated and Subsidiary referred to above are included elsewhere herein.  The selected historical financial data set forth below as of December 31, 2004, 2003 and 2002 and for each of the years in the three year period ended December 31, 2003 have been derived from the audited consolidated financial statements of Nortech Systems Incorporated and Subsidiary not included herein.  The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes thereto of Nortech Systems Incorporated and Subsidiary included elsewhere herein.

Year ended December 31:	2006	2005	2004	2003	2002
Net Sales	$105,147,228	$84,215,663	$72,674,159	$57,958,698	$60,655,579

Gross Profit	12,779,720	10,032,228	8,538,973	6,494,976	10,519,536

Net Income	1,311,778	928,781	587,329	633,448	2,403,112

Basic Income Per Common Share	.50	.36	.23	.26	1.00

Diluted Income Per Common Share	.49	.36	.23	.25	.95

At December 31:

Total Assets	41,877,944	39,668,551	36,881,608	31,580,790	29,602,400

Working Capital	*12,711,278	*12,214,328	*11,749,991	16,723,263	14,266,058

Total Long-Term Debt	*3,534,709	*2,714,227	*3,399,210	9,643,336	8,580,944

Shareholders’ Equity	18,301,859	16,653,364	15,516,581	14,321,280	13,090,130

No dividends were declared or paid in any year from 2002 to 2006.

*  In 2006, 2005 and 2004, the revolving line of credit was classified in current liabilities.  In the previous years these amounts had been reflected as long-term.  As of December 31, 2006, 2005 and 2004, the revolving line of credit, classified as a current liability, had outstanding borrowings of $4,694,027, $4,228,234 and $7,523,058, respectively.  For additional financial data (2006 and 2005 by quarter information), see Note 12 to the Consolidated Financial Statements.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a Wayzata, Minnesota based full-service Electronics Manufacturing Services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  Markets served include industrial equipment, transportation, medical, military/defense, computer, recreation and food. In Minnesota, we have facilities in Baxter, Bemidji, Blue Earth, Fairmont and Merrifield.  We also have facilities in Augusta, Wisconsin, Garner, Iowa and Monterrey, Mexico.

The vast majority of our revenue is derived from products that are built to the customer’s design specifications.  We provide a high degree of manufacturing sophistication.  During 2006, we continued our supply chain initiatives designed to reduce costs, improve asset utilization and increase responsiveness to customers.  Our strategy has been to expand and diversify our customer base, and we are focusing our sales and marketing approach to target greater value-added service opportunities.  Our market strength is low-volume, high-mix production, particularly with complex products.  Our investment in the Mexico operation in 2002 allows for expansion into medium volume, medium mix and lower cost production and our contractual arrangements with Chinese manufacturers allow us to meet high-volume, low mix and lower cost customer requirements.

During 2006, we experienced growth in our Sales, Gross Profit, and Net Income.   For the years ended December 31, 2006 we had sales of $105.1 million, compared to $84.2 million for 2005 and $72.7 million for 2004. The increase for 2006 of $20.9 million was a 24.9% improvement over 2005.  For the years ended December 31, 2006, 2005 and 2004, we had gross profit of $12.8 million, $10.0 million and $8.5 million, respectively.  Gross profits as a percentage of gross sales were 12.2%, 11.9% and 11.8% for the years ended December 31, 2006, 2005 and 2004, respectively. The modest gross profit increase in 2006 was attributed to volume leveraging in our operations and a favorable mix of products helping offset material and energy cost increases.   Our net income in 2006 was $1,311,778 or $0.49 per diluted common share compared to $928,781 or $0.36 per diluted common share in 2005.  Our 2004 net income was $587,329, or $0.23 per diluted common share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies and estimates are summarized in the footnotes to our annual consolidated financial statements.  Some of the accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on historical experience, known trends in the industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies that require significant judgment are as follows.

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

Allowance for Uncollectible Accounts:

We analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for uncollectible accounts.  We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables.  A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer.  If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required.  We have not experienced significant bad debts expense and the reserve for uncollectible accounts of $220,000 is considered adequate for any exposure to loss in the December 31, 2006 accounts receivable.

Inventory Reserves:

Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs.  We have an evaluation process that is used to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We believe the total reserve of $1.3 million at December 31, 2006 is adequate.

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

Self-Insured Health Claim Accruals:

We estimate our reserve for employee health claims based on health claims incurred, historical lag times and an analysis of claims activity during the period, while taking into consideration insurance limits and coverage.  We believe the total accrual of $325,000 at December 31, 2006 is adequate.

Stock-Based Compensation:

We adopted the provisions of SFAS 123R, Share-Based Payment on January 1, 2006. SFAS 123R requires us to measure and recognize in our consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected future performance of our stock. An increase in the volatility of our stock price or an increase in the average period before exercise will increase the amount of compensation expense related to awards granted after December 31, 2006.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair presentation of our financial position.  This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, changes in materials costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

No matters have come to our attention since December 31, 2006 that would cause the estimates included in the consolidated financial statements to change materially.

OPERATING RESULTS

The following table presents statement of operations data as percentages of total revenues for the indicated year:

	2006	2005	2004
Net Sales	100%	100%	100%
Cost of Goods Sold	88%	88%	88%
Gross Profit	12%	12%	12%

Selling Expenses	4%	4%	4%
General and Administrative Expenses	5%	5%	6%

Income from Operations	3%	3%	2%
Other Expenses, Net	1%	1%	1%
Income Tax Expense	1%	1%	0%

Net Income	1%	1%	1%

Revenues:

For the years ended December 31, 2006 and 2005, we had sales of $105.1 million and $84.2 million, respectively, an increase of $20.9 million or 24.9%. Our Aerospace Systems sales led the strong revenue growth in 2006 and accounted for 51% of the overall increase, followed by increased sales of Electronic Circuit Board Assemblies accounting for 27% of the overall growth and an increase of 22% for all other Cable & Wire sales combined.  Our 2006 sales increase was mainly driven by increased demand, minimal price increases to offset commodity and energy costs and favorable Aerospace Systems product mix.

For the years ended December 31, 2005 and 2004, we had sales of $84.2 million and $72.7 million, respectively, an increase of $11.5 million or 15.9%. Aerospace Systems sales led the revenue growth in 2005 and accounted for 60% of the overall increase, followed by increased sales of Electronic Circuit Board Assemblies accounting for 43% of the overall growth and a decrease of 3% for all other Cable & Wire sales combined.

Gross Profit:

For the years ended December 31, 2006, 2005 and 2004, we had gross profit of $12.8 million, $10.0 million and $8.5 million, respectively.  Gross profits as a percentage of gross sales were 12.2%, 11.9% and 11.8% for the years ended December 31, 2006, 2005 and 2004, respectively.  The 2006 gross profit improvement in both dollar and percentage was mainly due to the favorable impact of volume and leveraging on our operations which more than offset energy and commodity (copper and petroleum based products) cost pressures throughout all of 2006.

Selling:

Selling expenses were $4.7 million or 4.4% of net sales for the year ended December 31, 2006, $3.2 million or 3.8% of net sales for the year ended December 31, 2005, and $3.2 million or 4.3% of net sales for the years ended December 31, 2004.  The increase in selling expense in 2006 from 2005 as a percentage of sales was a result of increased commissions of $0.5 million as a result of increased commissionable sales accounting for 31% of the increase and an overall increase of $1.0 million or 69% of the increase in marketing and sales related spending, consisting mostly of personnel, travel and expense to support the sales growth.  The decrease in selling expenses in 2005 from 2004 as a percentage of sales was a result of lower commission rates and lower commissionable sales and an 8.4% reduction in spending in marketing and sales related expenses.

General and Administrative:

For the years ended December 31, 2006, 2005 and 2004, general and administrative expenses were $5.4 million, $4.7 million and $4.1 million, respectively.  The increase in general and administrative expenses of $0.7 million in 2006 from 2005 is mainly attributed to the increased employee related expenses of approximately $0.5 million to support the growth and services, and the recognition of approximately $0.2 million of stock-based compensation expense.  The increase in general and administrative expenses of $0.6 million in 2005 from 2004 is attributable to the increased investment in infrastructure and employee related expenses, comprised primarily of $0.4 million to support the growth and consolidation of corporate shared services.  In addition, overall outside service costs increased $0.2 million and were related to increased compliance requirements and process improvements.

Other Income (Expense):

Interest income for the years ended December 31, 2006, 2005 and 2004 was approximately $9,100, $2,600, and $2,100, respectively.  Miscellaneous income (loss) was $45,000, ($70,000) and $16,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  The increase in miscellaneous income experienced in 2006 over 2005 is attributable to fairly stable exchange rates experienced in 2006.

Interest expense was approximately $821,000, $652,000, and $490,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  In 2006 and 2005, a steady increase in interest rates of approximately 1% throughout the year and higher average carrying debt levels accounted for the majority of the increased interest expense.  2004 saw favorable interest rates throughout the year and lower working capital requirements that kept interest expenses low.

Income Taxes:

Income tax expense amounted to $570,000, $465,000, and $268,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  In 2006, the effective income tax rate was 30% and was impacted favorably by R & D tax credits of $140,000 and Section 199 Deduction for Income Attributable to Domestic Production Activities. In 2005, the effective income tax rate was 30% and was impacted favorably by R & D tax credits of $127,000 and Section 199 Deduction for Income Attributable to Domestic Production Activities.  In 2004 the effective income tax rate was 31% and was impacted favorably by R & D tax credits of

$129,000. A reconciliation of income tax expense for the years ending December 31, 2006, 2005 and 2004 is included in Note 6 to the consolidated financial statements.

Net Income:

Our net income in 2006 was $1,311,778 or $0.49 per diluted common share compared to $928,781 or $0.36 per diluted common share in 2005.  Our 2004 net income was $587,329, or $0.23 per diluted common share.  The changes in net income are the result of the aforementioned factors.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities & Exchange Commission issued Staff Accounting Bulletin 108 (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements.  This dual approach includes both an income statement focused assessment and a balance sheet focused assessment.  The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.  The adoption of SAB 108 did not have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”.  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 157 may have on our consolidated financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for our fiscal 2007 year end, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We have evaluated the impact of adopting FIN 48 on January 1, 2007 and found that we presently do not anticipate any impact on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations.  FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation.  We adopted FIN 47 on January 1, 2006 with no material impact to the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R (SFAS 123R), “Share-Based Payment: An Amendment of FASB Statement No. 123,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  In adopting SFAS 123R, as of January 1, 2006, we used the modified prospective transition method.  A further discussion of the effects of SFAS 123R can be found in Note 9.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by the SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges.  This Statement requires the allocation of fixed production overhead to inventory based on the normal capacity of production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS 151 on January 1, 2006 with no material impact to our consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

The following are unaudited ratios:

	December 31, 2006	December 31, 2005	December 31, 2004
Current Ratio	1.63	1.60	1.65
(Current Assets / Current Liabilities)
Working Capital	$12,711,278	$12,214,328	$11,749,991
(Current Assets — Current Liabilities)
Quick Ratio	.76	.75	.77
(Cash + Accounts Receivable / Current Liabilities)
Accounts Receivable to Working Capital	1.14	1.14	1.03
(Average Accounts Receivable/ Working Capital)
Inventory to Working Capital	1.25	1.23	1.10
(Average Inventory/ Working Capital)

Cash Flow:

	December 31, 2006	December 31, 2005	December 31, 2004
Cash flows provided by (used in):

Operating Activities	$2,842,531	$5,120,151	$(324,130)
Investing Activities	(3,405,914)	(1,427,059)	(1,420,126)
Financing Activities	449,275	(3,332,012)	2,204,451
Effect of exchange rate changes on cash	(124)	(76,740)	(5,591)
Net increase (decrease) in cash and cash equivalents	$(114,232)	$284,340	$454,604

On April 28, 2006 we entered into a 6th amendment to our credit agreement with Wells Fargo Bank, N.A. (WFB) increasing our line of credit arrangement from $8 million to $10 million and extending the maturity dates of the line of credit to April 30, 2008 and our real estate term note to July 30, 2011.  On February 2, 2007, we entered into a 7th amendment to our credit agreement with WFB increasing our line of credit arrangement from $10 million to $15 million and extending the maturity date of the line of credit to April 30, 2009.  Additionally, the 7th amendment increased our real estate term note balance of $1,680,555 at February 2, 2007 to $3,348,750 and extended the maturity date to May 31, 2012.  Per the 7th amendment, both the line of credit and real estate term note are subject to variations in the LIBOR rates. The 7th amendment funded the Iowa acquisition on February 4, 2007.

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

Other Commercial Commitment	Total Amount Committed	Outstanding at December 31, 2006	Date of Expiration
Line of credit	$15,000,000	$4,694,027	April 30, 2009

As of December 31, 2006 and prior to the 7th Amendment, we have net unused availability under our line of credit agreement of approximately $5.3 million.

On December 31, 2006, we had working capital of approximately $12.7 million as compared to $12.2 million at the end of 2005.  During 2006, we generated approximately $2.8 million of cash flow from operating activities.  The cash flow from operations is due primarily to net income of

$1.3 million and noncash depreciation, amortization, foreign currency transaction loss, and the change in deferred taxes, which totaled $1.8 million in net positive adjustments.  The most significant impact on cash due to changes in operating assets and liabilities was the use of cash to pay income taxes, which was offset, in part, by increases in accrued payroll and commissions.

Our net cash used in investing activities of $3.4 million primarily consisted of $1.4 million spent on a building we purchased on June 28, 2006, in Blue Earth, Minnesota, $1.5 million on equipment purchases, $0.1 million on building additions and improvements $0.4 million of cash restricted for the future purchase of fixed assets at our new Blue Earth facility.

Net cash provided by financing activities of $0.4 million consisted primarily of drawing $0.5 million on our line of credit along with increases in long-term debt of $1.1 million from the equipment note and $1.4 million from the industrial revenue bond for the Blue Earth, MN facility purchase, and issuance of shares of common stock of $0.1 million, which was offset by the decrease in our checks in excess of our bank balance of $1.2 million, payments of long-term debt of $1.4 million and payments of bond issue costs $0.1 million.

Set forth below is information about our long-term contractual obligations outstanding as of December 31, 2006 as adjusted for the long-term liabilities assumed in connection with the acquisition of the Garner, Iowa operation on February 4, 2007.  It brings together data for easy reference from the consolidated balance sheet and from individual notes to the consolidated financial statements.  This information is important in understanding our financial position.

	Payments Due by Period
	Less than 1 Yr	2 - 3 Yrs	4 - 5 Yrs	Future
Bank Note Payable	$4,694,027	$—	$—	$—
Long-Term Debt	1,576,612	1,377,761	696,500	3,037,215
Operating Leases	391,509	378,251	60,368	—
Equipment Purchase Commitments	532,000	—	—	—
Total Contractual Obligations	$7,194,148	$1,756,012	$756,868	$3,037,215

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms.  Any significant losses implicit in those contracts will be recognized in accordance with generally accepted accounting principles.  At December 31, 2006, no such losses existed.

We believe that our existing resources and anticipated cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.

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

Interest Rate Sensitivity:

The effective interest rate on our credit facilities are influenced by the actions of the Federal Reserve in establishing from time to time the Federal Funds Interest Rate which is the rate banks borrow from the Federal Reserve Bank.  During the latter half of 2004 and throughout 2005 and 2006, the Federal Reserve has been increasing the Federal Funds Interest Rate, causing the effective interest rate on our facilities to increase.  Based on the balance outstanding under our interest-bearing facilities at year-end, a percentage point change in the effective interest rate would change interest expense by less than $100,000 annually.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Nortech Systems Incorporated and Subsidiary

Wayzata, Minnesota

We have audited the consolidated balance sheet of Nortech Systems Incorporated and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” in 2006.

/s/  McGladrey & Pullen, LLP

Minneapolis, Minnesota

March 7, 2007

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS	2006	2005
CURRENT ASSETS
Cash and Cash Equivalents	$725,891	$840,123
Accounts Receivable, Less Allowance for Uncollectible Accounts	14,493,339	14,447,612
Inventories	15,976,222	15,849,470
Prepaid Expenses	492,177	466,083
Income Taxes Receivable	209,025	—
Deferred Tax Assets	856,000	912,000
Total Current Assets	32,752,654	32,515,288

PROPERTY AND EQUIPMENT
Land	300,000	151,800
Building and Leasehold Improvements	6,063,385	4,819,919
Manufacturing Equipment	9,092,455	7,662,699
Office and Other Equipment	3,532,038	3,413,968
Construction in Progress	90,945	502,374
Total Property and Equipment	19,078,823	16,550,760
Accumulated Depreciation	(10,823,655)	(9,868,536)
Net Property and Equipment	8,255,168	6,682,224

OTHER ASSETS
Restricted Cash	427,500	—
Finite-Lived Intangible Assets, Net of Accumulated Amortization	82,890	209,307
Goodwill	75,006	75,006
Deferred Tax Assets	277,000	179,000
Other Assets	7,726	7,726
Total Other Assets	870,122	471,039
Total Assets	$41,877,944	$39,668,551

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY	2006	2005
CURRENT LIABILITIES
Bank Note Payable	$4,694,027	$4,228,234
Current Maturities of Long-Term Debt	1,524,743	1,207,305
Checks Written in Excess of Bank Balance	—	1,200,000
Accounts Payable	10,018,263	9,902,998
Accrued Payroll and Commissions	3,094,092	2,849,472
Accrued Health and Dental Claims	325,000	271,104
Other Accrued Liabilities	385,251	324,360
Income Taxes Payable	—	317,487
Total Current Liabilities	20,041,376	20,300,960

LONG-TERM LIABILITIES
Long-Term Debt (Net of Current Maturities)	3,509,039	2,714,227
Other Long-Term Liabilities	25,670	—
Total Long-Term Liabilities	3,534,709	2,714,227

Total Liabilities	23,576,085	23,015,187

SHAREHOLDERS’ EQUITY
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,674,729 Shares Issued and Outstanding at December 31, 2006; 2,618,197 Shares Issued and Outstanding at December 31, 2005	26,747	26,182
Additional Paid-In Capital	14,644,901	14,306,602
Accumulated Other Comprehensive Loss	(23,179)	(21,032)
Retained Earnings	3,403,390	2,091,612
Total Shareholders’ Equity	18,301,859	16,653,364
Total Liabilities and Shareholders’ Equity	$41,877,944	$39,668,551

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
Net sales	$105,147,228	$84,215,663	$72,674,159

Cost of goods sold	92,367,508	74,183,435	64,135,186

Gross profit	12,779,720	10,032,228	8,538,973

Operating expenses:
Selling expenses	4,674,826	3,198,654	3,157,212
General and administrative expenses	5,456,077	4,720,860	4,054,326
Total operating expenses	10,130,903	7,919,514	7,211,538

Income from operations	2,648,817	2,112,714	1,327,435

Other income (expense)
Interest income	9,061	2,635	2,120
Miscellaneous income (expense)	44,631	(70,059)	15,839
Interest expense	(820,731)	(651,509)	(490,065)
Total other expense	(767,039)	(718,933)	(472,106)

Income before income taxes	1,881,778	1,393,781	855,329

Income tax expense	570,000	465,000	268,000

Net income	$1,311,778	$928,781	$587,329

Net income per common share:

Basic	$0.50	$0.36	$0.23
Weighted average number of common shares outstanding used for basic earnings per common share	2,628,635	2,583,309	2,561,419

Diluted	$0.49	$0.36	$0.23
Weighted average number of common share outstanding plus dilutive common stock options	2,682,454	2,613,942	2,604,411

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Preferred	Common	Paid-In	Comprehensive	(Accumulated	Shareholders’
	Stock	Stock	Capital	Income (Loss)	Deficit)	Equity
BALANCE DECEMBER 31, 2003	$250,000	$25,127	$13,497,339	$(26,688)	$575,502	$14,321,280
2004 net income	—	—	—	—	587,329	587,329
Issuance of stock	—	694	621,319	—	—	622,013
Translation loss	—	—	—	(14,041)	—	(14,041)

BALANCE DECEMBER 31, 2004	250,000	25,821	14,118,658	(40,729)	1,162,831	15,516,581
2005 net income	—	—	—	—	928,781	928,781
Issuance of stock upon exercise of stock options	—	361	187,944	—	—	188,305
Translation gain	—	—	—	19,697	—	19,697

BALANCE DECEMBER 31, 2005	250,000	26,182	14,306,602	(21,032)	2,091,612	16,653,364
2006 net income	—	—	—	—	1,311,778	1,311,778
Issuance of stock upon exercise of stock options	—	280	126,698	—	—	126,978
Issuance of restricted stock	—	285	187,974	—	—	188,259
Excess tax benefits from stock-based awards	—	—	23,627	—	—	23,627
Translation loss	—	—	—	(2,147)	—	(2,147)

BALANCE DECEMBER 31, 2006	$250,000	$26,747	$14,644,901	$(23,179)	$3,403,390	$18,301,859

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,311,778	$928,781	$587,329
Adjustments to reconcile net income to net Cash provided by (used in) operating activities:
Depreciation	1,393,360	1,185,599	1,112,210
Amortization	205,790	397,246	387,776
Compensation on stock-based awards	188,259	—	—
Interest on swap valuation	25,670	—	—
Deferred taxes	(42,000)	(221,000)	166,000
(Gain) Loss on disposal of assets	10,632	—	(17,169)
Other	(1,355)	80,187	18,786
Changes in current operating items:
Accounts receivable	(46,228)	(1,091,882)	(2,520,034)
Inventories	(126,752)	(1,613,754)	(2,641,159)
Prepaid expenses and other assets	(26,132)	(66,872)	24,161
Income taxes receivable/payable	(526,461)	668,856	68,265
Accounts payable	115,629	4,300,085	1,534,765
Accrued payroll and commissions	245,554	473,533	1,094,620
Accrued health and dental claims	53,896	20,774	32,816
Other accrued liabilities	60,891	58,598	(172,496)
Net cash provided by (used in) operating activities	2,842,531	5,120,151	(324,130)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	2,379	—	31,802
Restricted Cash	(427,500)	—	—
Purchase of property and equipment	(2,980,793)	(1,427,059)	(1,451,928)
Net cash used by investing activities	(3,405,914)	(1,427,059)	(1,420,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks written in excess of bank balance	(1,200,000)	250,000	700,000
Net change in line of credit	465,793	(3,294,824)	1,615,867
Proceeds from long-term debt	2,540,926	636,502	788,944
Payments on long-term debt	(1,428,676)	(1,111,995)	(922,373)
Payments of bond issue costs	(79,373)	—	—
Issuance of stock	126,978	188,305	22,013
Excess tax benefits from stock-based awards	23,627	—	—
Net cash provided by (used in) financing activities	449,275	(3,332,012)	2,204,451

Effect of exchange rate changes on cash	(124)	(76,740)	(5,591)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(114,232)	284,340	454,604

Cash and cash equivalents - beginning of year	840,123	555,783	101,179

CASH AND CASH EQUIVALENTS - END OF YEAR	$725,891	$840,123	$555,783

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

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

Our manufacturing facilities are located in Bemidji, Fairmont, Blue Earth, Merrifield and Baxter, Minnesota as well as Augusta, Wisconsin, Garner, Iowa and Monterrey, Mexico.

A summary of our significant accounting policies follows:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Estimates also affect the reported amounts of revenue and expense during the reporting period.  Significant items subject to estimates and assumptions include the valuation allowance for inventories and allowance for doubtful accounts.  Actual results could differ from those estimates.

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

Restricted Cash

As of December 31, 2006, restricted cash of $427,500 is to be used for the purchase of equipment and facility upgrades at the Blue Earth, Minnesota facility as required by the Industrial Revenue Bond agreement into which we entered on June 28, 2006 to purchase the Blue Earth, Minnesota facility. See Note 4.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

NOTE 1                            NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business.  Accounts receivable are unsecured and are presented net of an allowance for uncollectible accounts.  The allowance for uncollectible accounts was $220,000 and $297,000 at December 31, 2006 and 2005, respectively.  We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.  We do not accrue interest on past due accounts receivable.

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

	2006	2005

Raw materials	$11,161,883	$10,616,894
Work in process	3,339,325	4,423,892
Finished goods	2,770,670	2,027,118
Reserves	(1,295,656)	(1,218,434)

Total	$15,976,222	$15,849,470

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

NOTE 1                            NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                        Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized, while maintenance, repairs and minor renewals are expensed as incurred.  When assets are retired or disposed of, the assets and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations.  Leasehold improvements are depreciated over the shorter of their estimated use lives or the remaining lease terms.  All other property and equipment are depreciated by the straight-line method of depreciation over their estimated useful lives, as follows:

Buildings	39 Years
Leasehold improvements	3-7 Years
Manufacturing equipment	5-7 Years
Office and other equipment	3-7 Years

Goodwill and Finite Life Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards Board No. (“SFAS”) 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain indefinite-lived assets not be amortized but evaluated annually for impairment.  Finite life intangible assets are amortized on a straight-line basis over their estimated useful lives.  Finite life intangible assets at December 31, 2006 and 2005 are as follows:

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

NOTE 1                            NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	December 31, 2006
	Estimated	Gross	Accumulated	Net Book
	Lives	Carrying	Amortization	Value
	(Years)	Amount	Amount	Amount
Bond Issue Costs	15	$79,373	$2,649	$76,724
Non-compete	4	1,526,384	1,526,384	—
Other intangibles	3	37,059	30,893	6,166
Totals		$1,642,816	$1,559,926	$82,890

	December 31, 2005
	Estimated	Gross	Accumulated	Net Book
	Lives	Carrying	Amortization	Value
	(Years)	Amount	Amount	Amount
Non-compete	4	$1,526,384	$1,335,600	$190,784
Other intangibles	3	37,059	18,536	18,523
Totals		$1,563,443	$1,354,136	$209,307

Amortization expense related to these assets is as follows:

Year ended December 31, 2006                        $  205,790

Year ended December 31, 2005                            397,246

Year ended December 31, 2004                            387,776

Estimated future annual amortization expense related to these assets is approximately $11,000 in 2007 and $5,000 per year thereafter.

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

DECEMBER 31, 2006, 2005, AND 2004

NOTE 1                            NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Preferred Stock

Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared.  In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid.  No preferred stock dividends were declared or paid during the years ended December 31, 2006, 2005, and 2004.

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

Product warranties

We provide limited warranty for the replacement or repair of defective product at no cost to our customers within a specified time period after the sale.  We make no other guarantees or warranties, expressed or implied, of any nature whatsoever as to the goods including without limitation, warranties to merchantability, fit for a particular purpose or non-infringement of patent or the like unless agreed upon in writing. We estimate the costs that may be incurred under our limited warranty and reserve based on actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date.  Our warranty claims costs are not material given the nature of our products and services which normally result in repair and return in the same accounting period.

Advertising

Advertising costs are charged to operations as incurred.  Total amount charged to expense was $168,448, $173,464 and $197,914, for the years ended December 31, 2006, 2005 and 2004, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

NOTE 1                            NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

The carrying amounts of all financial instruments approximate their fair values.  The carrying amounts for cash, restricted cash, receivables, payables, accrued liabilities and the line of credit approximate fair value because of the short maturity of these instruments.  Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the carrying value of long-term debt approximate their fair value.

Stock Based Compensation

Our 2006 consolidated financial statements reflect the impact of SFAS No. 123R, Share-Based Payment (“SFAS 123R”). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R was $188,259 ($0.05 per diluted common share) for 2006.  See Note 9 for additional information.

Derivative Financial Instruments

SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, defines derivatives and requires that they be carried at fair value on the balance sheet.  On June 28, 2006, we entered into an interest rate swap agreement to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate.  The change in market value of an interest rate swap is recognized on the balance sheet and by a charge or credit to interest expense.  Further information related to our interest rate swap is disclosed in Note 4.

Net Income Per Common Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding.  Diluted income per common share is computed using the weighted-average number of common shares outstanding and potential common shares from the assumed exercise of stock options outstanding during the period using the treasury stock method.

Recent Accounting Pronouncements

In September 2006, the Securities & Exchange Commission issued Staff Accounting Bulletin 108 (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements.  This dual approach includes both an income statement focused assessment and a balance sheet focused assessment.  The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.  The adoption of SAB 108 did not have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157), “Fair Value Measurements”.  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 157 may have on our consolidated financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for our fiscal 2007 year end, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have evaluated the impact of adopting FIN 48 on January 1, 2007 and found that we presently do not anticipate any impact on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations.  FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 was effective for us in fiscal 2006.  We adopted FIN 47 on January 1, 2006 with no material impact to our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  The amendments made by the SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges.  This Statement requires that allocation of fixed production overhead to inventory based on the normal capacity of production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We adopted SFAS No. 151 on January 1, 2006 with no material impact to our consolidated financial statements.

Supplemental Cash Flow Information

We paid $1,090,540 and $30,716 in income taxes for the year ended December 31, 2006 and 2005, respectively.  No income taxes were paid for the year ended December 31, 2004.    We paid interest expense of $746,519, $645,513 and $488,020 for the years ended December 31, 2006, 2005 and 2004, respectively.

During 2004, we acquired all of the business assets of Zachariah and Lundbergh, Inc. (Z&L) for $250,000 payable over 4 years.  During 2004, we exchanged 63,407 shares of our common stock in satisfaction of a note payable to SAE Assembly, LLC, incurred in connection with our 2002 acquisition of our manufacturing facility in Mexico.

Segment Reporting Information

Our results of operations for the years ended December 31, 2006, 2005 and 2004, represent a single segment referred to as Contract Manufacturing.  Export sales represent approximately 5% of consolidated sales for the years ended December 31, 2006, 2005 and 2004.

Long-lived assets by country are as follows:

	United States	Mexico	Total
2006
Net property and equipment	$7,700,481	$554,687	$8,255,168
Other assets	862,396	7,726	870,122

2005
Net property and equipment	$5,995,465	$686,759	$6,682,224
Other assets	271,529	199,510	471,039

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

Two divisions of General Electric, Co. (G.E.) combined accounted for 10% or more of our net sales during the past three years.  G.E.’s Medical and Transportation Divisions together accounted for 17%, 17% and 15% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively.  Accounts receivable from G.E.’s Medical and Transportation Divisions at December 31, 2006 and 2005 represented 14% and 12% of our total accounts receivable, respectively.  Additionally, Northrop Grumman Corp. accounted for 10% of our net sales for the years ended December 31, 2006 and 2005.  Accounts receivable from Northrop Grumman at December 31, 2006 and 2005 represented 15% and 9% of our total accounts receivable, respectively.  Historically, we have not experienced significant losses on customer receivable collections in any particular industry or geographic area.

NOTE 3                            ACCRUED HEALTH AND DENTAL CLAIMS

We have partially self-insured our employee health and dental plans.  We have contracted with two separate administrative service companies to supervise and administer the programs and act as representatives.  Our health plan insures for excessive or unexpected claims and is liable for claims not to exceed $80,000 per individual per plan year and an estimated aggregate amount of $3,672,000 for the plan year ending August 2007.  Our dental plan pays claims based on actual amounts incurred.  Estimated unpaid claims for incurred health and dental services of $325,000 and $271,104 are reflected as accrued liabilities on the balance sheet at December 31, 2006 and 2005, respectively.

NOTE 4                            LONG-TERM DEBT

On April 28, 2006 we entered into a 6th amendment to our credit agreement with Wells Fargo Bank, N.A. (WFB) increasing our line of credit arrangement from $8 million to $10 million and extending the maturity dates of the line of credit to April 30, 2008 and our real estate term note to July 30, 2011.  On February 2, 2007, we entered into a 7th amendment to our credit agreement with WFB increasing our line of credit arrangement from $10 million to $15 million and extending the maturity date of the line of credit to April 30, 2009.

Additionally, in connection with the acquisition of Suntron’s Midwest Operations discussed in Note 13, the 7th amendment increased our real estate term note balance of $1,680,555 at February 2, 2007 to $3,348,750 and extended the maturity date to May 31, 2012.  Per the 7th amendment, both the line of credit and real estate term note are subject to variations in the LIBOR rates. The 7th amendment funded the Iowa acquisition on February 4, 2007.  The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line is secured by substantially all of our assets.

During 2006 and 2005 our line of credit bore interest at prime (8.25% at December 31, 2006 and 7.25% at December 31, 2005). The weighted-average interest rate on our line of credit was 7.77% and 6.20% for the years ended December 31, 2006 and 2005, respectively. We had borrowings of $4,694,027 and $4,228,234 outstanding as of December 31, 2006 and 2005, respectively.

A summary of long-term debt at December 31, 2006 and 2005 is as follows:

Description	2006	2005
Notes payable - Wells Fargo Bank Minnesota, N.A., two notes bear interest at Wells Fargo prime rate, four notes bear interest at 4.21% (which was paid off in 2006), 6.30%, 7.31% and 0.25% below prime (8.00% as of December 31, 2006 and 7.00% as of December 31, 2005), respectively; combined monthly principal payments of $112,567 plus interest, maturities range from February 2007 to July 2011; secured by substantially all assets	$3,109,782	$3,338,028

Bonds payable (1)	1,440,000	—

Subordinated notes payable - Other, interest at 6.5%; combined monthly payments of $5,227 through March 2007; secured by substantially all assets	463,036	498,606

Other	20,964	84,898

Total long-term debt	5,033,782	3,921,532
Current maturities of long-term debt	(1,524,743)	(1,207,305)
Long-term debt - net of current maturities	$3,509,039	$2,714,227

(1)          On June 28, 2006, we entered into an industrial revenue bond payable to the City of Blue Earth, Minnesota.  The bond payable of $1,440,000 at December 31, 2006 bears interest based on the USD-BMA MN Tax Exempt Municipal Bond Swap Index, which we swapped for a fixed interest rate and has a maturity date of June 1, 2021 where principal is payable annually on June 1. The funds from the bond were used to purchase the facility in Blue Earth, Minnesota.  The remaining funds of $427,500 are restricted for the purchase of equipment and facility upgrades per the agreement.  Maturity requirements are approximately $130,000 in each of the next five years and $800,000 thereafter.

On June 28, 2006, we entered into an interest rate swap agreement with a notional amount of $1,440,000 to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011.  The fair value of the swap at December 31, 2006 was recorded as a long-term liability of $25,670 and was additional interest expense in the statement of income.

Included in the maturity requirements schedule below is the new funded debt of approximately $1,669,000 as of February 2, 2007 per the 7th amendment to our credit agreement with WFB with the adjusted maturity date of May 31, 2012.  Maturity requirements are as follows:

Years Ending December 31,	Amount
2007	$1,577,000
2008	890,000
2009	488,000
2010	348,000
2011	348,000
Future	3,037,000
$6,688,000

NOTE 5                            OPERATING LEASES

We have entered into various operating leases for production and office equipment, office space and buildings.  We have the option to purchase various pieces of equipment upon lease expiration at fair market value.  We presently lease buildings in Baxter, MN on a month-to-month basis.  The lease for the manufacturing facility in Mexico provides us the option of two three-year renewals extending the lease through 2010.  As part of the acquisition of the Garner, Iowa operations on February 4, 2007, we were assigned the existing building lease, which expires in June 2008.

Rent expense, which includes amounts for other short term leases, for the years ended December 31, 2006, 2005, and 2004, amounted to $862,955, $754,394 and $676,063, respectively.  Sublease income amounted to $500 for the year ended December 31, 2006 and $3,000 for the years ended December 31, 2005 and 2004.

Approximate future minimum lease payments are as follows:

Years Ending December 31,	Amount
2007	$392,000
2008	254,000
2009	124,000
2010	60,000
Total	$830,000

NOTE 6                            INCOME TAXES

The income tax expense for each of the three years ended December 31, 2006 consists of the following:

	2006	2005	2004
Current taxes - Federal	$506,000	$580,000	$60,000
Current taxes - State	75,000	75,000	16,000
Current taxes - Foreign	31,000	31,000	26,000
Deferred taxes - Federal	(47,000)	(204,000)	163,000
Deferred taxes - State	5,000	(16,000)	4,000
Deferred taxes - Foreign	—	(1,000)	(1,000)

Income tax expense	$570,000	$465,000	$268,000

The statutory rate reconciliation for each of the three years ended December 31, 2006 is as follows:

	2006	2005	2004
Statutory federal tax provision	$640,000	$474,000	$291,000
State income taxes, net of federal benefit	49,000	63,000	25,000
Effect of foreign operations	11,000	5,000	(5,000)
Income tax credits	(140,000)	(81,000)	(84,000)
Other, including benefit of income taxed at lower rates	10,000	4,000	41,000

Income tax expense	$570,000	$465,000	$268,000

Income from operations before income taxes was derived from the following sources:

	2006	2005	2004
Domestic	1,852,000	1,318,000	764,000
Foreign	30,000	76,000	91,000

Total	1,882,000	1,394,000	855,000

Deferred tax assets (liabilities) at December 31, 2006 and 2005, consist of the following:

	2006	2005
Allowance for doubtful accounts	$83,000	$113,000
Inventory reserves	486,000	463,000
Accrued vacation	287,000	316,000
Health insurance reserve	144,000	103,000
Non-compete amortization	410,000	378,000
Stock-based compensation	40,000	—
Other	42,000	16,000
Deferred tax assets	1,492,000	1,389,000

Prepaid expenses	(167,000)	(86,000)
Property and equipment	(192,000)	(212,000)
Deferred tax liabilities	(359,000)	(298,000)

Net deferred tax assets	$1,133,000	$1,091,000

Net short-term deferred tax assets	$856,000	$912,000
Net long-term deferred tax assets	277,000	179,000
Net deferred tax assets	$1,133,000	$1,091,000

We have determined that it is more likely than not that our deferred tax assets will be realized, principally through anticipated taxable income in future tax years.  As a result, we have determined that establishing a valuation allowance on our deferred tax assets is not necessary.

NOTE 7                            COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes income (loss) resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Net income, as reported	$1,311,778	$928,781	$587,329

Other comprehensive income (loss):	(2,147)	19,697	(14,041)

Comprehensive income	$1,309,631	$948,478	$573,288

NOTE 8                            401(K) RETIREMENT PLAN

We have a 401(k) profit sharing plan (the “Plan”) for our employees.  The Plan is a defined contribution plan covering all of our employees except for employees covered by a collective bargaining agreement and non-resident aliens earning non-U.S. source income.  Employees are eligible to participate in the Plan after completing six months of service and attaining the age of 21.  Employees are allowed to contribute up to 60% of their wages to the Plan.  We match 25% of the employees’ contribution up to 6% of covered compensation.  We made contributions of $167,031, $153,171 and $120,089 during the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 9                            GAINSHARING INCENTIVE, STOCK OPTION AND RESTRICTED STOCK PLANS

Employee Gainsharing

During 1993, we adopted an employee gainsharing plan (the “Plan”).  The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs.  We have authorized 50,000 common shares to be available under this Plan.  In accordance with the terms of the Plan, employees can acquire newly issued shares of common stock for 90% of the current market value.  During 2006, 2005 and 2004, 32, 250 and 52 common shares, respectively, were issued in connection with this plan.  Through December 31, 2006, 21,855 common shares have been issued under this Plan.

STOCK OPTIONS AND RESTRICTED STOCK

In 1992, we approved the adoption of a fixed stock based compensation plan. The purpose of the Plan is to promote our interests and our shareholders interests by providing officers, directors and other key employees with additional incentive and the opportunity, through common stock ownership, to increase their proprietary interest in us and their personal interest in our continued success.  In February 2003, we reached the maximum options allowed to be granted under the plan.

During 2003, our shareholders approved the adoption of the Nortech Systems Incorporated 2003 Stock Option Plan (the “2003 Plan”).  The total number of shares of common stock that may be granted under the 2003 Plan is 300,000.  On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the “2005 Plan”) and eliminated the remaining 172,500 available option shares under the 2003 Plan effective February 23, 2005.  The total number of shares of common stock that may be granted under the 2005 Plan is 200,000, of which 39,500 remain available for grant at December 31, 2006.  The 2005 Plan provides that option shares granted come from our authorized but unissued common stock.  The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant.  Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Outstanding	Exercisable	Remaining
Exercise Prices	12/31/2006	12/31/2006	Contractual Life
$3.125	22,000	22,000	3.16 Years
4.000	2,000	2,000	3.42 Years
5.000	40,000	40,000	0.14 Years
5.275	20,000	20,000	8.38 Years
5.500	4,000	4,000	2.00 Years
5.740	20,000	20,000	7.84 Years
7.110	4,000	4,000	5.81 Years
7.220	50,000	50,000	6.12 Years
7.440	73,500	24,500	9.17 Years
7.460	20,000	20,000	7.34 Years
7.790	67,000	—	9.84 Years
8.000	69,000	69,000	6.95 Years
	391,500	275,500

Following is a summary of the stock option plan activity during 2006, 2005 and 2004.

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of year	287,000	$6.27	306,800	$6.21	272,800	$6.10
Options exercised	(28,000)	4.53	(35,800)	5.22	(6,000)	3.63
Options cancelled	(8,000)	8.00	(4,000)	6.00	—	—
Options granted	140,500	7.61	20,000	5.28	40,000	6.60

Options outstanding, end of year	391,500	$6.84	287,000	$6.27	306,800	$6.21

Option price range of exercised options	$3.125 - 5.00		$4.00 - 5.25		$3.63

The Financial Accounting Standards Board (FASB) has issued Statement No. 123R (SFAS 123R), “Share-Based Payment: An Amendment of FASB Statement No. 123,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. In adopting SFAS 123R, as of January 1, 2006, we used the modified prospective transition method.

Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R was adopted are based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123.  Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R.  In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.  Share-based compensation expense before income taxes recognized under SFAS 123R for the year ended December 31, 2006 was $188,259.

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

On November 15, 2005, our Board of Directors accelerated the vesting of the then outstanding and unvested stock options. Had these vesting periods not been accelerated, under SFAS 123R we would have recognized approximately $370,000 in cumulative additional expense spread over five years beginning in fiscal 2006.

Had compensation cost for the our stock option plan been determined pursuant to SFAS 123 in 2005 and 2004, net income and earnings per common share on a pro forma basis would have been as follows:

	2005	2004
Net income, as reported	$928,781	$587,329
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(500,196)	(125,450)

Pro forma net income	$428,585	$461,879

Earnings per common share:
Basic - as reported	$0.36	$0.23
Basic - pro forma	$0.17	$0.18

Diluted - as reported	$0.36	$0.23
Diluted - pro forma	$0.16	$0.18

SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense in the consolidated statement of operations on a straight-line basis over the requisite service periods.  Share-based compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, is based on the grant date fair value estimated in accordance with the provisions of SFAS 123.  For options granted subsequent to December 31, 2005, compensation expense is based on the grant date fair value estimated in accordance with SFAS 123R.  Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the pro forma information required under SFAS 123 for periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

During 2006, a total of 140,500 options were granted to our management and directors with the exercise price equaling the closing price of the common shares on each respective grant date.  To calculate the option-based compensation under SFAS 123R, we used the Black-Scholes option-pricing model, which we had previously used for the valuation of option-based awards for our pro forma information required under SFAS 123 for periods prior to fiscal 2006.  Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables as noted in the following table.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options.  The expected volatility, holding period, and forfeitures of options are based on our historical experience.

	2006	2005	2004
Expected volatility	52.20% - 61.60%	69.50%	70.50%
Expected dividends	0%	0%	0%
Expected term (in years)	5 - 6	10	10
Risk-free rate	4.55 - 4.85%	4.37%	4.62%

Total compensation expense related to stock options included in our statement of income for the year ended December 31, 2006 was $118,356.  For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is based on historical data.

A summary of option activity under the Plan as of December 31, 2006 and changes during the year then ended is presented below.

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — January 1, 2006	287,000	$6.27
Granted	140,500	7.61
Exercised	(28,000)	4.53
Forfeited	(8,000)	8.00
Outstanding — December 31, 2006	391,500	$6.84	6.90	$357,710
Exercisable on December 31, 2006	275,500	$6.50	5.79	$345,950

The weighted-average grant-date fair values of options granted during 2006, 2005, and 2004 were $4.29, $4.14, and $5.23, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 were $78,490, $21,855 and $25,230.

As of December 31, 2006, there was approximately $477,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted average period of 2.48 years. The total fair value of shares vested during the year ended December 31, 2006 was $105,720.

A summary of the status of our nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

Nonvested Shares	Shares	Weigted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	140,500	4.29
Vested	(24,500)	4.32
Nonvested at December 31, 2006	116,000	$4.29

Cash received from option exercise under all share-based payment arrangements for the year ended December 31, 2006 was $126,978. SFAS 123R also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS 123R, these tax benefits have been reflected as a cash inflow from operations. The actual tax benefit realized for the tax deductions from the option exercise of the share-based payment arrangements totaled $87,839 for the year ended December 31, 2006.

Restricted Stock

In March 2006, 28,500 shares of restricted common stock were granted to our management and directors.  This benefit was valued at the market price of the stock on the date of grant.  These awards vest over a three-year term and are expensed ratably over the same period.  The arrangements contained an acceleration condition whereby if we attain certain financial measurements, the awards would vest in their entirety on December 31, 2006.  The acceleration conditions were not met, thus the awards will continue to vest ratably over the full vesting period as stated in the agreement. Total compensation expense related to restricted stock included in the statements of income for the year ended December 31, 2006 was $69,900.  The following is the status of our restricted shares as of December 31, 2006, including changes during the year ended December 31, 2006:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding - January 1, 2006	—	$—
Granted - March 7, 2006	28,500	7.44

Outstanding - December 31, 2006	28,500	$7.44

Exercisable on December 31, 2006	9,500	$7.44

As of December 31, 2006, there was approximately $140,000 of unrecognized compensation expense related to unvested restricted stock awards, which we expect to recognize over a weighted average period of 2.0 years.

NOTE 10                     COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

Executive Life Insurance Plan

During 2002, we set up an Executive Bonus Life Insurance Plan (the “Plan”) for our key employees (“participants”).  Pursuant to the Plan, we will pay a bonus to officer participants 15% and all other participants 10% of the participants’ base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants.  The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest at a rate of 20% each year.  Should a participant terminate employment prior to the fifth year of vesting, that participant may be required to reimburse us for any unvested amounts, under certain circumstances.  Charges to income under the Plan were $290,000, $228,000 and $167,375 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

In the event of an involuntarily termination, each Executive would receive their base salary, annual bonus at time of termination, and continued participation in health, disability and life insurance plans for a period of three years for officers and two years for all other participants.  Participants would also receive professional outplacement services up to $10,000 if applicable.  Each Agreement remains in full force until the Executive terminates employment or we terminate the employment of the Executive.

NOTE 11                     EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the diluted per common share computations.

	2006	2005	2004

Diluted Earnings Per Common Share

Net Income	$1,311,778	$928,781	$587,329

Weighted average common shares outstanding	2,628,635	2,583,309	2,561,419
Stock options	45,778	30,633	42,992
Restricted Stock	8,041	—	—
Weighted average common shares for diluted earnings per common share	2,682,454	2,613,942	2,604,411
Diluted earnings per common share *	$0.49	$0.36	$0.23

* For 2006, 2005 and 2004, there were approximately 42,962, 43,302 and 48,409 shares, respectively, which were not “in the money” and therefore were excluded from the computation of diluted earnings per share because to include them would be antidilutive.

NOTE 12           QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

	Quarter Ending	Quarter Ending	Quarter Ending	Quarter Ending	Total
	3/31/2006	6/30/2006	9/30/2006	12/31/2006	YTD

Net sales	$26,017,619	$26,173,559	$25,288,095	$27,667,955	105,147,228
Gross profit	3,158,751	3,413,640	2,957,403	3,249,926	12,779,720
Net income	263,948	308,665	304,587	434,578	1,311,778

Basic income per common share	0.10	0.12	0.12	0.16	0.50
Diluted income per common share	0.10	0.11	0.12	0.16	0.49

	Quarter Ending	Quarter Ending	Quarter Ending	Quarter Ending	Total
	3/31/2005	6/30/2005	9/30/2005	12/31/2005	YTD

Net Sales	$19,067,502	$20,562,916	$20,919,151	$23,666,094	84,215,663
Gross Profit	2,364,533	2,588,446	2,554,243	2,525,006	10,032,228
Net Income	98,892	138,961	260,357	430,571	928,781

Basic income per common share	0.04	0.05	0.10	0.17	0.36
Diluted income per common share	0.04	0.05	0.10	0.17	0.36

NOTE 13                     SUBSEQUENT EVENT (UNAUDITED)

Acquisition of Suntron’s Midwest Operations

On February 4, 2007, we purchased substantially all of the assets and assumed certain liabilities of Suntron’s Midwest Operations located in Garner, Iowa. This operation is an Electronics Manufacturer Service (EMS) provider of printed circuit board assemblies, box build assemblies and repair services. This acquisition will strengthen our capabilities in printed circuit board assemblies and high level complete box build assemblies while opening new market segments in the agriculture and oil and gas industries.

The purchase price including the assumption of $845,000 of liabilities of the seller, was $5,610,000 and was funded by cash of $4,765,000 and an amendment in our credit agreements with Wells Fargo Bank, National Association, increasing our Real Estate Term Notes and Revolving Line of Credit.  The purchase price at time of close was based on an estimate of the working capital level and is subject to an adjustment, reducing the purchase price based upon the final settlement of the working capital level. In addition, the Purchase agreement calls for a contingent earn-out of up to $600,000 if certain revenue levels are achieved. The earn-out adjustment, if earned would be settled on January 31, 2008.  The Iowa operations results are not included in the consolidated financial statements since the date of acquisition was after December 31, 2006.

The following table presents the acquisition cost of the assets acquired and liabilities assumed, on an unaudited basis, based on the preliminary estimated values at time of acquisition:

Accounts receivable	$1,981,000
Inventories	2,143,000
Other current assets	11,000
Property, plant and equipment	442,000
Intangibles	1,033,000
Accounts payable assumed	(766,000)
Accrued compensation and benefits assumed	(79,000)
Net assets acquired	$4,765,000

The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2006:

Pro Forma
For the Year Ended
December 31, 2006
(unaudited)
Net Sales	$117,745,000

Net Income	$1,398,000

Basic earnings per common share	$0.53

Diluted earnings per common share	$0.52

The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented.  Furthermore, the purchase price allocation is preliminary and subject to change.  Once the final purchase price allocation is determined, the unaudited pro forma combined results of operations presented above may change.

Report of Independent Registered Public Accounting Firm on Supplementary Information

To the Board of Directors

Nortech Systems Incorporated and Subsidiary

Wayzata, Minnesota

Our audit were made for the purposes of forming an opinion on the basic 2006, 2005 and 2004 consolidated financial statements of Nortech Systems Incorporated and Subsidiary taken as a whole.  The consolidated supplemental schedule II is presented for purposes of complying the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the 2006, 2005 and 2004 basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota

March 7, 2007

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

SCHEDULE II — Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

		Additions
	Balance at	Charged		Balance at
	Beginning	to Costs		End of
Classification	of Year	And Expenses	Add (Deduct)	Year

Year Ended December 31, 2006:
Allowance for Uncollectible Accounts	$296,563	180,877	(257,750)	$219,690
Inventory Reserve	$1,218,434	900,680	(823,458)	$1,295,656
Self-insurance Accrual	$271,104	3,861,867	(3,807,971)	$325,000

Year Ended December 31, 2005:
Allowance for Uncollectible Accounts	$280,146	122,088	(105,671)	$296,563
Inventory Reserve	$1,219,200	897,199	(897,965)	$1,218,434
Self-insurance Accrual	$250,330	3,295,566	(3,274,792)	$271,104

Year Ended December 31, 2004:
Allowance for Uncollectible Accounts	$371,690	166,989	(258,533)	$280,146
Inventory Reserve	$1,319,250	829,918	(929,968)	$1,219,200
Self-insurance Accrual	$217,514	3,914,882	(3,882,066)	$250,330

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of the Registrant will be included in the Registrant’s 2006 proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2007 and said portions of the proxy statement are incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

Information regarding executive compensation of the Registrant will be included in the Registrant’s 2006 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 2007 and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant’s 2006 proxy statements to be filed with the Securities and Exchange Commission no later than April 30, 2007 and said portions of the proxy statements are incorporated herein by reference.

Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant’s 2006 proxy statements to be filed with the Securities and Exchange Commission no later than April 30, 2007 and said portions of the proxy statements are incorporated herein by reference.

The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2006.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)

Equity compensation plans approved by security holders	391,500	$6.842	39,500

Equity compensation plans not approved by security holders	0	0	0

Total	391,500	$6.842	39,500

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

PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(1)	Consolidated Financial Statements - consolidated financial statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 20.

(2)	Consolidated Financial Schedule:

PAGE
Reports of Independent Registered Public Accounting Firms on Supplementary Information	65

Consolidated Supplemental Schedule II - Valuation and Qualifying Accounts	66

All other schedules are omitted since they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

The following exhibits accompany our Annual Report on Form 10-K for the year ended December 31, 2006.

10.2                           Sixth Amendment to amended and restated Credit and Security Agreement, Amended and Restated Revolving Note between the Company and Wells Fargo Bank Minnesota National Association.

10.3                           Seventh Amendment to amended and restated Credit and Security Agreement, Amended and Restated Revolving Note between the Company and Wells Fargo Bank Minnesota National Association.

23.1                           Consent of McGladrey & Pullen, LLP.

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

32.1                           Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits are incorporated by reference to exhibits accompanying our Annual Report on Form 10-K for the year ended December 31, 2004.

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

NORTECH SYSTEMS INCORPORATED

March 8, 2007	By: /s/	Richard G. Wasielewski
Richard G. Wasielewski
Chief Financial Officer
and
Principal Accounting Officer

March 8, 2007	By: /s/	Michael J. Degen
Michael J. Degen
President, Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

March 8, 2007	/s/	Michael J. Degen
Michael J. Degen
President, Chief Executive
Officer and Director

March 8, 2007	/s/	Myron Kunin
Myron Kunin
Chairman and Director

March 8, 2007	/s/	Richard W. Perkins
Richard W. Perkins, Director

March 8, 2007	/s/	C. Trent Riley
C. Trent Riley, Director

March 8, 2007	/s/	Ken Larson
Ken Larson, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

10.2	Sixth Amendment to amended and restated Credit and Security Agreement, Amended and Restated Revolving Note between the Company and Wells Fargo Bank Minnesota National Association.

10.3	Seventh Amendment to amended and restated Credit and Security Agreement, Amended and Restated Revolving Note between the Company and Wells Fargo Bank Minnesota National Association.

23.1	Consent of McGladrey & Pullen, LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.