Form 10-Q
period 2007-03-31
NORTECH SYSTEMS INC
filed 2007-05-10
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of $.01 par value common stock outstanding at May 9, 2007 - 2,714,754

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

	MARCH 31	DECEMBER 31
	2007	2006
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$816,752	$725,891
Accounts Receivable, Less Allowance for Uncollectible Accounts of $238,000 and $220,000, respectively	16,988,253	14,493,339
Inventories:
Raw Materials	13,110,451	11,161,883
Work In Process	4,420,970	3,339,325
Finished Goods	2,397,852	2,770,670
Reserves	(1,368,931)	(1,295,656)

Total Inventories	18,560,342	15,976,222

Prepaid Expenses	486,239	492,177
Income Taxes Receivable	—	209,025
Deferred Income Tax Assets	948,000	856,000

Total Current Assets	37,799,586	32,752,654

Property and Equipment
Land	300,000	300,000
Building and Leasehold Improvements	6,106,344	6,063,385
Manufacturing Equipment	9,593,701	9,092,455
Office and Other Equipment	3,605,566	3,532,038
Construction in Progress	100,094	90,945

Total Property and Equipment	19,705,705	19,078,823

Accumulated Depreciation	(11,179,421)	(10,823,655)

Net Property and Equipment	8,526,284	8,255,168

Other Assets
Restricted Cash	427,500	427,500
Finite Life Intangibles	933,424	82,890
Goodwill	75,006	75,006
Deferred Income Tax Assets	272,000	277,000
Deposits	7,726	7,726

Total Other Assets	1,715,656	870,122

Total Assets	$48,041,526	$41,877,944

See Accompanying Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

	MARCH 31	DECEMBER 31
	2007	2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Bank Note Payable	$9,230,246	$4,694,027
Current Maturities of Long-Term Debt	1,014,519	1,524,743
Accounts Payable	10,908,528	10,018,263
Accrued Payroll and Commissions	2,230,249	3,094,092
Accrued Health and Dental Claims	325,000	325,000
Other Accrued Liabilities	529,907	385,251
Income Taxes Payable	39,780	—
Total Current Liabilities	24,278,229	20,041,376

Long-Term Liabilities
Long-Term Debt (Net of Current Maturities)	4,924,364	3,509,039
Other Long-Term Liabilities	28,352	25,670
Total Long-Term Liabilities	4,952,716	3,534,709

Total Liabilities	29,230,945	23,576,085

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized:
250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized:
2,714,754 and 2,674,729 Shares Issued and Outstanding at March 31, 2007 and December 31, 2006, respectively	27,148	26,747
Additional Paid-In Capital	14,908,427	14,644,901
Accumulated Other Comprehensive Loss	(33,278)	(23,179)
Retained Earnings	3,658,284	3,403,390

Total Shareholders’ Equity	18,810,581	18,301,859

Total Liabilities and Shareholders’ Equity	$48,041,526	$41,877,944

See Accompanying Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2007	2006

Net Sales	$27,994,462	$26,017,619

Cost of Goods Sold	24,357,115	22,858,868

Gross Profit	3,637,347	3,158,751

Operating Expenses:
Selling Expenses	1,194,362	1,120,651
General and Administrative Expenses	1,791,606	1,437,130
Total Operating Expenses	2,985,968	2,557,781

Income From Operations	651,379	600,970

Other Income (Expense)
Interest Income	7,553	333
Miscellaneous Income (Expense), net	(5,577)	5,063
Interest Expense	(227,461)	(175,418)
Total Other Expense	(225,485)	(170,022)

Income Before Income Taxes	425,894	430,948

Income Tax Expense	139,000	167,000

Net Income	$286,894	$263,948

Earnings Per Common Share:

Basic	$0.11	$0.10
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,675,069	2,618,197

Diluted	$0.11	$0.10
Weighted Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	2,713,847	2,684,924

See Accompanying Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
Cash Flows From Operating Activities
Net Income	$286,894	$263,948
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation	378,129	315,783
Amortization	31,913	98,490
Compensation on Restricted Stock and Stock Option Grants	63,753	9,636
Other	2,682	—
Deferred Taxes	(87,000)	(136,000)
Loss on Disposal of Assets	—	194
Foreign Currency Transaction (Gain)	(6,260)	(3,894)
Changes in Current Operating Items, net of effect of business acquisition:
Accounts Receivable	(516,657)	(1,909,292)
Inventories	(266,798)	(1,324,170)
Prepaid Expenses and Other Assets	94,216	(102,793)
Income Taxes Payable	217,085	13,685
Accounts Payable	72,791	823,282
Accrued Payroll and Commissions	(940,276)	(537,774)
Accrued Health and Dental Claims	—	98,664
Other Accrued Liabilities	144,656	50,066
Net Cash Used in Operating Activities	(524,872)	(2,340,175)

Cash Flows from Investing Activities:
Proceeds from Sale of Assets	—	125
Business Acquisition (Note 9)	(4,781,145)	—
Purchase of Property and Equipment	(243,999)	(626,402)
Net Cash Used in Investing Activities	(5,025,144)	(626,277)

Cash Flows from Financing Activities:
Net Change in Line of Credit	4,536,219	2,754,010
Proceeds from Long-Term Debt	1,668,195	—
Payments on Long-Term Debt	(763,094)	(308,119)
Issuance of Stock Upon Exercise of Options	200,173	—
Checks in Excess of Bank Balance	—	(215,000)
Net Cash Provided by Financing Activities	5,641,493	2,230,891

Effect of Exchange Rate Changes on Cash	(616)	(3,527)

Net Increase (Decrease) in Cash and Cash Equivalents	90,861	(739,088)
Cash and Cash Equivalents - Beginning	725,891	840,123
Cash and Cash Equivalents - Ending	$816,752	$101,035

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$218,532	$175,524
Cash paid during the period for income taxes	21,629	276,000

Supplemental schedule of noncash operating activity:
Cumulative effect of FIN 48 adoption	$32,000	$—
See Note 9 for non-cash transactions resulting from acquisition

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

Summary of Significant Accounting Policies

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

The accounting principles followed in the preparation of the condensed consolidated financial information contained on Form 10-Q are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2006, except as noted herein.

Cash and Cash Equivalents

For purposes of reporting cash flows, we consider cash equivalents to be short-term, highly liquid interest-bearing accounts readily convertible to cash.  The carrying amount approximates fair value.

Restricted Cash

As of March 31, 2007, restricted cash of $427,500 is to be used for the purchase of equipment and facility upgrades at our Blue Earth, Minnesota facility as required by the Industrial Revenue Bond agreement into which we entered on June 28, 2006 to purchase the Blue Earth, Minnesota facility, see Note 4.

Stock Based Compensation

We have two types of stock-based compensation awards consisting of restricted stock and stock options.  Following is a summary of the key terms and methods of valuation for our stock-based compensation awards.

Restricted Stock

On March 7, 2006, 28,500 shares of restricted common stock were granted to our management and directors.  This benefit was valued at the market price of the stock on the date of grant.  These awards vest over a three-year term and are expensed ratably over the same period.  Total compensation expense related to restricted stock included in the statements of income for the three months ended March 31, 2007 and 2006 was $17,475 and $3,679, respectively.  The following is the status of our restricted shares as of March 31, 2007, including changes during the three-months then ended:

	Restricted Shares	Weighted- Average Grant Date Fair Value

Outstanding - January 1, 2007	28,500	$7.44
Granted	—	—

Outstanding - March 31, 2007	28,500	$7.44

Exercisable on March 31, 2007	9,500	$7.44

As of March 31, 2007, there was approximately $122,000 of unrecognized compensation expense related to unvested restricted stock awards, which we expect to recognize over a weighted average period of 1.75 years.

Stock Options

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

Total compensation expense related to stock options included in our statements of income for the three months ended March 31, 2007 and 2006 was $46,278 and $5,957, respectively.  For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is based on historical data.

Following is the status of our stock option plan as of March 31, 2007, including changes during the three-month period then ended:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2007	391,500	$6.84
Granted	—	$—
Exercised	(40,000)	$5.00
Forfeited	—	$—
Outstanding – March 31, 2007	351,500	$7.05	$7.43	$403,840
Exercisable on March 31, 2007	235,500	$6.76	$6.50	$339,130

As of March 31, 2007, there was approximately $431,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted average period of 2.23 years.  For the three months ended March 31, 2007, there were no options that became vested.  SFAS 123R also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities.  Prior to the adoption of SFAS 123R, these tax benefits were reflected as a cash inflow from operations.

Segment Reporting Information

Our results of operations for the three months ending March 31, 2007 and 2006 represent a single segment referred to as Contract Manufacturing.  Export sales represent 4% and 5% of consolidated net sales for the three-month periods ended March 31, 2007 and 2006, respectively.

Long-lived assets by country are as follows:

	United States	Mexico	Total
March 31, 2007
Net Property and Equipment	$8,016,649	$509,635	$8,526,284
Other Assets	1,707,930	7,726	1,715,656

December 31, 2006
Net Property and Equipment	$7,700,481	$554,687	$8,255,168
Other Assets	862,396	7,726	870,122

Finite Life Intangible Assets

Finite life intangible assets at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Deferred Bond Issue Costs	15	$79,373	$3,969	$75,404
Estimated Intangibles from Acquisition (Note 9)	5	882,447	27,500	854,947
Other Intangibles	3	37,059	33,986	3,073
Totals		$998,879	$65,455	$933,424

	December 31, 2006
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Deferred Bond Issue Costs	15	$79,373	$2,649	$76,724
Non-Compete	4	1,526,384	1,526,384	—
Other Intangibles	3	37,059	30,893	6,166
Totals		$1,642,816	$1,559,926	$82,890

Amortization expense related to these assets is as follows:

Quarter ended March 31, 2007	$31,913
Quarter ended March 31, 2006	$98,490

Estimated future amortization expense related to these assets is as follows:

Remainder of 2007	$139,000
2008	182,000
2009	182,000
2010	182,000
2011	182,000
Thereafter	66,000
Total	$933,000

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

Two customers accounted for 10% or more of our net sales for the three-month periods ended March 31, 2007 and 2006.  G.E.’s Medical and Transportation Divisions together accounted for 19% and 14% of net sales for the three months ended March 31, 2007 and 2006, respectively.  Accounts receivable from G.E.’s Medical and Transportation Divisions represented 13% and 12% of total accounts receivable at both March 31, 2007 and 2006, respectively.  Additionally, Northrop Grumman Corp. accounted for 16% and 9% of net sales for the three-month periods ended March 31, 2007 and 2006, respectively.  Accounts receivable from Northrop Grumman Corp. at March 31, 2007 and 2006 represented 14% and 11% of total accounts receivable, respectively.

NOTE 4. LONG TERM DEBT

On June 28, 2006, we received $1.4 million in exchange for an industrial revenue bond with WFB, where the City of Blue Earth, Minnesota is issuer of the bond.  The bond, which matures on June 1, 2021, bears a variable interest rate.  With WFB, we entered into an interest rate swap agreement with a notional amount of $1.4 million to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011.  The fair value of the swap at March 31, 2007 was recorded as a long-term liability of $28,352.  The bond is payable in annual installments per the agreement with WFB.  Our first bond principal payment on June 1, 2007 will be $130,000.  The proceeds of the bond were used to purchase the facility in Blue Earth, Minnesota as well as facility upgrades and equipment to support the Blue Earth operations.

On February 2, 2007, in connection with the acquisition of Suntron’s Midwest Operations located in Garner, Iowa, we entered into a 7th amendment to our credit agreement with WFB, increasing our line of credit arrangement from $10 million to $15 million and extending the maturity date of the line of credit to April 30, 2009.   Additionally, the 7th amendment increased our real estate term note balance of $1,680,555 to $3,348,750 and extended the maturity date to May 31, 2012.  Per the 7th amendment, both the line of credit and real estate term note are subject to variations in LIBOR rates.  The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  On March 31, 2007, we had an outstanding balance of $9.2 million under the line of credit and unused availability of $5.0 million supported by the borrowing base level.  The line of credit is secured by substantially all of our assets.

NOTE 5. NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	For the Three-Months Ended March 31,
	2007	2006
Basic Earnings Per Common Share
Net income, as reported	$286,894	$263,948

Weighted average common shares outstanding	2,675,069	2,618,197

Basis earnings per common share	$0.11	$0.10

Diluted Earnings Per Common Share
Net income, as reported	$286,894	$263,948

Weighted average common shares outstanding	2,675,069	2,618,197
Effect of Stock options	33,328	45,635
Effect of Restricted stock	5,540	21,092
Weighted average common shares for diluted earnings per common share	2,713,847	2,684,924

Diluted earnings per common share	$0.11	$0.10

For the three-month periods ended March 31, 2007 and 2006, there were approximately 55,680 and 25,133 shares, respectively, which were not “in the money” and therefore were excluded from the computation of diluted earnings per share because to include them would be antidilutive.

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

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Net Income, as reported	$286,894	$263,948

Other Comprehensive Income (Loss):
Currency Translation Adjustment	(10,099)	(9,255)

Comprehensive Income	$276,795	$254,693

NOTE 8.  RECENTLY ISSUED ACCOUNTING STANDARDS

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, on January 1, 2007.  As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open.  As a result of the implementation of FIN 48, we recognized $32,000 in the liability for unrecognized income tax benefits, which is included in income taxes payable, and as a cumulative change to opening retained earnings as prescribed.

The $32,000 of unrecognized tax benefits as of January 1, 2007, includes unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate.  There have been no material changes in unrecognized tax benefits since January 1, 2007.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2003.  We are not currently under examination by any taxing jurisdiction.

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

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.  SFAS 159 allows organizations to measure and report the fair market value of many financial instruments and certain other items. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

NOTE 9.  ACQUISITION

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

The following table presents further information on the aforementioned business acquisition and the preliminary estimate of the allocation of the purchase price.  Because the acquisition was recently completed the estimated allocation of purchase is preliminary in nature.  The purchase agreement calls for a contingent earn-out of up to $600,000 if certain revenue levels of are achieved.  The earn-out adjustment, if earned would be settled on January 31, 2008.

Assets acquired and liabilities assumed:

Accounts receivable	$1,981,000
Inventories	2,317,000
Other current assets	89,000
Property, plant and equipment	412,000
Intangibles	882,000
Accounts payable assumed	(819,000)
Accrued compensation and other liabilities assumed	(81,000)
Cash consideration paid	$4,781,000

The finite life intangibles have been estimated to include non-competition agreements and a customer base which are being amortized over an estimated period of five years.

The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2006:

	Pro Forma	Pro Forma
	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Net Sales	$29,154,000	$29,277,000

Net Income	$263,000	$332,000

Basic earnings per common share	$0.10	$0.13

Diluted earnings per common share	$0.10	$0.12

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Wayzata, Minnesota based full-service Electronics Manufacturing Services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  Major markets served include industrial equipment and transportation, medical and military/defense. We have operating facilities in Baxter, Bemidji, Blue Earth, Fairmont and Merrifield, Minnesota, Garner, Iowa, Augusta, Wisconsin, and Monterrey, Mexico.

Summary:

For the quarter ended March 31, 2007, we reported net sales of $28.0 million, up 8% over the $26.0 million we reported in the same quarter of 2006.  Our sales increase was primarily attributed to our acquisition during the year.  The gross profit percentage was 13% and 12% for the first quarters of 2007 and 2006, respectively.  Income from operations for the first quarter of 2007 totaled $651,379, an increase of 8% above the $600,970 reported in the first quarter of 2006.  Net income for the first quarter of 2007 totaled $286,894, or $0.11 per diluted common share is up 9% compared to $263,948, or $0.10 per diluted common share, reported in the first quarter of 2006.

(1.)         Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006

Net Sales	100%	100%
Cost of Good Sold	87%	88%
Gross Profit	13%	12%

Selling Expenses	4%	4%
General and Administrative Expenses	7%	6%
Income from Operations	2%	2%

Other Expenses, Net	1%	1%
Income Tax Expense	0%	0%
Net Income	1%	1%

Net Sales:

We reported net sales of $28.0 million and $26.0 million for the first quarter ended March 31, 2007 and 2006, respectively, an 8% increase year over year.  The increase in net sales of $2.0 million is attributable to the acquisition of the Garner, Iowa Electronic Circuit Board Assemblies operation, while our other Electronic Circuit Board Assemblies, Cable and Wire and Aerospace Systems sales remained relatively flat to last year.  Our 90-day order backlog as of March 31, 2007 was approximately $26.7 million, compared to approximately $19.5 million at the beginning of the quarter. Iowa accounts for approximately $2.7 million or about 10% of the March 31, 2007 backlog and Iowa is not included in the $19.5 million beginning backlog due to the timing of the acquisition.

Gross Profit:

Our gross profit for the first quarter of 2007 was $3.6 million or 13% of net sales compared to gross profit of $3.2 million or 12% of net sales for the first quarter of 2006.  The gross profit improvement in dollars and percent to sales was positively impacted by mix.

Selling Expense:

We had selling expenses of $1.2 million or 4% of net sales for the first quarter of 2007 and  $1.1 million or 4% of net sales for the first quarter of 2006.  The selling expenses for the quarter were relatively flat as we spend at the rate of growth and continue to invest in sales infrastructure and expand marketing initiatives in order to maintain a high level of customer service and support.

General and Administrative Expense:

Our general and administrative expenses were $1.8 million or 7% of net sales for the first quarter of 2007 and $1.4 million or 6% of net sales reported for the first quarter of 2006. The increase of $0.4 million for the quarter was a result of $0.1 million for the support of our new Garner, Iowa facility, $0.2 million in personnel and related costs to support the business and $0.1 million due to increased compliance costs and share based compensation expenses higher than the prior year.

Other Expense:

Other expenses, net were $225,485 for the quarter ended March 31, 2007 compared to $170,022 for the first quarter of 2006.  The increase in interest expense for the quarter of $52,043 resulted from increased debt levels related to the acquisition above as well as the Blue Earth, Minnesota expansion that occurred in June 2006.  Higher interest rates have also impacted overall interest charges compared to prior year.  Interest income was impacted by $7,220 as the result of carrying the $427,500 of restricted cash.  The remaining miscellaneous expense increase from 2006 resulted from experiencing less favorable currency exchange rates.

Income Tax:

Income tax expense for the three months ended March 31, 2007 was $139,000, an effective tax rate of 33%, compared to an income tax expense of $167,000, an effective tax rate of 39% for the three months ended March 31, 2006.  The change in effective tax rates relates primarily to the recognition of our research and experimentation tax credits as well as the timing of other tax adjustments. The effective tax rate for 2007 is expected to be approximately 33% while the effective tax rate for 2006 was 30%.

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

The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line is secured by substantially all of our assets.  On March 31, 2007, we had an outstanding balance of $9.2 million under the line of credit and unused availability of $5.0 million supported by our borrowing base level.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

	March 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004

Current Ratio	1.56	1.63	1.60	1.65
(Current Assets / Current Liabilities)
Working Capital	$13,521,357	$12,711,278	$12,214,328	$11,749,991
(Current Assets – Current Liabilities)
Quick Ratio	0.73	0.76	0.75	0.77
(Cash + Accounts Receivable / Current Liabilities)
Accounts Receivable to Working Capital	1.16	1.14	1.14	1.03
(Average Accounts Receivable/ Working Capital)
Inventory to Working Capital	1.28	1.25	1.23	1.10
(Average Inventory/ Working Capital)

Our working capital of $13.5 million as of March 31, 2007 increased from $12.7 million at December 31, 2006.  The majority of our working capital changes were a direct result of the Garner, Iowa operation acquisition with increases in Inventory of $2.6 million, in Accounts Receivable of $2.5 million, in Accounts Payable of $0.9 million, and in current financing activities of $4.0 million that helped fund the transaction.  We continue to focus our efforts on lowering inventory levels and collecting accounts receivable within terms in order to improve our working capital position.

Net cash used in operating activities for the three months ended March 31, 2007 was $0.5 million, which is down from the $2.3 million of net cash used in operating activities for the three months ended March 31, 2006.  The cash flow from operations for the three months ended March 31, 2007 is the result of net income of $0.3 million, adjusted for noncash depreciation, amortization, loss on the disposal of assets, stock-based compensation expense, foreign currency transaction loss, and the change in deferred taxes, which combined totaled $0.4 million in net positive adjustments, less the net change in operating assets and liabilities of $1.2 million.  Increases in Accounts Receivable of $0.5 million, Inventories of $0.3 million and decreases in Accrued Payroll and Commissions due to year-end bonus payments account for the majority of net use of working capital cash in the first quarter of 2007.

Net cash used in investing activities of $5.0 million for the three months ended March 31, 2007 is primarily due to the acquisition of Garner, Iowa of $4.8 million as well as $0.2 million in property and equipment and is up from $0.6 million net cash used in investing activities for the three months ended March 31, 2006.  (See Note 10)

Net cash provided by financing activities for the three months ended March 31, 2007 was $5.6 million, consisting primarily of drawing on the line of credit by $4.5 million and proceeds from the $1.7 million equipment note, offset by principal payments on notes payable.

We believe that our future financing requirements can be met with funds generated from our operating activities and our operating line of credit.  Set forth below is information about our long-term contractual obligations outstanding as of March 31, 2007, excluding interest.  Refer to the Annual Report on Form 10-K for detailed information on our long-term contractual obligations and commitments.

	Payments Due by Period
	Remainder
	of 2007	2 - 3 Yrs	4 - 5 Yrs	Thereafter
Bank Note Payable	$9,230,246	$—	$—	$—
Notes and Bonds Payable	808,820	1,377,744	2,952,319	800,000
Operating Leases	289,182	375,251	60,368	—
Equipment Purchase Commitments	500,000	—	—	—
Total Contractual Obligations and Commitments	$10,828,248	$1,752,995	$3,012,687	$800,000

As result of the purchase of the Blue Earth facility on June 28, 2006, we are leasing 45,000 square feet of the building to the previous owner until September 2007 for approximately $17,000 per month.  Included in the equipment purchase commitments is $427,500 that will be used for the purchase of equipment for the Blue Earth facility as specified in the Industrial Revenue Bond Agreement.

From time to time we enter into purchase commitments with our suppliers under customer purchase order forms.  Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles.  At March 31, 2007, no such losses existed.

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

Deferred Income Tax Valuation:

At March 31, 2007 and December 31, 2006, we have recorded U.S. and state deferred tax assets pertaining to the recognition of future deductible temporary differences.  We have not provided any valuation allowance with respect to these assets, as we believe their realization is “more likely than not.”  This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable, as well as various tax, business and other planning strategies available to us.  We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required.  The failure to utilize this asset would adversely affect our results of operations and financial position.

Valuation of Long-Lived Assets Including Intangible Assets with Finite Lives:

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

Allocation of Purchase Price Paid for the Garner, Iowa Acquisition:

As a result of our Garner, Iowa acquisition, as described in Note 9 to the condensed consolidated financial statements, we were required to allocate the consideration paid for between tangible assets, identifiable intangible assets, and goodwill.  We engaged an independent valuation firm to assist in the determination of the fair values of the intangible assets.  The amount of the purchase price allocated to intangible assets is being determined by estimating the future cash flows of each asset and discounting the net cash flows back to their present values.  The discount rate being used in calculating the present value of the various intangibles is in accordance with accepted valuation methods.  Early estimates indicate that, to date, goodwill is minimal.  However, because the acquisition was recently completed, the estimated allocation of purchase price is preliminary in nature.

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

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our financial position as of March 31, 2007.  This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, changes in materials costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

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

ITEM 4. CONTROLS AND PROCEDURES

We evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Nortech Systems Incorporated and Subsidiary

Date: May 10, 2007	by	/s/ Michael J. Degen

Michael J. Degen
President and Chief
Executive Officer

Date: May 10, 2007	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer