Form 10-Q
period 2007-06-30
NORTECH SYSTEMS INC
filed 2007-08-10
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of $.01 par value common stock outstanding at August 10, 2007 - 2,714,812

(The remainder of this page was intentionally left blank.)

TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

	JUNE 30	DECEMBER 31
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$946,308	$725,891
Accounts Receivable, Less Allowance for Uncollectible Accounts of $238,000 and $220,000, respectively	16,804,900	14,493,339
Inventories:
Raw Materials	13,989,999	11,161,883
Work In Process	4,160,840	3,339,325
Finished Goods	2,855,297	2,770,670
Reserves	(1,624,088)	(1,295,656)

Total Inventories	19,382,048	15,976,222

Prepaid Expenses	362,694	492,177
Income Taxes Receivable	—	209,025
Deferred Income Tax Assets	1,092,000	856,000

Total Current Assets	38,587,950	32,752,654

Property and Equipment
Land	300,000	300,000
Building and Leasehold Improvements	6,120,696	6,063,385
Manufacturing Equipment	9,723,059	9,092,455
Office and Other Equipment	3,581,556	3,532,038
Construction in Progress	266,397	90,945

Total Property and Equipment	19,991,708	19,078,823

Accumulated Depreciation	(11,350,073)	(10,823,655)

Net Property and Equipment	8,641,635	8,255,168

Other Assets
Restricted Cash	427,500	427,500
Finite Life Intangibles	1,135,329	82,890
Goodwill	75,006	75,006
Deferred Income Tax Assets	288,000	277,000
Deposits	7,726	7,726

Total Other Assets	1,933,561	870,122

Total Assets	$49,163,146	$41,877,944

See Accompanying Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

	JUNE 30	DECEMBER 31
	2007	2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank Note Payable	$8,631,496	$4,694,027
Current Maturities of Long-Term Debt	970,449	1,524,743
Accounts Payable	11,537,851	10,018,263
Accrued Payroll and Commissions	3,112,256	3,094,092
Accrued Health and Dental Claims	343,000	325,000
Other Accrued Liabilities	598,321	385,251
Income Taxes Payable	116,226	—
Total Current Liabilities	25,309,599	20,041,376

Long-Term Liabilities
Long-Term Debt (Net of Current Maturities)	4,586,244	3,509,039
Other Long-Term Liabilities	14,386	25,670
Total Long-Term Liabilities	4,600,630	3,534,709

Total Liabilities	29,910,229	23,576,085

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,714,754 and 2,674,729 Shares Issued and Outstanding at June 30, 2007 and December 31, 2006, respectively	27,148	26,747
Additional Paid-In Capital	14,972,180	14,644,901
Accumulated Other Comprehensive Loss	(22,195)	(23,179)
Retained Earnings	4,025,784	3,403,390

Total Shareholders’ Equity	19,252,917	18,301,859

Total Liabilities and Shareholders’ Equity	$49,163,146	$41,877,944

See Accompanying Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

JUNE 30, 2007 AND 2006

(UNAUDITED)

	THREE MONTHS ENDED
	JUNE 30
	2007	2006

Net Sales	$31,136,314	$26,173,559

Cost of Goods Sold	26,883,177	22,759,919

Gross Profit	4,253,137	3,413,640

Operating Expenses:
Selling Expenses	1,375,314	1,127,525
General and Administrative Expenses	2,037,669	1,658,616
Total Operating Expenses	3,412,983	2,786,141

Income From Operations	840,154	627,499

Other Income (Expense)
Interest Income	6,162	669
Miscellaneous Income (Expense), net	(33,590)	9,283
Interest Expense	(260,226)	(190,786)
Total Other Expense	(287,654)	(180,834)

Income Before Income Taxes	552,500	446,665

Income Tax Expense	185,000	138,000

Net Income	$367,500	$308,665

Earnings Per Common Share:

Basic	$0.14	$0.12
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,695,754	2,619,281

Diluted	$0.13	$0.11
Weighted Average Number of Common Shares Outstanding Plus Effect of Dilutive Common Stock Options	2,735,654	2,682,244

See Accompanying Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

JUNE 30, 2007 AND 2006

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2007	2006

Net Sales	$59,130,776	$52,191,178

Cost of Goods Sold	51,240,292	45,618,787

Gross Profit	7,890,484	6,572,391

Operating Expenses:
Selling Expenses	2,569,676	2,248,176
General and Administrative Expenses	3,829,275	3,095,746
Total Operating Expenses	6,398,951	5,343,922

Income From Operations	1,491,533	1,228,469

Other Income (Expense)
Interest Income	13,715	1,002
Miscellaneous Income (Expense), net	(39,167)	14,346
Interest Expense	(487,687)	(366,204)
Total Other Expense	(513,139)	(350,856)

Income Before Income Taxes	978,394	877,613

Income Tax Expense	324,000	305,000

Net Income	$654,394	$572,613

Earnings Per Common Share:

Basic	$0.24	$0.22
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,685,469	2,618,742

Diluted	$0.24	$0.21
Weighted Average Number of Common Shares Outstanding Plus Effect of Dilutive Common Stock Options	2,724,808	2,683,587

See Accompanying Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

JUNE 30, 2007 AND 2006

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2007	2006
Cash Flows From Operating Activities
Net Income	$654,394	$572,613
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	772,007	662,953
Amortization	91,159	196,964
Compensation on Restricted Stock and Stock Option Grants	127,506	66,207
Other	(11,284)	—
Deferred Taxes	(247,000)	(264,000)
Loss on Disposal of Assets	10,492	867
Foreign Currency Transaction Loss (Gain)	1,188	(6,210)
Changes in Current Operating Items, net of effect of business acquisition:
Accounts Receivable	(327,902)	314,227
Inventories	(1,123,100)	(1,304,787)
Prepaid Expenses and Other Assets	217,883	39,127
Income Taxes Payable	293,017	(204,017)
Accounts Payable	700,741	(130,674)
Accrued Payroll and Commissions	(64,880)	255,826
Accrued Health and Dental Claims	18,000	128,896
Other Accrued Liabilities	12,632	(95,088)
Net Cash Provided by Operating Activities	1,124,853	232,904

Cash Flows from Investing Activities:
Proceeds from Sale of Assets	1,161	275
Business Acquisition (Note 9)	(4,807,699)	—
Restricted Cash	—	(427,500)
Purchase of Property and Equipment	(758,607)	(2,421,637)
Net Cash Used in Investing Activities	(5,565,145)	(2,848,862)

Cash Flows from Financing Activities:
Net Change in Line of Credit	3,937,469	1,875,750
Proceeds from Long-Term Debt	1,668,195	2,540,926
Payments of Long-Term Debt	(1,145,284)	(751,394)
Issuance of Stock Upon Exercise of Options	200,173	8,228
Checks in Excess of Bank Balance	—	(1,200,000)
Net Cash Provided by Financing Activities	4,660,553	2,473,510

Effect of Exchange Rate Changes on Cash	156	(1,562)
Net Increase (Decrease) in Cash and Cash Equivalents	220,417	(144,010)
Cash and Cash Equivalents - Beginning	725,891	840,123
Cash and Cash Equivalents - Ending	$946,308	$696,113

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$493,533	$363,153
Cash paid during the period for income taxes	282,929	771,000

Supplemental schedule of noncash operating activity:
Cumulative effect of FIN 48 adoption	$32,000	$—

Supplemental schedule of noncash investing activity:
Accrual for estimated earnout payment on business acquisition	$200,000	$—

Supplemental schedule of noncash financing activity:
Issuance of Common Stock on a restricted basis	$—	$212,040

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

The accounting principles followed in the preparation of the condensed consolidated financial information contained on Form 10-Q are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2006, some of which have been included herein.

Cash and Cash Equivalents

For purposes of reporting cash flows, we consider cash equivalents to be short-term, highly liquid interest-bearing accounts readily convertible to cash.  The carrying amount approximates fair value.

Restricted Cash

As of both June 30, 2007 and December 31, 2006, restricted cash of $427,500 is to be used for the purchase of equipment and facility upgrades at our Blue Earth, Minnesota facility as required by the Industrial Revenue Bond agreement into which we entered on June 28, 2006 to purchase the Blue Earth, Minnesota facility, see Note 4.

Stock Based Compensation

We have two types of stock-based compensation awards consisting of restricted stock and stock options.  Following is a summary of the key terms and methods of valuation for our stock-based compensation awards.

Restricted Stock

On March 7, 2006, 28,500 shares of restricted common stock were granted to our management and directors.  This benefit was valued at the market price of the stock on the date of grant.  These awards vest over a three-year term and are expensed ratably over the same period.  We recorded compensation expense of $17,475 and $22,075 for the three months ended June 30, 2007 and 2006, respectively.  Total compensation expense related to restricted stock included in the statements of income for the six months ended June 30, 2007 and 2006 was $34,950 and $25,754, respectively.  The following is the status of our restricted shares as of June 30, 2007, including changes during the six months then ended:

	Restricted Shares	Weighted- Average Grant Date Fair Value

Outstanding - January 1, 2007	28,500	$7.44
Granted	—	—

Outstanding - June 30, 2007	28,500	$7.44

Exercisable on June 30, 2007	9,500	$7.44

As of June 30, 2007 and 2006, there was approximately $105,000 and $186,000 of unrecognized compensation expense related to unvested restricted stock awards being recognized over a weighted average period of 1.50 years and 2.50 years, respectively.

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

Total compensation expense related to stock options included in our statements of income for the three months ended June 30, 2007 and 2006 were $46,278 and $32,276, respectively.  Total compensation expense related to stock options included in our statements of income for the six months ended June 30, 2007 and 2006 was $92,556 and $40,453, respectively.  For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is based on historical data.

Following is the status of our stock option plan as of June 30, 2007, including changes during the six-month period then ended:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2007	391,500	$6.84
Granted	—	$—
Exercised	(40,000)	$5.00
Forfeited	(2,000)	$8.00
Outstanding – June 30, 2007	349,500	$7.05	$7.19	$196,750
Exercisable on June 30, 2007	233,500	$6.75	$6.25	$196,750

As of June 30, 2007 and 2006, there was approximately $384,000 and $275,000, respectively, of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted average period of 1.98 years and 2.50 years, respectively.  For the six months ended June 30, 2007, there were no options that became vested.

 Segment Reporting Information

Our results of operations for the three months and six months ended June 30, 2007 and 2006 represent a single segment referred to as Contract Manufacturing.  Export sales represented 1% and 2% of consolidated net sales for the three-month and six-month periods ended June 30, 2007, respectively.  Export sales represented 5% of consolidated net sales for the three-month and six-month periods ended June 30, 2006.

Long-lived assets by country are as follows:

	United States	Mexico	Total
June 30, 2007
Net Property and Equipment	$8,126,352	$515,283	$8,641,635
Other Assets	1,925,835	7,726	1,933,561

December 31, 2006
Net Property and Equipment	$7,700,481	$554,687	$8,255,168
Other Assets	862,396	7,726	870,122

Finite Life Intangible Assets

Finite life intangible assets at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007
	Estimated	Gross
	Lives	Carryin[g]	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Deferred Bond Issue Costs	15	$79,373	$5,291	$74,082
Preliminary Estimated Intangible
Value from Acquisition (Note 9)	5	1,143,597	82,350	1,061,247
Other Intangibles	3	37,059	37,059	—
Totals		$1,260,029	$124,700	$1,135,329

	December 31, 2006
	Estimated	Gross
	Lives	Carryin[g]	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Deferred Bond Issue Costs	15	$79,373	$2,649	$76,724
Non-Compete	4	1,526,384	1,526,384	—
Other Intangibles	3	37,059	30,893	6,166
Totals		$1,642,816	$1,559,926	$82,890

Amortization expense related to these assets is as follows:

Quarter ended June 30, 2007	$59,246
Quarter ended June 30, 2006	$98,474
Six months ended June 30, 2007	$91,159
Six months ended June 30, 2006	$196,964

Estimated future amortization expense related to these assets is as follows:

Remainder of 2007	$117,000
2008	234,000
2009	234,000
2010	234,000
2011	234,000
Thereafter	82,000
Total	$1,135,000

As discussed in Note 9, the estimated future amortization expense presented above may change once the final purchase price allocation of the acquisition is completed.

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

Two customers accounted for 10% or more of our net sales for the three-month and six-month periods ended June 30, 2007 and 2006.  For the three-month and six-month periods ended June 30, 2007 and 2006, G.E.’s Medical and Transportation Divisions together accounted for 18% and 14% of net sales respectively.  Accounts receivable from G.E.’s Medical and Transportation Divisions at June 30, 2007 and 2006, represented 12% and 13% of total accounts receivable, respectively.  Additionally, Northrop Grumman Corp. accounted for 14% and 15% of net sales for the three-month periods ended June 30, 2007 and 2006, respectively.  For the six-month periods ended June 30, 2007 and 2006, Northrop Grumman Corp. accounted for 14% and 12% of net sales, respectively.  Accounts receivable from Northrop Grumman Corp. at June 30, 2007 and 2006 represented 11% and 16% of total accounts receivable, respectively.

NOTE 4. LONG TERM DEBT

On June 28, 2006, we received $1,440,000 million in exchange for an industrial revenue bond with our trustee, Wells Fargo Bank (WFB), where the City of Blue Earth, Minnesota is issuer of the bond.  The bond, which matures on June 1, 2021, bears a variable interest rate.  In connection with the bond, we have a standby letter of credit of $1,458,000 with WFB of which none has been drawn upon.  The bond agreement contains certain covenants, which, among other things, require us to furnish reports, records, etc. upon request of the trustee and/or issuer as described in the agreement.  With WFB, we entered into an interest rate swap agreement with a notional amount of $1,440,000 million to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011.  The fair value of the swap at June 30, 2007 was recorded as a long-term liability of $14,386.  The bond is payable in annual installments per the agreement with WFB.  Our first bond principal payment on June 1, 2007 was $130,000.  The proceeds of the bond were used to purchase the facility in Blue Earth, Minnesota as well as facility upgrades and equipment to support the Blue Earth operations.

On February 2, 2007, in connection with the acquisition of Suntron’s Midwest Operations located in Garner, Iowa, we entered into a 7th amendment to our credit agreement with WFB, increasing our line of credit arrangement from $10 million to $15 million and extending the maturity date of the line of credit to April 30, 2009.   Additionally, the 7th amendment increased our real estate term note balance of $1,680,555 to $3,348,750 and extended the maturity date to May 31, 2012.  Per the 7th amendment, both the line of credit and real estate term note are subject to variations in LIBOR rates.  The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  On June 30, 2007, we had an outstanding balance of $8.6 million under the line of credit and unused availability of $6.0 million supported by the borrowing base level.  The line of credit is secured by substantially all of our assets.

NOTE 5. NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic Earnings Per Common Share
Net income, as reported	$367,500	$308,665	$654.394	$572,613

Weighted average common shares outstanding	2,695,754	2,619,281	2,685,469	2,618,742

Basis earnings per common share	$0.14	$0.12	$0.24	$0.22

Diluted Earnings Per Common Share
Net income, as reported	$367,500	$308,665	$654,394	$572,613

Weighted average common shares outstanding	2,695,754	2,619,281	2,685,469	2,618,742
Effect of Stock options	34,209	58,895	33,769	52,265
Effect of Restricted stock	5,691	4,068	5,570	12,580
Weighted average common shares for diluted earnings per common share	2,735,654	2,682,244	2,724,808	2,683,587

Diluted earnings per common share	$0.13	$0.11	$0.24	$0.21

For the six-month periods ended June 30, 2007 and 2006, 51,373 and 26,159 shares, respectively, were excluded from the computation of diluted earnings per share because to include them would be antidilutive.

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

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net Income, as reported	$367,500	$308,665	$654,394	$572,613

Other Comprehensive Income (Loss):
Currency Translation Adjustment	11,083	(10,746)	984	(20,001)

Comprehensive Income	$378,583	$297,919	$655,378	$552,612

NOTE 8.  RECENTLY ISSUED ACCOUNTING STANDARDS

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, on January 1, 2007.  As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open.  As a result of the implementation of FIN 48, we recognized $32,000 in the liability for unrecognized income tax benefits, which is included in income taxes payable, as a cumulative change to opening retained earnings as prescribed.  We have also recorded an additional $5,000 of income taxes payable and expense for unrecognized 2007 income tax benefits.

The $32,000 of unrecognized tax benefits as of January 1, 2007 and the additional $5,000 as of June 30, 2007, includes unrecognized tax benefits, which, if ultimately recognized, will reduce our annual effective tax rate.

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

The following table presents further information on the aforementioned business acquisition and the preliminary estimate of the allocation of the purchase price.  Because the acquisition was recently completed the estimated allocation of purchase is preliminary in nature.  The purchase agreement calls for a contingent earn-out of up to $600,000 if certain revenue levels are achieved.  Based on our review of both actual and projected revenue levels of the acquired business, we believe it is probable that $200,000 of the possible earn-out payment will be earned. Accordingly, at June 30, 2007, such amount has been recorded in other accrued liabilities and accounted for as additional consideration. At the conclusion of the earn-out period on December 31, 2007, we will reassess this contingency and adjust the accrued earn-out accordingly.

Assets acquired and liabilities assumed:

Accounts receivable	$1,981,000
Inventories	2,283,000
Other current assets	88,000
Property, plant and equipment	412,000
Finite lived intangibles	944,000
Accounts payable assumed	(819,000)
Accrued compensation and
other liabilities assumed	(81,000)
Cash consideration paid	4,808,000
Accrual for estimated earnout payment	200,000
Net assets acquired and liabilities assumed	$5,008,000

The finite life intangibles have been estimated to include non-competition agreements and a customer base, which are being amortized over an estimated life of five years.

The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2006:

	Pro Forma		Pro Forma
	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)		(unaudited)
Net Sales	$31,136,000	$29,584,000	$60,289,000	$58,861,000

Net Income	$368,000	$399,000	$631,000	$732,000

Basic earnings per common share	$0.14	$0.15	$0.23	$0.28

Diluted earnings per common share	$0.13	$0.15	$0.23	$0.27

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

Summary:

For the quarter ended June 30, 2007, we reported net sales of $31.1 million, up 19% over the $26.2 million we reported in the same quarter of 2006.  For the six months ended June 30, 2007, we reported net sales of $59.1 million, up 13% over the $52.2 million we reported for the first six months of 2006.  Our sales increase was primarily attributed to our acquisition during the year, with the new Garner, Iowa facility accounting for $6.1 million of the increase in the first six months.  The gross profit percentage was 14% and 13% for the second quarters of 2007 and 2006, respectively.  For the first six months of 2007 and 2006, the gross profit percentage was 13%.  Income from operations for the second quarter of 2007 totaled $840,154, an increase of 34% above the $627,499 reported in the second quarter of 2006.  Income from operations for the first six months of 2007 totaled $1,491,533, an increase of 21% above the $1,228,469 reported in the first six months of 2006.  Net income for the second quarter of 2007 totaled $367,500, or $0.13 per diluted common share, is up 19% compared to $308,665, or $0.11 per diluted common share, reported in the second quarter of 2006.  Net income for the first six months of 2007 totaled $654,394, or $0.24 per diluted common share, and was above the $572,613, or $0.21 per diluted common share, reported in the first six months of 2006.

(1.)         Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Sales	100%	100%	100%	100%
Cost of Good Sold	86%	87%	87%	87%
Gross Profit	14%	13%	13%	13%

Selling Expenses	4%	5%	4%	4%
General and Administrative Expenses	7%	6%	6%	6%
Income from Operations	3%	2%	3%	3%

Other Expenses, Net	1%	1%	1%	1%
Income Tax Expense	1%	0%	1%	1%
Net Income	1%	1%	1%	1%

Net Sales:

We reported net sales of $31.1 million and $26.2 million for the second quarter ended June 30, 2007 and 2006, respectively, a 19% increase year over year.  The increase in net sales of $4.9 million for the second quarter is attributable to the acquisition of the Garner, Iowa Electronic Circuit Board Assemblies facility accounting for $4.1 million of the increase, our Merrifield, Minnesota Electronic Circuit Board Assemblies facility accounting for $0.8 million of the increase, and our Aerospace Systems sales was up $0.3 million and these increases were offset by a slight decline in our Cable and Wire sales of $0.3 million.  We reported net sales of $59.1 million and $52.2 million for the six months ended June 30, 2007 and 2006, respectively.  The increase in net sales of $6.9 million for the first six months is due to the acquisition of the Garner, Iowa Electronic Circuit Board Assemblies facility of $6.1 million and our Merrifield, Minnesota Electronic Circuit Board Assemblies facility of $1.1 million, while our Cable and Wire, and Aerospace Systems sales remained relatively flat to last year.  Our 90-day order backlog as of June 30, 2007 was approximately $22.6 million, compared to approximately $26.7 million at the beginning of the quarter. Our Garner, Iowa facility accounts for approximately $2.7 million of the backlog at both the end and the beginning of the quarter or about 12% and 10% of the backlog, respectively.

Gross Profit:

Our gross profit for the second quarter of 2007 was $4.3 million or 14% of net sales compared to gross profit of $3.4 million or 13% of net sales for the second quarter of 2006. A favorable mix of product and manufacturing cost improvements account for the gross profit percentage improvement. Our gross profit for the first six months of 2007 was $7.9 million compared to gross profit of $6.6 million for the first six months of 2006, both representing 13% of net sales.

Selling Expense:

We had selling expenses of $1.4 million or 4% of net sales for the second quarter of 2007 compared to $1.1 million or 5% of net sales for the second quarter of 2006.  For the first six months ended June 30, 2007 and 2006, we had selling expenses of $2.6 million and $2.2 million, respectively, representing 4% of net sales.  The selling expenses for the quarter and first six months were relatively flat as we spend at the rate of growth and continue to invest in sales infrastructure and expand marketing initiatives in order to maintain a high level of customer service and support.

General and Administrative Expense:

Our general and administrative expenses were $2.0 million or 7% of net sales for the second quarter of 2007 and $1.7 million or 6% of net sales reported for the second quarter of 2006. The increase in general and administrative expenses for the quarter of $0.3 million was a result of $0.2 million for the support of our new Garner, Iowa facility and $0.1 million in personnel and related costs to support the business.  For the first six months ended June 30, 2007 and 2006, we had general and administrative expenses of $ 3.8 million and $3.1 million, respectively, representing 6% of net sales.  The increase in general and administrative expenses for the first six months of $0.7 million was a result of $0.3 million for the support of our new Garner, Iowa facility, $0.3 million in personnel and related costs to support the business and $0.1 million due to increased compliance costs and higher share based compensation expenses over the prior year.

Other Expense:

Other expenses, net were $287,654 for the quarter ended June 30, 2007 compared to $180,834 for the second quarter of 2006.  Other expenses, net were $513,139 for the six months ended June 30, 2007 compared to $350,856 for the first six months of 2006.  The increase in interest expense for the quarter and the first six months of $69,440 and $121,483 resulted from increased debt levels related to the acquisition above as well as the Blue Earth, Minnesota expansion that occurred in June 2006.  Higher interest rates have also impacted overall interest charges compared to prior year.  For the quarter and the first six months, interest income was positively impacted by $5,493 and $12,713, respectively, as the result of carrying the $427,500 of restricted cash related to the Blue Earth, Minnesota expansion.  The remaining miscellaneous expense increase from 2006 resulted from experiencing less favorable currency exchange rates.

Income Tax:

Income tax expense for the three months ended June 30, 2007 was $185,000, compared to an income tax expense of $138,000 for the three months ended June 30, 2006.  Income tax expense for the six months ended June 30, 2007 was $324,000 compared to an income tax expense of $305,000 for the six months ended June 30, 2006.  The effective tax rate for 2007 is expected to approximate 33%, and the effective rate for 2006 was 30% due to the recognition of tax credits and other tax adjustments that occurred during 2006.

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

The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line is secured by substantially all of our assets.  On June 30, 2007, we had an outstanding balance of $8.6 million under the line of credit and unused availability of $6.0 million supported by our borrowing base level.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

	June 30,	December 31,	December 31,	December 31,
	2007	2006	2005	2004

Current Ratio (Current Assets / Current Liabilities)	1.52	1.63	1.60	1.65
Working Capital (Current Assets – Current Liabilities)	$13,278,351	$12,711,278	$12,214,328	$11,749,991
Quick Ratio (Cash + Accounts Receivable / Current Liabilities)	0.70	0.76	0.75	0.77
Accounts Receivable to Working Capital (Average Accounts Receivable/ Working Capital)	1.18	1.14	1.14	1.03
Inventory to Working Capital (Average Inventory/ Working Capital)	1.33	1.25	1.23	1.10

Our working capital of $13.3 million as of June 30, 2007 increased from $12.7 million at December 31, 2006.  The majority of our working capital changes were a direct result of $4.7 million of working capital generated from our new the Garner, Iowa operation. This increase was offset primarily due to $3.4 million in current financing activities to help fund the transaction, along with $0.7 million in other changes to working capital.  We continue to focus our efforts on lowering inventory levels and collecting accounts receivable within terms in order to improve our working capital position.

Net cash provided by operating activities for the six months ended June 30, 2007 was $1.1 million, which is up from the $0.2 million of net cash provided by operating activities for the six months ended June 30, 2006.  The cash flow from operations for the six months ended June 30, 2007 is the result of net income of $0.7 million, adjusted for noncash depreciation, amortization, loss on the disposal of assets, stock-based compensation expense, foreign currency transaction loss, and the change in deferred taxes, which combined totaled $0.7 million in net positive adjustments, less the net change in operating assets and liabilities of $0.3 million.  Increases in Accounts Receivable of $0.3 million, Inventories of $1.1 million offset by increases in Accounts Payable of $0.7 million account for the majority of net use of working capital cash in the first six months of 2007.

Net cash used in investing activities of $5.6 million for the six months ended June 30, 2007 is primarily due to the acquisition of Garner, Iowa of $4.8 million (See Note 9) as well as $0.8 million in property and equipment and is up from $2.8 million net cash used in investing activities for the six months ended June 30, 2006, where the majority of the use was for purchase of the Blue Earth, Minnesota facility.  (See Note 9)

Net cash provided by financing activities for the six months ended June 30, 2007 was $4.7 million, consisting primarily of drawing on the line of credit by $3.9 million and proceeds from the $1.7 million equipment note, offset by principal payments on notes payable.

We believe that our future financing requirements can be met with funds generated from our operating activities and our operating line of credit.  Set forth below is information about our long-term contractual obligations outstanding as of June 30, 2007, excluding interest.  Refer to the Annual Report on Form 10-K for detailed information on our long-term contractual obligations and commitments.

	Payments Due by Period
	Remainder of 2007	2 - 3 Yrs	4 - 5 Yrs	Thereafter
Bank Note Payable	$8,631,496	$—	$—	$—
Notes and Bonds Payable	431,817	1,372,557	2,952,319	800,000
Operating Leases	175,193	375,251	60,368	—
Equipment Purchase Commitments	550,000	—	—	—
Total Contractual Obligations and Commitments	$9,788,506	$1,747,808	$3,012,687	$800,000

As result of the purchase of the Blue Earth facility on June 28, 2006, we are leasing 45,000 square feet of the building to the previous owner until September 2007 for approximately $17,000 per month.  Included in the equipment purchase commitments is $427,500 that will be used for the purchase of equipment for the Blue Earth facility as specified in the Industrial Revenue Bond Agreement.

From time to time we enter into purchase commitments with our suppliers under customer purchase order forms.  Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles.  At June 30, 2007, no such losses existed.

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

Deferred Income Tax Valuation:

At June 30, 2007 and December 31, 2006, we have recorded U.S. and state deferred tax assets pertaining to the recognition of future deductible temporary differences.  We have not provided any valuation allowance with respect to these assets, as we believe their realization is “more likely than not.”  This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable, as well as various tax, business and other planning strategies available to us.  We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required.  The failure to utilize this asset would adversely affect our results of operations and financial position.

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

Allocation of Purchase Price Paid for the Garner, Iowa Acquisition:

As a result of our Garner, Iowa acquisition, as described in Note 9 to the condensed notes to the consolidated financial statements, we were required to allocate the consideration paid between tangible assets, identifiable intangible assets, and goodwill.  We engaged an independent valuation firm to assist in the determination of the fair values of the intangible assets.  The amount of the purchase price allocated to intangible assets is being determined by estimating the future cash flows of each asset and discounting the net cash flows back to their present values.  The discount rate being used in calculating the present value of the various intangibles is in accordance with accepted valuation methods.  Preliminary estimates indicate that there is no goodwill.  However, because the acquisition was recently completed the estimated allocation of purchase price is preliminary in nature.

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

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our financial position as of June 30, 2007 and results of operations for the three-month and six-month periods ended.  This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, changes in materials costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

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

ITEM 4. CONTROLS AND PROCEDURES

We evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Nortech Systems Incorporated and Subsidiary

Date: August 10, 2007	by	/s/ Michael J. Degen

Michael J. Degen
President and Chief
Executive Officer

Date: August 10, 2007	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer