Form 10-Q
period 2007-09-30
NORTECH SYSTEMS INC
filed 2007-11-02
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of $.01 par value common stock outstanding at November 2, 2007 - 2,714,842

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$531,511	$725,891
Accounts Receivable, Less Allowance for Uncollectible Accounts of $283,000 and $220,000, respectively	19,115,788	14,493,339
Inventories:
Raw Materials	14,108,842	11,161,883
Work In Process	4,061,474	3,339,325
Finished Goods	2,572,792	2,770,670
Reserves	(1,548,328)	(1,295,656)

Total Inventories	19,194,780	15,976,222

Prepaid Expenses	482,468	492,177
Income Taxes Receivable	24,429	209,025
Deferred Income Tax Assets	993,000	856,000

Total Current Assets	40,341,976	32,752,654

Property and Equipment
Land	300,000	300,000
Building and Leasehold Improvements	6,368,477	6,063,385
Manufacturing Equipment	9,852,234	9,092,455
Office and Other Equipment	3,593,667	3,532,038
Construction in Progress	103,229	90,945

Total Property and Equipment	20,217,607	19,078,823

Accumulated Depreciation	(11,378,588)	(10,823,655)

Net Property and Equipment	8,839,019	8,255,168

Other Assets
Restricted Cash	427,500	427,500
Finite Life Intangibles	681,322	82,890
Goodwill	75,006	75,006
Deferred Income Tax Assets	331,000	277,000
Deposits	7,726	7,726

Total Other Assets	1,522,554	870,122

Total Assets	$50,703,549	$41,877,944

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank Note Payable	$11,589,873	$4,694,027
Current Maturities of Long-Term Debt	938,245	1,524,743
Accounts Payable	10,015,831	10,018,263
Accrued Payroll and Commissions	2,793,904	3,094,092
Accrued Health and Dental Claims	380,000	325,000
Other Accrued Liabilities	834,485	385,251
Total Current Liabilities	26,552,338	20,041,376

Long-Term Liabilities
Long-Term Debt (Net of Current Maturities)	4,390,166	3,509,039
Other Long-Term Liabilities	29,449	25,670
Total Long-Term Liabilities	4,419,615	3,534,709

Total Liabilities	30,971,953	23,576,085

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,714,842 and 2,674,729 Shares Issued and Outstanding at September 30, 2007 and December 31, 2006, respectively	27,148	26,747
Additional Paid-In Capital	15,036,560	14,644,901
Accumulated Other Comprehensive Loss	(28,402)	(23,179)
Retained Earnings	4,446,290	3,403,390

Total Shareholders’ Equity	19,731,596	18,301,859

Total Liabilities and Shareholders’ Equity	$50,703,549	$41,877,944

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended September 30,
	2007	2006

Net Sales	$29,637,261	$25,288,095

Cost of Goods Sold	25,582,973	22,330,692

Gross Profit	4,054,288	2,957,403

Operating Expenses:
Selling Expenses	1,112,412	1,199,752
General and Administrative Expenses	1,910,306	1,103,465
Total Operating Expenses	3,022,718	2,303,217

Income From Operations	1,031,570	654,186

Other Income (Expense)
Interest Income	4,986	4,886
Miscellaneous Income (Expense), net	(12,275)	61,707
Interest Expense	(331,775)	(251,192)
Total Other Expense	(339,064)	(184,599)

Income Before Income Taxes	692,506	469,587

Income Tax Expense	272,000	165,000

Net Income	$420,506	$304,587

Earnings Per Common Share:

Basic	$0.16	$0.12
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,695,815	2,630,403

Diluted	$0.15	$0.12
Weighted Average Number of Common Shares Outstanding Plus Effect of Dilutive Common Stock Options	2,729,979	2,672,091

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

Net Sales	$88,768,037	$77,479,273

Cost of Goods Sold	76,823,265	67,949,479

Gross Profit	11,944,772	9,529,794

Operating Expenses:
Selling Expenses	3,682,088	3,447,928
General and Administrative Expenses	5,739,581	4,199,211
Total Operating Expenses	9,421,669	7,647,139

Income From Operations	2,523,103	1,882,655

Other Income (Expense)
Interest Income	18,701	5,888
Miscellaneous Income (Expense), net	(51,442)	76,053
Interest Expense	(819,462)	(617,396)
Total Other Expense	(852,203)	(535,455)

Income Before Income Taxes	1,670,900	1,347,200

Income Tax Expense	596,000	470,000

Net Income	$1,074,900	$877,200

Earnings Per Common Share:

Basic	$0.40	$0.33
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,688,955	2,622,672

Diluted	$0.39	$0.33
Weighted Average Number of Common Shares Outstanding Plus Effect of Dilutive Common Stock Options	2,726,560	2,679,797

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net Income	$1,074,900	$877,200
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation	1,220,429	1,032,251
Amortization	135,417	201,377
Compensation on Restricted Stock and Stock Option Grants	191,259	120,558
Other	3,779	27,295
Deferred Taxes	(191,000)	(117,000)
Loss on Disposal of Assets	10,497	867
Foreign Currency Transaction Gain	(2,942)	—
Changes in Current Operating Items, net of effect of business acquisition:
Accounts Receivable	(2,642,749)	(1,659,777)
Inventories	(935,832)	(1,773,605)
Prepaid Expenses and Other Assets	98,055	(184,071)
Income Taxes Payable	152,777	(511,101)
Accounts Payable	(820,504)	1,257,782
Accrued Payroll and Commissions	(378,769)	41,364
Accrued Health and Dental Claims	55,000	128,896
Other Accrued Liabilities	249,032	(111,740)
Net Cash Used in Operating Activities	(1,780,651)	(669,704)

Cash Flows from Investing Activities:
Proceeds from Sale of Assets	1,161	275
Business Acquisition (Note 9)	(4,807,699)	—
Restricted Cash	—	(427,500)
Purchase of Property and Equipment	(998,310)	(2,813,695)
Net Cash Used in Investing Activities	(5,804,848)	(3,240,920)

Cash Flows from Financing Activities:
Net Change in Line of Credit	6,895,846	2,948,196
Proceeds from Long-Term Debt	1,668,195	2,540,926
Payments on Long-Term Debt	(1,373,566)	(1,061,457)
Payments for Bond Issue Costs	—	(79,373)
Proceeds from Issuance of Stock Upon Exercise of Options	200,801	126,978
Checks in Excess of Bank Balance	—	(1,200,000)
Net Cash Provided by Financing Activities	7,391,276	3,275,270
Effect of Exchange Rate Changes on Cash	(157)	—
Net Decrease in Cash and Cash Equivalents	(194,380)	(635,354)
Cash and Cash Equivalents - Beginning	725,891	840,123
Cash and Cash Equivalents - Ending	$531,511	$204,769

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$810,272	$588,300
Cash paid during the period for income taxes	612,401	1,090,540

Supplemental schedule of noncash operating activity:
Cumulative effect of FIN 48 adoption	$32,000	$—

Supplemental schedule of noncash investing activity:
Accrual for estimated earnout payment on business acquisition	$200,000	$—

Supplemental schedule of noncash financing activity:
Issuance of Common Stock on a restricted basis	$—	$212,040

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

Cash and Cash Equivalents

For purposes of reporting cash flows, we consider cash equivalents to be short-term, highly liquid interest-bearing accounts readily convertible to cash.  Their carrying amount approximates fair value.

Restricted Cash

As of both September 30, 2007 and December 31, 2006, cash of $427,500 is restricted for the purchase of equipment and facility upgrades at our Blue Earth, Minnesota facility as required by the Industrial Revenue Bond agreement into which we entered on June 28, 2006 to purchase the Blue Earth, Minnesota facility, see Note 4.

Stock Based Compensation

We have two types of stock-based compensation awards consisting of restricted stock and stock options.  Following is a summary of the key terms and methods of valuation for our stock-based compensation awards.

Restricted Stock

On March 7, 2006, 28,500 shares of restricted common stock were granted to our management and directors.  This benefit was valued at the market price of the stock on the date of grant.  These awards vest over a three-year term and are expensed ratably over the same period.  We recorded compensation expense of $17,475 and $22,073 for the three months ended September 30, 2007 and 2006, respectively.  Total compensation expense related to restricted stock included in the statements of income for the three months and nine months ended September 30, 2007 and 2006 was $52,425 and $47,827, respectively.  The following is the status of our restricted shares as of September 30, 2007, including changes during the nine months then ended:

	Restricted Shares	Weighted- Average Grant Date Fair Value

Outstanding — January 1, 2007	28,500	$7.44
Granted	—	—
Outstanding — September 30, 2007	28,500	$7.44
Exercisable — September 30, 2007	9,500	$7.44

As of September 30, 2007 and 2006, there was approximately $87,000 and $164,000 of unrecognized compensation expense related to unvested restricted stock awards being recognized over a weighted average period of 1.25 years and 2.25 years, respectively.

Stock Options

On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the “2005 Plan”).  The total number of shares of common stock that may be granted under the 2005 Plan is 200,000, of which 39,500 remain available for grant at September 30, 2007.  The 2005 Plan provides that option shares granted come from our authorized but unissued common stock.  The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant.  These awards generally vest over a three-year term, are expensed ratably over the same period, and expire no later than 10 years from the date of grant.

On July 11, 2007, the Board of Directors approved the adoption of the Focus Incentive Plan (the “2007 Plan”).  The total number of shares of common stock that may be granted to our management under the 2007 Plan is 490,000, of which 27,000 remain available for grant at September 30, 2007 and vesting of options is conditional upon meeting established performance measurements.  The 2007 Plan provides that option shares granted come from our authorized but unissued common stock.  The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant.

Following is the status of our stock option plans as of September 30, 2007, including changes during the nine-month period then ended:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — January 1, 2007	391,500	$6.84
Granted	463,000	$7.50
Exercised	(40,000)	$5.00
Forfeited	(2,000)	$8.00
Outstanding — September 30, 2007	812,500	$7.30	8.56	$170,910
Exercisable — September 30, 2007	233,500	$6.75	6.00	$170,910

For the nine months ended September 30, 2007, there were no options that became vested.

To calculate the option-based compensation under SFAS 123R, we used the Black-Scholes option-pricing model, which we had previously used for the valuation of option-based awards for our pro forma information required under SFAS 123 for periods prior to fiscal 2006.  Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options.  The expected volatility and holding period is based on our historical experience.  For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is based on historical data.

Stock Options with Time-Based Vesting

Total compensation expense related to stock options with time-based vesting included in our statements of income for the three months ended September 30, 2007 and 2006 was $46,278 and $32,278, respectively.  Total compensation expense related to stock options with time-based vesting included in our statements of income for the nine months ended September 30, 2007 and 2006 was $138,834 and $72,731, respectively.

As of September 30, 2007 and 2006, there was approximately $338,000 and $242,000, respectively, of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of 1.73 years and 2.25 years, respectively.

Stock Options with Performance-Based Vesting

We have estimated that the probability of achieving any of the performance goals required under the outstanding performance-based awards is less than 50%, thus in accordance with provisions of SFAS 123R, no compensation expense has been recorded for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2007, there was approximately $1,990,000 of unrecognized compensation expense relating to the performance-based stock options.

Segment Reporting Information

Our results of operations for the three months and nine months ended September 30, 2007 and 2006 represent a single segment referred to as Contract Manufacturing.  Export sales represented 4% and 3% of consolidated net sales for the three-month and nine-month periods ended September 30, 2007, respectively.  Export sales represented 4% and 5% of consolidated net sales for the three-month and nine-month periods ended September 30, 2006, respectively.

Long-lived assets by country are as follows:

	United States	Mexico	Total
September 30, 2007
Net Property and Equipment	$8,350,788	$488,231	$8,839,019
Other Assets	1,514,828	7,726	1,522,554

December 31, 2006
Net Property and Equipment	$7,700,481	$554,687	$8,255,168
Other Assets	862,396	7,726	870,122

Finite Life Intangible Assets

Finite life intangible assets at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Deferred Bond Issue Costs	15	$79,373	$6,614	$72,759
Preliminary Estimated Intangible Value from Acquisition (Note 9)	5	733,845	125,282	608,563
Other Intangibles	3	37,059	37,059	—
Totals		$850,277	$168,955	$681,322

	December 31, 2006
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Deferred Bond Issue Costs	15	$79,373	$2,649	$76,724
Non-Compete	4	1,526,384	1,526,384	—
Other Intangibles	3	37,059	30,893	6,166
Totals		$1,642,816	$1,559,926	$82,890

Amortization expense related to these assets is as follows:

Quarter ended September 30, 2007	$44,258
Quarter ended September 30, 2006	$4,413
Nine months ended September 30, 2007	$135,417
Nine months ended September 30, 2006	$201,377

Estimated future amortization expense related to these assets is as follows:

Remainder of 2007	$38,000
2008	150,000
2009	150,000
2010	141,000
2011	141,000
Thereafter	61,000
Total	$681,000

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

Two customers accounted for 10% or more of our net sales for the three-month and nine-month periods ended September 30, 2007 and 2006.  For the three-month periods ended September 30, 2007 and 2006, G.E.’s Medical and Transportation Divisions together accounted for 15% and 16% of net sales, respectively.  For the nine-moth periods ended September 30, 2007 and 2006, G.E. Medical and Transportation Divisions accounted for 17% and 15% of net sales, respectively.  Accounts receivable from G.E.’s Medical and Transportation Divisions at September 30, 2007 and 2006, represented 10% and 16% of total accounts receivable, respectively.  Additionally, Northrop Grumman Corp. accounted for 16% and 8% of net sales for the three-month periods ended September 30, 2007 and 2006, respectively.  For the nine-month periods ended September 30, 2007 and 2006, Northrop Grumman Corp. accounted for 15% and 11% of net sales, respectively.  Accounts receivable from Northrop Grumman Corp. at September 30, 2007 and 2006 represented 21% and 12% of total accounts receivable, respectively.

NOTE 4. LONG TERM DEBT

On June 28, 2006, we received $1,440,000 million in exchange for an industrial revenue bond with our trustee, Wells Fargo Bank (WFB), where the City of Blue Earth, Minnesota is issuer of the bond.  The bond, which matures on June 1, 2021, bears a variable interest rate.  In connection with the bond, we have a standby letter of credit of $1,458,000, none of which has been drawn upon.  The bond agreement contains certain covenants, which, among other things, require us to furnish reports, records, etc. upon request of the trustee and/or issuer as described in the agreement.  With WFB, we entered into an interest rate swap agreement with a notional amount of $1,440,000 million to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011.  The fair value of the swap at September 30, 2007 was recorded as a long-term liability of $29,449.  The bond is payable in annual installments per the agreement with WFB.  Our first bond principal payment on June 1, 2007 was $130,000.  The proceeds of the bond were used to purchase the facility in Blue Earth, Minnesota as well as facility upgrades and equipment to support the Blue Earth operations.

On February 2, 2007, in connection with the acquisition of Suntron’s Midwest Operations located in Garner, Iowa, we entered into a 7th amendment to our credit agreement with WFB, increasing our line of credit arrangement from $10 million to $15 million and extending the maturity date of the line of credit to April 30, 2009.   Additionally, the 7th amendment increased our real estate term note balance of $1,680,555 to $3,348,750 and extended the maturity date to May 31, 2012.  Per the 7th amendment, both the line of credit and real estate term note are subject to variations in LIBOR rates.  The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  On September 30, 2007, we had an outstanding balance of $11.6 million under the line of credit and unused availability of $3.4 million supported by our borrowing base.  The line of credit is secured by substantially all of our assets.

NOTE 5. NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic Earnings Per Common Share
Net income, as reported	$420,506	$304,587	$1,074,900	$877,200
Weighted average common shares outstanding	2,695,815	2,630,403	2,688,955	2,622,672

Basic earnings per common share	$0.16	$0.12	$0.40	$0.33

Diluted Earnings Per Common Share
Net income, as reported	$420,506	$304,587	$1,074,900	$877,200
Weighted average common shares outstanding	2,695,815	2,630,403	2,688,955	2,622,672
Effect of Stock options	26,837	36,423	31,458	46,984
Effect of Restricted stock	7,327	5,265	6,147	10,142
Weighted average common shares for diluted earnings per common share	2,729,979	2,672,091	2,726,560	2,679,797

Diluted earnings per common share	$0.15	$0.12	$0.39	$0.33

For the three-month periods ended September 30, 2007 and 2006, 18,383 and 10,012 shares, respectively, were excluded from the computation of diluted earnings per share because to include them would be antidilutive.  For the nine-month periods ended September 30, 2007 and 2006, 69,756 and 36,171 shares, respectively, were excluded from the computation of diluted earnings per share because to include them would be antidilutive.

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

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006
Net Income, as reported	$420,506	$304,587	$1,074,900	$877,200

Other Comprehensive Income (Loss):
Currency Translation Adjustment	(6,207)	20,001	(5,223)	—

Comprehensive Income	$414,299	$324,588	$1,069,677	$877,200

NOTE 8.  RECENTLY ISSUED ACCOUNTING STANDARDS

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”, on January 1, 2007.  As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open.  As a result of the implementation of FIN 48, we recognized a $32,000 liability for unrecognized income tax benefits, which is included in income taxes payable, as a cumulative change to opening retained earnings as prescribed.  We have also recorded an additional $8,000 of income taxes payable and expense for unrecognized 2007 income tax benefits.

The $32,000 of unrecognized tax benefits as of January 1, 2007 and the additional $8,000 as of September 30, 2007, includes unrecognized tax benefits, which, if ultimately recognized, will reduce our annual effective tax rate.

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

NOTE 9.  BUSINESS ACQUISITION

On February 4, 2007, we purchased substantially all of the assets and assumed certain liabilities of Suntron’s Midwest Operations located in Garner, Iowa. This operation is an Electronics Manufacturer Service (EMS) provider of printed circuit board assemblies, box build assemblies and repair services. This acquisition will strengthen our capabilities in printed circuit board assemblies and high level complete box build assemblies while opening new market opportunities in the agriculture and oil and gas industries.

We accounted for the acquisition under the purchase method of accounting in accordance with SFAS 141, “Business Combinations”.  Accordingly, the estimated purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on our estimates of fair value at the acquisition date.

The purchase agreement calls for a contingent earn-out of up to $600,000 if certain revenue levels are achieved.  Based on our review of both actual and projected revenue levels of the acquired business, we believe it is probable that $200,000 of the possible earn-out payment will be earned. Accordingly, at September 30, 2007, such amount has been recorded in other accrued liabilities and accounted for as additional consideration. At the conclusion of the earn-out period on December 31, 2007, we will reassess this contingency and adjust the accrued earn-out, if necessary.

The following table presents further information on the aforementioned business acquisition and the preliminary allocation of the purchase price:

Accounts receivable	$1,981,000
Inventories	2,283,000
Other current assets	88,000
Property, plant and equipment	822,000
Finite Lived Intangibles	534,000
Accounts payable assumed	(819,000)
Accrued compensation and other liabilities assumed	(81,000)
Cash consideration paid	4,808,000
Accrual for estimated earnout payment	200,000
Net assets acquired and liabilities assumed	$5,008,000

The finite life intangibles of $734,000 include a customer base, which makes up most of the intangibles balance at approximately $705,000, being amortized over an estimated life of 5 years and a non-competition agreement of approximately $29,000 being amortized over three years.  For tax purposes, these assets are deductible over a 15-year period.  This difference gives rise to deferred income taxes.

The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of
January 1, 2006:

	Pro Forma		Pro Forma
	Three Months Ended		Nine Months Ended
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006
	(unaudited)		(unaudited)
Net Sales	$29,637,000	$28,326,000	$89,926,000	$87,187,000

Net Income	$421,000	$324,000	$1,051,000	$1,056,000

Basic earnings per common share	$0.16	$0.12	$0.39	$0.40

Diluted earnings per common share	$0.15	$0.12	$0.39	$0.40

The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented.  Once the final purchase price allocation is determined, the unaudited pro forma combined results of operations presented above may change.

(The remainder of this page was intentionally left blank.)

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

Summary:

For the quarter ended September 30, 2007, we reported net sales of $29.6 million, up 17% over the $25.3 million we reported in the same quarter of 2006.  For the nine months ended September 30, 2007, we reported net sales of $88.8 million, up 15% over the $77.5 million we reported for the nine months ended September 30, 2006.  Our sales increases are primarily due to our Garner, Iowa acquisition in February 2007.  The gross profit percentage improved 2 percentage points over last years third quarter. The gross margin was 14% and 12% for the third quarters of 2007 and 2006, respectively.  For the nine months ended September 30, 2007 and 2006, the gross profit percentage was 13% and 12%, respectively.  Income from operations for the third quarter of 2007 totaled $1,031,570, an increase of 58% above the $654,185 reported in the third quarter of 2006.  Income from operations for the nine months ended September 30, 2007 totaled $2,523,103, an increase of 34% above the $1,882,655 reported for the nine months ended September 30, 2006.  Net income for the third quarter of 2007 totaled $420,506, or $0.15 per diluted common share, up 38% compared to $304,587, or $0.12 per diluted common share, reported in the third quarter of 2006.  Net income for the nine months ended September 30, 2007 totaled $1,074,900, or $0.39 per diluted common share, and was above the $877,200, or $0.33 per diluted common share, reported for the nine months ended September 30, 2006.

(1.)  Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Sales	100%	100%	100%	100%
Cost of Good Sold	86%	88%	87%	88%
Gross Profit	14%	12%	13%	12%

Selling Expenses	4%	5%	4%	5%
General and Administrative Expenses	7%	4%	6%	5%
Income from Operations	3%	3%	3%	2%

Other Expenses, Net	1%	1%	1%	1%
Income Tax Expense	1%	1%	1%	0%
Net Income	1%	1%	1%	1%

Net Sales:

We reported net sales of $29.6 million and $25.3 million for the third quarters ended September 30, 2007 and 2006, respectively, a 17% increase year over year.  The increase in net sales of $4.3 million for the third quarter is mainly attributable to the acquisition of the Garner, Iowa Electronic Circuit Board Assemblies facility accounting for $4.1 million of the increase. Our Aerospace Systems sales increased  $1.9 million when compared to the third quarter of last year, while our Merrifield, Minnesota Electronic Circuit Board Assemblies facility and Cable and Wire sales were down $0.9 million and $0.8 million, respectively.  We reported net sales of $88.8 million and $77.5 million for the nine months ended September 30, 2007 and 2006, respectively.  The newly acquired Garner, Iowa Electronic Circuit Board Assemblies facility accounting for $10.2 million of the increase, our Aerospace Systems sales increased by $1.9 million and our Merrifield, Minnesota Electronic Circuit Board Assemblies facility by $0.2 million, while our Cable and Wire sales were down $1.0 million.  Our 90-day order backlog as of September 30, 2007 was approximately $23.6 million, compared to approximately $22.6 million at the beginning of the quarter.

Gross Profit:

Our gross profit for the third quarter of 2007 was $4.1 million or 14% of net sales compared to gross profit of $3.0 million or 12% of net sales for the third quarter of 2006. A favorable mix of product and manufacturing cost improvements account for the gross profit percentage improvement. Our gross profit for the nine months ended September 30, 2007 was $11.9 million compared to gross profit of $9.5 million for the nine months ended September 30, 2006, representing 13% and 12% of net sales, respectively.

Selling Expense:

We had selling expenses of $1.1 million or 4% of net sales for the third quarter of 2007 compared to $1.2 million or 5% of net sales for the third quarter of 2006.  For the nine months ended September 30, 2007 and 2006, we had selling expenses of $3.7 million and $3.4 million, respectively, representing 4% and 5% of net sales, respectively.   We continue to monitor our selling expense and commission programs in order to maintain the right sales infrastructure to continue our high level of customer service and support.

General and Administrative Expense:

Our general and administrative expenses were $1.9 million or 7% of net sales for the third quarter of 2007 and $1.1 million or 4% of net sales reported for the third quarter of 2006. The increase in general and administrative expenses for the quarter of $0.8 million was a result of $0.2 million for our new Garner, Iowa facility and $0.6 million in personnel and related costs to support the business.  For the nine months ended September 30, 2007 general and administrative expenses were $5.7 million or 6% of net sales and $4.2 million or 5% of net sales for the nine months ended September 30, 2006.  The increase in general and administrative expenses for the nine months ended September 30, 2007, of $1.5 million was a result of $0.5 million for the support of our new Garner, Iowa facility, $0.2 million due to increased compliance costs and higher share based compensation expenses over the prior year and $0.8 million in personnel and other related costs needed to support the business.

Other Expense:

Other expenses, net were $339,064 for the quarter ended September 30, 2007 compared to $184,599 for the third quarter of 2006.  Other expenses, net were $852,203 for the nine months ended September 30, 2007 compared to $535,455 for the nine months ended September 30, 2006.  The increase in interest expense for the quarter and nine-month period of $80,583 and $202,066, respectively, resulted from increased debt levels related to the acquisition of Garner, Iowa in February 2007, the Blue Earth, Minnesota expansion that occurred in June 2006 and the increased working capital needs as a result of increases in Accounts Receivable and Inventory.  Higher interest rates have also impacted overall interest charges.  For the nine months ended September 30, 2007, interest income was positively impacted by $12,713 as the result of carrying the $427,500 of restricted cash related to the Blue Earth, Minnesota expansion.  The remaining miscellaneous expense increase from 2006 resulted from experiencing less favorable currency exchange rates.

Income Tax:

Income tax expense for the three months ended September 30, 2007 was $272,000, compared to an income tax expense of $165,000 for the three months ended September 30, 2006.  Income tax expense for the nine months ended September 30, 2007 was $596,000 compared to an income tax expense of $470,000 for the nine months ended September 30, 2006.  The effective tax rate for 2007 is expected to approximate 36%, and the effective rate for 2006 was 30% due to the recognition of tax credits and other tax adjustments that occurred during 2006.

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

The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line is secured by substantially all of our assets.  On September 30, 2007, we had an outstanding balance of $11.6 million under the line of credit and unused availability of $3.4 million supported by our borrowing base.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America.  However, we believe they are meaningful measures and are useful to readers of our financial statements.

	September 30, 2007	December 31, 2006	December 31, 2005	December 31, 2004

Current Ratio (Current Assets / Current Liabilities)	1.52	1.63	1.60	1.65
Working Capital (Current Assets — Current Liabilities)	$13,789,638	$12,711,278	$12,214,328	$11,749,991
Quick Ratio (Cash + Accounts Receivable / Current Liabilities)	0.74	0.76	0.75	0.77
Accounts Receivable to Working Capital (Average Accounts Receivable/ Working Capital)	1.22	1.14	1.14	1.03
Inventory to Working Capital (Average Inventory/ Working Capital)	1.28	1.25	1.23	1.10

Our working capital of $13.8 million as of September 30, 2007 increased from $12.7 million at December 31, 2006.  The majority of our working capital changes were a direct result of $5.0 million of working capital generated from our new the Garner, Iowa operation. This increase was offset primarily due to $3.4 million in current financing activities to help fund the transaction, along with $0.5 million in other changes to working capital.  We continue to focus our efforts on lowering inventory levels and collecting accounts receivable within terms in order to improve our working capital position.

Net cash used in operating activities for the nine months ended September 30, 2007 was $1.8 million, which is up from the $0.7 million of net cash used in operating activities for the nine months ended September 30, 2006.  The cash flow from operations for the nine months ended September 30, 2007 is the result of net income of $1.1 million, adjusted for noncash depreciation, amortization, loss on the disposal of assets, stock-based compensation expense, foreign currency transaction loss, and the change in deferred taxes, which combined totaled $1.4 million in net positive adjustments, less the net change in operating assets and liabilities of $4.3 million.  Increases in Accounts Receivable of $2.6 million, Inventories of $0.9 million and decreases in Accounts Payable of $0.8 million account for the majority of net use of working capital cash for the nine months ended September 30, 2007.

Net cash used in investing activities of $5.8 million for the nine months ended September 30, 2007 is primarily due to the acquisition of Garner, Iowa of $4.8 million (See Note 9) as well as $1.0 million in property and equipment and is up from $3.2 million net cash used in investing activities for the nine months ended September 30, 2006, where the majority of the use was for purchase of the Blue Earth, Minnesota facility.  (See Note 9)

Net cash provided by financing activities for the nine months ended September 30, 2007 was $7.4 million, consisting primarily of drawing on the line of credit by $6.9 million and proceeds from the $1.7 million equipment note, offset by principal payments on notes payable.

We believe that our future financing requirements can be met with funds generated from our operating activities and our operating line of credit.  Set forth below is information about our long-term contractual obligations outstanding as of September 30, 2007, excluding interest.  Refer to the Annual Report on Form 10-K for detailed information on our long-term contractual obligations and commitments.

	Payments Due by Period
	Remainder of 2007	2 - 3 Yrs	4 - 5 Yrs	Thereafter
Bank Note Payable	$11,589,873	$—	$—	$—
Notes and Bonds Payable	202,061	1,378,746	2,947,604	800,000
Operating Leases	87,596	574,205	150,368	—
Equipment Purchase Commitments	550,000	225,000	—	—
Total Contractual Obligations and Commitments	$12,429,530	$2,177,951	$3,097,972	$800,000

Included in the equipment purchase commitments is $427,500 that will be used for the purchase of equipment for the Blue Earth facility as specified in the Industrial Revenue Bond Agreement.

From time to time we enter into purchase commitments with our suppliers under customer purchase order forms.  Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles.  At September 30, 2007, no such losses existed.

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

Deferred Income Tax Valuation:

At September 30, 2007 and December 31, 2006, we have recorded U.S. and state deferred tax assets pertaining to the recognition of future deductible temporary differences.  We have not provided any valuation allowance with respect to these assets, as we believe their realization is “more likely than not.”  This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable, as well as various tax, business and other planning strategies available to us.  We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required.  The failure to utilize this asset would adversely affect our results of operations and financial position.

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

Allocation of Purchase Price Paid for the Garner, Iowa Business Acquisition:

As a result of our Garner, Iowa business acquisition, as described in Note 9 in the condensed notes to the consolidated financial statements, we were required to allocate the consideration paid between tangible assets, identifiable intangible assets, and goodwill.  We engaged an independent valuation firm to assist in the determination of the fair values of the intangible assets.  The amount of the purchase price allocated to intangible assets is being determined by estimating the future cash flows of each asset and discounting the net cash flows back to their present values.  The discount rate being used in calculating the present value of the various intangibles is in accordance with accepted valuation methods.  Preliminary estimates indicate that there is no residual goodwill.  However, because the estimated purchase price is subject to change, the allocation of the fair values may also change.

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

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our financial position as of September 30, 2007 and results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006.  This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, changes in materials costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our borrowing activities used to maintain liquidity.  Our earnings have been affected by recent changes in interest rates on our floating interest rate debt because interest rates have risen over the past year while our utilization on our line of credit has remained stable.  Based on our current borrowings, an increase of 100 basis points in prevailing interest rates would increase our annual interest expense by less than $100,000,which may be offset in part by the interest rate swap agreement entered into in connection with the issuance of bonds.

We are exposed to currency exchange fluctuations related to our Mexico subsidiary; however, the Mexican peso continues to remain fairly stable.

ITEM 4. CONTROLS AND PROCEDURES

We evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

(The remainder of this page was intentionally left blank.)

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

Nortech Systems Incorporated and Subsidiary

Date: November 2, 2007	by	/s/ Michael J. Degen
Michael J. Degen
President and Chief
Executive Officer

Date: November 2, 2007	by	/s/ Richard G. Wasielewski
Richard G. Wasielewski
Chief Financial Officer