Form 10-K
period 2007-12-31
NORTECH SYSTEMS INC
filed 2008-03-17
CIK 722313

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-13257

NORTECH SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1681094 (IRS Employer Identification No.)
1120 Wayzata Blvd E., Suite 201, Wayzata, MN (Address of principal executive offices)	55391 (Zip Code)
(952) 345-2244 (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $7.42 per share, was $8,813,862 on June 30, 2007.

         Shares of common stock outstanding at March 17, 2008: 2,714,888.

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents are incorporated by reference to the parts indicated of the Annual Report on Form 10-K:

Parts of Annual Report on Form 10-K	Documents Incorporated by Reference
Part III
Item 10 11 12 13
Reference is made to the Registrant's proxy statements to be used in connection with the 2007 Annual Shareholders' Meeting and filed with the Securities and Exchange Commission no later than April 30, 2008.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED
ANNUAL REPORT ON FORM 10K

TABLE OF CONTENTS

		PAGE
PART I
Item 1.	Business	4-7
Item 1A.	Risk Factors	8-10
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10-11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
PART II
Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 7.	Management's Discussion and Analysis	13-19
Item 8.	Consolidated Financial Statements and Supplemental Data	20-48
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures (Including Management's Report on Internal Control over Financial Reporting)	49
Item 9B.	Other Information	49
PART III
Item 10.	Directors and Executive Officers of the Registrant	50
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management	50
Item 13.	Certain Relationships and Related Transactions	51
Item 14.	Principal Accountant Fees and Services	51
PART IV
Item 15.	Exhibits, Consolidated Financial Statement Schedules	51-52
	Signatures	53
	Index to Exhibits	54

NORTECH SYSTEMS INCORPORATED
FORM 10-K
For the Year Ended December 31, 2007

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

        The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 340 Fifth Street N.W., Washington, D.C. 20549. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, who file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

        We make available free of charge through our Internet website (http://www.nortechsys.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Press Releases, and Current Reports on Form 8-K.

GENERAL

        We are an EMS (Electronic Manufacturing Service) contract manufacturing company with our headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. We maintain manufacturing facilities in Minnesota including Bemidji, Fairmont, Blue Earth, Baxter, and Merrifield as well as Augusta, Wisconsin; Garner, Iowa; and Monterrey, Mexico. We manufacture wire harness and cable assemblies, electronic sub-assemblies, and printed circuit board assemblies. We provide value added services and technical support including design, testing, prototyping and supply chain management. The vast majority of our revenue is derived from products built to the customer's design specifications.

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

        We believe the current growth and expansion trends for contract manufacturing and the EMS (Electronic Manufacturing Services) industry will continue. OEM outsourcing has continued to escalate as more companies focus their investments on marketing and development of their products and rely more on EMS providers for their production and supply chain requirements.

ACQUISITIONS

        On February 4, 2007, we acquired the business assets of Suntron Corporation's Mid-West Operation located in Garner, Iowa. This acquisition will strengthen our capabilities in printed circuit board assemblies and high level complete box build assemblies while opening new market segments in the agriculture and oil and gas industries. See Note 12 to the consolidated financial statements for further information on this acquisition.

        On June 28, 2006, we acquired a 140,000 square foot building in Blue Earth, Minnesota from Telex Communications, Inc. This acquisition expanded our capacity allowing us to better meet the needs of the growing Military/Defense market.

BUSINESS SEGMENT

        All of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers' requirements.

BUSINESS STRATEGY

        The Electronic Manufacturing Services industry continues to evolve into a dynamic, higher tech global electronics contract services industry. We continue to expand our capabilities to better meet these changing market requirements. Along with offering technical expertise in our quality processes, design applications and testing, we are also increasing our focus on supplier-managed inventory services and the cost drivers throughout the supply chain. We continue to expand our international operations and partnerships to take advantage of lower-cost alternatives for our customers and to remain competitive in the marketplace when required.

        We continue to pursue acquisitions, mergers, and/or joint ventures of companies in the EMS industry to both remain competitive and grow our customer and revenue base. Our strategic objectives and our history have been based on both organic and acquired growth.

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

MARKETING

        We concentrate our marketing efforts in the industrial equipment, medical, military/defense, transportation, computer, recreation, and food industries, and with the recent acquisition of our Iowa circuit board operation, we enter into the agriculture and oil and gas markets. Our marketing strategy emphasizes the breadth of our manufacturing, supply chain and engineering services and reflects the complete turnkey solution for meeting our customers' current and future requirements.

        Our emphasis continues to be on mature companies, which require a contract manufacturer with a high degree of manufacturing and quality sophistication, including statistical process control (SPC), statistical quality control (SQC), International Standards Organization (ISO), Military Specifications (Mill Spec) and Aerospace Systems 9100 (AS). We continue efforts to penetrate our existing customer base and expand new market opportunities in Mexico, Asia and Europe, in addition to participation in industry publications and selected trade shows. We target customers who value proven manufacturing performance, design and application engineering expertise and who value the flexibility to manage the supply chain of a high mix of products and services. We market our products and services through our in-house sales force and independent manufacturers' representatives.

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

COMPETITION

        The contract manufacturing EMS industry competitive makeup includes small closely held contract manufacturing companies, large global full-service contract manufacturers, company-owned in-house manufacturing facilities and foreign contract manufacturers. We do not believe that the small closely held operations pose a significant competitive threat in the markets and customers we serve, as they generally do not have the complete manufacturing services or capabilities required by our target customers. We believe the larger global full service and foreign manufacturers do provide a substantial competitive environment while the company-owned operations create an increasing opportunity as the trend of more outsourcing continues. Technical support from foreign competition has improved greatly along with their ability to be more responsive to engineering and schedule changes. The willingness of foreign manufacturers to "stock" finished product at warehouse locations in the United States is another of their competitive advantages, however, their inability to react to engineering, product or schedule changes is a disadvantage and plays into our strength. To mitigate foreign competition, we operate a manufacturing operation in Mexico and have other sourcing solutions to support our customers with a "Low Cost" supply chain solution.

BACKLOG

        Historically, our backlog runs 60 to 90 days. As of December 31, 2007 our 90 day backlog was approximately $27.3 million compared to approximately $19.5 million on December 31, 2006. Approximately 10% of backlog at December 31, 2007 was a result of the Garner, Iowa acquisition. We expect a major portion of the backlog will be realized as revenue during first quarter 2008.

MAJOR CUSTOMERS

        Two divisions of General Electric, Co. (G.E.) combined account for 10% or more of our net sales during the past two years. G.E.'s Medical and Transportation Divisions together accounted for 17% of net sales for the years ended December 31, 2007 and 2006. Accounts receivable from G.E.'s Medical and Transportation Divisions at December 31, 2007 and 2006 represented 10% and 14% of total accounts receivable, respectively. Additionally, Northrop Grumman Corp. accounted for 16% of the year ended December 31, 2007 and 10% of net sales for the year ended December 31, 2006. Accounts receivable from Northrop Grumman at December 31, 2007 and 2006 represented 21% and 15% of total accounts receivable, respectively. Historically, we have not experienced significant losses on customer receivable collections in any particular industry or geographic area.

RESEARCH AND DEVELOPMENT

        We perform research and development for customers on an as requested and program basis for development of conceptual engineering and design activities prior to manufacturing the products. We did not expend significant dollars in 2007 and 2006 on company-sponsored product research and development.

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

EMPLOYEES

        We have 878 full-time, 58 part-time and 5 temporary employees as of December 31, 2007. Manufacturing personnel, including direct, indirect support and sales functions, comprise 896 employees, while general administrative employees total 45.

FOREIGN OPERATIONS AND EXPORT SALES

        We have a leased manufacturing facility in Monterrey, Mexico with approximately $471,000 in long-term assets at December 31, 2007. Export sales represent 4% of net sales for the year ended December 31, 2007. For the year ended December 31, 2006, export sales represented 5% of net sales.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the SEC, in materials delivered to stockholders and in press releases. Such statements generally will be accompanied by words such as "anticipate," "believe," "estimate," "expect," "forecast," "intend," "possible," "potential," "predict," "project," or other similar words that convey the uncertainty of future events or outcomes. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

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

        The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Discussion of these factors is also incorporated in Part I, item 1A, "Risk Factors", and should be considered an integral part of Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements. All forward-looking statements included in this Form 10-K are expressly qualified in their entirety by the forgoing cautionary statements. We undertake no obligations to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

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

We operate in the highly competitive EMS (Electronic Manufacturing Services) industry.

        We compete against many EMS companies. The larger global competitors have more resources and greater economies of scale. We also compete with OEM in-house operations that are continually evaluating manufacturing products internally against the advantages of outsourcing. We may also be at a competitive disadvantage with respect to price when compared to manufacturers with excess capacity, lower cost structures and availability of lower cost labor.

        The availability of excess manufacturing capacity of our competitors also creates competitive pressure on price and winning new business. We must continue to provide a quality product, be responsive and flexible to customers' requirements, and deliver to customers' expectations. Our lack of execution could have an adverse effect on our operations.

A large percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us.

        We have several customers that are responsible for a significant portion of our net sales. General Electric Co.'s (G.E.) Medical and Transportation Divisions together accounted for 17% of net sales for the years ended December 31, 2007 and 2006. Additionally, Northrop Grumman Corp. accounted for 16% of net sales for the year ended December 31, 2007 and 10% of net sales for the year ended December 31, 2006. If there is a loss of one or more major customers or a significant decline in sales to our major customers it could have an adverse effect on our results from operations. We will continue to expand our customer base through our in-house sales efforts and target our acquisitions to reduce the dependence.

We are dependent on suppliers for electronic components and may experience shortages, cost premiums and shipment delays that would adversely affect our customers and us.

        We purchase raw materials, commodities and components for use in our production. Increased costs of these materials could have an adverse effect on our production costs if we are unable to pass along price increases or reduce the other cost of goods produced through cost improvement initiatives. Fuel and energy cost increases could also adversely affect our freight and operating costs. Due to customer specifications and requirements, we are dependent on suppliers to provide critical electronic components and materials for our operations that could result in shortages of some of the electronic components needed for their production. Component shortages may result in expedited freight, overtime premiums and increased component costs. In addition to the financial impact on operations from lost revenue and increased cost, there could potentially be harm to our customer relationships.

Our customers cancel orders, change order quantity, timing and specifications that if not managed would have an adverse affect on inventory carrying costs.

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

        We've operated a manufacturing facility in Mexico since 2002 and we may expand into other foreign countries in the future. The benefits projected for our Mexico operation have taken more time than expected to integrate into our marketing strategies. Our operation there is subject to risks that could adversely impact our financial results, such as economic or political volatility, employee turnover, staffing, managing personnel in diverse culture, labor instability, transportation delays, and foreign currency fluctuations.

Non-compliance with environmental laws may result in restrictions and could adversely affect operations.

        Our operations are regulated under a number of federal, state, and foreign environmental and safety laws and regulations that govern the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; and the Comprehensive Environmental Response, Compensation, and Liability Act; as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us due to our manufacturing processes and materials. It is possible we may be subject to potential financial liability for costs associated with the investigation and remediation at our sites; this may have an adverse effect on operations. We have not incurred significant costs related to compliance with environmental laws and regulations, and we believe that our operations comply with all applicable environmental laws.

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

We may be subject to risks associated with our acquisitions, and the risks could adversely affect our operating results.

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

        Our revolving credit facility and debt agreements contain financial and operating covenants with which we must comply. As of December 31, 2007, we were in compliance with each of these covenants. However, among other factors, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

Our business may be impacted by natural disasters.

        Tornadoes, blizzards and other natural disasters could negatively impact our business and supply chain. In countries that we rely on for operations and materials, such as Mexico, China and Thailand, potential natural disasters could disrupt our manufacturing operations; reduce demand for our customers' products and increase supply chain costs.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.    PROPERTIES

ADMINISTRATION

        Our Corporate Headquarters consists of approximately 5,000 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota. The Corporate Headquarters has a lease with a five-year term that expires on July 31, 2010. A portion of the Bemidji facility is used for corporate financial and information shared services.

MANUFACTURING FACILITIES

        Our manufacturing facilities as described below, are in reasonably good operating condition and are suitable for our needs. We believe our overall productive capacity is sufficient to handle our foreseeable manufacturing needs.

        We own our Bemidji, Minnesota facility consisting of eight acres of land and a building of approximately 69,000 square feet consisting of 56,000 square feet designated for manufacturing space, and the remaining space is used for offices. We also lease a 6,000 square foot warehouse in Bemidji, Minnesota. We are leasing this building on a month-to-month basis.

        We own three buildings in Fairmont, Minnesota, which together contain approximately 51,000 square feet consisting of 38,000 square feet designated for manufacturing space. The remaining space is used for offices.

        On June 28, 2006, we purchased a building in Blue Earth, Minnesota, of approximately 140,000 square feet consisting of 92,000 square feet designated for manufacturing space. The remaining space is being used for offices and warehouse.

        We own a building in Merrifield, Minnesota, consisting of approximately 46,000 square feet consisting of 34,000 square feet designated for manufacturing; the remaining space is used for offices and warehouse.

        In Baxter, Minnesota we lease 9,000 square feet in one building and 8,000 square feet in another building. Together the buildings contain 13,000 square feet designated for electronic board repair of medical equipment with the remaining space being used for offices and warehouse. We are leasing these buildings on a month-to-month basis.

        We own our Augusta, Wisconsin facility consisting of five acres of land and a building of approximately 20,000 square feet. 15,000 square feet are designated for manufacturing space, and the remaining space is used for offices.

        We lease a 15,000 square foot building in Monterrey, Mexico consisting of 14,000 square feet designated for manufacturing space with the remaining space being used for offices. We are leasing these buildings on a month-to-month basis.

        In Garner, Iowa we lease a 38,000 square foot building with designated manufacturing space of 30,000 square feet. The remaining space is used for offices. The lease expires in 2011.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are involved in ordinary, routine or regulatory legal proceedings incidental to the business. When a loss is deemed probable and reasonably estimable an amount is recorded in our financial statements. We currently are not a party to any material legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of March 13, 2008, there were 811 shareholders of record. Our stock is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap Market under the symbol "NSYS". We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2007 or 2006. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, any limitations on payments of dividends present in our current or future debt agreements, and other factors. Stock price comparisons follow.

Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High
March 31, 2007	$7.51	$8.48
June 30, 2007	$7.03	$8.59
September 30, 2007	$7.15	$8.16
December 31, 2007	$6.24	$7.84
March 31, 2006	$6.16	$8.16
June 30, 2006	$6.52	$9.08
September 30, 2006	$6.59	$7.90
December 31, 2006	$7.05	$7.94

Sales of Unregistered Securities:

        We did not have any unregistered sales of equity securities in 2007.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

        We did not make any purchases of our equity securities in 2007.

EQUITY COMPENSATION PLAN INFORMATION

        Certain information with respect to our equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a Wayzata, Minnesota based full-service Electronics Manufacturing Services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries. Markets served include industrial equipment, transportation, medical, military/defense, agriculture, oil, gas, computer, recreation and food. In Minnesota, we have facilities in Baxter, Bemidji, Blue Earth, Fairmont and Merrifield. We also have facilities in Augusta, Wisconsin, Garner, Iowa and Monterrey, Mexico.

        The vast majority of our revenue is derived from products that are built to the customer's design specifications. We provide a high degree of manufacturing sophistication. During 2007, we continued our supply chain initiatives designed to reduce costs, improve asset utilization and increase responsiveness to customers. Our strategy has been to expand and diversify our customer base, and we are focusing our sales and marketing approach to target greater value-added service opportunities. Our market strength is low-volume, high-mix production, particularly with complex products. Our continued investment in our Mexico operation allows for expansion into medium volume, medium mix and lower cost production and our contractual arrangements with Chinese manufacturers allow us to meet higher volume, lower mix and lower cost customer requirements.

        During 2007, we experienced growth in our Sales, Gross Profit, and Net Income. For the years ended December 31, 2007 we had sales of $118.1 million, compared to $105.1 million for 2006. The 2007 increase of $13.0 million was a 12.3% improvement over 2006. For the years ended December 31, 2007 and 2006, we had gross profit of $16.2 million and $12.8 million, respectively. Gross profits as a percentage of gross sales were 13.7% and 12.2% for the years ended December 31, 2007 and 2006, respectively. Our net income in 2007 was $1,579,013 or $0.58 per diluted common share compared to $1,311,778 or $0.49 per diluted common share in 2006.

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

Revenue Recognition:

        We recognize revenue upon shipment of products to customers, when title has passed, all contractual obligations have been satisfied, and collection of the resulting receivable is reasonably assured. In the normal course of business we enter into a number of contracts with customers under which we provide engineering services on a per project basis. Revenue for these services is recognized upon completion of the engineering process, usually upon initial shipment of the product. Revenues from repair services are recognized upon shipment of related equipment to customers.

Allowance for Uncollectible Accounts:

        When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We have not experienced significant bad debts expense and the reserve for uncollectible accounts of $184,000 is considered adequate for any exposure to loss in the December 31, 2007 accounts receivable.

Inventory Reserves:

        Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process that is used to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We believe the total reserve of $1.3 million at December 31, 2007 is adequate.

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

Self-Insured Health Claim Accruals:

        We estimate our reserve for employee health claims based on health claims incurred, historical lag times and an analysis of claims activity during the period, while taking into consideration insurance limits and coverage. We believe the total accrual of $380,000 at December 31, 2007 is adequate.

Stock-Based Compensation:

        We follow the provisions of SFAS 123R, Share-Based Payment which requires us to measure and recognize in our consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected future performance of our stock. An increase in the volatility of our stock price or an increase in the average period before exercise will increase the amount of compensation expense related to awards granted after December 31, 2007.

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

        No matters have come to our attention since December 31, 2007 that would cause the estimates included in the consolidated financial statements to change materially.

OPERATING RESULTS

        The following table presents statement of operations data as percentages of total revenues for the indicated year:

	2007	2006
Net Sales	100.0%	100.0%
Cost of Goods Sold	86.3%	87.8%

Gross Profit	13.7%	12.2%
Selling Expenses	4.5%	4.4%
General and Administrative Expenses	6.2%	5.3%

Income from Operations	3.0%	2.5%
Other Expenses, Net	0.9%	0.7%
Income Tax Expense	0.8%	0.6%

Net Income	1.3%	1.2%

Revenues:

        For the years ended December 31, 2007 and 2006, we had sales of $118.1 million and $105.1 million, respectively, an increase of $13.0 million or 12.4%. Our sales increase was mainly due to Electronic Circuit Board Assembly sales of $13.1 million from our acquisition of Garner, Iowa and an increase in Aerospace Systems sales of $4.2 million from increased program activity offset by a decrease of Cable and Wire sales of $1.9 million and a decrease of other Electronic Circuit Board Assembly sales of $3.4 million. The decrease was the result of some softness in business from our industrial customer base.

Gross Profit:

        For the years ended December 31, 2007 and 2006, we had gross profit of $16.2 million and $12.8 million, respectively. Gross profits as a percentage of gross sales were 13.7% and 12.2% for the years ended December 31, 2007 and 2006, respectively. The 2007 gross profit improvements were due primarily to the favorable impact of volume and leveraging on our operations. This more than offset energy and commodity (copper and petroleum based products) cost pressures.

Selling:

        Selling expenses were $5.1 million or 4.5% of net sales for the year ended December 31, 2007 and $4.7 million or 4.4% of net sales for the year ended December 31, 2006. The 2007 increase in selling expense of $0.4 million from 2006 can be attributed to $0.2 million in additional selling expenses due to the February 4, 2007 acquisition of the Garner, Iowa operation as well as a $0.3 million increase in marketing and sales related spending, consisting primarily of personnel, travel and expense to support the sales growth. Commission expenses were reduced $0.1 million in 2007 from 2006 as a result of lower commissionable sales.

General and Administrative:

        For the years ended December 31, 2007 and 2006, general and administrative expenses were $7.4 million and $5.4 million, respectively. The $2.0 million increase in general and administrative expenses in 2007 from 2006 is mainly attributed to increased personnel and related expenses of $1.0 million to support growth and services, $0.7 million of additional expense from the Garner, Iowa operation, and $0.3 million of increased consulting expense.

Other Income (Expense):

        Interest income for the years ended December 31, 2007 and 2006 were approximately $23,800 and $9,100, respectively. Miscellaneous income (loss) was $(73,000) and $45,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in miscellaneous income experienced in 2007 over 2006 is attributable to the decreasing value of the US Dollar against the Mexican Peso.

        Interest expense was approximately $1.1 million and $0.8 million for the years ended December 31, 2007 and 2006, respectively. In 2007 and 2006, higher average carrying debt levels accounted for the majority of the increased interest expense. The debt associated with the Garner acquisition accounted for the majority of the 2007 increase.

Income Taxes:

        Income tax expense amounted to $898,000 and $570,000 for the years ended December 31, 2007 and 2006, respectively. In 2007, the effective income tax rate was 36% and was impacted favorably by R & D tax credits of $69,000 and Section 199 Deduction for Income Attributable to Domestic Production Activities. In 2006, the effective income tax rate was 30% and was impacted favorably by R & D tax credits of $140,000 and Section 199 Deduction for Income Attributable to Domestic Production Activities.

Net Income:

        Our net income in 2007 was $1,579,013 or $0.58 per diluted common share compared to $1,311,778 or $0.49 per diluted common share in 2006. The changes in net income are the result of the aforementioned factors.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In September 2006, SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, that SFAS 157 will have on our results of operations and financial position.

        In February 2007, SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable, and issued debt. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, that SFAS 159 will have on our results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141 and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity's equity, as well as requiring expanded disclosures. SFAS 141R and SFAS 160 are effective as of the beginning of an entity's fiscal year beginning after December 15, 2008. We are currently assessing the impact, if any, that SFAS 141R and SFAS 160 will have on our results of operations and financial position.

        In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109", which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We adopted FIN 48 on January 1, 2007. As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax position for which the statute of limitations remained open. As a result of the implementation of FIN 48, we recognized a $32,000 income tax payable liability for unrecognized income tax benefits as a cumulative change to opening retained earnings as prescribed. We have also recorded an additional $8,000 of income taxes payable and expense for unrecognized 2007 income tax benefits.

FINANCIAL CONDITION AND LIQUIDITY

The following are unaudited ratios:

	December 31, 2007	December 31, 2006
Current Ratio	1.68	1.63
(Current Assets/Current Liabilities)
Working Capital	$14,812,000	$12,711,000
(Current Assets—Current Liabilities)
Quick Ratio	.75	.76
(Cash + Accounts Receivable/Current Liabilities)
Accounts Receivable to Working Capital	1.01	1.13
(Average Accounts Receivable/Working Capital)
Inventory to Working Capital	1.18	1.25
(Average Inventory/Working Capital)

Cash Flow:

	December 31, 2007	December 31, 2006
Cash flows provided by (used in):
Operating Activities	$4,343,284	$2,842,531
Investing Activities	(6,316,568)	(3,405,914)
Financing Activities	2,135,833	449,275
Effect of exchange rate changes on cash	(404)	(124)

Net increase (decrease) in cash and cash equivalents	$162,145	$(114,232)

        On February 2, 2007, we entered into a 7th amendment to our credit agreement with Wells Fargo Bank, N.A. (WFB) increasing our line of credit arrangement from $10 million to $15 million and extending the maturity date of the line of credit to April 30, 2009. Additionally, the 7th amendment increased our real estate term note and extended the maturity date to May 31, 2012. Per the 7th amendment, both the line of credit and real estate term note are subject to variations in the LIBOR rates. The 7th amendment funded the Iowa acquisition on February 4, 2007.

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

Other Commercial Commitment	Total Amount Committed	Outstanding at December 31, 2007	Date of Expiration
Line of credit	$15,000,000	$5,635,076	April 30, 2009

        As of December 31, 2007 and prior to the 7th Amendment, we have net unused availability under our line of credit agreement of $7,849,573 as supported by our borrowing base.

        On December 31, 2007, we had working capital of approximately $14.8 million as compared to $12.7 million at the end of 2006. During 2007, we generated approximately $4.3 million of cash flow from operating activities. The cash flow from operations is due primarily to net income of $1.6 million and noncash depreciation, amortization, and other noncash expenses, and the change in deferred taxes, which totaled $1.6 million in net positive adjustments. The impact on cash due to changes in operating assets and liabilities was the increased collections of cash due to the reduction of $1.1 million of accounts receivable and decreases in the amount of cash paid for income taxes of $0.5 million, which was offset in part by increases in inventory of $0.6 million.

        Our net cash used in investing activities of $6.3 million is primarily due to the $4.8 million acquisition of Garner, Iowa, and $1.5 million of capital equipment purchases. Net cash provided by financing activities of $2.1 million consisted of drawing $0.9 million on our line of credit, an increase in long-term debt of $2.6 million, and issuance of shares of common stock of $0.2 million, all of which was offset by payments of long-term debt of $1.6 million.

        We believe that our existing resources and anticipated cash flows from operations will be sufficient to satisfy our working capital needs for the foreseeable future.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

TABLE OF CONTENTS
DECEMBER 31, 2007 AND 2006

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PAGE
Report of Independent Registered Public Accounting Firm	21
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2007 and 2006	22-23
Consolidated Statements of Income for the years ended December 31, 2007 and 2006	24
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2007 and 2006	25
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	26
Notes to Consolidated Financial Statements	27-46
Report of Independent Registered Public Accounting Firm on Supplementary Data	47
Schedule II Valuation and Qualifying Accounts	48

(The remainder of this page was intentionally left blank.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Nortech Systems Incorporated and Subsidiary

        We have audited the consolidated balance sheet of Nortech Systems Incorporated and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assertion about the effectiveness of Nortech Systems Incorporated and Subsidiary's internal control over financial reporting as of December 31, 2007 included in this Annual Report and titled Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express as opinion thereon.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 14, 2008

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$888,036	$725,891
Accounts Receivable, Less Allowance for Uncollectible Accounts	15,366,965	14,493,339
Inventories	18,876,464	15,976,222
Prepaid Expenses	512,884	492,177
Income Taxes Receivable	—	209,025
Deferred Tax Assets	974,000	856,000

Total Current Assets	36,618,349	32,752,654

PROPERTY AND EQUIPMENT
Land	300,000	300,000
Building and Leasehold Improvements	6,435,732	6,063,385
Manufacturing Equipment	10,140,802	9,092,455
Office and Other Equipment	3,687,441	3,532,038
Construction in Progress	146,081	90,945

Total Property and Equipment	20,710,056	19,078,823
Accumulated Depreciation	(11,785,374)	(10,823,655)

Net Property and Equipment	8,924,682	8,255,168

OTHER ASSETS
Restricted Cash	427,500	427,500
Finite-Lived Intangible Assets, Net of Accumulated Amortization	643,791	82,890
Goodwill	75,006	75,006
Deferred Tax Assets	303,400	277,000
Other Assets	7,726	7,726

Total Other Assets	1,457,423	870,122

Total Assets	$47,000,454	$41,877,944

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank Note Payable	$5,635,076	$4,694,027
Current Maturities of Long-Term Debt	1,176,209	1,524,743
Accounts Payable	10,627,381	10,018,263
Accrued Payroll and Commissions	2,845,557	3,094,092
Accrued Health and Dental Claims	380,000	325,000
Other Accrued Liabilities	922,607	385,251
Income Taxes Payable	219,167	—

Total Current Liabilities	21,805,997	20,041,376
LONG-TERM LIABILITIES
Long-Term Debt (Net of Current Maturities)	4,840,689	3,509,039
Other Long-Term Liabilities	42,919	25,670

Total Long-Term Liabilities	4,883,608	3,534,709

Total Liabilities	26,689,605	23,576,085

SHAREHOLDERS' EQUITY
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock—$0.01 par value; 9,000,000 Shares Authorized: 2,714,888 Shares Issued and Outstanding at December 31, 2007; 2,674,729 Shares Issued and Outstanding at December 31, 2006	27,149	26,747
Additional Paid-In Capital	15,111,179	14,644,901
Accumulated Other Comprehensive Loss	(27,882)	(23,179)
Retained Earnings	4,950,403	3,403,390

Total Shareholders' Equity	20,310,849	18,301,859

Total Liabilities and Shareholders' Equity	$47,000,454	$41,877,944

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Net sales	$118,099,031	$105,147,228
Cost of goods sold	101,918,162	92,367,508

Gross profit	16,180,869	12,779,720

Operating expenses:
Selling expenses	5,146,354	4,674,826
General and administrative expenses	7,387,180	5,456,077

Total operating expenses	12,533,534	10,130,903

Income from operations	3,647,335	2,648,817

Other income (expense)
Interest income	23,791	9,061
Miscellaneous income (expense)	(73,397)	44,631
Interest expense	(1,120,716)	(820,731)

Total other expense	(1,170,322)	(767,039)

Income before income taxes	2,477,013	1,881,778
Income tax expense	898,000	570,000

Net income	$1,579,013	$1,311,778

Net income per common share:
Basic	$0.59	$0.50

Weighted average number of common shares outstanding used for basic earnings per common share	2,690,717	2,628,635

Diluted	$0.58	$0.49

Weighted average number of common share outstanding plus dilutive common stock options	2,724,886	2,682,454

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
BALANCE DECEMBER 31, 2005	$250,000	$26,182	$14,306,602	$(21,032)	$2,091,612	$16,653,364
2006 net income	—	—	—	—	1,311,778	1,311,778
Issuance of stock upon exercise of stock options	—	280	126,698	—	—	126,978
Issuance of restricted stock	—	285	187,974	—	—	188,259
Excess tax benefits from stock-based awards	—	—	23,627	—	—	23,627
Translation loss	—	—	—	(2,147)	—	(2,147)

BALANCE DECEMBER 31, 2006	250,000	26,747	14,644,901	(23,179)	3,403,390	18,301,859
Adoption of FIN 48 (Note 6)	—	—	—	—	(32,000)	(32,000)
2007 net income	—	—	—	—	1,579,013	1,579,013
Issuance of stock upon exercise of stock options	—	402	200,698	—	—	201,100
Compensation on stock-based awards	—	—	255,012	—	—	255,012
Excess tax benefits from stock-based awards	—	—	10,568	—	—	10,568
Translation loss	—	—	—	(4,703)	—	(4,703)

BALANCE DECEMBER 31, 2007	$250,000	$27,149	$15,111,179	$(27,882)	$4,950,403	$20,310,849

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,579,013	$1,311,778
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation	1,649,609	1,393,360
Amortization	172,944	205,790
Compensation on stock-based awards	255,012	188,259
Interest on swap valuation	17,249	25,670
Deferred income taxes	(144,400)	(42,000)
Loss on disposal of assets	7,572	10,632
Other	(2,533)	(1,355)
Changes in current operating items, net of acquisition:
Accounts receivable	1,106,434	(46,228)
Inventories	(617,516)	(126,752)
Prepaid expenses and other assets	67,692	(26,132)
Income taxes receivable/payable	395,894	(526,461)
Accounts payable	(209,200)	115,629
Accrued payroll and commissions	(327,271)	245,554
Accrued health and dental claims	55,000	53,896
Other accrued liabilities	337,785	60,891

Net cash provided by operating activities	4,343,284	2,842,531

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	3,561	2,379
Business Acquistion (See Note 12)	(4,807,699)	—
Restricted Cash	—	(427,500)
Purchase of property and equipment	(1,512,430)	(2,980,793)

Net cash used in investing activities	(6,316,568)	(3,405,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks written in excess of bank balance	—	(1,200,000)
Net change in line of credit	941,049	465,793
Proceeds from long-term debt	2,582,762	2,540,926
Payments on long-term debt	(1,599,646)	(1,428,676)
Payments of bond issue costs	—	(79,373)
Issuance of stock upon exercise of options	201,100	126,978
Excess tax benefits from stock-based awards	10,568	23,627

Net cash provided by financing activities	2,135,833	449,275

Effect of exchange rate changes on cash	(404)	(124)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	162,145	(114,232)
Cash and cash equivalents—beginning of year	725,891	840,123

CASH AND CASH EQUIVALENTS—END OF YEAR	$888,036	$725,891

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 1    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

        We manufacture wire harnesses, cables and electromechanical assemblies, printed circuit boards and higher-level assemblies for a wide range of commercial and defense industries. We provide a full "turn-key" contract manufacturing service to our customers. All products are built to the customer's design specifications. Products are sold to customers both domestically and internationally. We also provide repair service on circuit boards used in machines in the medical industry.

        Our manufacturing facilities are located in Bemidji, Fairmont, Blue Earth, Merrifield and Baxter, Minnesota as well as Augusta, Wisconsin, Garner, Iowa and Monterrey, Mexico.

        A summary of our significant accounting policies follows:

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Estimates also affect the reported amounts of revenue and expense during the reporting period. Significant items subject to estimates and assumptions include the valuation allowance for inventories and allowance for doubtful accounts. Actual results could differ from those estimates.

  Cash and Cash Equivalents

        For purposes of reporting cash flows, we consider cash equivalents to be short-term, highly liquid interest-bearing accounts readily convertible to cash.

  Restricted Cash

        As of December 31, 2007, restricted cash of $427,500 is to be used for the purchase of equipment and facility upgrades at the Blue Earth, Minnesota facility as required by the Industrial Revenue Bond agreement into which we entered on June 28, 2006 to purchase the Blue Earth, Minnesota facility (See Note 5).

  Accounts Receivable and Allowance for Doubtful Accounts

        We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for uncollectible accounts. The allowance for uncollectible accounts was $184,000 and $220,000 at December 31, 2007 and 2006, respectively. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customers' current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts. We do not accrue interest on past due accounts receivable.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

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

	2007	2006
Raw materials	$13,163,633	$11,161,883
Work in process	4,307,282	3,339,325
Finished goods	2,709,033	2,770,670
Reserves	(1,303,484)	(1,295,656)

Total	$18,876,464	$15,976,222

  Property, Equipment and Depreciation

        Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized, while maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Leasehold improvements are depreciated over the shorter of their estimated use lives or the remaining lease terms. All other property and equipment are depreciated by the straight-line method over their estimated useful lives, as follows:

Buildings	39 Years
Leasehold improvements	3-7 Years
Manufacturing equipment	5-7 Years
Office and other equipment	3-7 Years

  Goodwill and Finite Life Intangible Assets

        We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards Board No. ("SFAS") 142, "Goodwill and Other Intangible Assets," which requires that goodwill and certain indefinite-lived assets not be amortized but evaluated annually for

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 1    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impairment. Finite life intangible assets are amortized on a straight-line basis over their estimated useful lives. Finite life intangible assets at December 31, 2007 and 2006 are as follows:

	December 31, 2007
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value Amount
Bond Issue Costs	15	$79,373	$7,938	$71,435
Customer Base	5	676,557	124,035	552,522
Other intangibles	3	94,347	74,513	19,834

Totals		$850,277	$206,486	$643,791

	December 31, 2006
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value Amount
Bond Issue Costs	15	$79,373	$2,649	$76,724
Other intangibles	3	37,059	30,893	6,166

Totals		$116,432	$33,542	$82,890

        Amortization expense related to these assets was as follows:

Year ended December 31, 2007	$172,944
Year ended December 31, 2006	205,790

        Estimated future annual amortization expense related to these assets is expected to be as follows:

Year ended December 31, 2008	$150,000
Year ended December 31, 2009	150,000
Year ended December 31, 2010	141,000
Year ended December 31, 2011	141,000
Year ended December 31, 2012	17,000
Thereafter	45,000

  Impairment Analysis

        We evaluate property and equipment and intangible assets with finite lives for impairment and for propriety of the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge would be recorded to reduce the carrying amount to the asset's estimated fair value.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 1    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Preferred Stock

        Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2007 and 2006.

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

  Advertising

        Advertising costs are charged to operations as incurred. The total amount charged to expense was $160,343 and $168,448 for the years ended December 31, 2007 and 2006, respectively

  Income Taxes

        We account for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 1    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Fair Value of Financial Instruments

        The carrying amounts of all financial instruments approximate their fair values. The carrying amounts for cash, receivables, payables, accrued liabilities and the line of credit approximate fair value because of the short maturity of these instruments. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the carrying value of our long-term debt approximates its fair value.

  Stock Based Compensation

        Our 2007 and 2006 consolidated financial statements reflect the impact of SFAS No. 123R, Share-Based Payment ("SFAS 123R"). Stock-based compensation expense recognized under SFAS 123R was $255,012 ($.07 per diluted common share) for 2007 and $188,259 ($.05 per diluted common share) for 2006. See Note 9 for additional information.

  Derivative Financial Instruments

        SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended, defines derivatives and requires that they be carried at fair value on the balance sheet. On June 28, 2006, we entered into an interest rate swap agreement to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate. The change in market value of an interest rate swap is recognized on the balance sheet by a charge or credit to interest expense. Further information related to our interest rate swap is disclosed in Note 5.

  Net Income Per Common Share

        Basic net income per common share is computed using the weighted-average number of common shares outstanding. Diluted net income per common share is computed using the weighted-average number of common shares outstanding and potential common shares from the assumed exercise of stock options outstanding during the period using the treasury stock method.

  Uncertain Tax Positions

        Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, ("FIN 48"). In accordance with FIN 48, we recognize the benefit of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As a result of the implementation of FIN 48, we recognized a $32,000 liability for unrecognized income tax benefits, which is included in income taxes payable, as an adjustment to the January 1, 2007 retained earnings balance (See Note 6).

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 1    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, that SFAS 157 will have on our results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable, and issued debt. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings.

        SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, that SFAS 159 will have on our results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141 and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity's equity, as well as requiring expanded disclosures. SFAS 141R and SFAS 160 are effective as of the beginning of an entity's fiscal year beginning after December 15, 2008. We are currently assessing the impact, if any, that SFAS 141R and SFAS 160 will have on our results of operations and financial position.

  Supplemental Cash Flow Information

        We paid $615,597 and $1,090,540 in income taxes for the years ended December 31, 2007 and 2006, respectively. We paid interest expense of $1,100,467 and $746,519 for the years ended December 31, 2007 and 2006, respectively.

        For the year ended December 31, 2007, we had noncash operating activities of $32,000, representing the cumulative effect of FIN 48 adoption, and noncash investing activities of $200,000 attributable to the earnout payment accrual for our Garner, Iowa acquisition. For the year ended December 31, 2006 we issued common stock on a restricted basis, resulting in noncash financing activities of $188,259.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 1    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Segment Reporting Information

        Our results of operations for the years ended December 31, 2007 and 2006 represent a single segment referred to as Contract Manufacturing. Export sales represent approximately 4% and 5% of consolidated sales for the years ended December 31, 2007 and 2006, respectively.

        Long-lived assets by country are as follows:

	United States	Mexico	Total
2007
Net property and equipment	$8,453,187	$471,495	$8,924,682
Other assets	1,449,697	7,726	1,457,423
2006
Net property and equipment	$7,700,481	$554,687	$8,255,168
Other assets	862,396	7,726	870,122

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

NOTE 2    PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of our wholly owned subsidiary, Manufacturing Assembly Solutions of Monterrey, Inc. All significant intercompany accounts and transactions have been eliminated.

NOTE 3    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 3    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK (Continued)

        Two divisions of General Electric, Co. (G.E.) combined accounted for 10% or more of our net sales during the past two years. G.E.'s Medical and Transportation Divisions together accounted for 17% of our net sales for the years ended December 31, 2007 and 2006. Accounts receivable from G.E.'s Medical and Transportation Divisions at December 31, 2007 and 2006 represented 10% and 14% of our total accounts receivable, respectively. Additionally, Northrop Grumman Corp. accounted for 16% and 10% of our net sales for the years ended December 31, 2007 and 2006, respectively. Accounts receivable from Northrop Grumman at December 31, 2007 and 2006 represented 21% and 15% of our total accounts receivable, respectively.

        Historically, we have not experienced significant losses on customer receivable collections in any particular industry or geographic area.

NOTE 4    ACCRUED HEALTH AND DENTAL CLAIMS

        We have partially self-insured our employee health and dental plans. We have contracted with two separate administrative service companies to supervise and administer the programs and act as representatives. Our health plan insures for excessive or unexpected claims and we are not liable for claims exceeding $80,000 per individual per plan year and an estimated aggregate amount of $4,317,000 for the plan year ending August 2008. Our dental plan pays claims based on actual amounts incurred. Estimated unpaid claims for incurred health and dental services of $380,000 and $325,000 are reflected as accrued liabilities on the balance sheet at December 31, 2007 and 2006, respectively.

NOTE 5    LONG-TERM DEBT

        On February 2, 2007, we entered into a 7th amendment to our credit agreement with Wells Fargo Bank, N.A. (WFB) increasing our line of credit arrangement from $10 million to $15 million and extending the maturity date of the line of credit to April 30, 2009.

        Additionally, in connection with the acquisition of Suntron's Midwest Operations discussed in Note 12, the 7th amendment increased our real estate term note balance and extended the maturity date to May 31, 2012. Per the 7th amendment, both the line of credit and real estate term note are subject to variations in the LIBOR rates. The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2007, we have net unused availability under our line of credit of $7,849,573. The line is secured by substantially all of our assets.

        During 2007 our line of credit bore interest at LIBOR + 2.75% (6.97% at December 31, 2007) per the conditions met under the 7th Amendment. During 2006, our line of credit bore interest at prime (8.25% at December 31, 2006). The weighted-average interest rate on our line of credit was 8.21% and 7.77% for the years ended December 31, 2007 and 2006, respectively. We had borrowings of $5,635,076 and $4,694,027 outstanding as of December 31, 2007 and 2006, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 5    LONG-TERM DEBT (Continued)

        A summary of long-term debt balances at December 31, 2007 and 2006 is as follows:

Description	2007	2006
Term notes payable—Wells Fargo Bank Minnesota, N.A., one note bears interest at LIBOR + 2.25% (approx. 7.125%), three notes bear interest at 6.30%, 7.31%, and 6.67%, respectively; combined monthly principal payments of $100,306 plus interest, maturities range from July 2008 to May 2012; secured by substantially all assets	$4,706,898	$3,109,782
Industrial revenue bond payable to the City of Blue Earth, Minnesota at December 31, 2007 bears interest at 4.07% and has a maturity date of June 1, 2021, with principal of $130,000 payable annually on June 1	1,310,000	1,440,000
Notes paid off during 2007	—	484,000

Total long-term debt	6,016,898	5,033,782
Current maturities of long-term debt	(1,176,209)	(1,524,743)

Long-term debt—net of current maturities	$4,840,689	$3,509,039

        On June 28, 2006, we entered into an interest rate swap agreement with a notional amount of $1,440,000 to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011. The fair value of the swap at December 31, 2007 was recorded as a long-term liability of $42,919, with the change in the fair value recorded as a component of interest expense.

        Future maturity requirements for long-term debt are as follows:

Years Ending December 31,	Amount
2008	$1,176,000
2009	794,000
2010	647,000
2011	348,000
2012	2,331,000
Future	721,000

$6,017,000

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 6    INCOME TAXES

        The income tax expense for the years ended December 31, 2007 and 2006 consists of the following:

	2007	2006
Current taxes—Federal	$907,400	$506,000
Current taxes—State	114,000	75,000
Current taxes—Foreign	21,000	31,000
Deferred taxes—Federal	(130,400)	(47,000)
Deferred taxes—State	(14,000)	5,000
Deferred taxes—Foreign	—	—

Income tax expense	$898,000	$570,000

        The statutory rate reconciliation for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Statutory federal tax provision	$842,000	$640,000
State income taxes, net of federal benefit	109,000	49,000
Effect of foreign operations	(3,000)	11,000
Income tax credits	(69,000)	(140,000)
Other, including benefit of income taxed at lower rates	19,000	10,000

Income tax expense	$898,000	$570,000

        Income from operations before income taxes was derived from the following sources:

	2007	2006
Domestic	$2,406,000	$1,852,000
Foreign	71,000	30,000

Total	$2,477,000	$1,882,000

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 6    INCOME TAXES (Continued)

        Deferred tax assets (liabilities) at December 31, 2007 and 2006, consist of the following:

	2007	2006
Allowance for doubtful accounts	$69,000	$83,000
Inventory reserves	489,000	486,000
Accrued vacation	314,000	287,000
Health insurance reserve	143,000	144,000
Non-compete amortization	417,000	410,000
Stock-based compensation	75,000	40,000
Other	157,000	42,000

Deferred tax assets	1,664,000	1,492,000

Prepaid expenses	(180,000)	(167,000)
Property and equipment	(206,600)	(192,000)

Deferred tax liabilities	(386,600)	(359,000)

Net deferred tax assets	$1,277,400	$1,133,000

Net current deferred tax assets	$974,000	$856,000
Net non-current deferred tax assets	303,400	277,000

Net deferred tax assets	$1,277,400	$1,133,000

        We have determined that it is more likely than not that our deferred tax assets will be realized, principally through anticipated taxable income in future tax years. As a result, we have determined that establishing a valuation allowance on our deferred tax assets is not necessary. In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109", which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We adopted FIN 48 on January 1, 2007. As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we recognized a $32,000 income taxes payable liability for unrecognized income tax benefits, as an adjustment to the January 1, 2007 retained earnings balance.

        We also recorded an additional $8,000 of income taxes payable and expense for unrecognized 2007 income tax benefits. The $32,000 of unrecognized tax benefits as of January 1, 2007 and the additional $8,000 as of December 31, 2007, includes unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate.

        Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2007 and as of the

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 6    INCOME TAXES (Continued)

adoption of FIN 48 was not significant. Interest is computed on the difference between our uncertain tax benefit positions under FIN 48 and the amount deducted or expected to be deducted in our tax returns.

        Due to statute expiration, an approximate $12,000 decrease could occur with respect to our FIN 48 reserve in the next twelve months. This reserve, including associated interest, relates to federal research tax credits.

        We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2004. We are not currently under examination by any taxing jurisdiction.

NOTE 7    COMPREHENSIVE INCOME

        Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes income (loss) resulting from foreign currency translations. The details of comprehensive income are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Net income, as reported	$1,579,013	$1,311,778
Other comprehensive loss:	(4,703)	(2,147)

Comprehensive income	$1,574,310	$1,309,631

NOTE 8    401(K) RETIREMENT PLAN

        We have a 401(k) profit sharing plan (the "Plan") for our employees. The Plan is a defined contribution plan covering all of our employees except for employees covered by a collective bargaining agreement and non-resident aliens earning non-U.S. source income. Employees are eligible to participate in the Plan after completing six months of service and attaining the age of 21. Employees are allowed to contribute up to 60% of their wages to the Plan. We match 25% of the employees' contribution up to 6% of covered compensation. We made contributions of $218,393 and $167,031 during the years ended December 31, 2007 and 2006, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 9    GAINSHARING INCENTIVE, STOCK OPTION AND RESTRICTED STOCK PLANS

Employee Gainsharing

        During 1993, we adopted an employee gainsharing plan (the "Plan"). The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. We have authorized 50,000 common shares to be available under this Plan. In accordance with the terms of the Plan, employees can acquire newly issued shares of common stock for 90% of the current market value. During 2007 and 2006, 159 and 32 common shares, respectively, were issued in connection with this plan. Through December 31, 2007, 22,014 common shares have been issued under this Plan.

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

        During 2003, our shareholders approved the adoption of the Nortech Systems Incorporated 2003 Stock Option Plan (the "2003 Plan"). The total number of shares of common stock that could have been granted under the 2003 Plan was 300,000. On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the "2005 Plan") and eliminated the remaining 172,500 option shares available for grant under the 2003 Plan effective February 23, 2005. The total number of shares of common stock that may be granted under the 2005 Plan is 200,000, of which 39,500 remain available for grant at December 31, 2007. The 2005 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

        During 2007, the Board of Directors approved the adoption of the FOCUS Incentive Plan (the "2007 Plan"). The purpose of the 2007 Plan is to provide incentives to our employees to increase our return on Sales "ROS" performance measurement. The total number of shares of common stock that may be granted under the 2007 Plan is 490,000, of which 30,000 remain available for grant at December 31, 2007. The 2007 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options expire no later than 10 years from the date of grant. However, the FOCUS plan is unique from the preceding Plans in that vesting of options is conditional upon our achievement of established performance measurements as follows:

  •
  If we achieve 1.95% ROS for any of the three years ending 2007, 2008, or 2009, one-third of the options will vest.

  •
  If we achieve 3% ROS for either of the two calendar years 2008 or 2009, one-third of the options will vest.

  •
  If we achieve 4% ROS for the calendar year 2009, the remaining one-third of the options will vest.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 9    GAINSHARING INCENTIVE, STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2007:

Exercise Prices	Outstanding 12/31/2007	Exercisable 12/31/2007	Remaining Contractual Life
$3.125	22,000	22,000	2.16 Years
4.000	2,000	2,000	2.42 Years
5.275	20,000	20,000	7.38 Years
5.500	4,000	4,000	1.00 Years
5.740	20,000	20,000	6.84 Years
7.110	4,000	4,000	4.81 Years
7.220	50,000	50,000	5.12 Years
7.440	73,500	49,000	8.19 Years
7.460	20,000	20,000	6.34 Years
7.500	460,000	—	9.53 Years
7.790	67,000	—	8.84 Years
8.000	67,000	67,000	5.95 Years

	809,500	258,000

        Following is a summary of the stock option plan activity during 2007 and 2006.

	2007		2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding, beginning of year	391,500	$6.84	287,000	$6.27
Options exercised	(40,000)	5.00	(28,000)	4.53
Options cancelled	(2,000)	8.00	(8,000)	8.00
Options granted	460,000	7.50	140,500	7.61

Options outstanding, end of year	809,500	$7.30	391,500	$6.84

Option price range of exercised options	$5.00		$3.13 - 5.00

        SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the consolidated statement of operations over the requisite service periods. Share-based compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, is based on the grant date fair value estimated in accordance with the provisions of SFAS 123. For options granted subsequent to December 31, 2005, compensation expense is based on the grant date fair value estimated in accordance with SFAS 123R. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS 123R requires

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 9    GAINSHARING INCENTIVE, STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        During July 2007, a total of 460,000 options were granted under the Focus Incentive Plan to our management and directors with the exercise price equaling the closing price of the common shares on the date of the grant. To calculate the option-based compensation under SFAS 123R, we used the Black-Scholes option-pricing model. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables as noted in the following table. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on our historical experience.

	2007	2006
Expected volatility	51.10%	52.20% - 61.60%
Expected dividends	None	None
Expected term (in years)	7	5 - 6
Risk-free rate	5.02%	4.55 - 4.85%

Stock Options with Time-Based Vesting

        Total compensation expense related to stock options with time-based vesting for the years ended December 31, 2007 and 2006 was $185,112 and $118,356, respectively. As of December 31, 2007 there was approximately $292,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of 1.48 years.

Stock Options with Performance-Based Vesting

        As mentioned previously, the vesting of options granted in July 2007 is conditional upon our achievement of established performance measurements. At December 31, 2007, management has estimated the probability of achieving any of the performance goals is less than 50%, thus in accordance with provisions of SFAS 123R, no compensation expense has been recorded for the year ended December 31, 2007. As of December 31, 2007 there was approximately $1,990,000 of unrecognized compensation expense relating to the performance-based stock options.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 9    GAINSHARING INCENTIVE, STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

        A summary of option activity under the Plan as of December 31, 2007, and changes during the year then ended is presented below

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2007	391,500	$6.84
Granted	460,000	7.50
Exercised	(40,000)	5.00
Forfeited	(2,000)	8.00

Outstanding—December 31, 2007	809,500	$7.30	8.31	$119,550

Exercisable on December 31, 2007	258,000	$6.81	5.98	$119,550

        The weighted-average grant-date fair values of options granted during 2007 and 2006 were $4.40 and $4.29, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 were $105,720 and $78,490, respectively. At December 31, 2006, 275,500 shares were exercisable.

        A summary of the status of our nonvested shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

Nonvested Shares	Shares	Weigted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	116,000	$4.29
Granted	460,000	4.40
Vested	(24,500)	4.32

Nonvested at December 31, 2007	551,500	$4.38

        Cash received from option exercise under all share-based payment arrangements for the year ended December 31, 2007 and 2006 was $201,100 and $126,978, respectively. SFAS 123R also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $38,000 and $88,000 for the year ended December 31, 2007 and 2006, respectively.

  Restricted Stock

        In March 2006, 28,500 shares of restricted common stock were granted to our management and directors. This benefit was valued at the market price of the stock on the date of grant. These awards vest over a three-year term and are expensed ratably over the same period. The arrangements contained an acceleration condition whereby if we attain certain financial measurements, the awards

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 9    GAINSHARING INCENTIVE, STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

would vest in their entirety. The acceleration conditions were not met, thus the awards will continue to vest ratably over the full vesting period as stated in the agreement. Total compensation expense related to restricted stock included in the statements of income for the year ended December 31, 2007 and 2006 was $69,900 for each year. The following is the status of our restricted shares as of December 31, 2007, including changes during the year ended December 31, 2007:

	Restricted Shares	Weighted-Average Grant
Outstanding—January 1, 2007 through December 31, 2007	28,500	$7.44

Exercisable on December 31, 2007	19,000	$7.44

        As of December 31, 2007 and 2006, there was approximately $70,000 and $140,000, respectively, of unrecognized compensation expense related to unvested restricted stock awards. The remaining unrecognized compensation of $70,000 at December 31, 2007 is expected to be recognized in 2008.

NOTE 10    COMMITMENTS AND CONTINGENCIES

Operating Leases

        The company has various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2011.

        Rent expense, which includes amounts for other short-term leases, for the years ended December 31, 2007 and 2006 amounted to approximately $1,015,000 and $863,000 respectively.

        Approximate future minimum lease payments are as follows:

Years Ending December 31,	Amount
2008	$347,000
2009	251,000
2010	124,000
2011	38,000

Total	$760,000

Litigation

        We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 10    COMMITMENTS AND CONTINGENCIES (Continued)

Executive Life Insurance Plan

        During 2002, we set up an Executive Bonus Life Insurance Plan (the "Plan") for our key employees ("participants"). Pursuant to the Plan, we will pay a bonus to officer participants of 15% and a bonus to all other participants of 10% of the participants' base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant may be required to reimburse us for any unvested amounts, under certain circumstances. Expenses under the Plan were $304,000 and $290,000 for the years ended December 31, 2007 and 2006, respectively.

Change of Control Agreements

        During 2002, we entered into Change of Control Agreements (the "Agreement(s)") with certain key executives ("the Executive(s)"). The Agreements provide an inducement for each Executive to remain as an employee in the event of any proposed or anticipated change of control in the organization, including facilitating an orderly transition, and to provide economic security for the Executive after a change in control has occurred.

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

NOTE 11    EARNINGS PER COMMON SHARE

        The following is a reconciliation of the numerators and the denominators of the diluted per common share computations.

	2007	2006
Diluted Earnings Per Common Share
Net Income	$1,579,013	$1,311,778

Weighted average common shares outstanding	2,690,717	2,628,635
Stock options	29,030	45,778
Restricted Stock	5,139	8,041

Weighted average common shares for diluted earnings per common share	2,724,886	2,682,454

Diluted earnings per common share*	$0.58	$0.49

*
For 2007 and 2006, there were approximately 267,609 and 42,962 shares, respectively, which were not "in the money" and therefore were excluded from the computation of diluted earnings per share because to include them would be antidilutive.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 12    BUSINESS ACQUISITION

Acquisition of Suntron's Midwest Operations

        On February 4, 2007, we purchased substantially all of the assets and assumed certain liabilities of Suntron's Midwest Operations located in Garner, Iowa. This operation is an Electronics Manufacturer Service (EMS) provider of printed circuit board assemblies, box build assemblies and repair services. This acquisition will strengthen our capabilities in printed circuit board assemblies and high level complete box build assemblies while opening new market segments in the agriculture and oil and gas industries.

        We accounted for the acquisition under the purchase method of accounting in accordance with SFAS 141, "Business Combinations". Accordingly, the purchase price has been allocated to the tangible and identified intangible assets acquired and liabilities assumed based on our estimates of fair value at the acquisition date.

        The purchase agreement called for a contingent earn-out of up to $600,000 if certain revenue levels are achieved. Based on our review of actual revenue levels of the acquired business, we have performed a final assessment of the earn-out payment calculation and calculated it to be $200,000. As such, we have included this amount in our other accrued liabilities as of December 31, 2007.

        The following table presents further information on the aforementioned business acquisition and the allocation of the purchase price:

Accounts receivable	$1,981,000
Inventories	2,283,000
Other current assets	88,000
Property, plant and equipment	822,000
Finite lived Intangibles	734,000
Accounts payable assumed	(819,000)
Accrued compensation and other liabilities assumed	(81,000)

Net assets acquired and liabilities assumed	$5,008,000

Cash consideration Paid	$4,808,000
Accrual for earnout payment	200,000

Total purchase price	$5,008,000

        The finite life intangibles of $734,000 include a customer base of approximately $676,000, being amortized over an estimated life of five years, a non-competition agreement of approximately $29,000 being amortized over an estimated life of three years, and a customer backlog of approximately $29,000 being amortized over six months. For tax purposes, these assets are deductible over a 15-year period. This difference gives rise to deferred income taxes.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

NOTE 12    BUSINESS ACQUISITION (Continued)

        The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2006:

	Pro Forma Year Ended
	2007	2006
	(unaudited)
Net Sales	$119,259,000	$117,745,000
Net Income	$1,553,000	$1,398,000

Basic earnings per common share	0.57	0.53

Diluted earnings per common share	0.56	0.52

        The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented.

Report of Independent Registered Public Accounting Firm on Supplementary Information

To the Board of Directors
Nortech Systems Incorporated and Subsidiary

        Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements for the years ended December 31, 2007 and 2006 and, in our opinion, is fairly stated in all material respects in relation to such basic consolidated financial statements taken as a whole.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 14, 2008

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY
SCHEDULE II—Valuation and Qualifying Accounts
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Classification	Balance at Beginning of Year	Additions Charged to Costs And Expenses	Add (Deduct)	Balance at End of Year
Year Ended December 31, 2007:
Allowance for Uncollectible Accounts	$219,690	70,716	(106,582)	$183,824
Inventory Reserve	$1,295,656	1,054,246	(1,046,418)	$1,303,484
Self-insurance Accrual	$325,000	5,214,567	(5,159,567)	$380,000
Year Ended December 31, 2006:
Allowance for Uncollectible Accounts	$296,563	180,877	(257,750)	$219,690
Inventory Reserve	$1,218,434	900,680	(823,458)	$1,295,656
Self-insurance Accrual	$271,104	3,861,867	(3,807,971)	$325,000

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in the Company's Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        (b)    Changes in internal control.    There was no change in the Company's internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 2007 proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2008 and said portions of the proxy statement are incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding executive compensation of the Registrant will be included in the Registrant's 2007 proxy statements to be filed with the Securities and Exchange Commission not later than April 30, 2008 and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 2007 proxy statements to be filed with the Securities and Exchange Commission no later than April 30, 2008 and said portions of the proxy statements are incorporated herein by reference.

        Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant's 2007 proxy statements to be filed with the Securities and Exchange Commission no later than April 30, 2008 and said portions of the proxy statements are incorporated herein by reference.

        The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2007.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	809,500	$7.304	69,500
Equity compensation plans not approved by security holders	0	0	0

Total	809,500	$7.304	69,500

(1)
Represents common shares issuable upon the exercise of outstanding options granted under our 1992 Employee Stock Incentive Plan (the "1992 Plan"), the 2003 Stock Option Plan (the "2003 Plan"), the 2005 Incentive Compensation Plan (the "2005 Plan") and the 2007 FOCUS Incentive Compensation Plan (the "2007 Plan").

(2)
Represents common shares remaining available under the 2005 and 2007 Plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is included under the captions "Certain Transactions" and "Executive Compensation—Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is included under the caption "Miscellaneous-Independent Auditor Fees" in the Proxy Statement and, when the Proxy Statement is filed, will be incorporated herein by reference.

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
(a)2.
Consolidated Financial Schedule—The following consolidated financial statement schedule supporting the consolidated financial statements and the Accountants' report thereon is included in this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firms on Supplementary Information	47
Consolidated Financial Statements Schedule for the years ended December 31, 2007 and 2006
II Valuation and Qualifying Accounts	48

        All other schedules are omitted since they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

        The following exhibits accompany our Annual Report on Form 10-K for the year ended December 31, 2007.

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

NORTECH SYSTEMS INCORPORATED
March 17, 2008	By:	/s/ Richard G. Wasielewski Richard G. Wasielewski Chief Financial Officer and Principal Accounting Officer
March 17, 2008	By:	/s/ Michael J. Degen Michael J. Degen President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

March 17, 2008	/s/ Michael J. Degen Michael J. Degen President, Chief Executive Officer and Director
March 17, 2008	/s/ Myron Kunin Myron Kunin Chairman and Director
March 17, 2008	/s/ Richard W. Perkins Richard W. Perkins, Director
March 17, 2008	/s/ C. Trent Riley C. Trent Riley, Director
March 17, 2008	/s/ Ken Larson Ken Larson, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
NORTECH SYSTEMS INCORPORATED ANNUAL REPORT ON FORM 10K TABLE OF CONTENTS
NORTECH SYSTEMS INCORPORATED FORM 10-K For the Year Ended December 31, 2007 PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY TABLE OF CONTENTS DECEMBER 31, 2007 AND 2006
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Report of Independent Registered Public Accounting Firm
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2007 AND 2006
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
Report of Independent Registered Public Accounting Firm on Supplementary Information
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY SCHEDULE II—Valuation and Qualifying Accounts FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES
SIGNATURES
INDEX TO EXHIBITS