Form 10-K/A
period 2007-12-31
NORTECH SYSTEMS INC
filed 2008-05-13
CIK 722313

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

        This Amendment No. 1 on Form 10-K/A is being filed by Nortech Systems, Inc. to include the date the certification was duly executed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The date of the certification was inadvertently omitted from Exhibit 32.1 filed with our Annual Report on Form 10-K on March 17, 2008. This Amendment No. 1 on Form 10-K/A is filed solely to correct such omission. The certification attached as Exhibit 32.1 hereof amend and restate the exhibit of the same number filed with our Annual Report on Form 10-K on March 17, 2008.

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

NORTECH SYSTEMS INCORPORATED
May 13, 2008	By:	/s/ Richard G. Wasielewski Richard G. Wasielewski Chief Financial Officer and Principal Accounting Officer
May 13, 2008	By:	/s/ Michael J. Degen Michael J. Degen President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

May 13, 2008	/s/ Michael J. Degen Michael J. Degen President, Chief Executive Officer and Director
May 13, 2008	/s/ Myron Kunin Myron Kunin Chairman and Director
May 13, 2008	/s/ Richard W. Perkins Richard W. Perkins, Director
May 13, 2008	/s/ C. Trent Riley C. Trent Riley, Director
May 13, 2008	/s/ Ken Larson Ken Larson, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Explanatory Note
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