Form 10-Q
period 2008-03-31
NORTECH SYSTEMS INC
filed 2008-05-14
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices: 1120 Wayzata Blvd E., Suite 201, Wayzata, MN 55391

Telephone number: (952) 345-2244

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of $.01 par value common stock outstanding at May 1, 2007 - 2,714,920

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2008	2007
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$138,784	$888,036
Accounts Receivable, Less Allowance for Uncollectible Accounts of $207,000 and $198,000, respectively	18,950,804	15,366,965
Inventories, Less Inventory Reserves of $1,297,000 and $1,303,000 respectively	21,591,123	18,876,464
Prepaid Expenses	472,309	512,884
Deferred Income Taxes	1,084,000	974,000

Total Current Assets	42,237,020	36,618,349

Property and Equipment
Land	300,000	300,000
Building and Leasehold Improvements	6,444,348	6,435,732
Manufacturing Equipment	10,476,338	10,140,802
Office and Other Equipment	3,736,073	3,687,441
Construction in Progress	195,755	146,081

Total Property and Equipment	21,152,514	20,710,056

Accumulated Depreciation	(12,201,600)	(11,785,374)

Net Property and Equipment	8,950,914	8,924,682

Other Assets
Restricted Cash	427,500	427,500
Finite Life Intangibles	606,906	643,791
Goodwill	75,006	75,006
Deferred Income Taxes	292,000	303,400
Deposits	7,726	7,726

Total Other Assets	1,409,138	1,457,423

Total Assets	$52,597,072	$47,000,454

See Accompanying Condensed Notes to Consolidated Financial Statements

	MARCH 31	DECEMBER 31
	2008	2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Bank Note Payable	$7,893,691	$5,635,076
Current Maturities of Long-Term Debt	1,131,736	1,176,209
Accounts Payable	13,293,254	10,627,381
Accrued Payroll and Commissions	2,992,163	2,845,557
Accrued Health and Dental Claims	380,000	380,000
Other Accrued Liabilities	962,390	922,607
Income Taxes Payable	259,856	219,167
Total Current Liabilities	26,913,090	21,805,997

Long-Term Liabilities
Long-Term Debt (Net of Current Maturities)	4,609,598	4,840,689
Other Long-Term Liabilities	56,287	42,919
Total Long-Term Liabilities	4,665,885	4,883,608

Total Liabilities	31,578,975	26,689,605

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,714,920 and 2,714,888 Shares Issued and Outstanding at March 31, 2008 and December 31, 2007, respectively	27,149	27,149
Additional Paid-In Capital	15,178,454	15,111,179
Accumulated Other Comprehensive Loss	(13,736)	(27,882)
Retained Earnings	5,576,230	4,950,403

Total Shareholders’ Equity	21,018,097	20,310,849

Total Liabilities and Shareholders’ Equity	$52,597,072	$47,000,454

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31
	2008	2007

Net Sales	$31,229,362	$27,994,462

Cost of Goods Sold	26,436,010	24,357,115

Gross Profit	4,793,352	3,637,347

Operating Expenses:
Selling Expenses	1,337,001	1,194,362
General and Administrative Expenses	2,218,553	1,791,606
Total Operating Expenses	3,555,554	2,985,968

Income From Operations	1,237,798	651,379

Other Income (Expense)
Interest Income	4,239	7,553
Miscellaneous Expense, net	(9,734)	(5,577)
Interest Expense	(213,476)	(227,461)
Total Other Expense	(218,971)	(225,485)

Income Before Income Taxes	1,018,827	425,894

Income Tax Expense	393,000	139,000

Net Income	$625,827	$286,894

Earnings Per Common Share:

Basic	$0.23	$0.11
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,705,389	2,675,069

Diluted	$0.23	$0.11
Weighted Average Number of Common Shares Outstanding Plus Effect of Dilutive Common Stock Options	2,729,703	2,713,847

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31
	2008	2007
Cash Flows From Operating Activities
Net Income	$625,827	$286,894
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation	423,774	378,129
Amortization	36,885	31,913
Stock-Based Compensation Awards	67,090	63,753
Other	13,368	2,682
Deferred Income Taxes	(98,600)	(87,000)
Gain on Disposal of Property and Equipment	(1,000)	—
Foreign Currency Transaction (Gain) Loss	10,468	(6,260)
Changes in Current Operating Items, Net of Acquisition:
Accounts Receivable	(3,578,306)	(516,657)
Inventories	(2,714,659)	(266,798)
Prepaid Expenses and Other Assets	40,937	94,216
Income Taxes Payable	30,481	217,085
Accounts Payable	2,663,424	72,791
Accrued Payroll and Commissions	140,703	(940,276)
Other Accrued Liabilities	49,384	144,656
Net Cash Used in Operating Activities	(2,290,224)	(524,872)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	1,000	—
Business Acquisition	—	(4,781,145)
Purchase of Property and Equipment	(443,551)	(243,999)
Net Cash Used in Investing Activities	(442,551)	(5,025,144)

Cash Flows from Financing Activities:
Net Change in Line of Credit	2,258,615	4,536,219
Proceeds from Long-Term Debt	—	1,668,195
Payments on Long-Term Debt	(275,564)	(763,094)
Issuance of Common Stock	185	200,173
Net Cash Provided by Financing Activities	1,983,236	5,641,493

Effect of Exchange Rate Changes on Cash	287	(616)
Net Increase (Decrease) in Cash and Cash Equivalents	(749,252)	90,861
Cash and Cash Equivalents - Beginning	888,036	725,891
Cash and Cash Equivalents - Ending	$138,784	$816,752

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$200,478	$218,532
Cash paid during the period for income taxes	465,100	21,629

Supplemental Schedule of Noncash Operating Activity:
Cumulative effect of FIN 48 adoption	$—	$32,000

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

The accounting principles followed in the preparation of the consolidated financial information contained on Form 10-Q are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2007, some of which have been included herein.

Revenue Recognition

We recognize revenue upon shipment of manufactured products to customers, when title has passed, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. We also provide engineering services separate from the manufacture of a product. Revenue for engineering services is recognized upon completion of the engineering process, providing standalone fair value to our customers. Our engineering services are short-term in nature. In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized upon completion of the repairs, and the repaired products are shipped back to the customer.  Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Stock-Based Compensation

We have two types of stock-based compensation awards consisting of restricted stock and stock options.  Following is a summary of the key terms and methods of valuation for our stock-based compensation awards.

Restricted Stock

On March 7, 2006, 28,500 shares of restricted common stock were granted to our management and directors.  This benefit was valued at the market price of the stock on the date of grant.  These awards vest over a three-year term and are expensed ratably over the same period.  We recorded compensation expense of $17,475 for the three months ended March 31, 2008 and 2007.  The following is the status of our restricted shares as of March 31, 2008:

	Restricted Shares	Weighted- Average Grant Date Fair Value

Outstanding - January 1, 2008 through March 31, 2008	28,500	$7.44

Vested - March 31, 2008	19,000	$7.44

As of March 31, 2008, there was approximately $52,000 of unrecognized compensation expense related to unvested restricted stock awards to be recognized over a weighted-average period of .75 years.

Stock Options

On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the “2005 Plan”).  The total number of shares of common stock that may be granted under the 2005 Plan is 200,000, of which 39,500 remain available for grant at March 31, 2008.  The 2005 Plan provides that option shares granted come from our authorized but unissued common stock.  The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant.  Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

On July 11, 2007, the Board of Directors approved the adoption of the FOCUS Incentive Plan (the “2007 Plan”).  The total number of shares of common stock that may be granted under the 2007 Plan is 490,000 of which 32,600 remain available for grant at March 31, 2008.  The 2007 Plan also provides that option shares granted come from our authorized but unissued common stock.  The purpose of the 2007 Plan is to provide incentives to our employees to increase our return on sales (“ROS”) performance measurement.  The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant.  Options expire no later than 10 years from the date of grant.  However, the FOCUS plan is unique from the preceding Plan in that vesting of options is conditional upon our achievement of established performance measurements as follows:

•                  If we achieve 1.95% ROS for any of the three years ending 2007, 2008, or 2009, one-third of the options will vest.

•                  If we achieve 3% ROS for either of the two calendar years 2008 or 2009, one-third of the options will vest.

•                  If we achieve 4% ROS for the calendar year 2009, the remaining one-third of the options will vest.

Following is the status of our stock option plan as of March 31, 2008, including changes during the three-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2008	809,500	$7.30
Granted	7,400	$6.35
Exercised	—	$—
Forfeited	(10,000)	$7.50
Outstanding - March 31, 2008	806,900	$7.29	8.06	$100,510
Exercisable - March 31, 2008	280,330	$6.89	5.96	$100,510

To calculate the fair value of option-based awards under Statement of Financial Accounting Standard No. 123R (SFAS 123R), we used the Black-Scholes option-pricing model.  Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options.  The expected volatility and holding period of options are based on our historical experience.  For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is also based on historical data.  The variables used for the grants for the three months ended March 31, 2008 are below.  There were no grants during the three months ended March 31, 2007.

•                  Expected volatility of 46%

•                  Risk-free interest rate of 3.1%

•                  Expected life of 7 years

•                  Expected dividend yield – 0%

The weighted-average grant date fair value of options granted for the three months ended March 31, 2008 was $3.28 per common share.

Stock Options with Time-Based Vesting

Total compensation expense related to stock options with time-based vesting for the three months ended March 31, 2008 and 2007 was $49,615 and $46,278, respectively.  As of March 31, 2008 we have 345,900 time-based options outstanding.

As of March 31, 2008, there was approximately $242,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of 1.23 years.

Stock Options with Performance-Based Vesting

As mentioned previously, the vesting of options granted in July 2007 and March 2008 are conditional upon our achievement of established performance measurements. At March 31, 2008, management has estimated the probability of achieving any of the performance goals is less than 50%, thus in accordance with provisions of SFAS 123R, no compensation expense has been recorded for the three months ended March 31, 2008.

As of March 31, 2008 we have 457,400 performance-based options outstanding.  There was approximately $1,961,000 of unrecognized compensation expense available to be earned and expensed in future periods up through December 2009 on performance-based stock options.

 Segment Reporting Information

Our results of operations for the three months ending March 31, 2008 and 2007 represent a single segment referred to as Contract Manufacturing.  Export sales represent 3% and 4% of consolidated net sales for the three-month periods ended March 31, 2008 and 2007, respectively.

Long-lived assets by country are as follows:

	United States	Mexico	Total
March 31, 2008
Net Property and Equipment	$8,513,103	$437,811	$8,950,914
Other Assets	1,401,412	7,726	1,409,138

December 31, 2007
Net Property and Equipment	$8,453,187	$471,495	$8,924,682
Other Assets	1,449,697	7,726	1,457,423

Finite Life Intangible Assets

Finite life intangible assets at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	15	$79,373	$9,261	$70,112
Customer Base	5	676,557	157,217	519,340
Other Intangibles	3	94,347	76,893	17,454
Totals		$850,277	$243,371	$606,906

	December 31, 2007
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	15	$79,373	$7,938	$71,435
Customer Base	5	676,557	124,035	552,522
Other Intangibles	3	94,347	74,513	19,834
Totals		$850,277	$206,486	$643,791

Amortization expense related to these assets is as follows:

Quarter ended March 31, 2008	$36,885
Quarter ended March 31, 2007	$31,913

Estimated future amortization expense related to these assets is as follows:

Remainder of 2008	$113,000
2009	150,000
2010	141,000
2011	141,000
2012	17,000
Thereafter	45,000
Total	$607,000

NOTE 2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nortech Systems Incorporated (“Nortech”) and its wholly owned subsidiary, Manufacturing Assembly Solutions of Monterrey, Inc.  All significant intercompany accounts and transactions have been eliminated.

NOTE 3. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  With regard to cash, we maintain our excess cash balances in checking accounts at three financial institutions.  We do not require collateral on our accounts receivable.  Historically, we have not suffered significant losses with respect to accounts receivable.

Two customers accounted for 10% or more of our net sales for the three-month periods ended March 31, 2008 and 2007.  Northrop Grumman Corp. accounted for 20% and 16% of net sales for the three-month periods ended March 31, 2008 and 2007, respectively.  Accounts receivable from Northrop Grumman Corp. at March 31, 2008 and 2007 represented 19% and 14% of total accounts receivable, respectively.  Additionally, G.E.’s Medical and Transportation Divisions together accounted for 16% and 19% of net sales for the three-month periods ended March 31, 2008 and 2007, respectively.  Accounts receivable from G.E.’s Medical and Transportation Divisions represented 10% and 13% of total accounts receivable at March 31, 2008 and 2007, respectively.

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with WFB, which provides for a line of credit arrangement of $15 million, which expires if not renewed, on April 30, 2009.  The credit arrangement also has a real estate term note with a maturity date of May 31, 2012.  Both the line of credit and real estate term note are subject to variations in LIBOR rates.  The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  As of March 31, 2008, we are in compliance with all covenants.  On March 31, 2008, we had an outstanding balance of $7.9 million under the line of credit and unused availability of $7.1 million supported by the borrowing base level.  The line of credit is secured by substantially all of our assets.

On June 28, 2006, we received $1.4 million in exchange for an industrial revenue bond with WFB, where the City of Blue Earth, Minnesota is the issuer of the bond.  The bond, which matures on June 1, 2021, bears a variable interest rate.  The bond is payable in annual installments per the agreement with WFB.  Our first bond principal payment on June 1, 2007 was $130,000 and will be $130,000 on June 1, 2008.  The proceeds of the bond were used to purchase the facility in Blue Earth, Minnesota as well as facility upgrades and equipment to support the Blue Earth operations.

With WFB, we entered into an interest rate swap agreement with a notional amount of $1.4 million to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011.  The fair value of the swap at March 31, 2008 was recorded as a long-term liability of $56,287.

Effective January 1, 2008, we adopted SFAS No. 157 (SFAS 157), “Fair Value Measurements” for its financial instruments.  The estimated fair values of our  short-term financial instruments, including receivables and payables arising in the ordinary course of business, approximate their individual carrying amounts due to the relatively short period of time between their origination and expected realization.  The fair value of our interest rate swap (used for purposes other than trading) is the estimated amount we would pay to terminate its agreement at March 31, 2008, taking into account current interest rates and our creditworthiness.  The adoption of SFAS 157 for financial instruments did not have a material impact on our financial statements.  SFAS 157 is effective for non-financial instruments for fiscal years beginning after November 15, 2008.

NOTE 5. NET INCOME PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	For the Three-Months Ended March 31,
	2008	2007
Basic Earnings Per Common Share
Net income, as reported	$625,827	$286,894

Weighted average common shares outstanding	2,705,389	2,675,069

Basis earnings per common share	$0.23	$0.11

Diluted Earnings Per Common Share
Net income, as reported	$625,827	$286,894

Weighted average common shares Outstanding	2,705,389	2,675,069
Effect of Stock options	15,654	33,328
Effect of Restricted stock	8,660	5,540
Weighted average common shares for diluted earnings per common share	2,729,703	2,713,847

Diluted earnings per common share	$0.23	$0.11

For the three-month periods ended March 31, 2008 and 2007, 119,636 and 55,680 shares, respectively were excluded from the computation of diluted earnings per share because to include them would be antidilutive.

NOTE 6.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipate rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  The effective tax rates for the quarters ended March 31, 2008 and 2007 were 39% and 33%, respectively.  The increase in the effective tax rate from 2007 is primarily due to federal research and experimentation credits which have not yet been enacted beyond 2007.

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  On adoption, we recognized a $32,000 income tax liability for unrecognized tax benefits, which was accounted for as a cumulative change to opening retained earnings.  At March 31, 2008 we had $52,000 of net uncertain tax benefit positions that would reduce our effective income tax rate if recognized.  Due to statute expiration, a decrease could occur with respect to this FIN 48 reserve of less than $20,000 during fiscal year 2008.  This reserve, including associated interest, relates primarily to federal research tax credits taken in prior years.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Net Income, as reported	$625,827	$286,894

Other Comprehensive Income (Loss):
Currency Translation Adjustment	14,146	(10,099)

Comprehensive Income	$639,973	$276,795

NOTE 8.  RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.  SFAS 159 allows organizations to measure and report the fair market value of many financial instruments and certain other items. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces FASB Statement No. 141 and SFAS No 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R and SFAS 160 are effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  We are currently investigating the impact, if any, of adopting SFAS 161 on our financial statements.

NOTE 9.  ACQUISITION

On February 4, 2007, we purchased substantially all of the assets and assumed certain liabilities of Suntron’s Midwest Operations located in Garner, Iowa. This operation is an Electronics Manufacturer Service (EMS) provider of printed circuit board assemblies, box build assemblies and repair services. This acquisition strengthened our capabilities in printed circuit board assemblies and high level complete box build assemblies while opening new market segments in the agriculture and oil and gas industries.

The purchase agreement called for a contingent earn-out of up to $600,000 if certain revenue levels were achieved in 2007.  Based on actual revenue levels, an earn-out payment of $200,000 was made in February 2008.

The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2007:

Pro Forma
Three Months Ended
March 31, 2007
(unaudited)
Net Sales	$29,154,000

Net Income	$263,000

Basic earnings per common share	$0.10

Diluted earnings per common share	$0.10

The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition been completed as of January 1, 2007.

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

Summary:

For the quarter ended March 31, 2008, we reported net sales of $31.2 million, up 12% over the $28.0 million we reported in the same quarter of 2007.  The gross profit percentage was 15.3% and 13.0% for the first quarters of 2008 and 2007, respectively.  Income from operations for the first quarter of 2008 totaled $1,237,798, an increase of 90% over the $651,379 reported in the first quarter of 2007.  Net income for the first quarter of 2008 totaled $625,827, or $0.23 per diluted common share which is up 118% compared to $286,894, or $0.11 per diluted common share, reported in the first quarter of 2007.

(1.) Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

Three Months Ended March 31

	2008	2007
Net Sales	100.0%	100.0%
Cost of Goods Sold	84.7%	87.0%
Gross Profit	15.3%	13.0%

Selling Expenses	4.3%	4.3%
General and Administrative Expenses	7.1%	6.4%
Income from Operations	3.9%	2.3%

Other Expenses, Net	0.7%	0.8%
Income Tax Expense	1.2%	0.5%
Net Income	2.0%	1.0%

Net Sales:

We reported net sales of $31.2 million and $28.0 million for the first quarters ended March 31, 2008 and 2007, respectively, a 12% increase year over year.  The Garner, Iowa location accounted for $1.8 million of the sales increase, which is primarily attributable to having the location for a full quarter as opposed to two months in 2007.  The remaining sales increase of $1.4 million is due to increases in our Aerospace and other Electronic Circuit Board Assemblies operations.  Sales in our Cable and Wire operations remained relatively flat compared to last year.  Our 90-day order backlog as of March 31, 2008 was approximately $28.4 million, compared to approximately $27.3 million at the beginning of the quarter.

Gross Profit:

Our gross profit for the first quarter of 2008 was $4.8 million or 15.3% of net sales compared to gross profit of $3.6 million or 13.0% of net sales for the first quarter of 2007.  Favorable product mix and process improvements account for $0.7 million or 58% of the $1.2 million increase.  Volume and leveraging of our manufacturing costs account for the balance.

Selling Expense:

We had selling expenses of $1.3 million or 4.3% of net sales for the first quarter of 2008 and $1.2 million or 4.3% of net sales for the first quarter of 2007.  We continue to invest, at the rate of growth, in sales infrastructure and marketing initiatives in order to maintain a high level of customer service and support.

General and Administrative Expense:

Our general and administrative expenses were $2.2 million or 7.1% of net sales for the first quarter of 2008 and $1.8 million or 6.4% of net sales reported for the first quarter of 2007. The $0.4 million increase for the quarter was a result of $0.3 million increase in personnel and related costs to support the business and $0.1 million increase in compliance costs.

Other Expense:

Other expenses, net were $218,971 for the quarter ended March 31, 2008 compared to $225,485 for the first quarter of 2007.  The decrease in other expenses was the result of a decrease in interest expense as a result of lower debt levels and interest rates.

Income Tax:

Income tax expense for the three months ended March 31, 2007 was $393,000 compared to an income tax expense of $139,000 for the three months ended March 31, 2007.  The annual effective tax rate for 2008 is expected to be approximately 39% while the annual effective tax rate for 2007 was 36%.  The increase in the effective tax rate from 2007 is primarily due to federal research and experimentation credits which have not yet been enacted beyond 2007.

(2.) Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through Wells Fargo Bank, N.A. (WFB).  Both the line of credit and real estate term note are subject to variations in the LIBOR rates. The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line is secured by substantially all of our assets.  On March 31, 2008, we had an outstanding balance of $7.9 million under the line of credit and unused availability of $7.1 million supported by our borrowing base level.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

	March 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005

Current Ratio
(Current Assets / Current Liabilities)	1.57	1.68	1.63	1.60
Working Capital
(Current Assets – Current Liabilities)	$15,323,929	$14,812,352	$12,711,278	$12,214,328

Quick Ratio
(Cash + Accounts Receivable / Current Liabilities)	0.71	0.75	0.75	0.77
Accounts Receivable to Working Capital
(Average Accounts Receivable/ Working Capital)	1.12	1.01	1.14	1.14
Inventory to Working Capital
(Average Inventory/ Working Capital)	1.32	1.18	1.25	1.23

Our working capital of $15.3 million as of March 31, 2008 increased from $14.8 million at December 31, 2007.  The working capital increase can be attributed to increases in Accounts Receivable and Inventory, which were partially offset by increases in Accounts Payable and carrying debt levels.  We continue to focus our efforts on lowering inventory levels and collecting accounts receivable within terms in order to improve our working capital position.

Net cash used in operating activities for the three months ended March 31, 2008 was $2.3 million, which is up from the $0.5 million of net cash used in operating activities for the three months ended March 31, 2007.  The cash flow from operations for the three months ended March 31, 2008 is the result of net income of $0.6 million, adjusted for noncash depreciation, amortization, loss on the disposal of assets, stock-based compensation expense, foreign currency transaction loss, and the interest on swap valuation, which combined totaled $0.5 million in net positive adjustments, less the net change in operating assets and liabilities of $3.4 million.  Increases in Accounts Receivable of $3.6 million and Inventories of $2.7 million offset by an increase in Accounts Payable of $2.7 million account for the majority of net use of working capital cash in the first quarter of 2008.  This was required to support the growth in the first quarter.

Net cash used in investing activities of $0.4 million for the three months ended March 31, 2008 is comprised of $0.4 million in Equipment purchases.

Net cash provided by financing activities for the three months ended March 31, 2008 was $2.0 million, consisting primarily of drawing on the line of credit by $2.3 million, and offset by principal payments on notes payable.

We believe that our future financing requirements can be met with funds generated from our operating activities and our operating line of credit.

(3.) Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no significant changes in these critical accounting policies since December 31, 2007, other than the adoption of SFAS 157 and 159 as discussed in Notes

4 and 8 of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q.  Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results could differ from these estimates.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting:

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.1        Certification of the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiary

Date: May 14, 2008	by	/s/ Michael J. Degen

Michael J. Degen

President and Chief

Executive Officer

Date: May 14, 2008	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer