Form 10-Q
period 2008-06-30
NORTECH SYSTEMS INC
filed 2008-08-14
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices: 1120 Wayzata Blvd E., Suite 201, Wayzata, MN 55391

Telephone number: (952) 345-2244

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of $.01 par value common stock outstanding at August 14, 2008 - 2,738,954

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$286,032	$888,036
Accounts Receivable, Less Allowance for Uncollectible Accounts of $258,000 and $198,000, respectively	18,467,568	15,366,965
Inventories, Less Reserves of $1,339,000 and $1,303,000 respectively	20,980,856	18,876,464
Prepaid Expenses	505,483	512,884
Deferred Income Taxes	1,066,000	974,000

Total Current Assets	41,305,939	36,618,349

Property and Equipment
Land	300,000	300,000
Building and Leasehold Improvements	6,470,748	6,435,732
Manufacturing Equipment	10,749,122	10,140,802
Office and Other Equipment	3,651,926	3,687,441
Construction in Progress	447,941	146,081

Total Property and Equipment	21,619,737	20,710,056

Accumulated Depreciation	(12,526,195)	(11,785,374)

Net Property and Equipment	9,093,542	8,924,682

Other Assets
Restricted Cash	427,500	427,500
Finite Life Intangibles	568,730	643,791
Goodwill	75,006	75,006
Deferred Income Taxes	286,000	303,400
Deposits	7,726	7,726

Total Other Assets	1,364,962	1,457,423

Total Assets	$51,764,443	$47,000,454

See Accompanying Condensed Notes to the Consolidated Financial Statements

	JUNE 30	DECEMBER 31
	2008	2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank Note Payable Under Line of Credit	$8,114,004	$5,635,076
Current Maturities of Long-Term Debt	1,018,261	1,176,209
Checks Written in Excess of Bank Balance	500,000	—
Accounts Payable	10,927,635	10,627,381
Accrued Payroll and Commissions	3,861,614	2,845,557
Accrued Health and Dental Claims	405,000	380,000
Other Accrued Liabilities	767,835	922,607
Income Taxes Payable	24,678	219,167
Total Current Liabilities	25,619,027	21,805,997

Long-Term Liabilities
Long-Term Debt (Net of Current Maturities)	4,313,873	4,840,689
Other Long-Term Liabilities	39,563	42,919
Total Long-Term Liabilities	4,353,436	4,883,608

Total Liabilities	29,972,463	26,689,605

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,738,955 and 2,714,888 Shares Issued and Outstanding	27,390	27,149
Additional Paid-In Capital	15,382,299	15,111,179
Accumulated Other Comprehensive Gain (Loss)	4,271	(27,882)
Retained Earnings	6,128,020	4,950,403

Total Shareholders’ Equity	21,791,980	20,310,849

Total Liabilities and Shareholders’ Equity	$51,764,443	$47,000,454

See Accompanying Condensed Notes to the Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	JUNE 30
	2008	2007

Net Sales	$31,994,182	$31,136,314

Cost of Goods Sold	27,502,515	26,883,177

Gross Profit	4,491,667	4,253,137

Operating Expenses:
Selling Expenses	1,424,765	1,375,314
General and Administrative Expenses	1,954,618	2,037,669
Total Operating Expenses	3,379,383	3,412,983

Income From Operations	1,112,284	840,154

Other Income (Expense)
Interest Income	2,293	6,162
Miscellaneous Expense, net	(38,226)	(33,590)
Interest Expense	(157,562)	(260,226)
Total Other Expense	(193,495)	(287,654)

Income Before Income Taxes	918,789	552,500

Income Tax Expense	367,000	185,000

Net Income	$551,789	$367,500

Earnings Per Common Share:

Basic	$0.20	$0.14
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,712,373	2,695,754

Diluted	$0.20	$0.13
Weighted Average Number of Common Shares Outstanding Plus Common Stock Equivalents	2,743,614	2,735,654

See Accompanying Condensed Notes to the Consolidated Financial Statements

	SIX MONTHS ENDED
	JUNE 30
	2008	2007

Net Sales	$63,223,545	$59,130,776

Cost of Goods Sold	53,938,525	51,240,292

Gross Profit	9,285,020	7,890,484

Operating Expenses:
Selling Expenses	2,761,766	2,569,676
General and Administrative Expenses	4,173,171	3,829,275
Total Operating Expenses	6,934,937	6,398,951

Income From Operations	2,350,083	1,491,533

Other Income (Expense)
Interest Income	6,532	13,715
Miscellaneous Expense, net	(47,960)	(39,167)
Interest Expense	(371,038)	(487,687)
Total Other Expense	(412,466)	(513,139)

Income Before Income Taxes	1,937,617	978,394

Income Tax Expense	760,000	324,000

Net Income	$1,177,617	$654,394

Earnings Per Common Share:

Basic	$0.43	$0.24
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,708,881	2,685,469

Diluted	$0.43	$0.24
Weighted Average Number of Common Shares Outstanding Plus Common Stock Equivalents	2,736,659	2,724,808

See Accompanying Condensed Notes to the Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2008	2007
Cash Flows From Operating Activities
Net Income	$1,177,617	$654,394
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Depreciation	855,083	772,007
Amortization	75,062	91,159
Stock-Based Compensation Awards	134,180	127,506
Other	(3,356)	(11,284)
Deferred Income Taxes	(74,600)	(247,000)
(Gain) Loss on Disposal of Property and Equipment	(6,751)	10,492
Foreign Currency Transaction Loss	21,226	1,188
Changes in Current Operating Items, Net of Acquisition:
Accounts Receivable	(3,088,535)	(327,902)
Inventories	(2,104,392)	(1,123,100)
Prepaid Expenses and Other Assets	8,149	217,883
Income Taxes Payable	(176,690)	293,017
Accounts Payable	294,712	700,741
Accrued Payroll and Commissions	1,004,196	(64,880)
Accrued Health and Dental Claims	25,000	18,000
Other Accrued Liabilities	(173,937)	12,632
Net Cash Provided by (Used in) Operating Activities	(2,033,036)	1,124,853

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	6,931	1,161
Business Acquisition	—	(4,807,699)
Purchase of Property and Equipment	(1,011,159)	(758,607)
Net Cash Used in Investing Activities	(1,004,228)	(5,565,145)

Cash Flows from Financing Activities:
Net Change in Line of Credit	2,478,928	3,937,469
Proceeds from Long-Term Debt	—	1,668,195
Payments on Long-Term Debt	(684,764)	(1,145,284)
Issuance of Common Stock Upon Exercise of Stock Options	137,181	200,173
Checks in Excess of Bank Balance	500,000	—
Net Cash Provided by Financing Activities	2,431,345	4,660,553

Effect of Exchange Rate Changes on Cash	3,915	156
Net Increase (Decrease) in Cash and Cash Equivalents	(602,004)	220,417
Cash and Cash Equivalents - Beginning	888,036	725,891
Cash and Cash Equivalents - Ending	$286,032	$946,308

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$376,702	$493,533
Cash paid during the period for income taxes	1,044,100	282,929

Supplemental Schedule of Noncash Operating Activity:
Cumulative effect of FIN 48 adoption	$—	$32,000

Supplemental Schedule of Noncash Financing Activity
Accrual for estimated earnout payment on business acquisition	$—	$200,000

See Accompanying Condensed Notes to the Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Summary of Significant Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, we must make decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances.

The accounting principles followed in the preparation of the consolidated financial information contained on Form 10-Q are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2007, some of which have been included herein as follows.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

Stock-Based Compensation

We have two types of stock-based compensation awards consisting of restricted stock and stock options.  Following is a summary of the key terms and methods of valuation for our stock-based compensation awards.

Restricted Stock

On March 7, 2006, 28,500 shares of restricted common stock were granted to our management and directors.  This benefit was valued at the market price of the stock on the date of grant.  These awards vest over a three-year term and are expensed ratably over the same period.  We recorded compensation expense of $17,475 and $34,950 for the three and six months ended, respectively, of both June 30, 2008 and 2007.  The following is the status of our restricted shares as of June 30, 2008:

	Restricted Shares	Weighted- Average Grant Date Fair Value

Outstanding - January 1, 2008 through June 30, 2008	28,500	$7.44

Vested - June 30, 2008	19,000	$7.44

As of June 30, 2008 and 2007, there was approximately $35,000 and $105,000 of unrecognized compensation expense related to unvested restricted stock awards to be recognized over a weighted-average period of 0.5 and 1.5 years, respectively.

Stock Options

On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the “2005 Plan”).  The total number of shares of common stock that may be granted under the 2005 Plan is 200,000, of which 39,500 remain available for grant at June 30, 2008.  The 2005 Plan provides that option shares granted come from our authorized but unissued common stock.  The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant.  Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

On July 11, 2007, the Board of Directors approved the adoption of the FOCUS Incentive Plan (the “2007 Plan”).  The total number of shares of common stock that may be granted under the 2007 Plan is 490,000 of which 29,300 remain available for grant at June 30, 2008.  The 2007 Plan also provides that option shares granted come from our authorized but unissued common stock.  The purpose of the 2007 Plan is to provide incentives to our employees to increase our return on sales (“ROS”) performance measurement.  The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant.  Options expire no later than 10 years from the date of grant.  However, the FOCUS plan is unique from the preceding Plan in that vesting of options is conditional upon our achievement of established performance measurements as follows:

•                  If we achieve 1.95% ROS for any of the three years ending 2007, 2008, or 2009, one-third of the options will vest.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

•                  If we achieve 3% ROS for either of the two calendar years 2008 or 2009, one-third of the options will vest.

•                  If we achieve 4% ROS for the calendar year 2009, the remaining one-third of the options will vest.

Following is the status of our stock option plan as of June 30, 2008, including changes during the three-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2008	809,500	$7.30
Granted	10,700	$6.35
Exercised	(24,000)	$5.70
Forfeited	(10,000)	$7.50
Outstanding - June 30, 2008	786,200	$7.34	7.89	$1,598,089
Exercisable - June 30, 2008	256,330	$7.00	5.74	$571,130

The total intrinsic value of options exercised during the three months ended June 30, 2008 was $56,960.  There were no options exercised during the three months ended March 31, 2008.

A summary of the status of our nonvested shares pursuant to all plans as of June 30, 2008 and changes during the six months ended June 30, 2008, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2008	551,500	$4.38
Granted	10,700	3.26
Vested	(22,330)	4.27
Forfeited	(10,000)	4.40
Nonvested at June 30, 2008	529,870	$4.36

To calculate the fair value of option-based awards under Statement of Financial Accounting Standard No. 123R (SFAS 123R), we used the Black-Scholes option-pricing model.  Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options.  The risk-free interest rate is based on a treasury

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

instrument whose term is consistent with the expected life of our stock options.  The expected volatility and holding period of options are based on our historical experience.  For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is also based on historical data.  The variables used for the grants for the three months ended June 30, 2008 are below.  There were no grants during the three months ended June 30, 2007.

•                  Expected volatility of 46%

•                  Risk-free interest rate of 3.5%

•                  Expected life of 7 years

•                  Expected dividend yield – 0%

Stock Options with Time-Based Vesting

Total compensation expense related to stock options with time-based vesting for the three months ended June 30, 2008 and 2007 was $49,615 and $46,278, respectively.  Total compensation expense related to stock options with time-based vesting for the six months ended June 30, 2008 and 2007 as $99,230 and $92,556, respectively.  At June 30, 2008 we had 325,500 time-based options outstanding.

As of June 30, 2008, there was approximately $193,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of .98 years.

Stock Options with Performance-Based Vesting

As mentioned previously, the vesting of options granted in July 2007, March 2008 and May 2008 are conditional upon our achievement of established performance measurements. At June 30, 2008, management has estimated the probability of achieving any of the performance goals is less than 50%, thus in accordance with provisions of SFAS 123R, no compensation expense has been recorded for the three months ended June 30, 2008 for these awards.

As of June 30, 2008 we have 460,700 performance-based options outstanding.  There was approximately $1,972,000 of unrecognized compensation expense available to be earned and expensed in future periods up through December 2009 on performance-based stock options.

 Segment Reporting Information

Our results of operations for the three and six months ended June 30, 2008 and 2007 represent a single segment referred to as Contract Manufacturing.  Export sales represented 4% of consolidated net sales for both the three-month and six-month periods ended June 30, 2008.  Export sales represented 1% and 2% of consolidated net sales for the three-month and six-month periods ended June 30, 2007.

Long-lived assets by country are as follows:

	United States	Mexico	Total
June 30, 2008
Net Property and Equipment	$8,681,920	$411,622	$9,093,542
Other Noncurrent Assets	1,363,236	7,726	1,370,962

December 31, 2007
Net Property and Equipment	$8,453,187	$471,495	$8,924,682
Other Noncurrent Assets	1,449,697	7,726	1,457,423

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

Finite Life Intangible Assets

Finite life intangible assets at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	15	$79,373	$10,584	$68,789
Customer Base	5	676,557	191,690	484,867
Other Intangibles	3	28,560	13,486	15,074
Totals		$784,490	$215,760	$568,730

	December 31, 2007
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	15	$79,373	$7,938	$71,435
Customer Base	5	676,557	124,035	552,522
Other Intangibles	3	94,347	74,513	19,834
Totals		$850,277	$206,486	$643,791

Amortization expense related to these assets is as follows:

Three months ended June 30, 2008	$38,176
Three months ended June 30, 2007	$59,246
Six months ended June 30, 2008	$75,062
Six months ended June 30, 2007	$91,159

Estimated future amortization expense related to these assets is as follows:

Remainder of 2008	$75,000
2009	150,000
2010	141,000
2011	141,000
2012	17,000
Thereafter	45,000
Total	$569,000

NOTE 2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nortech Systems Incorporated (“Nortech”) and its wholly owned subsidiary, Manufacturing Assembly Solutions of Monterrey, Inc.  All significant intercompany accounts and transactions have been eliminated.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

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

Two customers accounted for 10% or more of our net sales for the three-month and six-month periods ended June 30, 2008 and 2007.  Northrop Grumman Corp. accounted for 25% and 23% of net sales for the three-month and six-month periods ended June 30, 2008, respectively.  Accounts receivable from Northrop Grumman Corp. represented 17% of total accounts receivable at June 30, 2008.  Additionally, G.E.’s Medical and Transportation Divisions together accounted for 18% and 17% of net sales for the three-month and six-month periods ended June 30, 2008, respectively.  Accounts receivable from G.E.’s Medical and Transportation Divisions represented 12% of total accounts receivable at June 30, 2008.

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with a bank, which provides for a line of credit arrangement of $15 million, which expires if not renewed, on April 30, 2009.  The credit arrangement also has a real estate term note with a maturity date of May 31, 2012.  Both the line of credit and real estate term note are subject to variations in LIBOR rates.  The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  As of June 30, 2008, we were in compliance with all covenants.  On June 30, 2008, we had an outstanding balance of $8.1 million under the line of credit and unused availability of $6.9 million supported by the borrowing base level.  The line of credit is secured by substantially all of our assets.

On June 28, 2006, we received $1.4 million in exchange for an industrial revenue bond with WFB, where the City of Blue Earth, Minnesota is the issuer of the bond.  The bond, which matures on June 1, 2021, bears a variable interest rate.  The bond is payable in annual installments per the agreement with WFB.  Our bond principal payment of $130,000 was made on June 1, 2008 and will be $130,000 on June 1, 2009.  The proceeds of the bond were used to purchase the facility in Blue Earth, Minnesota as well as facility upgrades and equipment to support the Blue Earth operations.

With WFB, we entered into an interest rate swap agreement with a notional amount of $1.4 million to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011.  The fair value of the swap at June 30, 2008 was recorded as a long-term liability of $39,563.

Effective January 1, 2008, we adopted SFAS No. 157 (SFAS 157), “Fair Value Measurements” for its financial instruments.  The estimated fair values of our short-term financial instruments, including receivables and payables arising in the ordinary course of business, approximate their individual carrying amounts due to the relatively short period of time between their origination and expected realization.  The fair value of our interest rate swap (used for purposes other than trading) is the estimated amount we would pay to terminate the agreement at June 30, 2008, taking into account current interest rates and our creditworthiness.  The adoption of SFAS 157 for financial instruments did not have a material impact on our financial statements.  SFAS 157 is effective for non-financial instruments for fiscal years beginning after November 15, 2008.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTE 5. EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Basic Earnings Per Common Share
Net income, as reported	$551,789	$367,500	$1,177,617	$654,394
Weighted average common shares oustanding	2,712,373	2,695,754	2,708,881	2,685,469
Basic earnings per common share	$0.20	$0.14	$0.43	$0.24

Diluted Earnings Per Common Share
Net income, as reported	$551,789	$367,500	$1,177,617	$654,394
Weighted average common shares outsanding	2,712,373	2,695,754	2,708,881	2,685,469
Effect of Stock Options	21,881	34,209	18,768	33,769
Effect of Restricted Stock	9,360	5,691	9,010	5,570
Weighted average common shares for diluted earnings per common share	2,743,614	2,735,654	2,736,659	2,724,808

Diluted earnings per common share	$0.20	$0.13	$0.43	$0.24

For the six-month periods ended June 30, 2008 and 2007, 39,779 and 51,373 shares, respectively were excluded from the computation of diluted earnings per share because to include them would be antidilutive.

NOTE 6.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  The effective tax rates for the quarters ended June 30, 2008 and 2007 were 40% and 33%, respectively.  The increase in the effective tax rate from 2007 is primarily due to federal research and experimentation credits which have not yet been enacted beyond 2007.

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  On adoption, we recognized a $32,000 income tax liability for unrecognized tax benefits, which was accounted for as a cumulative change to opening retained earnings.  At June 30, 2008 we had $61,000 of net uncertain tax benefit positions that would reduce our effective income tax rate if recognized.  Due to statute expiration, a decrease could occur with

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

respect to this FIN 48 reserve of less than $20,000 during fiscal year 2008.  This reserve, including associated interest, relates primarily to federal research tax credits taken in prior years.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net Income, as reported	$551,789	$367,500	$1,177,617	$654,394

Other Comprehensive Income:
Currency Translation Adjustment	18,007	11,083	32,153	984

Comprehensive Income	$569,796	$378,583	$1,209,770	$655,378

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces FASB Statement No. 141, and SFAS No 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures.  SFAS 141R and SFAS 160 are effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  We are currently investigating the impact, if any, of adopting SFAS 161 on our financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).  The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not anticipate any significant changes as a result of adopting SFAS 162.

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

The purchase agreement called for a contingent earn-out if certain revenue levels were achieved in 2007.  Based on actual revenue levels, an earn-out payment of $200,000 was made in February 2008.

The table below reflects our unaudited pro forma combined results of operations for the six months ended June 30, 2007 as if the acquisition had taken place as of January 1, 2007:

Pro Forma
Six Months Ended
June 30, 2007
(unaudited)
Net Sales	$60,289,000

Net Income	$631,000

Basic earnings per common share	$0.23

Diluted earnings per common share	$0.23

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

Summary:

For the quarter ended June 30, 2008, we reported net sales of $32.0 million, up 3% over the $31.1 million we reported in the same quarter of 2007.  For the six months ended June 30, 2008, we reported net sales of $63.2 million, up 7% over the $59.1 million we reported for the first six months of 2007.  The gross profit percentage was 14% for the second quarters of 2008 and 2007.  For the first six months of 2008 and 2007, the gross profit percentage was 15% and 13%, respectively.  Income from operations for the second quarter of 2008 totaled $1,112,284, an increase of 32% over the $840,154 reported in the second quarter of 2007.  Income from operations for the first six months of 2008 totaled $2,350,083, an increase of 58% above the $1,491,533 reported in the first six months of 2007.  Net income for the second quarter of 2008 totaled $551,789, or $0.20 per diluted common share which is up 50% compared to $367,500, or $0.13 per diluted common share, reported in the second quarter of 2007.  Net income for the first six months of 2008 totaled $1,177,617, or $0.43 per diluted common share, and was 80% higher than the $654,394, or $0.24 per diluted common share, reported in the first six months of 2007.

(1.) Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	86.0%	86.3%	85.3%	86.7%
Gross Profit	14.0%	13.7%	14.7%	13.3%

Selling Expenses	4.5%	4.4%	4.4%	4.3%
General and Administrative Expenses	6.0%	6.6%	6.6%	6.5%
Income from Operations	3.5%	2.7%	3.7%	2.5%

Other Expenses, Net	0.6%	0.9%	0.7%	0.9%
Income Tax Expense	1.2%	0.6%	1.2%	0.5%
Net Income	1.7%	1.2%	1.8%	1.1%

Net Sales:

We reported net sales of $32.0 million and $31.1 million for the second quarters ended June 30, 2008 and 2007, respectively, a 3% increase year over year.  The sales increase is a result of our Aerospace Systems operations being up 19% and our Commercial Cable and Wire operation up 9% as compared to the second quarter of 2007.  These increases were offset by a 14% sales decline in our Commercial

Electronic Board Assembly operations.  We reported net sales of $63.2 million and $59.1 million for the six months ended June 30, 2008 and 2007, respectively.  The increase in net sales of $4.1 million for the first six months is primarily due to increases in our Aerospace Systems operations. Our 90-day order backlog as of June 30, 2008 was approximately $27.3 million, compared to approximately $28.4 million at the beginning of the quarter.

Gross Profit:

Our gross profit for the second quarter of 2008 was $4.5 million or 14.0% of net sales compared to gross profit of $4.3 million or 13.7% of net sales for the second quarter of 2007.  Our gross profit for the first six months of 2008 was $9.3 million or 14.7% of net sales compared to gross profit of $7.9 million or 13.3% of net sales for the first six months of 2007.  Favorable product mix, process improvements, and leveraging of our manufacturing costs account for the majority of margin improvements.

Selling Expense:

We had selling expenses of $1.4 million or 4.5% of net sales for the second quarter of 2008 and $1.4 million or 4.4% of net sales for the second quarter of 2007.  For the first six months ended June 30, 2008 we had selling expenses of $2.8 million or 4.4% of net sales compared to selling expense of $2.6 million or 4.3% of net sales for the first six months of 2007.  We continue to invest in sales programs and systems in order to maintain a high level of customer service and support.

General and Administrative Expense:

Our general and administrative expenses were flat with $2.0 million or 6.1% of net sales for the second quarter of 2008 and $2.0 million or 6.6% of net sales reported for the second quarter of 2007.  For the first six months ended June 30, 2008, we had general and administrative expenses of $4.2 million or 6.6% of net sales compared to general and administrative expenses of $3.8 million, or 6.5% of net sales for the first six months ended June 30, 2007.  The increase in general and administrative expenses for the first six months of $0.4 million was the result of an increase in personnel and related costs to support the business.

Other Expense:

Other expenses, net were $193,495 for the quarter ended June 30, 2008 compared to $287,654 for the second quarter of 2007.  Other expenses, net were $412,466 for the six months ended June 30, 2008 compared to $513,139 for the six months ended June 30, 2007.  The decrease in other expenses was the result of a decrease in interest expense due to lower debt levels and lower interest rates.

Income Tax:

Income tax expense for the three months ended June 30, 2008 was $367,000 compared to an income tax expense of $185,000 for the three months ended June 30, 2007.  Income tax expense for the six months ended June 30, 2008 was $760,000 compared to an income tax expense of $324,000 for the six months ended June 30, 2007.  The annual effective tax rate for 2008 is expected to be approximately 40% while the annual effective tax rate for 2007 was 36%.  The increase in the effective tax rate from 2007 is primarily due to federal research and experimentation credits which have not yet been enacted beyond 2007.

(2.) Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through Wells Fargo Bank, N.A. (WFB).  Both the line of credit and real estate term note are subject to variations in the LIBOR rates. The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line is secured by substantially all of our assets.  On June 30, 2008, we had an outstanding balance of $8.1 million under the line of credit and unused availability of $6.9 million supported by our borrowing base level.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

	June 30, 2008	December 31, 2007	December 31, 2006	December 31, 2005

Current Ratio (Current Assets / Current Liabilities)	1.61	1.68	1.63	1.60
Working Capital (Current Assets – Current Liabilities)	$15,686,912	$14,812,352	$12,711,278	$12,214,328
Quick Ratio (Cash + Accounts Receivable / Current Liabilities)	0.73	0.75	0.75	0.77
Accounts Receivable to Working Capital (Average Accounts Receivable/ Working Capital)	1.19	1.01	1.14	1.14
Inventory to Working Capital (Average Inventory/ Working Capital)	1.36	1.18	1.25	1.23

Our working capital of $15.7 million as of June 30, 2008 increased from $14.8 million at December 31, 2007. The working capital increase can be attributed to increases in Accounts Receivable and Inventory, which were partially offset by increases in payables and debt levels. We are increasing our efforts to lower inventory levels and collect accounts receivable within terms in order to further strengthen our working capital position.

Net cash used in operating activities for the six months ended June 30, 2008 was $2.0 million compared to $1.1 million of net cash provided by operating activities for the six months ended June 30, 2007. The cash flow from operations for the six months ended June 30, 2008 is the result of net income of $1.2 million, adjusted for noncash depreciation, amortization, gain on the disposal of assets, stock-based compensation expense, foreign currency transaction loss, and the interest on swap valuation, which combined totaled $1.0 million in net positive adjustments, less the net change in operating assets and liabilities of $4.2 million. Working capital requirements saw increases in Accounts Receivable of $3.1 million and Inventories of $2.1 million to support the growth in the first six months of 2008, and were offset by an increase in accruals.

Net cash used in investing activities of $1.0 million for the six months ended June 30, 2008 is primarily comprised of equipment purchases.

Net cash provided by financing activities for the six months ended June 30, 2008 was $2.4 million, consisting primarily of drawing on the line of credit by $2.5 million, and offset by principal payments on notes payable.

We believe that our future financing requirements can be met with funds generated from our operating activities and our operating line of credit.

(3.) Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes in these critical accounting policies since December 31, 2007, other than the adoption of SFAS 157 and 159 as discussed in Notes 4 and 8, respectively, of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results could differ from these estimates.

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

Nortech Systems Incorporated and Subsidiary

Date: August 14, 2008	by	/s/ Michael J. Degen

Michael J. Degen

President and Chief

Executive Officer

Date: August 14, 2008	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer