Form 10-Q
period 2008-09-30
NORTECH SYSTEMS INC
filed 2008-11-06
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of $.01 par value common stock outstanding at October 31, 2008 - 2,738,954

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$221,007	$888,036
Accounts Receivable, Less Allowance for Uncollectible Accounts of $231,000 and $198,000, respectively	17,408,868	15,366,965
Inventories, Less Reserves of $1,295,000 and $1,303,000 respectively	21,345,392	18,876,464
Prepaid Expenses	555,290	512,884
Deferred Income Taxes	1,073,000	974,000

Total Current Assets	40,603,557	36,618,349

Property and Equipment
Land	300,000	300,000
Building and Leasehold Improvements	6,490,761	6,435,732
Manufacturing Equipment	10,895,330	10,140,802
Office and Other Equipment	3,844,209	3,687,441
Construction in Progress	366,904	146,081

Total Property and Equipment	21,897,204	20,710,056

Accumulated Depreciation	(12,910,454)	(11,785,374)

Net Property and Equipment	8,986,750	8,924,682

Other Assets
Restricted Cash	427,500	427,500
Finite Life Intangibles	531,200	643,791
Goodwill	75,006	75,006
Deferred Income Taxes	197,000	303,400
Deposits	7,726	7,726

Total Other Assets	1,238,432	1,457,423

Total Assets	$50,828,739	$47,000,454

See Accompanying Condensed Notes to the Consolidated Financial Statements

	SEPTEMBER 30	DECEMBER 31
	2008	2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank Note Payable Under Line of Credit	$8,215,026	$5,635,076
Current Maturities of Long-Term Debt	887,629	1,176,209
Accounts Payable	10,023,830	10,627,381
Accrued Payroll and Commissions	3,961,863	2,845,557
Accrued Health and Dental Claims	430,000	380,000
Other Accrued Liabilities	712,639	922,607
Income Taxes Payable	61,854	219,167
Total Current Liabilities	24,292,841	21,805,997

Long-Term Liabilities
Long-Term Debt (Net of Current Maturities)	4,180,911	4,840,689
Other Long-Term Liabilities	33,066	42,919
Total Long-Term Liabilities	4,213,977	4,883,608

Total Liabilities	28,506,818	26,689,605

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,738,955 and 2,714,888 Shares Issued and Outstanding	27,390	27,149
Additional Paid-In Capital	15,449,389	15,111,179
Accumulated Other Comprehensive Loss	(32,140)	(27,882)
Retained Earnings	6,627,282	4,950,403

Total Shareholders’ Equity	22,321,921	20,310,849

Total Liabilities and Shareholders’ Equity	$50,828,739	$47,000,454

See Accompanying Condensed Notes to the Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	SEPTEMBER 30
	2008	2007

Net Sales	$31,657,112	$29,637,261

Cost of Goods Sold	27,365,557	25,582,973

Gross Profit	4,291,555	4,054,288

Operating Expenses:
Selling Expenses	1,498,759	1,112,412
General and Administrative Expenses	1,846,669	1,910,306
Total Operating Expenses	3,345,428	3,022,718

Income From Operations	946,127	1,031,570

Other Income (Expense)
Interest Income	1,712	4,986
Miscellaneous Income (Expense), net	51,558	(12,275)
Interest Expense	(169,136)	(331,775)
Total Other Expense	(115,866)	(339,064)

Income Before Income Taxes	830,261	692,506

Income Tax Expense	331,000	272,000

Net Income	$499,261	$420,506

Earnings Per Common Share:

Basic	$0.18	$0.16
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,729,455	2,695,815

Diluted	$0.18	$0.15
Weighted Average Number of Common Shares Outstanding Plus Common Stock Equivalents	2,774,275	2,729,979

See Accompanying Condensed Notes to the Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2008	2007

Net Sales	$94,880,658	$88,768,037

Cost of Goods Sold	81,304,082	76,823,265

Gross Profit	13,576,576	11,944,772

Operating Expenses:
Selling Expenses	4,260,525	3,682,088
General and Administrative Expenses	6,019,840	5,739,581
Total Operating Expenses	10,280,365	9,421,669

Income From Operations	3,296,211	2,523,103

Other Income (Expense)
Interest Income	8,244	18,701
Miscellaneous Income (Expense), net	3,598	(51,442)
Interest Expense	(540,174)	(819,462)
Total Other Expense	(528,332)	(852,203)

Income Before Income Taxes	2,767,879	1,670,900

Income Tax Expense	1,091,000	596,000

Net Income	$1,676,879	$1,074,900

Earnings Per Common Share:

Basic	$0.62	$0.40
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,715,789	2,688,955

Diluted	$0.61	$0.39
Weighted Average Number of Common Shares Outstanding Plus Common Stock Equivalents	2,749,247	2,726,560

See Accompanying Condensed Notes to the Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2008	2007
Cash Flows From Operating Activities
Net Income	$1,676,879	1,074,900
Adjustments to Reconcile Net Income to Net Cash
Used in Operating Activities:
Depreciation	1,290,760	1,220,429
Amortization	112,591	135,417
Stock-Based Compensation Awards	201,270	191,259
Other	(9,853)	3,779
Deferred Income Taxes	7,400	(191,000)
(Gain) Loss on Disposal of Property and Equipment	(7,251)	10,497
Foreign Currency Transaction Loss	1,634	(2,942)
Changes in Current Operating Items, Net of Acquisition:
Accounts Receivable	(2,047,827)	(2,642,749)
Inventories	(2,468,928)	(935,832)
Prepaid Expenses and Other Assets	(42,978)	98,055
Income Taxes Payable	(130,135)	152,777
Accounts Payable	(605,460)	(820,504)
Accrued Payroll and Commissions	1,119,054	(378,769)
Accrued Health and Dental Claims	50,000	55,000
Other Accrued Liabilities	(236,130)	249,032
Net Cash Used in Operating Activities	(1,088,974)	(1,780,651)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	7,431	1,161
Business Acquisition	—	(4,807,699)
Purchase of Property and Equipment	(1,351,736)	(998,310)
Net Cash Used in Investing Activities	(1,344,305)	(5,804,848)

Cash Flows from Financing Activities:
Net Change in Line of Credit	2,579,950	6,895,846
Proceeds from Long-Term Debt	—	1,668,195
Payments on Long-Term Debt	(948,358)	(1,373,566)
Issuance of Common Stock Upon Exercise of Stock Options	137,181	200,801
Net Cash Provided by Financing Activities	1,768,773	7,391,276

Effect of Exchange Rate Changes on Cash	(2,523)	(157)
Net Decrease in Cash and Cash Equivalents	(667,029)	(194,380)
Cash and Cash Equivalents - Beginning	888,036	725,891
Cash and Cash Equivalents - Ending	$221,007	$531,511

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$552,490	$810,272
Cash paid during the period for income taxes	1,259,800	612,401

Supplemental Schedule of Noncash Operating Activity:
Cumulative effect of FIN 48 adoption	$—	$32,000

Supplemental Schedule of Noncash Financing Activity
Accrual for estimated earnout payment on business acquisition	$—	$200,000

See Accompanying Condensed Notes to the Consolidated Financial Statements

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

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

Restricted Stock

On March 7, 2006, 28,500 shares of restricted common stock were granted to our management and directors.  This benefit was valued at the market price of the stock on the date of grant.  These awards vest over a three-year term and are expensed ratably over the same period.  We recorded compensation expense of $17,475 and $52,425 for the three and nine months ended September 30, 2008 and 2007, respectively.  The following is the status of our restricted shares as of September 30, 2008:

	Restricted Shares	Weighted- Average Grant Date Fair Value

Outstanding - January 1, 2008 through September 30, 2008	28,500	$7.44

Vested - September 30, 2008	19,000	$7.44

As of September 30, 2008 and 2007, there was approximately $17,000 and $87,000 of unrecognized compensation expense related to unvested restricted stock awards to be recognized over a weighted-average period of 0.25 and 1.25 years, respectively.

Stock Options

On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the “2005 Plan”).  The total number of shares of common stock that may be granted under the 2005 Plan is 200,000, of which 39,500 remain available for grant at September 30, 2008.  The 2005 Plan provides that option shares granted come from our authorized but unissued common stock.  The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant.  Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

On July 11, 2007, the Board of Directors approved the adoption of the FOCUS Incentive Plan (the “2007 Plan”).  The total number of shares of common stock that may be granted under the 2007 Plan is 490,000 of which 27,950 remain available for grant at September 30, 2008.  The 2007 Plan also provides that option shares granted come from our authorized but unissued common stock.  The purpose of the 2007 Plan is to provide incentives to our employees to increase our return on sales (“ROS”) performance measurement.  The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant.  Options expire no later than 10 years from the date of grant.  However, the FOCUS plan is unique from the preceding Plan in that vesting of options is conditional upon our achievement of established performance measurements as follows:

•                  If we achieve 1.95% ROS for any of the three years ending 2007, 2008, or 2009, one-third of the options will vest.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

•                  If we achieve 3% ROS for either of the two calendar years 2008 or 2009, one-third of the options will vest.

•                  If we achieve 4% ROS for the calendar year 2009, the remaining one-third of the options will vest.

Following is the status of our stock option plan as of September 30, 2008, including changes during the three-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2008	809,500	$7.30
Granted	17,050	8.50
Exercised	(24,000)	5.70
Forfeited	(15,000)	7.50
Outstanding - September 30, 2008	787,550	7.37	7.65	$44,450
Exercisable - September 30, 2008	256,330	$7.00	5.49	$44,450

The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $56,960.  There were no options exercised during the three months ended September 30, 2008.

A summary of the status of our nonvested shares pursuant to all plans as of September 30, 2008 and changes during the nine months ended September 30, 2008, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2008	551,500	$4.38
Granted	17,050	4.47
Vested	(22,330)	4.27
Forfeited	(15,000)	4.40
Nonvested at September 30, 2008	531,220	$4.39

To calculate the fair value of option-based awards under Statement of Financial Accounting Standard No. 123R (SFAS 123R), we used the Black-Scholes option-pricing model.  Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options.  The risk-free interest rate is based on a treasury

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

instrument whose term is consistent with the expected life of our stock options.  The expected volatility and holding period of options are based on our historical experience.  For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is also based on historical data.  The variables used in the Black-Sholes pricing model for the three months ended September 30, 2008 are below.  There were no grants during the three months ended September 30, 2007.

•                  Expected volatility of 48%

•                  Risk-free interest rate of 3.5%

•                  Expected life of 7 years

•                  Expected dividend yield – 0%

Stock Options with Time-Based Vesting

Total compensation expense related to stock options with time-based vesting for the three months ended September 30, 2008 and 2007 was $49,615 and $46,278, respectively.  Total compensation expense related to stock options with time-based vesting for the nine months ended September 30, 2008 and 2007 as $148,845 and $138,834, respectively.  At September 30, 2008 we had 325,500 time-based options outstanding.

As of September 30, 2008, there was approximately $143,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of 0.73 years.

Stock Options with Performance-Based Vesting

As mentioned previously, the vesting of options granted in July 2007, March 2008 and May 2008 are conditional upon our achievement of established performance measurements. At September 30, 2008, management has estimated the probability of achieving any of the performance goals is less than 50%, thus in accordance with provisions of SFAS 123R, no compensation expense has been recorded for the three months ended September 30, 2008 for these awards.

As of September 30, 2008 we have 462,050 performance-based options outstanding.  There was approximately $1,969,000 of unrecognized compensation expense available to be earned and expensed in future periods up through December 2009 on performance-based stock options.

Segment Reporting Information

Our results of operations for the three and nine months ended September 30, 2008 and 2007 represent a single business segment referred to as Contract Manufacturing.  Export sales represented 5% and 4% of consolidated net sales for the three-month and nine-month periods ended September 30, 2008, respectively.  Export sales represented 4% and 3% of consolidated net sales for the three-month and nine-month periods ended September 30, 2007, respectively.

Long-lived assets by country are as follows:

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

	United States	Mexico	Total
September 30, 2008
Net Property and Equipment	$8,620,515	$366,235	$8,986,750
Other Noncurrent Assets	1,230,706	7,726	1,238,432

December 31, 2007
Net Property and Equipment	$8,453,187	$471,495	$8,924,682
Other Noncurrent Assets	1,449,697	7,726	1,457,423

Finite Life Intangible Assets

Finite life intangible assets at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	15	$79,373	$11,907	$67,466
Customer Base	5	676,557	225,518	451,039
Other Intangibles	3	28,560	15,865	12,695
Totals		$784,490	$253,290	$531,200

	December 31, 2007
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	15	$79,373	$7,938	$71,435
Customer Base	5	676,557	124,035	552,522
Other Intangibles	3	94,347	74,513	19,834
Totals		$850,277	$206,486	$643,791

Amortization expense related to these assets was as follows:

Three months ended September 30, 2008	$37,531
Three months ended September 30, 2007	$44,258
Nine months ended September 30, 2008	$112,591
Nine months ended September 30, 2007	$135,417

Estimated future amortization expense related to these assets is as follows:

Remainder of 2008	$38,000
2009	150,000
2010	141,000
2011	141,000
2012	16,000
Thereafter	45,000
Total	$531,000

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

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

Two customers accounted for 10% or more of our net sales for the three-month and nine-month periods ended September 30, 2008 and 2007.  Northrop Grumman Corp. accounted for 15% and 16% of net sales for the three-month periods ended September 30, 2008 and 2007, respectively.  For the nine-month periods ended September 30, 2008 and 2007, Northrop Grumman Corp. accounted for 20% and 15% of net sales, respectively.  Accounts receivable from Northrop Grumman Corp. represented 15% of total accounts receivable at September 30, 2008.  Additionally, G.E.’s Medical and Transportation Divisions together accounted for 19% and 15% of net sales for the three-month periods ended September 30, 2008 and 2007, respectively.  For the nine-month periods ended September 30, 2008 and 2007, G.E.’s Medical and Transportation Divisions together accounted for 18% and 17% of net sales, respectively.  Accounts receivable from G.E.’s Medical and Transportation Divisions represented 15% of total accounts receivable at September 30, 2008.

NOTE 4. FINANCING ARRANGEMENTS

On August 15, 2008 we entered into an 8th amendment to our credit agreement with Wells Fargo Bank (WFB), which provides for a line of credit arrangement of $15 million, which expires if not renewed, on June 30, 2010.  The credit arrangement also has a real estate term note with a maturity date of May 31, 2012.  Both the line of credit and real estate term note are subject to variations in LIBOR rates.  The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  As of September 30, 2008, we were in compliance with all covenants.  On September 30, 2008, we had an outstanding balance of $8.2 million under the line of credit and unused availability of $6.8 million supported by the borrowing base level.  The line of credit is secured by substantially all of our assets.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

With WFB, we entered into an interest rate swap agreement with a notional amount of $1.4 million to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011.  The fair value of the swap at September 30, 2008 was recorded as a long-term liability of $33,066.

Effective January 1, 2008, we adopted SFAS No. 157 (SFAS 157), “Fair Value Measurements” for our financial instruments.  The estimated fair values of our short-term financial instruments, including receivables and payables arising in the ordinary course of business, approximate their individual carrying amounts due to the relatively short period of time between their origination and expected realization.  The fair value of our interest rate swap (used for purposes other than trading) is the estimated amount we would pay to terminate the agreement at September 30, 2008, taking into account current interest rates and our creditworthiness.  The adoption of SFAS 157 for financial instruments did not have a material impact on our financial statements.  SFAS 157 is effective for non-financial instruments for fiscal years beginning after November 15, 2008.

NOTE 5. EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Basic Earnings Per Common Share
Net income, as reported	$499,261	$420,506	$1,676,879	$1,074,900
Weighted average common shares oustanding	2,729,455	2,695,815	2,715,789	2,688,955
Basic earnings per common share	$0.18	$0.16	$0.62	$0.40

Diluted Earnings Per Common Share
Net income, as reported	$499,261	$420,506	$1,676,879	$1,074,900
Weighted average common shares outsanding	2,729,455	2,695,815	2,715,789	2,688,955
Effect of Stock Options	40,536	26,837	26,024	31,458
Effect of Restricted Stock	4,284	7,327	7,434	6,147
Weighted average common shares for diluted earnings per common share	2,774,275	2,729,979	2,749,247	2,726,560

Diluted earnings per common share	$0.18	$0.15	$0.61	$0.39

For the nine-month periods ended September 30, 2008 and 2007, 15,744 and 69,756 shares, respectively were excluded from the computation of diluted earnings per share because to include them would be antidilutive.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTE 6.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  The effective tax rates for the quarters ended September 30, 2008 and 2007 were 40% and 39%, respectively.  The year to date effective tax rates for the three quarters ended September 30, 2008 and September 30, 2007 were 39% and 36%, respectively.  The increase in the tax rate from 2007 is primarily due to the timing/realization of federal research and experimentation credits.  The law allowing such credits for 2008 and 2009 was enacted on October 2, 2008, and the impact of the 2008 credits will be recognized in our fourth quarter of 2008.

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  On adoption, we recognized a $32,000 income tax liability for unrecognized tax benefits, which was accounted for as a cumulative change to opening retained earnings.  At September 30, 2008 we had $72,000 of net uncertain tax benefit positions that would reduce our effective income tax rate if recognized.  Due to statute expiration, a decrease could occur with respect to this FIN 48 reserve of less than $20,000 during fiscal year 2008.  This reserve, including associated interest, relates primarily to federal research tax credits taken in prior years.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive loss.  Other comprehensive loss includes losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net Income, as reported	$499,261	$420,506	$1,676,879	$1,074,900

Other Comprehensive Loss:
Currency Translation Adjustment	(36,411)	(6,207)	(4,258)	(5,223)

Comprehensive Income	$462,850	$414,299	$1,672,621	$1,069,677

NOTE 8.  RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.  SFAS 159 allows organizations to measure and report the fair market value of many financial instruments and certain other items. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces FASB Statement No. 141, and SFAS No 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).  The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not anticipate any significant changes as a result of adopting SFAS 162.

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

The table below reflects our unaudited pro forma consolidated results of operations for the nine months ended September 30, 2007 as if the acquisition had taken place as of January 1, 2007:

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

Pro Forma
Nine Months Ended
September 30, 2007
(unaudited)
Net Sales	$89,926,000

Net Income	$1,051,000

Basic earnings per common share	$0.39

Diluted earnings per common share	$0.39

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

Summary:

For the quarter ended September 30, 2008, we reported net sales of $31.7 million, up 7% over the $29.6 million we reported in the same quarter of 2007.  For the nine months ended September 30, 2008, we reported net sales of $94.9 million, up 7% over the $88.8 million we reported for the first nine months of 2007.  The gross profit percentage was 13.6% and 13.7% for the third quarters of 2008 and 2007, respectively.  For the first nine months of 2008 and 2007, the gross profit percentage was 14.3% and 13.5%, respectively.  Income from operations for the third quarter of 2008 totaled $0.9 million, a decrease of 8% over the $1.0 reported in the third quarter of 2007.  Income from operations for the first nine months of 2008 totaled $3.3 million, an increase of 31% above the $2.5 million reported in the first nine months of 2007.  Net income for the third quarter of 2008 totaled $0.5 million, or $0.18 per diluted common share which is up 19% compared to $0.4 million, or $0.15 per diluted common share, reported in the third quarter of 2007.  Net income for the first nine months of 2008 totaled $1.7 million, or $0.61 per diluted common share, and was 56% higher than the $1.1 million, or $0.39 per diluted common share, reported in the first nine months of 2007.

(1.) Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	86.4%	86.3%	85.7%	86.5%
Gross Profit	13.6%	13.7%	14.3%	13.5%

Selling Expenses	4.7%	3.8%	4.5%	4.2%
General and Administrative Expenses	5.8%	6.5%	6.3%	6.5%
Income from Operations	3.1%	3.4%	3.5%	2.8%

Other Expenses, Net	0.4%	1.1%	0.6%	1.0%
Income Tax Expense	1.1%	0.9%	1.1%	0.7%
Net Income	1.6%	1.4%	1.8%	1.1%

Net Sales:

We reported net sales of $31.7 million and $29.6 million for the third quarters ended September 30, 2008 and 2007, respectively, a 7% increase year over year.  Our Aerospace Systems product line operations were up 21% and our Commercial Cable and Wire product line operations were up 19% as compared to the third quarter of 2007.  These increases were offset by a 16% sales decline in our

Commercial Electronic Board Assembly product line operations.  We reported net sales of $94.9 million and $88.8 million for the nine months ended September 30, 2008 and 2007, respectively.  The increase in net sales of $6.1 million for the first nine months is primarily due to sales increases in our Aerospace Systems product line operations. Our 90-day order backlog as of September 30, 2008 was approximately $26.2 million, compared to approximately $27.3 million at the beginning of the quarter.

Gross Profit:

Our gross profit for the third quarter of 2008 was $4.3 million or 13.6% of net sales, relatively flat when compared to gross profit of $4.1 million or 13.7% of net sales for the third quarter of 2007.  Our gross profit for the first nine months of 2008 was $13.6 million or 14.3% of net sales compared to gross profit of $11.9 million or 13.5% of net sales for the first nine months of 2007.  Favorable product mix, process improvements, and leveraging of our manufacturing costs accounted for the majority of margin improvements for the nine months.

Selling Expense:

We had selling expenses of $1.5 million or 4.7% of net sales for the third quarter of 2008 and $1.1 million or 3.8% of net sales for the third quarter of 2007.  The increase in selling expenses of $0.4 million for the quarter was due to an increase in commissions and other related personnel costs.  For the first nine months ended September 30, 2008 we had selling expenses of $4.3 million or 4.5% of net sales compared to selling expense of $3.7 million or 4.2% of net sales for the first nine months of 2007.  The $0.6 million increase in selling expense was the result of our continued investment in sales programs and systems in order to maintain a high level of customer service and support.

General and Administrative Expense:

Our general and administrative expenses were flat at $1.9 million or 5.8% of net sales for the third quarter of 2008, compared to $1.9 million or 6.5% of net sales reported for the third quarter of 2007.  For the first nine months ended September 30, 2008, we had general and administrative expenses of $6.0 million or 6.3% of net sales compared to general and administrative expenses of $5.7 million, or 6.5% of net sales for the first nine months ended September 30, 2007.  The increase in general and administrative expenses for the first nine months of $0.3 million was the result of increased personnel and related costs, as well as increased consulting fees to support our Focus Lean initiatives and compliance related items.

Other Expense:

Other expenses, net were $116,000 for the quarter ended September 30, 2008 compared to $339,000 for the third quarter of 2007.  Other expenses, net were $528,000 for the nine months ended September 30, 2008 compared to $852,000 for the nine months ended September 30, 2007.  The decrease in other expenses was the result of a decrease in interest expense due to lower debt levels and lower interest rates.

Income Tax:

Income tax expense for the three months ended September 30, 2008 was $331,000 compared to an income tax expense of $272,000 for the three months ended September 30, 2007.  Income tax expense for the nine months ended September 30, 2008 was $1,091,000 compared to an income tax expense of $596,000 for the nine months ended September 30, 2007.  The annual effective tax rate for 2008 is expected to be approximately 39% while the annual effective tax rate for 2007 was 36%.  The increase in the tax rate from 2007 is primarily due to the timing/realization of federal research and experimentation credits.  The law allowing such credits for 2008 and 2009 was enacted on October 2, 2008, and the impact of the 2008 credits will be recognized in our fourth quarter of 2008.

(2.)         Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through Wells Fargo Bank, N.A. (WFB).  Both the line of credit and real estate term note are subject to variations in the LIBOR rates. The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line is secured by substantially all of our assets.  On September 30, 2008, we had an outstanding balance of $8.2 million under the line of credit and unused availability of $6.8 million supported by our borrowing base level.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

	September 30, 2008	December 31, 2007	December 31, 2006	December 31, 2005

Current Ratio	1.67	1.68	1.63	1.60
(Current Assets / Current Liabilities)
Working Capital	$16,311,000	$14,813,000	$12,711,000	$12,214,000

(Current Assets – Current Liabilities)
Quick Ratio	0.73	0.75	0.75	0.77
(Cash + Accounts Receivable / Current Liabilities)
Accounts Receivable to Working Capital	1.10	1.01	1.14	1.14
(Average Accounts Receivable/ Working Capital)
Inventory to Working Capital	1.30	1.18	1.25	1.23
(Average Inventory/ Working Capital)

Our working capital of $16.3 million as of September 30, 2008 increased from $14.8 million at December 31, 2007.  The working capital increase can be attributed to increases in Accounts Receivable and Inventory, which were partially offset by an increase in debt levels.  We are increasing our efforts to lower inventory levels and collect accounts receivable within terms in order to further strengthen our working capital position.

Net cash used in operating activities for the nine months ended September 30, 2008 was $1.1 million compared to $1.8 million of net cash used in operating activities for the nine months ended September 30, 2007.  The cash flow from operations for the nine months ended September 30, 2008 is the result of net income of $1.7 million, adjusted for noncash depreciation, amortization, gain on the disposal of assets, stock-based compensation expense, foreign currency transaction loss, deferred taxes, and the interest on swap valuation, which combined totaled $1.6 million in net positive adjustments, less the net change in operating assets and liabilities of $4.3 million.  Our working capital saw increases in Accounts Receivable of $2.0 million and Inventories of $2.5 million to support the growth and additional customer service requirements in the first nine months of 2008, and was offset by an increase in accruals.

Net cash used in investing activities of $1.3 million for the nine months ended September 30, 2008 is primarily comprised of equipment purchases.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $1.8 million, consisting primarily of drawing on the line of credit by $2.6 million, and offset by principal payments on notes payable.

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

Nortech Systems Incorporated and Subsidiary

Date: November 6, 2008	by	/s/ Michael J. Degen

Michael J. Degen

President and Chief

Executive Officer

Date: November 6, 2008	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer