Form 10-K
period 2008-12-31
NORTECH SYSTEMS INC
filed 2009-03-19
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Title of Each Class
Common Stock, Par Value $.01 Per Share

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $9.37 per share, was $11,042,508 on June 30, 2008.

         Shares of common stock outstanding at March 10, 2009: 2,738,955.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2008 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission no later than May 31, 2009 are incorporated by reference into Part III.

        (The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10K

NORTECH SYSTEMS INCORPORATED
FORM 10-K
For the Year Ended December 31, 2008

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

        We provide a high degree of manufacturing expertise using statistical process controls to ensure product quality, total supply chain solution techniques and the systems necessary to effectively manage the business. This level of sophistication enables us to attract major original equipment manufacturers (OEMs) and to expand and diversify our customer base. Our strategy is to develop a customer base across several markets to avoid the effects of fluctuations within a given industry. The markets we focus on are Industrial Equipment, Vision, Medical, Military/Defense and Transportation.

        We believe the growth and expansion trends for contract manufacturing and the EMS industry will continue once the macro economy improves. OEM outsourcing will continue as companies focus their investments on marketing and development of their products and rely more on EMS providers for their production and supply chain requirements.

ACQUISITIONS

        On February 4, 2007, we acquired the business assets of a Garner, Iowa printed circuit board operation. This acquisition has strengthened our capabilities in printed circuit board assemblies and high level complete box build assemblies while opening new market segments in the agriculture and oil and gas industries. See Note 12 to the consolidated financial statements for further information on this acquisition.

BUSINESS SEGMENT

        All of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers' requirements. We share resources for sales, marketing, cash and risk management, banking, credit and collections, human resources, payroll, internal control, audit, taxes, SEC reporting and corporate accounting.

BUSINESS STRATEGY

        The Electronic Manufacturing Services industry has evolved into a dynamic, high tech global electronics contract services industry. We continue to expand our capabilities to better meet these changing market requirements. Along with offering technical expertise in our quality processes, design applications and testing, we are also increasing our focus on supplier-managed inventory services and the cost drivers throughout the supply chain. Our international operations and international partnerships allow us to take advantage of lower-cost alternatives for our customers and to remain competitive in the marketplace.

        We continue to pursue acquisitions, mergers, and/or joint ventures of companies in the EMS industry to remain competitive, grow our customer base and increase revenues. Our strategic objectives and our history have been based on both organic and acquired growth.

        Our quality systems and processes are based on ISO standards with all facilities certified to the latest version of the ISO 9001 standards. We also have ISO 13485 certification which recognizes our quality management systems applicable to contract design, manufacture and repair of assemblies for the medical industry. We believe these certifications benefit our customer base and increase our chances of attracting new business opportunities.

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

MARKETING

        We concentrate our marketing efforts in the industrial equipment, vision, medical, military/defense, transportation, agriculture, oil, and gas industries. Our marketing strategy emphasizes the breadth of our manufacturing, supply chain and engineering services and reflects the complete turnkey solution for meeting our customers' current and future requirements.

        Our potential customer emphasis continues to be on mature companies, which require a contract manufacturer with a high degree of manufacturing and quality sophistication, including statistical process control (SPC), statistical quality control (SQC), International Standards Organization (ISO), Military Specifications (Mill Spec) and Aerospace Systems 9100 (AS). We continue efforts to penetrate our existing customer base and expand new market opportunities in Mexico, Asia and Europe, in addition to participation in industry publications and selected trade shows. We target customers who value proven manufacturing performance, design and application engineering expertise and who value the flexibility to manage the supply chain of a high mix of products and services. We market our products and services through our employee sales force and independent manufacturers' representatives.

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

BACKLOG

        Our 90 day backlog as of December 31, 2008 was approximately $18.2 million compared to approximately $27.3 million on December 31, 2007. The majority of the backlog change comes from a reduction of past dues, order mix, and the overall slow down in the global economy.

        Our backlog does consist of firm purchase orders and although we normally expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter, the current macro economic conditions could change the historical trends. We have seen increased customer order cancellations and reschedules over the past several months.

MAJOR CUSTOMERS

        Two divisions of General Electric, Co. (G.E.) combined accounted for 10% or more of our net sales during the past two years. G.E.'s Medical and Transportation Divisions together accounted for 20% and 17% of net sales for the years ended December 31, 2008 and 2007, respectively. Accounts receivable from G.E.'s Medical and Transportation Divisions at December 31, 2008 and 2007 represented 19% and 10% of total accounts receivable, respectively. Additionally, Northrop Grumman Corp. accounted for 18% and 16% of net sales for the years ended December 31, 2008 and 2007, respectively. Accounts receivable from Northrop Grumman at December 31, 2008 and 2007 represented 8% and 21% of total accounts receivable, respectively. Historically, we have not experienced significant losses on customer receivable collections in any particular industry or geographic area.

RESEARCH AND DEVELOPMENT

        We perform research and development for customers on an as requested and program basis for development of conceptual engineering and design activities prior to manufacturing the products. We did not expend significant dollars in 2008 and 2007 on company-sponsored product research and development.

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

EMPLOYEES

        We have 976 full-time and 20 part-time/temporary employees as of December 31, 2008. Manufacturing personnel, including direct, indirect support and sales functions, comprise 954 employees, while general administrative employees total 42.

FOREIGN OPERATIONS AND EXPORT SALES

        We have a leased manufacturing facility in Monterrey, Mexico with approximately $297,000 in long-term assets at December 31, 2008. Export sales represent 4% of net sales for both of the years ended December 31, 2008 and 2007.

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

ITEM 1A.        RISK FACTORS

        In evaluating us as a company, careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and/or financial condition, as well as adversely affect the value of an investment in our common stock. In addition to the following disclosures, please refer to the other information contained in this report, including our consolidated financial statements and the related notes.

The economic conditions in the United States and around the world could adversely affect our financial results.

        Demand for our products and services depends upon worldwide economic conditions, including but not limited to overall economic growth rates, construction, consumer spending, financing availability, employment rates, interest rates, inflation, consumer confidence, defense spending levels, and the profits, capital spending, and liquidity of industrial companies. A continued recession in the economy and in the markets that we serve could further cause our OEM consumers to reduce spending levels resulting in reschedules, program delays or cancelled orders of our products and services having an adverse effect on our business and our financial results.

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

        We have several customers that are responsible for a significant portion of our net sales. General Electric Co.'s (G.E.) Medical and Transportation Divisions together accounted for 20% and 17% of net sales for the years ended December 31, 2008 and 2007, respectively. Additionally, Northrop Grumman Corp. accounted for 18% and 16% of net sales for the years ended December 31, 2008 and 2007, respectively. If there is a loss of one or more major customers or a significant decline in sales to our major customers it could have an adverse effect on our results from operations. We will continue to expand our customer base through our in-house sales efforts and target acquisitions to reduce the dependence.

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

        We do face, through the normal course of business, customer cancellations and rescheduled orders and are not always successful in recovering the costs of such cancellations or rescheduling. In addition, excess and obsolete inventory losses as a result of customer order changes, cancellations, product changes and contract termination could have an adverse effect on our operations. We estimate and reserve for any known or potential impact from these possibilities.

The manufacture and sale of our products carries potential risk for product liability claims.

        We represent and warrant the goods and services we deliver are free from defects in material and workmanship for one year from ship date. We make no other guarantees or warranties, expressed or implied, of any nature whatsoever as to the goods including without limitation, warranties to merchantability, fit for a particular purpose or non-infringement of patent or the like unless agreed upon in writing. If a product liability claim results in our being liable and the amount is in excess of our insurance coverage or there is no insurance coverage for the claim then it could have an adverse effect on our business and financial position.

We depend heavily on our people and may from time to time have difficulty attracting and retaining skilled employees.

        Our operations depend upon the continued contributions of our key management, marketing, technical, financial, accounting, product development engineers, sales people and operational personnel. We also believe that our continued success will depend upon our ability to attract, retain and develop highly skilled managerial and technical resources within the highly competitive EMS industry. Not being able to attract or retain these employees could have a material adverse effect on revenues and earnings.

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

        Our revolving credit facility and debt agreements contain financial and operating covenants with which we must comply. As of December 31, 2008, we were in compliance with these covenants. However, among other factors, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

We are dependent on our management information systems for order, inventory and production management, financial reporting, communications and other functions. If our information systems fail or experience major interruptions, our business and our financial results could be adversely affected.

        We rely on our management information systems to effectively manage our operational and financial functions. Our computer systems, Internet web sites, telecommunications, and data networks are also vulnerable to damage or interruption from power loss, natural disasters and attacks from viruses or hackers. These types of system failures or interruption could adversely affect our business and operating results.

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

ITEM 2.        PROPERTIES

ADMINISTRATION

        Our Corporate Headquarters consists of approximately 5,000 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota. The Corporate Headquarters has a lease with a five-year term that expires on July 31, 2010. A portion of the Bemidji facility is used for corporate financial and information systems shared services.

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

        We own a building in Blue Earth, Minnesota, of approximately 140,000 square feet consisting of 92,000 square feet designated for manufacturing space. The remaining space is being used for offices and warehouse.

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

        We lease a 15,000 square foot building in Monterrey, Mexico consisting of 14,000 square feet designated for manufacturing space with the remaining space being used for offices. We are leasing this building on a month-to-month basis.

        In Garner, Iowa we lease a 38,000 square foot building with designated manufacturing space of 30,000 square feet. The remaining space is used for offices. The lease expires on June 30, 2011.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of March 13, 2009, there were 768 shareholders of record. Our stock is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap Market under the symbol "NSYS". We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2008 or 2007. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, any limitations on payments of dividends present in our current or future debt agreements, and other factors. Stock price comparisons follow.

        Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High
March 31, 2008	$5.25	$6.80
June 30, 2008	$6.05	$9.40
September 30, 2008	$5.05	$14.50
December 31, 2008	$3.80	$6.17
March 31, 2007	$7.51	$8.48
June 30, 2007	$7.03	$8.59
September 30, 2007	$7.15	$8.16
December 31, 2007	$6.24	$7.84

        Sales of Unregistered Securities:

        We did not have any unregistered sales of equity securities in 2008.

        Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

        We did not make any purchases of our equity securities in 2008.

EQUITY COMPENSATION PLAN INFORMATION

        Certain information with respect to our equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a Wayzata, Minnesota based full-service Electronics Manufacturing Services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries. Markets served include industrial equipment, transportation, vision, medical, military/defense, agriculture, oil and gas. In Minnesota, we have facilities in Baxter, Bemidji, Blue Earth, Fairmont and Merrifield. We also have facilities in Augusta, Wisconsin, Garner, Iowa and Monterrey, Mexico.

        The vast majority of our revenue is derived from products that are built to the customer's design specifications. We provide a high degree of manufacturing sophistication. During 2008, we continued our supply chain initiatives designed to reduce costs, improve asset utilization and increase responsiveness to customers. Our strategy has been to expand and diversify our customer base, and we are focusing our sales and marketing approach to target greater value-added service opportunities. Our market strength is low-volume, high-mix production, particularly with complex products. Our continued investment in our Mexico operation allows for expansion into medium volume, medium mix and lower cost production and our contractual arrangements with Chinese manufacturers allow us to meet higher volume, lower mix and lower cost customer requirements.

        During 2008, we experienced growth in our Sales, Gross Profit, and Net Income. For the years ended December 31, 2008 we had sales of $121.9 million, compared to $118.1 million for 2007. The 2008 increase of $3.8 million was a 3.2% improvement over 2007. For the years ended December 31, 2008 and 2007, we had gross profit of $16.9 million and $16.2 million, respectively. Gross profits as a percentage of net sales were 13.8% and 13.7% for the years ended December 31, 2008 and 2007, respectively. Our net income in 2008 was $1,753,849 or $0.64 per diluted common share compared to $1,579,013 or $0.58 per diluted common share in 2007.

        The global economy is currently experiencing a broad recession. Although we have not been significantly impacted through December 31, 2008, we are now experiencing increased customer order cancellations and delays.

CRITICAL ACCOUNTING ESTIMATES

        Our significant accounting policies and estimates are summarized in the footnotes to our annual consolidated financial statements. Some of the accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, known trends in the industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical estimates that require significant judgment are as follows.

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

Allowance for Uncollectible Accounts:

        When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We have historically not experienced significant bad debts expense and believe the reserve is adequate for any exposure to loss in the December 31, 2008 accounts receivable.

Inventory Reserves:

        Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process that is used to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We believe the total reserve at December 31, 2008 is adequate.

Long-Lived and Intangible Asset Impairment:

        We evaluate long-lived assets and intangible assets with finite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. To date, we have determined that no impairment of long-lived assets exists.

Stock-Based Compensation:

        We follow the provisions of Statement of Financial Accounting Standards (SFAS) 123R, "Share-Based Payment" which requires us to measure and recognize in our consolidated financial statements the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each award, the expected volatility of the stock price during the expected term of the award, the expected dividends to be paid and the risk free interest rate expected during the award term. Of these assumptions, the expected term of the award and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected future performance of our stock. An increase in the volatility of our stock price or an increase in the average period before exercise will increase the amount of compensation expense related to awards granted after December 31, 2008.

        Based on a critical assessment of our accounting estimates and the underlying judgments and uncertainties of those estimates, we believe that our consolidated financial statements provide a meaningful and fair presentation of our financial position and results of operations. This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, changes in materials costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

        No matters have come to our attention since December 31, 2008 that would cause the estimates included in the consolidated financial statements to change materially.

OPERATING RESULTS

        The following table presents statement of operations data as percentages of net sales for the indicated year:

	2008	2007
Net Sales	100.00%	100.00%
Cost of Goods Sold	86.20	86.30

Gross Profit	13.80	13.70
Selling Expenses	4.70	4.50
General and Administrative Expenses	6.30	6.20

Income from Operations	2.80	3.00
Other Expenses, Net	0.50	0.90
Income Tax Expense	0.90	0.80

Net Income	1.40%	1.30%

Revenues:

        For the years ended December 31, 2008 and 2007, we had sales of $121.9 million and $118.1 million,

respectively, an increase of $3.8 million or 3.2%. Our sales increase was mainly due to increases in Aerospace Systems sales of $4.7 million and Cable and Wire sales of $2.4 million, offset by a decrease of Electronic Circuit Board Assembly sales of $3.3 million. The increases are a result of continued growth in our defense and medical customers and the decrease was mainly the result of some softness in business from our industrial customer base being impacted by the economic downturn.

Gross Profit:

        For the years ended December 31, 2008 and 2007, we had gross profit of $16.9 million and $16.2 million, respectively. Gross profits as a percentage of net sales were 13.8% and 13.7% for the years ended December 31, 2008 and 2007, respectively. The 2008 gross profit as a percentage of sales remained flat due primarily to the favorable impact of volume, product mix and leveraging on our operations, offset by energy and commodity (copper and petroleum based products) cost pressures early in the fiscal year.

Selling:

        Selling expenses were $5.8 million or 4.7% of net sales for the year ended December 31, 2008 and $5.1 million or 4.5% of net sales for the year ended December 31, 2007. The 2008 increase in selling expense of $0.7 million from 2007 can be attributed to increased commission expenses of $0.2 million as a result of higher commissionable sales, as well as a $0.5 million increase in marketing and sales related spending, consisting primarily of personnel, travel and expense to support the sales efforts.

General and Administrative:

        For the years ended December 31, 2008 and 2007, general and administrative expenses were $7.6 million and $7.4 million, respectively. General and administrative expenses as a percentage of net sales were 6.3% and 6.2% for the years ended December 31, 2008 and 2007, respectively. The $0.2 million increase in general and administrative expenses in 2008 from 2007 is mainly attributed to an increase in allowance for uncollectible accounts expense, offset by decreases in personnel and related expenses.

Other Income (Expense):

        Other expense for the years ended December 31, 2008 and 2007 was approximately $0.6 million and $1.2 million, respectively. Interest income for the years ended December 31, 2008 and 2007 was approximately $10,000 and $24,000, respectively. For the year ended December 31, 2008 we had miscellaneous income of $78,000 compared to miscellaneous expense of $73,000 for the year ended December 31, 2007. The increasing value of the US Dollar against the Mexican Peso was the main reason for the year over year variance. Interest expense was approximately $0.7 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively. Lower average debt levels and favorable interest rates in 2008 over 2007 accounted for the majority of the decreased interest expense.

Income Taxes:

        Income tax expense amounted to $1,101,000 and $898,000 for the years ended December 31, 2008 and 2007, respectively. The effective tax rate for fiscal 2008 was 38.6% compared to 36.3% in fiscal 2007. The increase in the effective tax rate was mainly due to a $49,000 additional FIN 48 reserve and a $17,000 reduction of R & D tax credits.

Net Income:

        Our net income in 2008 was $1,753,849 or $0.64 per diluted common share compared to $1,579,013 or $0.58 per diluted common share in 2007. The changes in net income are the result of the aforementioned factors.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 1 to our consolidated financial statements for a description of recent accounting pronouncements and their estimated impact on our consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

        We believe that our existing financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs, capital expenditures, investments, and debt repayments for the foreseeable future.

        We are currently in compliance with the covenants in our financing arrangements. However, we cannot be certain that, if we were to violate our credit agreement in the future, the lender would be agreeable to renegotiation. We currently do not have alternative financing arrangements, and if we were required to obtain financing in a short period of time to avoid default, financing might not be available, or the terms of that financing might be disadvantageous.

Credit Lines:

        On August 15, 2008, we entered into an 8th amendment to our credit agreement with WFB which expires, if not renewed, on June 30, 2010, and under which both the line of credit and real estate term note are subject to variations in the LIBOR rate. During 2008 our line of credit bore interest at LIBOR + 1.75% (3.625% at December 31, 2008). The weighted-average interest rate on our line of credit was 4.52% for the year ended December 31, 2008.

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

Other Commercial Commitment	Total Amount Committed	Outstanding at December 31, 2008	Date of Expiration
Line of credit	$15,000,000	$4,367,562	June 30, 2010

        As of December 31, 2008 we have net unused availability under our line of credit agreement of approximately $8.2 million as supported by our borrowing base.

Cash Flow:

	December 31, 2008	December 31, 2007
Cash flows provided by (used in):
Operating Activities	$4,027,231	$4,343,284
Investing Activities	(2,303,151)	(6,316,568)
Financing Activities	(1,809,730)	2,135,833
Effect of exchange rate changes on cash	655	(404)

Net increase (decrease) in cash and cash equivalents	$(84,995)	$162,145

        On December 31, 2008, we had working capital of approximately $15.8 million as compared to $14.8 million at the end of 2007. During 2008, we generated approximately $4.0 million of cash flow from operating activities. The cash flow from operations is primarily due to net income of $1.8 million and noncash depreciation, amortization, and other noncash expenses, and the change in deferred taxes, which totaled $2.1 million in net positive adjustments. Cash flow from changes in operating assets and liabilities was $0.1 million. This was driven by a $2.2 million reduction in accounts receivable, offset by an increase in inventory of $1.8 million and other changes in current operating items of $0.3 million.

        Our net cash used in investing activities of $2.3 million is primarily due to $2.3 million of capital equipment purchases. Net cash used in financing activities of $1.8 million consisted of paying down $1.2 million on our line of credit, a net decrease in long-term debt of $0.7 million, offset by proceeds of $0.1 million from the issuance of common stock due to the exercise of options.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

DECEMBER 31, 2008 AND 2007

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        (The remainder of this page was intentionally left blank.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Nortech Systems Incorporated and Subsidiary

        We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assertion about the effectiveness of Nortech Systems Incorporated and Subsidiary's internal control over financial reporting as of December 31, 2008 included in the Company's Annual Report and titled Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 11, 2009

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS	2008	2007
CURRENT ASSETS
Cash and Cash Equivalents	$803,041	$888,036
Accounts Receivable, Less Allowance for Uncollectible Accounts	13,161,578	15,366,965
Inventories	20,703,144	18,876,464
Prepaid Expenses	745,044	512,884
Income Taxes Receivable	421,175	—
Deferred Tax Assets	1,358,000	974,000

Total Current Assets	37,191,982	36,618,349

PROPERTY AND EQUIPMENT
Land	300,000	300,000
Building and Leasehold Improvements	6,508,974	6,435,732
Manufacturing Equipment	12,067,317	10,140,802
Office and Other Equipment	4,105,009	3,687,441
Construction in Progress	467,944	146,081

Total Property and Equipment	23,449,244	20,710,056
Accumulated Depreciation	(13,204,036)	(11,785,374)

Net Property and Equipment	10,245,208	8,924,682

OTHER ASSETS
Restricted Cash	427,500	427,500
Finite-Lived Intangible Assets, Net of Accumulated Amortization	493,670	643,791
Goodwill	75,006	75,006
Deferred Tax Assets	—	303,400
Other Assets	7,726	7,726

Total Other Assets	1,003,902	1,457,423

Total Assets	$48,441,092	$47,000,454

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31, 2008 AND 2007

LIABILITIES AND SHAREHOLDERS' EQUITY	2008	2007
CURRENT LIABILITIES
Bank Note Payable	$4,367,562	$5,635,076
Current Maturities of Long-Term Debt	951,437	1,176,209
Accounts Payable	10,746,206	10,627,381
Accrued Payroll and Commissions	3,417,901	2,845,557
Accrued Health and Dental Claims	446,102	380,000
Other Accrued Liabilities	1,484,990	922,607
Income Taxes Payable	—	219,167

Total Current Liabilities	21,414,198	21,805,997

LONG-TERM LIABILITIES
Long-Term Debt (Net of Current Maturities)	4,386,064	4,840,689
Deferred Tax Liabillities	69,000	—
Other Long-Term Liabilities	153,805	42,919

Total Long-Term Liabilities	4,608,869	4,883,608

Total Liabilities	26,023,067	26,689,605

SHAREHOLDERS' EQUITY
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock—$0.01 par value; 9,000,000 Shares Authorized; 2,738,955 and 2,714,888 Shares Issued and Outstanding at December 31, 2008 and 2007, respectively	27,390	27,149
Additional Paid-In Capital	15,525,981	15,111,179
Accumulated Other Comprehensive Loss	(89,598)	(27,882)
Retained Earnings	6,704,252	4,950,403

Total Shareholders' Equity	22,418,025	20,310,849

Total Liabilities and Shareholders' Equity	$48,441,092	$47,000,454

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Net sales	$121,852,088	$118,099,031
Cost of goods sold	104,997,077	101,918,162

Gross profit	16,855,011	16,180,869

Operating expenses:
Selling expenses	5,772,762	5,146,354
General and administrative expenses	7,612,713	7,387,180

Total operating expenses	13,385,475	12,533,534

Income from operations	3,469,536	3,647,335

Other income (expense)
Interest income	9,861	23,791
Miscellaneous income (expense)	77,910	(73,397)
Interest expense	(702,458)	(1,120,716)

Total other expense	(614,687)	(1,170,322)

Income before income taxes	2,854,849	2,477,013
Income tax expense	1,101,000	898,000

Net income	$1,753,849	$1,579,013

Net income per common share:
Basic	$0.64	$0.59

Weighted average number of common shares outstanding used for basic earnings per common share	2,719,250	2,690,717

Diluted	$0.64	$0.58

Weighted average number of common share outstanding plus dilutive common stock options	2,746,157	2,724,886

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
BALANCE DECEMBER 31, 2006	$250,000	$26,747	$14,644,901	$(23,179)	$3,403,390	$18,301,859
Adoption of FIN 48	—	—	—	—	(32,000)	(32,000)
2007 net income	—	—	—	—	1,579,013	1,579,013
Issuance of stock upon exercise of stock options	—	402	200,698	—	—	201,100
Compensation on stock-based awards	—	—	255,012	—	—	255,012
Excess tax benefits from stock-based awards	—	—	10,568	—	—	10,568
Translation loss	—	—	—	(4,703)	—	(4,703)

BALANCE DECEMBER 31, 2007	250,000	27,149	15,111,179	(27,882)	4,950,403	20,310,849
2008 net income					1,753,849	1,753,849
Issuance of stock upon exercise of stock options	—	241	136,940	—	—	137,181
Compensation on stock-based awards	—	—	277,862	—	—	277,862
Translation loss, net of tax	—	—	—	(61,716)	—	(61,716)

BALANCE DECEMBER 31, 2008	$250,000	$27,390	$15,525,981	$(89,598)	$6,704,252	$22,418,025

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,753,849	$1,579,013
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation	1,728,848	1,649,609
Amortization	150,121	172,944
Compensation on stock-based awards	277,862	255,012
Interest on swap valuation	21,886	17,249
Deferred income taxes	(11,600)	(144,400)
(Gain) Loss on disposal of assets	(4,555)	7,572
Foreign currency transaction gain	(30,656)	(2,533)
Changes in operating assets and liabilities, net of effects of 2007 acquisition:
Accounts receivable	2,174,657	1,106,434
Inventories	(1,826,680)	(617,516)
Prepaid expenses and other assets	(235,279)	67,692
Income taxes receivable/payable	(552,522)	395,894
Accounts payable	(645,776)	(209,200)
Accrued payroll and commissions	595,124	(327,271)
Accrued health and dental claims	66,102	55,000
Other accrued liabilities	565,850	337,785

Net cash provided by operating activities	4,027,231	4,343,284

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	12,431	3,561
Business acquisition	—	(4,807,699)
Purchases of property and equipment	(2,315,582)	(1,512,430)

Net cash used in investing activities	(2,303,151)	(6,316,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit	(1,267,514)	941,049
Proceeds from long-term debt	496,953	2,582,762
Payments on long-term debt	(1,176,350)	(1,599,646)
Issuance of stock upon exercise of options	137,181	201,100
Excess tax benefits from stock-based awards	—	10,568

Net cash provided by (used in) financing activities	(1,809,730)	2,135,833

Effect of exchange rate changes on cash	655	(404)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(84,995)	162,145
Cash and cash equivalents—beginning of year	888,036	725,891

CASH AND CASH EQUIVALENTS—END OF YEAR	$803,041	$888,036

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

Restricted Cash

        As of December 31, 2008, restricted cash of $427,500 is to be used for the purchase of equipment and facility upgrades at the Blue Earth, Minnesota facility. This is required by the Industrial Revenue Bond agreement into which we entered on June 28, 2006 to purchase the Blue Earth, Minnesota facility (See Note 5).

Accounts Receivable and Allowance for Doubtful Accounts

        We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for uncollectible accounts. The allowance for uncollectible accounts was $492,000 and $184,000 at December 31, 2008 and 2007, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers' current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts. We accrue interest on past due accounts receivable that we have deemed collectable.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market (based on the lower of replacement cost or net realizable value). Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. Inventories are shown net of reserves for excess and obsolete inventory as follows:

	2008	2007
Raw materials	$13,483,021	$13,163,633
Work in process	4,126,710	4,307,282
Finished goods	4,433,648	2,709,033
Reserves	(1,340,235)	(1,303,484)

Total	$20,703,144	$18,876,464

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Equipment and Depreciation

        Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized, while maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Leasehold improvements are depreciated over the shorter of their estimated use lives or their remaining lease terms. All other property and equipment are depreciated by the straight-line method over their estimated useful lives, as follows:

Buildings	39 Years
Leasehold improvements	3-7 Years
Manufacturing equipment	5-7 Years
Office and other equipment	3-7 Years

Goodwill and Finite Life Intangible Assets

        We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," which requires that goodwill and certain indefinite-lived assets not be amortized but evaluated annually for impairment. Finite life intangible assets are amortized on a straight-line basis over their estimated useful lives. Finite life intangible assets at December 31, 2008 and 2007 are as follows:

	December 31, 2008
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value Amount
Bond Issue Costs	15	$79,373	$13,230	$66,143
Customer Base	5	676,557	259,345	417,212
Other intangibles	3	28,560	18,245	10,315

Totals		$784,490	$290,820	$493,670

	December 31, 2007
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value Amount
Bond Issue Costs	15	$79,373	$7,938	$71,435
Customer Base	5	676,557	124,035	552,522
Other intangibles	3	94,347	74,513	19,834

Totals		$850,277	$206,486	$643,791

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Amortization expense related to these assets was as follows:

Year ended December 31, 2008	$150,121
Year ended December 31, 2007	172,944

        Estimated future annual amortization expense related to these assets for the years ending December 31, is as follows:

2009	$150,000
2010	141,000
2011	141,000
2012	17,000
2013	5,000
Thereafter	40,000

Impairment Analysis

        We evaluate property and equipment and intangible assets with finite lives for impairment and for propriety of the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to the asset's estimated fair value. To date, we have determined that no impairment of long-lived assets exists.

Preferred Stock

        Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2008 and 2007.

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

Advertising

        Advertising costs are charged to operations as incurred. The total amount charged to expense was $212,742 and $160,343 for the years ended December 31, 2008 and 2007, respectively

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

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

        In September 2006 the Financial Accounting Standards Board (FASB) issued SFAS 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. The FASB approved a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

        The adoption of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a significant impact on our consolidated financial position and results of operations. We are currently assessing the potential effect of the adoption of the remaining provisions of SFAS 157 on our financial position, results of operations and cash flows.

        The fair value framework requires the categorization of assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

        Level 1:    Unadjusted quoted prices in active markets for identical assets or liabilities.

        Level 2:    Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

        Level 3:    Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

        We endeavor to use the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2008, our only financial liability accounted for at fair value on a recurring basis is our interest rate swap included in other long-term liabilities. We have determined that the fair value of the swap, based on LIBOR and swap rates, falls within Level 2 in the fair value hierarchy. The application of SFAS 157 did not change our valuation techniques from prior periods.

Stock-Based Compensation

        We account for stock-based compensation in accordance with SFAS 123R, "Share-Based Payment". Stock-based compensation expense recognized under SFAS 123R was $277,862 ($.10 per diluted common share) for 2008 and $255,012 ($.09 per diluted common share) for 2007. See Note 9 for additional information.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Financial Instruments

        SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended, defines derivatives and requires that they be carried at fair value on the balance sheet. On June 28, 2006, we entered into an interest rate swap agreement to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate. The change in market value of an interest rate swap is recognized in the statements of income by a charge or credit to interest expense. Further information related to our interest rate swap is disclosed in Note 5.

Net Income Per Common Share

        Basic net income per common share is computed using the weighted-average number of common shares outstanding. Diluted net income per common share is computed using the weighted-average number of common shares outstanding and potential common shares from the assumed exercise of stock options outstanding during the period using the treasury stock method.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS 141R, "Business Combinations" and SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. SFAS 141R and SFAS 160 are effective as of the beginning of our 2009 fiscal year. The effects of SFAS 141R on our consolidated financial statements will depend on the nature and significance of any future acquisitions subject to SFAS 141R.

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, results of operations and cash flows. SFAS 161 is effective for our consolidated financial statements issued for fiscal years and interim periods beginning with our quarter ended March 31, 2009. We do not expect the adoption of SFAS 161 to have a significant impact on our consolidated financial statements.

        In April 2008, the FASB issued Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets". It is effective for fiscal years and interim periods beginning with our quarter ended March 31, 2009, and will be applied prospectively to intangible assets acquired after the effective date. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible assets recognized as of, and subsequent to the effective date. The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions on or after January 1, 2009.

Supplemental Cash Flow and Noncash Investing Information

        We paid $1,591,102 and $615,597 in income taxes for the years ended December 31, 2008 and 2007, respectively. We paid interest expense of $683,001 and $1,100,467 for the years ended December 31, 2008 and 2007, respectively.

        For the year ended December 31, 2008, we had noncash investing activities of $780,000 related to capital expenditures. For the year ended December 31, 2007, we had noncash operating activities of $32,000, representing the cumulative effect of FIN 48 adoption, and noncash investing activities of $200,000 attributable to the earnout payment accrual for our Garner, Iowa acquisition.

Segment Reporting Information

        Our results of operations for the years ended December 31, 2008 and 2007 represent a single reportable segment referred to as Contract Manufacturing within the Electronic Manufacturing Services industry. Export sales represent approximately 4% of consolidated sales for each of the years ended December 31, 2008 and 2007.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Noncurrent assets by country are as follows:

	United States	Mexico	Total
2008
Net property and equipment	$9,948,496	$296,712	$10,245,208
Other assets	996,176	7,726	1,003,902
2007
Net property and equipment	$8,453,187	$471,495	$8,924,682
Other assets	1,449,697	7,726	1,457,423

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

NOTE 3 MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking and money market accounts at three high-credit quality financial institutions. These accounts may at times exceed federally insured limits. We have not experienced any losses in any of the short-term investment instruments we have used for excess cash balances. We do not require collateral on our receivables.

        The global economy is currently experiencing a broad recession. Although we have not been significantly impacted through December 31, 2008, we are now experiencing increased customer order cancellations and delays.

        Two divisions of General Electric, Co. (G.E.) combined accounted for 10% or more of our net sales during the past two years. G.E.'s Medical and Transportation Divisions together accounted for 20% and 17% of our net sales for the years ended December 31, 2008 and 2007, respectively. Accounts receivable from G.E.'s Medical and Transportation Divisions at December 31, 2008 and 2007 represented 19% and 10% of our total accounts receivable, respectively. Additionally, Northrop Grumman Corp. accounted for 18% and 16% of our net sales for the years ended December 31, 2008 and 2007, respectively. Accounts receivable from Northrop Grumman Corp. at December 31, 2008 and 2007 represented 8% and 21% of our total accounts receivable, respectively.

        Historically, we have not experienced significant losses on customer receivable collections in any particular industry or geographic area.

NOTE 4 ACCRUED HEALTH AND DENTAL CLAIMS

        We have partially self-insured our employee health and dental plans. We have contracted with two separate administrative service companies to supervise and administer the programs and act as representatives. Our health plan insures for excessive or unexpected claims and we are not liable for claims exceeding $80,000 per individual per plan year and an estimated aggregate amount of $4,473,000 for the plan year ending August

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

NOTE 4  ACCRUED HEALTH AND DENTAL CLAIMS (Continued)

2009. Our dental plan pays claims based on actual amounts incurred. Estimated unpaid claims for incurred health and dental services of $446,000 and $380,000 are reflected as accrued liabilities on the balance sheet at December 31, 2008 and 2007, respectively.

NOTE 5 LONG-TERM DEBT

        On February 2, 2007, we entered into a 7th amendment to our credit agreement with Wells Fargo Bank, N.A. (WFB) increasing our line of credit arrangement from $10 million to $15 million and extending the maturity date of the line of credit to April 30, 2009. Additionally, the 7th amendment increased our real estate term note balance and extended the maturity date to May 31, 2012.

        On August 15, 2008, we entered into an 8th amendment to our credit agreement with WFB, which expires if not renewed, on June 30, 2010 under which both the line of credit and real estate term note are subject to variations in the LIBOR rates. The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2008, we have net unused availability under our line of credit of approximately $8,200,000. The line is secured by substantially all of our assets.

        During 2008 our line of credit bore interest at LIBOR + 1.75% (3.625% at December 31, 2008). The weighted-average interest rate on our line of credit was 4.52% and 8.21% for the years ended December 31, 2008 and 2007, respectively. We had borrowings of $4,367,562 and $5,635,076 outstanding as of December 31, 2008 and 2007, respectively.

        A summary of long-term debt balances at December 31, 2008 and 2007 is as follows:

Description	2008	2007
Term notes payable—Wells Fargo Bank Minnesota, N.A., one note bears interest at LIBOR + 2.00% (approx. 3.875%), three notes bear interest at 7.31%, 6.67% and 4.95%, respectively; combined monthly principal payments of $96,000 plus interest, maturities range from July 2008 to May 2012; secured by substantially all assets	$4,157,501	$4,706,898
Industrial revenue bond payable to the City of Blue Earth, Minnesota at December 31, 2008 bears interest at 4.07% and has a maturity date of June 1, 2021, with principal of $130,000 payable annually on June 1	1,180,000	1,310,000

Total long-term debt	5,337,501	6,016,898
Current maturities of long-term debt	(951,437)	(1,176,209)

Long-term debt—net of current maturities	$4,386,064	$4,840,689

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

NOTE 5  LONG-TERM DEBT (Continued)

        Future maturity requirements for long-term debt are as follows:

Years Ending December 31,	Amount
2009	$951,437
2010	812,822
2011	2,773,242
2012	80,000
2013	80,000
Future	640,000

$5,337,501

        On June 28, 2006, we entered into an interest rate swap agreement with a notional amount of $1,440,000 to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011. The fair value of the swap at December 31, 2008 and 2007 was recorded as a long-term liability of $64,805 and $42,919, respectively, with the change in the fair value recorded as a component of interest expense.

NOTE 6 INCOME TAXES

        The income tax expense for the years ended December 31, 2008 and 2007 consists of the following:

	2008	2007
Current taxes—Federal	$853,400	$907,400
Current taxes—State	187,800	114,000
Current taxes—Foreign	16,400	21,000
Deferred taxes—Federal	71,200	(130,400)
Deferred taxes—State	(27,800)	(14,000)

Income tax expense	$1,101,000	$898,000

        The statutory rate reconciliation for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Statutory federal tax provision	$971,000	$842,000
State income taxes, net of federal benefit	113,000	109,000
Effect of foreign operations	(6,000)	(3,000)
Income tax credits	(51,000)	(69,000)
Other, including benefit of income taxed at lower rates	74,000	19,000

Income tax expense	$1,101,000	$898,000

        Income from operations before income taxes was derived from the following sources:

	2008	2007
Domestic	$2,790,000	$2,406,000
Foreign	65,000	71,000

Total	$2,855,000	$2,477,000

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

NOTE 6  INCOME TAXES (Continued)

        Deferred tax assets (liabilities) at December 31, 2008 and 2007, consist of the following:

	2008	2007
Allowance for uncollectable accounts	$188,000	$69,000
Inventories reserve	513,000	489,000
Accrued vacation	341,000	314,000
Health insurance reserve	171,000	143,000
Non-compete amortization	423,000	417,000
Stock-based compensation	88,000	75,000
Other	503,000	157,000

Deferred tax assets	2,227,000	1,664,000

Prepaid expenses	(274,000)	(180,000)
Property and equipment	(664,000)	(206,600)

Deferred tax liabilities	(938,000)	(386,600)

Net deferred tax assets	$1,289,000	$1,277,400

Net current deferred tax assets	$1,358,000	$974,000
Net non-current deferred tax assets (liabilities)	(69,000)	303,400

Net deferred tax assets	$1,289,000	$1,277,400

        We have determined that it is more likely than not that our deferred tax assets will be realized, principally through anticipated taxable income in future tax years. As a result, we have determined that establishing a valuation allowance on our deferred tax assets is not necessary.

        In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109", which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We adopted FIN 48 on January 1, 2007. As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we recognized a $32,000 income taxes payable liability for unrecognized income tax benefits, as an adjustment to the January 1, 2007 retained earnings balance. At December 31, 2007 we also recorded an additional $8,000 of income taxes payable and expense for unrecognized 2007 income tax benefits.

        The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the year ended December 31, 2008:

Balance as of December 31, 2007	$40,000
Tax positions related to current year:
Additions	49,000

Balance as of December 31, 2008	$89,000

        The $89,000 of unrecognized tax benefits as of December 31, 2008, includes amounts which, if ultimately recognized will reduce our annual effective tax rate.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

NOTE 6  INCOME TAXES (Continued)

        Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2008 and as of the adoption of FIN 48 was not significant. Interest is computed on the difference between our uncertain tax benefit positions under FIN 48 and the amount deducted or expected to be deducted in our tax returns.

        Due to statute expiration, an approximate $16,000 decrease could occur with respect to our FIN 48 reserve in the next twelve months. This reserve, including associated interest, relates to federal research tax credits.

        We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2005. We are not currently under examination by any taxing jurisdiction.

NOTE 7 COMPREHENSIVE INCOME

        Comprehensive income is comprised of net income and other comprehensive loss. Other comprehensive loss includes losses resulting from foreign currency translations. The details of comprehensive income are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Net income, as reported	$1,753,849	$1,579,013
Other comprehensive loss	(61,716)	(4,703)

Comprehensive income	$1,692,133	$1,574,310

NOTE 8 401(K) RETIREMENT PLAN

        We have a 401(k) profit sharing plan (the "Plan") for our employees. The Plan is a defined contribution plan covering all of our employees except for employees covered by a collective bargaining agreement and non-resident aliens earning non-U.S. source income. Employees are eligible to participate in the Plan after completing six months of service and attaining the age of 21. Employees are allowed to contribute up to 60% of their wages to the Plan. We match 25% of the employees' contribution up to 6% of covered compensation. We made contributions of $229,140 and $218,393 during the years ended December 31, 2008 and 2007, respectively.

NOTE 9 GAINSHARING INCENTIVE, STOCK OPTION AND RESTRICTED STOCK PLANS

Employee Gainsharing

        During 1993, we adopted an employee gainsharing plan (the "Plan"). The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. We have authorized 50,000 common shares to be available under this Plan. In accordance with the terms of the Plan, employees can acquire newly issued shares of common stock for 90% of the current market value. During 2008 and 2007, 67 and 159 common shares, respectively, were issued in connection with this plan. Through December 31, 2008, 22,081 common shares have been issued under this Plan.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

NOTE 9 GAINSHARING INCENTIVE, STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

Stock Options and Restricted Stock

        In 1992, we approved the adoption of a fixed stock based compensation plan. In February 2003, we reached the maximum options allowed to be granted under that plan.

        During 2003, our shareholders approved the adoption of the Nortech Systems Incorporated 2003 Stock Option Plan (the "2003 Plan"). On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the "2005 Plan") and eliminated the remaining 172,500 option shares available for grant under the 2003 Plan effective February 23, 2005. The total number of shares of common stock that may be granted under the 2005 Plan is 200,000, of which 3,500 remain available for grant at December 31, 2008. The 2005 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

        During 2007, the Board of Directors approved the adoption of the FOCUS Incentive Plan (the "2007 Plan"). The purpose of the 2007 Plan is to provide incentives to our employees to increase our return on sales "ROS" performance measurement. The total number of shares of common stock that may be granted under the 2007 Plan is 490,000, of which 51,650 remain available for grant at December 31, 2008. The 2007 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options expire no later than 10 years from the date of grant. However, the FOCUS plan is unique from the preceding Plans in that vesting of options is conditional upon our achievement of established performance measurements as follows:

  •
  If we achieve 1.95% ROS for any of the three years ending 2007, 2008, or 2009, one-third of the options will vest.

  •
  If we achieve 3% ROS for either of the two calendar years 2008 or 2009, an additional one-third of the options will vest.

  •
  If we achieve 4% ROS for the calendar year 2009, the remaining one-third of the options will vest.

        If these performance measures are not met, no options granted from the 2007 Plan will ever vest.

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

        To calculate the stock-based compensation under SFAS 123R, we used the Black-Scholes option-pricing model. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables as noted in the following table. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility and holding period are based on our historical experience. For all grants, the amount of compensation

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

NOTE 9  GAINSHARING INCENTIVE, STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

expense recognized has been adjusted for an estimated forfeiture rate, which is based on historical data.

	2008	2007
Expected volatility	45.90 - 51.00%	51.10%
Expected dividends	None	None
Expected term (in years)	5 - 7	7
Risk-free rate	1.70 - 3.51%	5.02%

Stock Options with Time-Based Vesting

        Total compensation expense related to stock options with time-based vesting for the years ended December 31, 2008 and 2007 was $205,625 and $185,112, respectively. As of December 31, 2008 there was approximately $183,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of 1.65 years.

Stock Options with Performance-Based Vesting

        As mentioned previously, the vesting of options granted under the 2007 Plan is conditional upon our achievement of established performance measurements. At December 31, 2008, management has estimated the probability of achieving any of the performance goals is less than 50%, thus in accordance with provisions of SFAS 123R, no compensation expense has been recorded for the years ended December 31, 2007 and 2008. As of December 31, 2008 there was approximately $1,738,000 of unrecognized compensation expense relating to the performance-based stock options.

        A summary of option activity under all plans as of December 31, 2008, and changes during the year then ended is presented below

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2008	809,500	$7.30
Granted	59,350	6.33
Exercised	(24,000)	5.70
Forfeited	(45,000)	7.50

Outstanding—December 31, 2008	799,850	$7.27	7.49	$19,250

Exercisable on December 31, 2008	280,830	$7.04	5.41	$19,250

        The weighted-average grant-date fair values of options granted during 2008 and 2007 were $3.13 and $4.40, respectively. The weighted-average fair value of options vested during the years ended December 31, 2008 and 2007 were $4.29 and $4.32, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 were $56,960 and $105,720, respectively. At December 31, 2007, 258,000 shares were exercisable.

        Cash received from option exercise under all share-based payment arrangements for the year ended December 31, 2008 and 2007 was $137,181 and $201,100, respectively. SFAS 123R also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. The actual tax benefit realized for the tax deductions from the exercise of the share-based payment arrangements amount to $0 and $38,000 for the years ended December 31, 2008 and 2007, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

NOTE 9  GAINSHARING INCENTIVE, STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

Restricted Stock

        In March 2006, 28,500 shares of restricted common stock were granted to our management and directors. This benefit was valued at the market price of the stock on the date of grant. These awards vest over a three-year term and are expensed ratably over the same period. The arrangements contained an acceleration condition whereby if we attain certain financial measurements, the awards would vest in their entirety on December 31, 2006. The acceleration conditions were not met, thus the awards vested ratably over the full vesting period as stated in the agreement. Total compensation expense related to restricted stock included in the statements of income for the year ended December 31, 2008 and 2007 was $72,233 and $69,900, respectively. The following is the status of our restricted shares as of December 31, 2008, including changes during the year ended December 31, 2008:

	Restricted Shares	Weighted-Average Grant
Non-vested as of December 31, 2007	9,500	$7.44
Vested	(9,500)	7.44

Non-vested as of December 31, 2008	—	$—

        As of December 31, 2008 and 2007, there was approximately $0 and $70,000, respectively, of unrecognized compensation expense related to unvested restricted stock awards.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Operating Leases

        We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2011.

        Rent expense, which includes amounts for other short-term leases, for the years ended December 31, 2008 and 2007 amounted to approximately $1,017,000 and $1,015,000 respectively.

        Approximate future minimum lease payments under non-cancelable leases are as follows:

Years Ending December 31,	Amount
2009	$352,000
2010	155,000
2011	32,000

Total	$539,000

Litigation

        We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

Executive Life Insurance Plan

        During 2002, we set up an Executive Bonus Life Insurance Plan (the "Plan") for our key employees ("participants"). Pursuant to the Plan, we will pay a bonus to officer participants of 15% and a bonus to all other participants of 10% of the participants' base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant may be required to reimburse us for any unvested amounts, under certain circumstances. Expenses under the Plan were $322,000 and $304,000 for the years ended December 31, 2008 and 2007, respectively.

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

DECEMBER 31, 2008 AND 2007

NOTE 10  COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 11 NET INCOME PER COMMON SHARE

        The following is a reconciliation of the numerators and the denominators of the diluted net income per common share computations.

	2008	2007
Diluted Net Income Per Common Share
Net Income	$1,753,849	$1,579,013

Weighted average common shares outstanding	2,719,250	2,690,717
Stock options	21,331	29,030
Restricted Stock	5,576	5,139

Weighted average common shares for diluted net income per common share	2,746,157	2,724,886

Diluted net income per common share*	$0.64	$0.58

*
For 2008 and 2007, there were approximately 250,140 and 267,609 shares, respectively, which were excluded from the computation of diluted net income per share because to include them would be antidilutive. Performance based options outstanding under the 2007 Plan of 438,500 and 460,000 at December 31, 2008 and 2007, respectively, which are not probable of vesting are also excluded from diluted earnings per share pursuant to SFAS 128 "Earnings per Share".

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

        We accounted for the acquisition under the purchase method of accounting in accordance with SFAS 141, "Business Combinations". Accordingly, the purchase price was allocated to the tangible and identified intangible assets acquired and liabilities assumed based on our estimates of fair value at the acquisition date.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

NOTE 12  BUSINESS ACQUISITION (Continued)

        The following table presents further information on the aforementioned business acquisition and the allocation of the purchase price:

Accounts receivable	$1,981,000
Inventories	2,283,000
Other current assets	88,000
Property, plant and equipment	822,000
Finite life intangibles	734,000
Accounts payable assumed	(819,000)
Accrued compensation and other liabilities assumed	(81,000)

Net assets acquired and liabilities assumed	$5,008,000

Cash consideration Paid	$4,808,000
Earnout payment	200,000

Total purchase price	$5,008,000

        The finite life intangibles acquired of $734,000 include a customer base of approximately $676,000, being amortized over an estimated life of five years, a non-competition agreement of approximately $29,000 being amortized over an estimated life of three years, and a customer backlog of approximately $29,000 which was amortized over six months. For tax purposes, these assets are deductible over a 15-year period. This difference gives rise to deferred income taxes.

        The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2007:

Pro Forma Year Ended 2007
(unaudited)
Net Sales	$119,259,000

Net Income	$1,553,000

Basic net income per common share	$0.57

Diluted net income per common share	$0.56

        The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented.

Report of Independent Registered Public Accounting Firm on Supplementary Information

To the Board of Directors and Shareholders
Nortech Systems Incorporated and Subsidiary

        Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements for the years ended December 31, 2008 and 2007 and, in our opinion, is fairly stated in all material respects in relation to such basic consolidated financial statements taken as a whole.

/s/ MCGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 11, 2009

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

SCHEDULE II—Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Classification	Balance at Beginning of Year	Additions Charged to Costs And Expenses	Add (Deduct)	Balance at End of Year
Year Ended December 31, 2008:
Allowance for Uncollectible Accounts	$183,824	$324,055	$(16,250)	$491,629
Inventory Reserves	1,303,484	992,798	(956,047)	1,340,235
Self-insurance Accrual	380,000	4,809,075	(4,742,973)	446,102
Year Ended December 31, 2007:
Allowance for Uncollectible Accounts	$219,690	$70,716	$(106,582)	$183,824
Inventory Reserves	1,295,656	1,054,246	(1,046,418)	1,303,484
Self-insurance Accrual	325,000	5,214,567	(5,159,567)	380,000

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

        We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.        OTHER INFORMATION

        None.

 PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 2008 proxy statement to be filed with the Securities and Exchange Commission not later than May 31, 2009 and said portions of the proxy statement are incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

        Information regarding executive compensation of the Registrant will be included in the Registrant's 2008 proxy statements to be filed with the Securities and Exchange Commission not later than May 31, 2009 and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 2008 proxy statements to be filed with the Securities and Exchange Commission no later than May 31, 2009 and said portions of the proxy statements are incorporated herein by reference.

        Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant's 2008 proxy statements to be filed with the Securities and Exchange Commission no later than May 31, 2009 and said portions of the proxy statements are incorporated herein by reference.

        The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2008.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	799,850	$7.27	55,150
Equity compensation plans not approved by security holders	0	0	0

Total	799,850	$7.27	55,150

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

PART IV

ITEM 15.        EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)1.	Consolidated Financial Statements—consolidated financial statements and related notes are included in Part II, Item 8, and are identified in the Index on Page 20.
(a)2.	Consolidated Financial Statement Schedule—The following financial statement schedule and the Auditors' report thereon is included in this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm on Supplementary Information	37
Consolidated Financial Statement Schedule for the years ended December 31, 2008 and 2007:
Schedule II Valuation and Qualifying Accounts	38

        All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)3.	The following exhibits are incorporated herein by reference:

10.4	Eighth Amendment to Amended and Restated Credit and Security Agreement, Amended and Restated Revolving Note between the Company and Wells Fargo Bank Minnesota National Association.
23.1	Consent of McGladrey & Pullen, LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        The following exhibits are incorporated by reference to exhibits accompanying our Annual Report on Form 10-K for the year ended December 31, 2008.

10.4	Eighth Amendment to Amended and Restated Credit and Security Agreement, Amended and Restated Revolving Note between the Company and Wells Fargo Bank Minnesota National Association.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTECH SYSTEMS INCORPORATED
March 19, 2009	By:	/s/ RICHARD G. WASIELEWSKI Richard G. Wasielewski Chief Financial Officer and Principal Accounting Officer
March 19, 2009	By:	/s/ MICHAEL J. DEGEN Michael J. Degen President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

March 19, 2009	/s/ MICHAEL J. DEGEN Michael J. Degen President, Chief Executive Officer and Director
March 19, 2009	/s/ MYRON KUNIN Myron Kunin Chairman and Director
March 19, 2009	/s/ RICHARD W. PERKINS Richard W. Perkins, Director
March 19, 2009	/s/ C. TRENT RILEY C. Trent Riley, Director
March 19, 2009	/s/ KEN LARSON Ken Larson, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

10.4	Eighth Amendment to Amended and Restated Credit and Security Agreement, Amended and Restated Revolving Note between the Company and Wells Fargo Bank Minnesota National Association.
23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.