Form 10-Q
period 2009-03-31
NORTECH SYSTEMS INC
filed 2009-05-14
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices: 1120 Wayzata Blvd E., Suite 201, Wayzata, MN 55391

Telephone number: (952) 345-2244

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of $.01 par value common stock outstanding at May 8, 2008 - 2,738,991

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$41,487	$803,041
Accounts Receivable, Less Allowance for Uncollectible Accounts	13,585,431	13,161,578
Inventories	17,702,178	20,703,144
Prepaid Expenses	513,942	745,044
Income Taxes Receivable	1,270,263	421,175
Deferred Income Taxes	1,402,000	1,358,000

Total Current Assets	34,515,301	37,191,982

Property and Equipment
Land	300,000	300,000
Building and Leasehold Improvements	6,512,132	6,508,974
Manufacturing Equipment	12,206,111	12,067,317
Office and Other Equipment	4,103,350	4,105,009
Construction in Progress	478,175	467,944

Total Property and Equipment	23,599,768	23,449,244

Accumulated Depreciation	(13,669,397)	(13,204,036)

Net Property and Equipment	9,930,371	10,245,208

Other Assets
Restricted Cash	427,500	427,500
Finite Life Intangible Assets, Net of Accumulated Amortization	454,817	493,670
Goodwill	75,006	75,006
Deposits	7,726	7,726

Total Other Assets	965,049	1,003,902

Total Assets	$45,410,721	$48,441,092

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2009	2008
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank Note Payable	$7,132,049	$4,367,562
Current Maturities of Long-Term Debt	5,067,725	951,437
Accounts Payable	7,384,587	10,746,206
Accrued Payroll and Commissions	2,487,933	3,417,901
Accrued Health and Dental Claims	415,000	446,102
Other Accrued Liabilities	1,647,776	1,484,990
Total Current Liabilities	24,135,070	21,414,198

Long-Term Liabilities
Long-Term Debt (Net of Current Maturities)	—	4,386,064
Deferred Tax Liabilities	32,000	69,000
Other Long-Term Liabilities	96,250	153,805
Total Long-Term Liabilities	128,250	4,608,869

Total Liabilities	24,263,320	26,023,067

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,738,955 Shares Issued and Outstanding	27,390	27,390
Additional Paid-In Capital	15,557,277	15,525,981
Accumulated Other Comprehensive Loss	(102,300)	(89,598)
Retained Earnings	5,415,034	6,704,252

Total Shareholders’ Equity	21,147,401	22,418,025

Total Liabilities and Shareholders’ Equity	$45,410,721	$48,441,092

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2009	2008

Net Sales	$21,550,636	$31,229,362

Cost of Goods Sold	20,720,072	26,436,010

Gross Profit	830,564	4,793,352

Operating Expenses:
Selling Expenses	1,412,591	1,337,001
General and Administrative Expenses	1,541,013	2,218,553
Total Operating Expenses	2,953,604	3,555,554

Income (Loss) From Operations	(2,123,040)	1,237,798

Other Income (Expense)
Interest Income	149	4,239
Miscellaneous Income (Expense)	9,779	(9,734)
Interest Expense	(95,106)	(213,476)
Total Other Expense	(85,178)	(218,971)

Income (Loss) Before Income Taxes	(2,208,218)	1,018,827

Income Tax Expense (Benefit)	(919,000)	393,000

Net Income (Loss)	$(1,289,218)	$625,827

Earnings (Loss) Per Common Share:

Basic	$(0.47)	$0.23
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,738,955	2,705,389

Diluted	$(0.47)	$0.23
Weighted Average Number of Common Shares Outstanding Plus Effect of Dilutive Common Stock Options	2,738,955	2,729,703

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2009	2008
Cash Flows From Operating Activities
Net Income (Loss)	$(1,289,218)	$625,827
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation	482,083	423,774
Amortization	38,853	36,885
Stock-Based Compensation Awards	31,296	67,090
Other	(57,555)	13,368
Deferred Income Taxes	(81,000)	(98,600)
Gain on Disposal of Property and Equipment	—	(1,000)
Foreign Currency Transaction (Gain) Loss	(7,952)	10,468
Changes in Current Operating Items, Net of Acquisition:
Accounts Receivable	(428,910)	(3,578,306)
Inventories	3,000,966	(2,714,659)
Prepaid Expenses and Other Assets	230,562	40,937
Income Taxes Payable	(847,749)	30,481
Accounts Payable	(3,359,502)	2,663,424
Accrued Payroll and Commissions	(925,937)	140,703
Accrued Health and Dental Claims	(31,102)	—
Other Accrued Liabilities	161,872	49,384
Net Cash Used in Operating Activities	(3,083,293)	(2,290,224)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	—	1,000
Purchase of Property and Equipment	(172,995)	(443,551)
Net Cash Used in Investing Activities	(172,995)	(442,551)

Cash Flows from Financing Activities:
Net Change in Bank Note Payable	2,764,487	2,258,615
Principal Payments on Long-Term Debt	(269,776)	(275,564)
Proceeds from Issuance of Common Stock	—	185
Net Cash Provided by Financing Activities	2,494,711	1,983,236

Effect of Exchange Rate Changes on Cash	23	287
Net Decrease in Cash and Cash Equivalents	(761,554)	(749,252)
Cash and Cash Equivalents - Beginning	803,041	888,036
Cash and Cash Equivalents - Ending	$41,487	$138,784

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$97,445	$200,478
Cash paid during the period for income taxes	231	465,100

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

The accounting principles followed in the preparation of the consolidated financial information contained on Form 10-Q are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2008, some of which have been included herein.

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

Restricted Stock

On March 7, 2006, 28,500 shares of restricted common stock were granted to our management and directors.  This benefit was valued at the market price of the stock on the date of grant.  These awards vested over a three-year term and were expensed ratably over the same period.  We recorded compensation expense of $0 and $17,475 for the three months ended March 31, 2009 and 2008, respectively.  All restricted shares were fully vested as of December 31, 2008, and as a result there was no unrecognized compensation remaining as of March 31, 2009.

Following is the status of all stock options as of March 31, 2009, including changes during the three-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2009	799,850	$7.27
Granted	8,250	$3.70
Forfeited	(5,000)	$7.50
Outstanding - March 31, 2009	803,100	$7.23	7.26	$7,150
Exercisable - March 31, 2009	303,161	$7.10	5.34	$7,150

To calculate the fair value of option-based awards under Statement of Financial Accounting Standard No. 123R (SFAS 123R), we used the Black-Scholes option-pricing model.  Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options.  The expected volatility and holding period of options are based on our historical experience.  For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is also based on historical data.  The variables used for the grants for the three months ended March 31, 2009 and 2008 are below.

	2009	2008
Expected Volatility	49%	46%
Risk-free interest rate	2.6%	3.1%
Expected life	7 yrs	7 yrs
Expected dividend yield	0%	0%

Stock Options with Time-Based Vesting

Total compensation expense related to stock options with time-based vesting for the three months ended March 31, 2009 and 2008 was $31,296 and $49,615, respectively.  As of March 31, 2009 we have 361,500 time-based options outstanding.

As of March 31, 2009 there was approximately $153,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of 1.40 years.

Stock Options with Performance-Based Vesting

As mentioned previously, the vesting of certain options granted are conditional upon our achievement of established performance measurements. At March 31, 2009, management has estimated the probability of achieving any of the performance goals is less than 50%, thus in accordance with provisions of SFAS 123R, no compensation expense has been recorded for the three months ended March 31, 2009.

As of March 31, 2009 we have 441,600 performance-based options outstanding.  There was approximately $1,717,000 of unrecognized compensation expense available to be earned and expensed in future periods up through December 2009 on performance-based stock options.

Segment Reporting Information

Our results of operations for the three months ending March 31, 2009 and 2008 represent a single segment referred to as Contract Manufacturing.  Export sales represent 4% and 3% of consolidated net sales for the three-month periods ended March 31, 2009 and 2008, respectively.

Long-lived assets by country are as follows:

	United States	Mexico	Total
March 31, 2009
Net Property and Equipment	$9,671,280	$259,091	$9,930,371
Other Assets	957,323	7,726	965,049

December 31, 2008
Net Property and Equipment	$9,948,496	$296,712	$10,245,208
Other Assets	996,176	7,726	1,003,902

Finite Life Intangible Assets

Finite life intangible assets at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	15	$79,373	$14,553	$64,820
Customer Base	5	676,557	294,495	382,062
Other Intangibles	3	28,560	20,625	7,935
Totals		$784,490	$329,673	$454,817

	December 31, 2008
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	15	$79,373	$13,230	$66,143
Customer Base	5	676,557	259,345	417,212
Other Intangibles	3	28,560	18,245	10,315
Totals		$784,490	$290,820	$493,670

Amortization expense related to these assets is as follows:

Quarter ended March 31, 2009	$38,853
Quarter ended March 31, 2008	$36,885

Estimated future amortization expense related to these assets is as follows:

Remainder of 2009	$112,000
2010	141,000
2011	141,000
2012	17,000
2013	5,000
Thereafter	39,000
Total	$455,000

Recent Accounting Pronouncement

Effective January 1, 2008, we adopted SFAS 157 for our financial instruments with the remaining provisions of SFAS 157 for our non-financial assets and liabilities being adopted during the first quarter of fiscal 2009.  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

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

Two customers accounted for 10% or more of our net sales for the three-month periods ended March 31, 2009 and 2008.  G.E.’s Medical and Transportation Divisions together accounted for 22% and 16% of net sales for the three-month periods ended March 31, 2009 and 2008, respectively.  Accounts receivable from G.E.’s Medical and Transportation Divisions represented 16% of total accounts receivable at March 31, 2009.  Additionally, Northrop Grumman Corp. accounted for 13% and 20% of net sales for the three-month periods ended March 31, 2009 and 2008, respectively.  Accounts receivable from Northrop Grumman Corp. at March 31, 2009 represented 11% of total accounts receivable.

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Wells Fargo Bank, N.A. (WFB), which provides for a line of credit arrangement of $15 million which expires, if not renewed, on June 30, 2010.  The credit arrangement also has a real estate term note with a maturity date of May 31, 2012.  Both the line of credit and real estate term note are subject to variations in LIBOR rates.  On March 31, 2009, we had an outstanding balance of $7.1 million under the line of credit and unused availability of $4.7 million supported by the borrowing base level.  The line of credit is secured by substantially all of our assets.

The line of credit and real estate term note with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  As of March 31, 2009, we are not in compliance with certain financial covenants.  These covenant violations constitute an event of default under our current credit agreement and also result in a cross-default under our indebtedness related to the Blue Earth County Industrial Revenue Bond debt (Blue Earth) and the related interest rate swap.  Although WFB is not presently exercising its rights and remedies available upon an event of default, it reserves its right to do so at any time in its sole discretion.  As such, we have reclassified all outstanding debt with WFB and Blue Earth, including the fair value of the interest rate swap, as current on our March 31, 2009 balance sheet.

We are presently negotiating with WFB relating to a new financing agreement that we expect to be in place on or about May 31, 2009.  However, we make no assurances that we will be able to obtain a waiver related to current or future covenant violations, refinance or replace our current financing agreements with terms and conditions acceptable to the Company.

NOTE 5.  DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage some of the risk, we have entered into an interest rate swap agreement with a notional amount of $1.4 million with a goal to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011.  The fair value of the swap was determined based on LIBOR and swap rates, which fall within Level 2 in the fair value hierarchy of SFAS 157.  The fair value of the swap of approximately $64,000 was recorded as a current liability at March 31, 2009 (see Note 4).  The fair value of the swap of approximately $65,000 was recorded as a long-term liability at December 31, 2008.  The $1,000 change in fair value from December 31, 2008 was recorded as a component of interest expense for the quarter ended March 31, 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”, which was effective January 1, 2009.  The adoption of SFAS 161 did not have a significant impact on our consolidated financial statements.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, in order to better convey the purpose of derivative use in terms of the risks that we are intending to manage.  Management assessed and evaluated the new disclosure requirements as it relates to our interest rate swap used to hedge the cash flows for interest on certain of our long-term debt.  We do not use its interest rate swap for speculative purposes.

NOTE 6. NET INCOME (LOSS) PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	For the three months ended March 31,
	2009	2008
Basic Earnings Per Common Share
Net income (loss), as reported	$(1,289,218)	$625,827
Weighted average common shares outstanding	2,738,955	2,705,389
Basic earnings (loss) per common share	$(0.47)	$0.23

Diluted Earnings Per Common Share
Net income (loss), as reported	$(1,289,218)	$625,827
Weighted average common shares outstanding	2,738,955	2,705,389
Effect of Stock options	—	15,654
Effect of Restricted stock	—	8,660
Weighted average common shares for diluted earnings per common share	2,738,955	2,729,703
Diluted earnings (loss) per common share	$(0.47)	$0.23

For the three-month period ended March 31, 2009, the effect of all stock options is antidilutive due to the net loss incurred and, therefore, they were not included in the computation of per-share amounts.  For the three-month period ended March 31, 2008, 119,636 shares were excluded from the computation of diluted earnings (loss) per common share because to include them would be antidilutive.

NOTE 7.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  The effective tax rates for the quarters ended March 31, 2009 and 2008 were 42% and 39%, respectively.  Additional research and development credits impacted the current quarter.

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  On adoption, we recognized a $32,000 income tax liability for unrecognized tax benefits, which was accounted for as a cumulative change to opening retained earnings.  At March 31, 2009 we had $96,250 of net uncertain tax benefit positions that would reduce our effective income tax rate if recognized.  Due to statute expiration, a decrease could occur with respect to this FIN 48 reserve of approximately $40,000 during fiscal year 2009.  This reserve, including associated interest, relates primarily to federal research tax credits taken in prior years.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Net Income (Loss), as reported	$(1,289,218)	$625,827

Other Comprehensive Income (Loss):
Currency Translation Adjustment	(12,702)	14,146

Comprehensive Income (Loss)	$(1,301,920)	$639,973

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Wayzata, Minnesota based full-service Electronics Manufacturing Services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  Major markets served include industrial equipment and transportation, vision, medical and military/defense. We have operating facilities in Baxter, Bemidji, Blue Earth, Fairmont and Merrifield, Minnesota, Garner, Iowa, Augusta, Wisconsin, and Monterrey, Mexico.

Summary:

For the quarter ended March 31, 2009, we reported net sales of $21.6 million compared to $31.2 million reported in the same quarter of 2008.  Sales in the first quarter of 2009 were heavily impacted by the economic downturn as our customers reacted by canceling and delaying orders as well as adjusting their inventory levels to the current demand for their products.  The gross profit percentage was 3.9% and 15.3% for the first quarter of 2009 and 2008, respectively.  Our gross profits were impacted by volume shortfall, product mix and underutilization of our manufacturing facilities.  Loss from operations for the first quarter of 2009 totaled $2.1 million compared to operating income of $1.2 million reported in the first quarter of 2008.  Net loss for the first quarter of 2009 totaled $1.3 million, or $(0.47) per diluted common share compared to net income of $0.6 million, or $0.23 per diluted common share, reported in the first quarter of 2008.

(1.)         Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended
	March 31
	2009	2008
Net Sales	100.0%	100.0%
Cost of Goods Sold	96.1%	84.7%
Gross Profit	3.9%	15.3%

Selling Expenses	6.6%	4.3%
General and Administrative Expenses	7.2%	7.1%
Income (Loss) from Operations	-9.9%	3.9%

Other Expenses, Net	0.4%	0.7%
Income Tax Expense (Benefit)	-4.3%	1.2%
Net Income (Loss)	-6.0%	2.0%

Net Sales:

We reported net sales of $21.6 million and $31.2 million for the first quarters ended March 31, 2009 and 2008, respectively.  Recent unfavorable economic conditions and uncertainty because of fluctuating circumstances in the global financial markets is impacting businesses around the globe.  The global economic downturn has had a negative affect on demand for our customers’ products and thus has adversely affected our sales, resulting in a 41% sales decrease in Electronic Board Assembly, a 34% sales decrease in Cable and Wire, and a sales decrease of 17% in Aerospace Systems.  Our 90-day order backlog as of March 31, 2009 was approximately $15.2 million, compared to approximately $18.2 million at the beginning of the quarter.  We have seen increased customer order cancellations and reschedules over the past several months and anticipate this trend to continue into the second quarter.

Gross Profit:

Our gross profit for the first quarter of 2009 was $0.8 million or 3.9% of net sales compared to gross profit of $4.8 million or 15.3% of net sales for the first quarter of 2008.  Our gross profits were impacted by our volume shortfall causing underutilization of our manufacturing facilities, as well as the mix of products and services.  The manufacturing facilities have taken steps first at the end of January and again at the start of April to balance production resources and spending to current customer demand, including work force reductions, reduced management salaries, hiring and wage freezes, and reduced discretionary spending.

Selling Expense:

We had selling expenses of $1.4 million or 6.6% of net sales for the first quarter of 2009 and $1.3 million or 4.3% of net sales for the first quarter of 2008.  The increase in selling expense as a percent of sales is mainly due to the shortfall in sales.  It is our intent to maintain our sales infrastructure and marketing initiatives during the economic downturn in order to maintain a high level of customer service and expand our customer base as OEM’s look to outsourcing and consolidation of their supply base to reduce their costs.

General and Administrative Expense:

Our general and administrative expenses were $1.5 million or 7.2% of net sales for the first quarter of 2009 and $2.2 million or 7.1% of net sales reported for the first quarter of 2008.  The $0.7 million decrease in general and administrative expenses for the quarter was the result of decreased personnel and discretionary spending levels as we adjust our cost structure to current customer demand levels.

Other Expense:

Other expenses, net were $85,178 for the quarter ended March 31, 2009 compared to $218,971 for the first quarter of 2008.  The decrease in other expenses was mainly due to a decrease in interest expense as a result of lower interest rates.

Income Tax:

Income tax benefit for the three months ended March 31, 2009 was $919,000 compared to an income tax expense of $393,000 for the three months ended March 31, 2008.  The effective tax rate of 42% for the first three months of 2009 is the result of higher than estimated research and development credits for 2008.  The annual effective tax rate for 2009 is expected to be approximately 39% which is consistent with the 2008 annual effective tax rate.

(2.) Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through Wells Fargo Bank, N.A. (WFB).  Both the line of credit and real estate term note are subject to variations in the LIBOR rates. The line of credit and real estate term note with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial ratios, and limit the amount of annual capital expenditures.  As of March 31, 2009, we are not in compliance with certain financial covenants.  These covenant violations constitute an event of default under the current credit agreement and also result in a cross-default under our indebtedness related to the Blue Earth County Industrial Revenue Bond debt (Blue Earth).  Although WFB is not presently exercising its rights and remedies available upon an event of default, it reserves its right to do so at any time in its sole discretion.  As such, we have reclassified all outstanding debt with WFB and Blue Earth, including the related interest rate swap, as current on our March 31, 2009 balance sheet.

We are presently negotiating with WFB relating to a new financing agreement that meets our current financial position and projected cash flows.  We expect this agreement to be in place on or about May 31, 2009.  However, we cannot be certain that we will be able to enter into a new financing agreement with terms favorable to Nortech given the current capital market conditions.  As previously stated, we have implemented various cost-reduction and cash-management measures over the past several months, including employee layoffs, reducing management salaries, hiring and wage freezes, and cutting discretionary spending to adjust to the lower customer demand levels.  We continue to focus our efforts on lowering inventory levels and collecting accounts receivable within terms in order to improve our cash position.  We expect our working capital position and current availability under our existing line of credit will allow us to meet our future projected cash requirements.

The availability under our line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line of credit is secured by substantially all of our assets.  On March 31, 2009, we had an outstanding balance of $7.1 million under the line of credit and unused availability of $4.7 million supported by our borrowing base level.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

	March 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006

Current Ratio
(Current Assets / Current Liabilities)	1.43	1.74	1.68	1.63

Working Capital
(Current Assets — Current Liabilities)	$10,380,231	$15,777,784	$14,812,352	$12,711,278

Quick Ratio
(Cash + Accounts Receivable / Current Liabilities)	0.57	0.65	0.75	0.75

Accounts Receivable to Working Capital
(Average Accounts Receivable/ Working Capital)	1.29	0.97	1.01	1.14

Inventory to Working Capital
(Average Inventory/ Working Capital)	1.85	1.33	1.18	1.25

Our working capital of $10.4 million as of March 31, 2009 decreased from $15.8 million at December 31, 2008.  In addition to the reclassification of outstanding WFB and Blue Earth debt from long-term to current liabilities, the working capital decrease can be attributed to decreases in inventories, which were offset by a decrease in accounts payable and increases in accounts receivable.

Net cash used in operating activities for the three months ended March 31, 2009 was $3.1 million, which is up from the $2.3 million of net cash used in operating activities for the three months ended March 31, 2008.  The cash flow used in operations for the three months ended March 31, 2009 is the result of a net loss of $1.3 million, adjusted for noncash adjustments including depreciation, amortization and stock-based compensation expense which combined totaled $0.5 million in positive adjustments, plus the net change in operating assets and liabilities of $2.3 million.  A decrease in inventories of $3.0 million offset by a decrease in accounts payable, income taxes payable, and accruals totaling $5.1 million account for the majority of net cash used in the first quarter of 2009.

Net cash used in investing activities of $0.2 million for the three months ended March 31, 2009 is comprised entirely of equipment purchases.

Net cash provided by financing activities for the three months ended March 31, 2009 was $2.5 million, consisting primarily of line of credit advances of $2.8 million, offset by principal payments on long-term debt.

(3.) Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no significant changes in these critical accounting policies since December 31, 2008, other than the adoption of SFAS 157 and 159 as discussed in Note 4 of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q.  Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results could differ from these estimates.

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

Please refer to forward-looking statements and risks as previously disclosed in our report on Form 10-K for fiscal year ended December 31, 2008.

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

Nortech Systems Incorporated and Subsidiary

Date: May 14, 2009	by	/s/ Michael J. Degen

Michael J. Degen

President and Chief

Executive Officer

Date: May 14, 2009	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer