Form 10-Q
period 2009-06-30
NORTECH SYSTEMS INC
filed 2009-08-14
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of $.01 par value common stock outstanding at August 6, 2009 - 2,738,991

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$818,430	$803,041
Accounts Receivable, Less Allowance for Uncollectible Accounts	12,005,598	13,161,578
Inventories	16,884,477	20,703,144
Prepaid Expenses	423,906	745,044
Income Taxes Receivable	2,044,879	421,175
Deferred Income Taxes	1,326,000	1,358,000

Total Current Assets	33,503,290	37,191,982

Property and Equipment
Land	287,500	300,000
Building and Leasehold Improvements	6,414,252	6,508,974
Manufacturing Equipment	11,909,905	12,067,317
Office and Other Equipment	3,877,482	4,105,009
Construction in Progress	435,300	467,944

Total Property and Equipment	22,924,439	23,449,244

Accumulated Depreciation	(13,972,092)	(13,204,036)

Net Property and Equipment	8,952,347	10,245,208

Other Assets
Restricted Cash	427,500	427,500
Finite Life Intangible Assets, Net of Accumulated Amortization	418,609	493,670
Goodwill	75,006	75,006
Deferred Income Taxes	136,000	—
Deposits	7,726	7,726

Total Other Assets	1,064,841	1,003,902

Total Assets	$43,520,478	$48,441,092

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2009	2008
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of Credit	$6,359,607	$4,367,562
Current Maturities of Long-Term Debt	1,022,405	951,437
Accounts Payable	7,815,620	10,746,206
Accrued Payroll and Commissions	2,722,031	3,417,901
Accrued Health and Dental Claims	460,000	446,102
Other Accrued Liabilities	1,008,316	1,484,990
Total Current Liabilities	19,387,979	21,414,198

Long-Term Liabilities
Long-Term Debt, Net of Current Maturities	4,311,154	4,386,064
Deferred Income Taxes	—	69,000
Other Long-Term Liabilities	202,930	153,805
Total Long-Term Liabilities	4,514,084	4,608,869

Total Liabilities	23,902,063	26,023,067

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized:
250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized:
2,738,992 and 2,738,955 Shares Issued and Outstanding at June 30, 2009 and December 31, 2008, respectively	27,390	27,390
Additional Paid-In Capital	15,588,705	15,525,981
Accumulated Other Comprehensive Loss	(115,932)	(89,598)
Retained Earnings	3,868,252	6,704,252

Total Shareholders’ Equity	19,618,415	22,418,025

Total Liabilities and Shareholders’ Equity	$43,520,478	$48,441,092

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	JUNE 30
	2009	2008

Net Sales	$19,891,110	$31,994,182

Cost of Goods Sold	18,790,455	27,502,515

Gross Profit	1,100,655	4,491,667

Operating Expenses:
Selling Expenses	1,125,744	1,424,765
General and Administrative Expenses	1,549,943	1,954,618
Restructuring and Impairment Charges	645,118	—
Total Operating Expenses	3,320,805	3,379,383

Income (Loss) From Operations	(2,220,150)	1,112,284

Other Income (Expense)
Miscellaneous Expense, net	(53,462)	(35,933)
Interest Expense	(140,170)	(157,562)
Total Other Expense	(193,632)	(193,495)

Income (Loss) Before Income Taxes	(2,413,782)	918,789

Income Tax Expense (Benefit)	(867,000)	367,000

Net Income (Loss)	$(1,546,782)	$551,789

Earnings (Loss) Per Common Share:

Basic	$(0.56)	$0.20
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings (Loss) Per Common Share	2,738,989	2,712,373

Diluted	$(0.56)	$0.20
Weighted Average Number of Common Shares Outstanding Plus Effect of Dilutive Common Stock Options	2,738,989	2,743,614

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2009	2008

Net Sales	$41,441,746	$63,223,545

Cost of Goods Sold	39,510,527	53,938,525

Gross Profit	1,931,219	9,285,020

Operating Expenses:
Selling Expenses	2,538,335	2,761,766
General and Administrative Expenses	3,090,956	4,173,171
Restructuring and Impairment Charges	645,118	—
Total Operating Expenses	6,274,409	6,934,937

Income (Loss) From Operations	(4,343,190)	2,350,083

Other Income (Expense)
Miscellaneous Expense, net	(43,534)	(41,428)
Interest Expense	(235,276)	(371,038)
Total Other Expense	(278,810)	(412,466)

Income (Loss) Before Income Taxes	(4,622,000)	1,937,617

Income Tax Expense (Benefit)	(1,786,000)	760,000

Net Income (Loss)	$(2,836,000)	$1,177,617

Earnings (Loss) Per Common Share:

Basic	$(1.04)	$0.43
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings (Loss) Per Common Share	2,738,972	2,708,881

Diluted	$(1.04)	$0.43
Weighted Average Number of Common Shares Outstanding Plus Common Stock Equivalents	2,738,972	2,736,659

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2009	2008
Cash Flows From Operating Activities
Net Income (Loss)	$(2,836,000)	$1,177,617
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation	954,088	855,083
Amortization	75,061	75,062
Stock-Based Compensation Awards	62,592	134,180
Interest on swap valuation	(7,875)	(3,356)
Restructuring Charges	103,307	—
Property and Equipment Impairment Charges	541,811	—
Deferred Income Taxes	(173,000)	(74,600)
(Gain) Loss on Disposal of Property and Equipment	5,733	(6,751)
Foreign Currency Transaction (Gain) Loss	(31,495)	21,226
Changes in Current Operating Items, Net of Acquisition:
Accounts Receivable	1,159,907	(3,088,535)
Inventories	3,818,667	(2,104,392)
Prepaid Expenses and Other Assets	321,483	8,149
Income Taxes Payable	(1,624,323)	(176,690)
Accounts Payable	(2,932,660)	294,712
Accrued Payroll and Commissions	(701,661)	1,004,196
Accrued Health and Dental Claims	13,898	25,000
Other Accrued Liabilities	(522,870)	(173,937)
Net Cash Used in Operating Activities	(1,773,337)	(2,033,036)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	100	6,931
Purchase of Property and Equipment	(204,266)	(1,011,159)
Net Cash Used in Investing Activities	(204,166)	(1,004,228)

Cash Flows from Financing Activities:
Net Borrowings on Line of Credit	1,992,045	2,478,928
Proceeds from Long-Term Debt	616,397	—
Principal Payments on Long-Term Debt	(620,339)	(684,764)
Proceeds from Issuance of Common Stock	132	137,181
Checks in Excess of Bank Balance	—	500,000
Net Cash Provided by Financing Activities	1,988,235	2,431,345

Effect of Exchange Rate Changes on Cash	4,657	3,915
Net Increase (Decrease) in Cash and Cash Equivalents	15,389	(602,004)
Cash and Cash Equivalents - Beginning	803,041	888,036
Cash and Cash Equivalents - Ending	$818,430	$286,032

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$250,032	$376,702
Cash paid during the period for income taxes	502	1,044,100

See Accompanying Condensed Notes to Consolidated Financial Statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our latest shareholders’ annual report on Form 10-K.  The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

We have evaluated the period after the balance sheet date up through August 13, 2009, which is the date that the consolidated financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

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

Revenue Recognition

We recognize revenue upon shipment of manufactured products to customers, when title has passed, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. We also provide engineering services separate from the manufacture of a product. Revenue for engineering services is recognized upon completion of the engineering process, providing standalone fair value to our customers. Our engineering services are short-term in nature. In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized upon completion of the repairs and shipment back to the customer.

Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Stock-Based Compensation

We have two types of stock-based compensation awards consisting of restricted stock and stock options.  Following is a summary of the key terms and methods of valuation for our stock-based compensation awards.

Restricted Stock

On March 7, 2006, 28,500 shares of restricted common stock were granted to our management and directors.  This benefit was valued at the market price of the stock on the date of grant.  These awards vested over a three-year term and were expensed ratably over the same period.  We recorded compensation expense of $17,475 and $34,950 for the three and six months ended June 30, 2008.  All restricted shares were fully vested as of December 31, 2008, and as a result there was no remaining compensation to be recorded in the three and six months ended June 30, 2009.

Stock Options

Following is the status of all stock options as of June 30, 2009, including changes during the six-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2009	799,850	$7.27
Granted	9,550	$3.65
Forfeited	(22,100)	$7.14
Outstanding - June 30, 2009	787,300	$7.23	6.99	$—
Exercisable - June 30, 2009	303,161	$7.10	5.09	$—

To calculate the fair value of option-based awards under Statement of Financial Accounting Standard 123R (SFAS 123R), we used the Black-Scholes option-pricing model.  Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options.  The expected volatility and holding period of options are based on our historical experience.  For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is also based on historical data.  The variables used for the grants for the three and six months ended June 30, 2009 and 2008 are below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Expected volatility	49%	46%	49%	46%
Risk-free interest rate	2.70%	3.50%	2.60 - 2.70%	3.10 - 3.50%
Expected life	7 yrs	7 yrs	7 yrs	7 yrs
Expected dividend yield	0%	0%	0%	0%

Stock Options with Time-Based Vesting

Total compensation expense related to stock options with time-based vesting for the three months ended June 30, 2009 and 2008 was $31,296 and $49,615, respectively.  Total compensation expense related to stock options with time-based vesting for the six months ended June 30, 2009 and 2008 was $62,592 and $99,230, respectively.  At June 30, 2009 we have 361,500 time-based options outstanding.

As of June 30, 2009 there was approximately $122,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of 1.15 years.

Stock Options with Performance-Based Vesting

The vesting of certain options granted is conditional upon our achievement of established performance measurements. At June 30, 2009, management has estimated the probability of achieving any of the performance goals is less than 50%, thus in accordance with provisions of SFAS 123R, no compensation expense has been recorded for the three and six months ended June 30, 2009 and 2008.

As of June 30, 2009 we have 425,800 performance-based options outstanding.  There was approximately $1,591,000 of unrecognized compensation expense available to be earned and expensed in future periods up through December 2009 on performance-based stock options.

Segment Reporting Information

Our results of operations for the three and six months ended June 30, 2009 and 2008 represent a single segment referred to as Contract Manufacturing.  Export sales represented 4% of consolidated net sales for the three-month and six-month periods ended June 30, 2009 and 2008.

Long-lived assets by country are as follows:

	United States	Mexico	Total
June 30, 2009
Net Property and Equipment	$8,717,712	$234,635	$8,952,347
Other Assets	1,057,115	7,726	1,064,841

December 31, 2008
Net Property and Equipment	$9,948,496	$296,712	$10,245,208
Other Assets	996,176	7,726	1,003,902

Finite Life Intangible Assets

Finite life intangible assets at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	15	$79,373	$15,876	$63,497
Customer Base	5	676,557	327,000	349,557
Other Intangibles	3	28,560	23,005	5,555
Totals		$784,490	$365,881	$418,609

	December 31, 2008
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	15	$79,373	$13,230	$66,143
Customer Base	5	676,557	259,345	417,212
Other Intangibles	3	28,560	18,245	10,315
Totals		$784,490	$290,820	$493,670

Amortization expense related to these assets is as follows:

Three months ended June 30, 2009	$36,208
Three months ended June 30, 2008	$38,176
Six months ended June 30, 2009	$75,061
Six months ended June 30, 2008	$75,062

Estimated future amortization expense related to these assets is as follows:

Remainder of 2009	$75,000
2010	141,000
2011	141,000
2012	17,000
2013	5,000
Thereafter	40,000
Total	$419,000

Fair Value of Financial Instruments

The carrying amounts of all financial instruments approximate their fair values.  The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the line of credit approximate fair value because of the short maturity of these instruments.  Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the carrying value of our long-term debt approximates its fair value.

In September 2006 the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS 157, fair value measurements are disclosed by level within that hierarchy.  The adoption of SFAS 157 did not have a significant impact on our consolidated financial position and results of operations.

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

Level 3:                               Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

We endeavor to use the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of June 30, 2009, our only financial liability accounted for at fair value on a recurring basis is our interest rate swap included in other long-term liabilities.  We have determined that the fair value of the swap, based on LIBOR and swap rates, falls within Level 2 in the fair value hierarchy.  The application of SFAS 157 did not change our valuation techniques from prior periods.

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

Two customers accounted for 10% or more of our net sales for the three-month and six-month periods ended June 30, 2009 and 2008.  G.E.’s Medical and Transportation Divisions together accounted for 25% and 18% of net sales for the three-month periods ended June 30, 2009 and 2008, respectively.  For the six-month periods ended June 30, 2009 and 2008, G.E.’s Medical and Transportation Divisions together accounted for 24% and 17% of net sales, respectively.  Accounts receivable from G.E.’s Medical and Transportation Divisions represented 19% of total accounts receivable at June 30, 2009.  Additionally, Northrop Grumman Corp. accounted for 13% and 25% of net sales for the three-month periods ended June 30, 2009 and 2008, respectively.  For the six-month periods ended June 30, 2009 and 2008, Northrop Grumman Corp. accounted for 13% and 23% of net sales, respectively.  Accounts receivable from Northrop Grumman Corp. at June 30, 2009 represented 12% of total accounts receivable.

NOTE 4. FINANCING ARRANGEMENTS

At June 30, 2009 we had a credit agreement with Wells Fargo Bank, N.A. (WFB), which provided for a line of credit arrangement of $15 million, which expires if not renewed, on June 30, 2010.  The credit arrangement also had a real estate term note with a maturity date of May 31, 2012.  On June 30, 2009, we had an outstanding balance of $6.4 million under the line of credit and unused availability of $3.4 million supported by the borrowing base level.

The line of credit and real estate term note with WFB contained certain financial covenants which we were not in compliance with at June 30, 2009.  These covenant violations resulted in a cross-default under our indebtedness related to the Blue Earth County Industrial Revenue Bond debt (Blue Earth) and the related interest rate swap.  On August 6, 2009 we received a waiver for the defaults in connection with entering into a second amended and restated credit agreement with WFB.  The credit agreement provides for a line of credit arrangement of $12 million which expires, if not renewed, on June 30, 2010.  The credit arrangement also has a real estate term note with a maturity date of May 31, 2012.  The line of credit and real estate term note with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  Both the line of credit and real estate term note are subject to variations in LIBOR rates.  We believe our financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs.

NOTE 5.  DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage some of the risk, we have entered into an interest rate swap agreement with a notional amount of $1.4 million with a goal to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011.  We do not use this interest rate swap for speculative purposes.  The fair value of the swap was determined based on LIBOR and swap rates, which fall within Level 2 in the fair value hierarchy of SFAS 157.  The fair value of the swap of approximately $57,000 and $65,000 was recorded as a long-term liability at June 30, 2009 and December 31, 2008 respectively.  The change in fair value of $7,000 and $8,000 for the three and six-month periods ended June 30, 2009, respectively, was recorded as a component of interest expense.

NOTE 6. NET INCOME (LOSS) PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Basic Earnings (Loss) Per Common Share
Net income (loss), as reported	$(1,546,782)	$551,789	$(2,836,000)	$1,177,617
Weighted average common shares outstanding	2,738,989	2,712,373	2,738,972	2,712,373
Basic earnings (loss) per common share	$(0.56)	$0.20	$(1.04)	$0.43

Diluted Earnings (Loss) Per Common Share
Net income (loss), as reported	$(1,546,782)	$551,789	$(2,836,000)	$1,177,617
Weighted average common shares outstanding	2,738,989	2,712,373	2,738,972	2,708,881
Effect of Stock options	—	21,881	—	18,768
Effect of Restricted stock	—	9,360	—	9,010
Weighted average common shares for diluted earnings (loss) per common share	2,738,989	2,743,614	2,738,972	2,736,659
Diluted earnings (loss) per common share	$(0.56)	$0.20	$(1.04)	$0.43

For the six-month period ended June 30, 2009, the effect of all stock options is antidilutive due to the net loss incurred and, therefore, they were not included in the computation of per-share amounts.  For the six-month period ended June 30, 2008, 39,779 shares were excluded from the computation of diluted earnings per share because to include them would be antidilutive.

NOTE 7.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  The effective tax rates for the quarters ended June 30, 2009 and 2008 were 36% and 40%, respectively.  The year to date effective tax rates for the six months ended June 30, 2009 and 2008 were both 39%.  The decrease in the second quarter effective tax rate from 2008 to 2009 relates primarily to the additional credits taken upon the finalization of our 2008 research and experimentation (R&E) study and tax return.

At June 30, 2009 we had $146,000 of net uncertain tax benefit positions that would reduce our effective income tax rate if recognized, an increase of $57,000 over December 31, 2008.  $46,000 of the increase relates to restricted stock deductions, with the remaining increase relating to R&E credits and the Section 199 deduction.  Due to statute expiration, a decrease could occur with respect to this FIN 48 reserve of approximately $40,000 during fiscal year 2009.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net Income (Loss), as reported	$(1,546,782)	$551,789	$(1,786,000)	$1,177,617

Other Comprehensive Income (Loss):
Currency Translation Adjustment	(13,632)	18,007	(26,334)	32,153

Comprehensive Income (Loss)	$(1,560,414)	$569,796	$(1,812,334)	$1,209,770

NOTE 9. RESTRUCTURING AND IMPAIRMENT CHARGES

In order to better align our cost structure with recent changes in customer demand, our Board of Directors approved a restructuring plan in the second quarter of fiscal year 2009.  This restructuring will result in the closing of our Garner, Iowa facility at the end of August 2009 with production moving to Merrifield, Minnesota and closing our Fairmont Aerospace assembly production facility and moving these activities to Blue Earth, Minnesota, scheduled to be completed by mid-August 2009.   As a result of these moves, we recognized $0.6 million of restructuring and impairment charges during the three months and six months ended June 30, 2009 in Income (Loss) from Operations.

The restructuring and impairment costs included $0.5 million of non-cash property and equipment charges and $0.1 million in cash charges related to employee benefits, contract termination costs, and other expenses incurred to relocate production.  The property and equipment impairment charges are for certain assets identified that will no longer be used in our operations as a result of the restructuring.  The employee benefit costs of $46,000 resulted from one-time stay-on bonuses to certain employees, while $58,000 of other expenses resulted from contract termination costs and other expenses incurred to relocate production.

The table below sets forth the significant components and activity in the restructuring during the three months and six months ended June 30, 2009:

	Liability Balance at December 31, 2008	Restructuring Charges	Property and Equipment Impairment	Cash Payments	Liability Balance at June 30, 2009
Employee benefits	$—	$46,000	$—	$—	$46,000
Lease costs	—	14,000	—	(14,000)	—
Property and equipment impairment	—	—	542,000	—	542,000
Other costs	—	43,000	—	(4,000)	39,000
Total	$—	$103,000	$542,000	$(18,000)	$627,000

At June 30, 2009, accrued liabilities of approximately $85,000 related to the restructuring are expected to be paid over the next three months.  As a result of the restructuring, we expect to recognize approximately $1.2 million in total restructuring and impairment costs over the course of fiscal year 2009.

The closing of our Garner, Iowa facility eliminated 57 employee positions.  Additionally, on July 21, 2009, we announced that approximately 155 employee positions are being eliminated across Aerospace Systems facilities in Blue Earth and Fairmont, Minnesota, and Augusta, Wisconsin, in order to match resources with the latest projection of customer demand.  At this time, we do not foresee any additional restructuring activities.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Wayzata, Minnesota based full-service Electronics Manufacturing Services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  We provide value added services and technical support including design, testing, prototyping and supply chain management to customers in the industrial equipment and transportation, vision, medical and military/defense industries. We maintain manufacturing facilities in Baxter, Bemidji, Blue Earth, Fairmont and Merrifield, Minnesota, Garner, Iowa, Augusta, Wisconsin, and Monterrey, Mexico.

The U.S. economy is currently experiencing a period of declining growth that has had a negative impact on our results of operations as our customers demand for our products and services have been impacted.  These economic conditions led us to implement a restructuring of our operations to match resources with current demand as discussed in Note 9.  At this time we do not foresee any additional restructuring activities, however we will continue to assess market conditions and evaluate the need for additional changes.

Summary of Results:

Our second quarter showed signs we are nearing the bottom of the economic downturn, with revenue down only 8% compared to first quarter 2009 levels.  We also saw improvements in our Loss from Operations, before restructuring charges, of 26% quarter over quarter from cost reduction initiatives.  The restructuring of our capacity levels to match current customer demand will not be completed until August 2009 when we will begin to fully experience the cost savings from these events.

Net cash flow provided by operating activities for the second quarter was a positive $1.3 million, including one-time restructuring and impairment charges of $0.6 million, compared to net cash used in the first quarter of $3.1 million as we continue to focus on working capital and cash flow management.

For the quarter ended June 30, 2009, we reported net sales of $19.9 million compared to $32.0 million reported in the same quarter of 2008, a 38% decline year over year.  Sales in the second quarter of 2009 for our Commercial operations, including Cable and Wire and Electronic Board Assembly, continued to be impacted by the economic downturn as commercial customers continued to cancel and delay orders as they adjust their inventory levels to the current demand for their products.  Our Aerospace operations saw a sales decline due to the end of major contracts and the timing of new replacement business.  The gross profit percentage was 6% and 14% for the second quarter of 2009 and 2008, respectively.  Our gross profits were heavily impacted by lower production volume, resulting in the under utilization of our manufacturing facilities.

Loss from operations for the second quarter of 2009 totaled $2.2 million, including one-time restructuring and impairment charges, or $1.6 million excluding one-time restructuring and impairment charges compared to income from operations of $1.1 million reported in the second quarter of 2008.  Loss from operations for the first six months of 2009 totaled $4.3 million compared to income from operations of $2.4 million reported in the first six months of 2008.  Net loss for the second quarter of 2009 totaled $1.5 million or $(0.56) per diluted common share compared to net income of $0.6 million, or $0.20 per diluted common share, reported in the second quarter of 2008.  Net loss for the six months ended June 30, 2009 totaled $2.8 million, or $(1.04) per diluted common share compared to net income of $1.2 million, or $0.43 per diluted common share for the six months ended June 30, 2008.  The impact of the one-time restructuring charges per diluted common share was $(0.14) for the three and six months ended June 30, 2009.

(1.)  Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	94.5%	86.0%	95.3%	85.3%
Gross Profit	5.5%	14.0%	4.7%	14.7%

Selling Expenses	5.7%	4.5%	6.1%	4.4%
General and Administrative Expenses	7.8%	6.0%	7.5%	6.6%
Restructuring and Impairment Charges	3.2%	0.0%	1.6%	0.0%
Income (Loss) from Operations	-11.2%	3.5%	-10.5%	3.7%

Other Expenses, Net	1.0%	0.6%	0.6%	0.7%
Income Tax Expense (Benefit)	-4.4%	1.2%	-4.3%	1.2%
Net Income (Loss)	-7.8%	1.7%	-6.8%	1.8%

Net Sales:

We reported net sales of $19.9 million and $32.0 million for the quarters ended June 30, 2009 and 2008, respectively.  Net sales for the six months ended June 30, 2009 and 2008 were $41.4 million and $63.2 million respectively.  The global economic downturn has had a negative affect on demand for our customers’ products and thus has adversely affected our sales.  For the three months ended June 30, 2009 we saw sales decreases in our Aerospace operation of 37%, Electronic Board Assembly of 37%, and Cable and Wire of 41% compared to the three months ended June 30, 2008.  For the six months ended June 30, 2009, sales decreased in our Aerospace operation by 27%, Electronic Board Assembly by 39% and Cable and Wire by 37% compared to the same period in 2008.

Our 90-day order backlog as of June 30, 2009 was approximately $13.9 million, compared to approximately $15.2 million at the beginning of the quarter and approximately $27.3 million on June 30, 2008.  We have seen increased customer order cancellations and reschedules over the past three quarters and anticipate this trend to continue into the third and fourth quarters but to a lesser extent.

Gross Profit:

Gross profit decreased to 5.5% and 4.7% of net sales for the three months and six months ended June 30, 2009, respectively, from 14.0% and 14.7% of net sales for the three months and six months ended June 30, 2008, respectively.  The decrease in gross profit as a percentage of net sales was the result of our lower production volumes causing under utilization of our manufacturing facilities, as well as the mix of products and services.  We continue to implement cost reduction initiatives to better align our production facilities with the lower demand levels.

Selling Expense:

We had selling expenses of $1.1 million or 5.7% of net sales for the second quarter of 2009 and $1.4 million or 4.5% of net sales for the second quarter of 2008.  Selling expenses for the six months ended June 30, 2009 and 2008 were $2.5 million or 6.1% of net sales and $2.8 million or 4.4% of net sales, respectively.  Selling expense dollars are down as a result of cost management but it is our intent to maintain our sales infrastructure and marketing initiatives during the economic downturn.  We will continue to maintain our high level of customer service and take advantage of the opportunity to expand our customer base at this time as OEM’s look to further outsource and consolidate their supply base to reduce costs and risks in the supply chain.

General and Administrative Expense:

Our general and administrative expenses were $1.5 million or 7.8% of net sales for the three months ended June 30, 2009 compared to $1.9 million or 6.1% of net sales reported for the three months ended June 30, 2008.  General and administrative expenses for the six months ended June 30, 2009 were $3.1 million or 7.5% of net sales compared to $4.2 million or 6.6% of net sales for the same period in 2008.  The $0.4 million or 21% decrease and $1.1 million or 26% decrease for the three month and six month periods ended June 30, 2009, respectively, were the result of adjusting our cost structure by reducing personnel and discretionary spending levels.

Other Expense:

Other expenses, net were $193,632 for the quarter ended June 30, 2009 compared to $193,495 for the quarter ended June 30, 2008.  Other expenses, net were $278,810 for the six months ended June 30, 2009 compared to $412,455 for the six months ended June 30, 2008.  The decrease in other expenses was mainly due to a decrease in interest expense as a result of lower borrowing levels and interest rates.

Income Tax:

Income tax benefit for the three months ended June 30, 2009 was $867,000 compared to an income tax expense of $367,000 for the three months ended June 30, 2008.  Income tax benefit for the six months ended June 30, 2009 was $1.8 million compared to income tax expense of $0.8 million for the six months ended June 30, 2008.  The annual effective tax rate for 2009 is expected to be approximately 37% compared to 39% for 2008.  The decrease in the annual effective tax rate from 2008 to 2009 primarily relates to the absence of the domestic production deduction due to the projected loss in 2009.

At June 30, 2009 we had $146,000 of net uncertain tax benefit positions that would reduce our effective income tax rate if recognized, an increase of $57,000 over December 31, 2008.  $46,000 of the increase relates to restricted stock deductions, with the remaining increase relating to R&E credits and the Section 199 deduction.  Due to statute expiration, a decrease could occur with respect to this FIN 48 reserve of approximately $40,000 during fiscal year 2009.

Restructuring and Impairment Charges:

In conjunction with the one-time restructuring costs, we recognized $0.6 million of restructuring and impairment charges during the three months and six months ended June 30, 2009 to Income (Loss) from Operations.  The restructuring and impairment costs for the three months and six months ended June 30, 2009 included $0.5 million in non-cash impairment charges for property and equipment that will no longer be used in operations and $0.1 million related to employee benefits, contract termination costs, and other expenses incurred to relocate production.

The cash charges consist of employee benefit costs of approximately $46,000, lease termination fees of $14,000, and other expense incurred to relocate production of $44,000.  Total cash paid in the second quarter of 2009 was $18,000 with the remaining accrued liabilities of approximately $86,000 expected to be paid over the next three months.

In relation to the restructuring charges, we currently expect to recognize approximately $1.2 million in total restructuring and impairment costs primarily over the course of fiscal year 2009.  The remaining $0.6 million will consist entirely of cash charges, of which $0.4 million we be paid over the third and fourth quarters.  The restructuring of our capacity levels to match current customer demand will not be completed until August 2009 when we will begin to fully experience the cost savings from these events.

(2.) Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through Wells Fargo Bank, N.A. (WFB).  Both the line of credit and real estate term note are subject to fluctuations in the LIBOR rates. The line of credit and real estate term note with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  The availability under our line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line of credit is secured by substantially all of our assets.  On June 30, 2009, we had an outstanding balance of $6.4 million under the line of credit and unused availability of $3.4 million supported by our borrowing base level.

On August 6, 2009 we entered into a second amended and restated credit agreement with WFB which includes covenants and performance requirements that better tie to our current business and financial position.  The credit agreement provides for a line of credit arrangement of $12 million (see Note 4).  We believe our financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs.

Along with the previously mentioned restructuring, we have implemented various cost-reduction and cash-management measures over the past several months, including employee layoffs, reducing management salaries, hiring and wage freezes, and cutting discretionary spending to adjust to the lower customer demand levels.  We have begun to see the positive impact on our Income (Loss) from Operations and Cash Flow from Operating Activities.  The full impact of the cost reductions will not be felt until the end of the third quarter.  In the meantime, we continue to focus our efforts on lowering inventory levels and collecting accounts receivable within terms in order to improve our cash position.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

	June 30, 2009	December 31, 2008	December 31, 2007	December 31, 2006

Current Ratio (Current Assets / Current Liabilities)	1.73	1.74	1.68	1.63
Working Capital (Current Assets – Current Liabilities)	$14,115,311	$15,777,784	$14,812,352	$12,711,278
Quick Ratio (Cash + Accounts Receivable / Current Liabilities)	0.66	0.65	0.75	0.75
Accounts Receivable to Working Capital (Average Accounts Receivable/ Working Capital)	0.91	0.97	1.01	1.14
Inventory to Working Capital (Average Inventory/ Working Capital)	1.23	1.33	1.18	1.25

Our working capital of $14.1 million as of June 30, 2009 decreased from $15.8 million at December 31, 2008.  The working capital decrease can be attributed to decreases in inventories and accounts receivable and an increase in borrowing levels.

Net cash provided from operations for the second quarter, including one-time restructuring charges, was $1.3 million as a result of our focus on working capital management.  Net cash used in operating activities for the six months ended June 30, 2009 was $1.8 million, which is down from the $2.0 million of net cash used in operating activities for the six months ended June 30, 2008.  The cash flow used in operations for the six months ended June 30, 2009 is the result of a net loss of $2.8 million, adjusted for noncash adjustments including depreciation, amortization, stock-based compensation expense and non-cash restructuring and impairment charges which combined totaled $1.5 million in positive adjustments, plus the net change in operating assets and liabilities of $0.5 million.  Decreases in inventories of $3.8 million, accounts receivable of $1.2 million, and prepaids of $0.3 million were offset by a decrease in accounts payable, income taxes payable, and accruals totaling $5.8 million.  These changes account for the majority of net cash used in the first six months of 2009.

Net cash used in investing activities of $0.2 million for the six months ended June 30, 2009 is comprised primarily of equipment purchases.

Net cash provided by financing activities for the six months ended June 30, 2009 was $2.0 million, consisting primarily of line of credit advances.

(3.) Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no significant changes in these critical accounting policies since December 31, 2008, other than the adoption of SFAS No.’s 157 and 165 as discussed in Notes 1 and 5 of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q.  Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results could differ from these estimates.

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

•                  Additional impairment or restructuring charges

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

Please refer to forward-looking statements and risks as previously disclosed in our report on Form 10-K for the fiscal year ended December 31, 2008.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 6. EXHIBITS

(a)	Exhibits

	10.5	Second Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association.

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

	32.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiary

Date: August 14, 2009	by	/s/ Michael J. Degen

Michael J. Degen
President and Chief
Executive Officer

Date: August 14, 2009	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer