Form 10-Q
period 2009-09-30
NORTECH SYSTEMS INC
filed 2009-11-06
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of $.01 par value common stock outstanding at October 29, 2009 - 2,738,991

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$211,016	$803,041
Accounts Receivable, Less Allowance for Uncollectible Accounts	11,725,692	13,161,578
Inventories	15,772,215	20,703,144
Prepaid Expenses	597,611	745,044
Income Taxes Receivable	2,415,853	421,175
Deferred Income Taxes	1,093,000	1,358,000

Total Current Assets	31,815,387	37,191,982

Property and Equipment, Net	8,751,489	10,245,208
Restricted Cash	427,500	427,500
Finite Life Intangible Assets, Net of Accumulated Amortization	381,079	493,670
Deferred Income Taxes	33,000	—
Other Long-Term Assets	82,732	82,732

Total Assets	$41,491,187	$48,441,092

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2009	2008
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of Credit	$7,054,607	$4,367,562
Current Maturities of Long-Term Debt	1,032,139	951,437
Accounts Payable	7,296,234	10,746,206
Accrued Payroll and Commissions	1,828,073	3,417,901
Accrued Health and Dental Claims	365,000	446,102
Other Accrued Liabilities	846,911	1,484,990
Total Current Liabilities	18,422,964	21,414,198

Long-Term Liabilities
Long-Term Debt, Net of Current Maturities	4,080,593	4,386,064
Deferred Income Taxes	—	69,000
Other Long-Term Liabilities	161,301	153,805
Total Long-Term Liabilities	4,241,894	4,608,869

Total Liabilities	22,664,858	26,023,067

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,738,992 and 2,738,955 Shares Issued and Outstanding at September 30, 2009 and December 31, 2008, respectively	27,390	27,390
Additional Paid-In Capital	15,620,001	15,525,981
Accumulated Other Comprehensive Loss	(85,620)	(89,598)
Retained Earnings	3,014,558	6,704,252

Total Shareholders’ Equity	18,826,329	22,418,025

Total Liabilities and Shareholders’ Equity	$41,491,187	$48,441,092

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	SEPTEMBER 30
	2009	2008

Net Sales	$18,650,684	$31,657,112

Cost of Goods Sold	17,027,206	27,365,557

Gross Profit	1,623,478	4,291,555

Operating Expenses:
Selling Expenses	1,024,824	1,498,759
General and Administrative Expenses	1,395,327	1,846,669
Restructuring and Impairment Charges	352,578	—
Total Operating Expenses	2,772,729	3,345,428

Income (Loss) From Operations	(1,149,251)	946,127

Other Income (Expense)
Miscellaneous Income (Expense), net	(77,417)	51,558
Interest Expense	(150,026)	(167,424)
Total Other Expense	(227,443)	(115,866)

Income (Loss) Before Income Taxes	(1,376,694)	830,261

Income Tax Expense (Benefit)	(523,000)	331,000

Net Income (Loss)	$(853,694)	$499,261

Earnings (Loss) Per Common Share:

Basic	$(0.31)	$0.18
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings (Loss) Per Common Share	2,738,989	2,729,455

Diluted	$(0.31)	$0.18
Weighted Average Number of Common Shares Outstanding Plus Effect of Dilutive Common Stock Options	2,738,989	2,774,275

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2009	2008

Net Sales	$60,092,430	$94,880,658

Cost of Goods Sold	56,537,733	81,304,082

Gross Profit	3,554,697	13,576,576

Operating Expenses:
Selling Expenses	3,563,159	4,260,525
General and Administrative Expenses	4,486,283	6,019,840
Restructuring and Impairment Charges	997,696	—
Total Operating Expenses	9,047,138	10,280,365

Income (Loss) From Operations	(5,492,441)	3,296,211

Other Income (Expense)
Miscellaneous Income (Expense), net	(121,205)	3,598
Interest Expense	(385,048)	(531,930)
Total Other Expense	(506,253)	(528,332)

Income (Loss) Before Income Taxes	(5,998,694)	2,767,879

Income Tax Expense (Benefit)	(2,309,000)	1,091,000

Net Income (Loss)	$(3,689,694)	$1,676,879

Earnings (Loss) Per Common Share:

Basic	$(1.35)	$0.62
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings (Loss) Per Common Share	2,738,972	2,715,789

Diluted	$(1.35)	$0.61
Weighted Average Number of Common Shares Outstanding Plus Effect of Dilutive Common Stock Options	2,738,972	2,749,247

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2009	2008
Cash Flows From Operating Activities
Net Income (Loss)	$(3,689,694)	$1,676,879
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation	1,365,267	1,290,760
Amortization	112,591	112,591
Stock-Based Compensation	93,888	201,270
Interest on Swap Valuation	(12,504)	(9,853)
Restructuring Charges	451,953	—
Property and Equipment Impairment Charges	545,743	—
Deferred Income Taxes	163,000	7,400
(Gain) Loss on Disposal of Property and Equipment	5,587	(7,251)
Foreign Currency Transaction Loss	2,607	1,634
Changes in Current Operating Items
Accounts Receivable	1,437,846	(2,047,827)
Inventories	4,930,929	(2,468,928)
Prepaid Expenses and Other Assets	147,691	(42,978)
Income Taxes Receivable	(1,998,839)	(130,135)
Accounts Payable	(3,450,805)	(605,460)
Accrued Payroll and Commissions	(1,591,934)	1,119,054
Accrued Health and Dental Claims	(81,102)	50,000
Other Accrued Liabilities	(1,066,112)	(236,130)
Net Cash Used in Operating Activities	(2,633,888)	(1,088,974)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	44,900	7,431
Purchase of Property and Equipment	(465,600)	(1,351,736)
Net Cash Used in Investing Activities	(420,700)	(1,344,305)

Cash Flows from Financing Activities:
Net Borrowings on Line of Credit	2,687,045	2,579,950
Proceeds from Long-Term Debt	616,397	—
Principal Payments on Long-Term Debt	(841,166)	(948,358)
Proceeds from Issuance of Common Stock	132	137,181
Net Cash Provided by Financing Activities	2,462,408	1,768,773

Effect of Exchange Rate Changes on Cash	155	(2,523)
Net Decrease in Cash and Cash Equivalents	(592,025)	(667,029)
Cash and Cash Equivalents - Beginning	803,041	888,036
Cash and Cash Equivalents - Ending	$211,016	$221,007

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$403,901	$552,490
Cash paid during the period for income taxes	802	1,259,800

See Accompanying Condensed Notes to Consolidated Financial Statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, we have updated references to generally accepted accounting principles (GAAP) in our consolidated financial statements issued for the period ended September 30, 2009.  The adoption of FASB ASC 105 did not impact our financial position or results of operation.

The accompanying unaudited consolidated financial statements for the interim periods have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest shareholders’ annual report on Form 10-K.  The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period.  In our opinion, all adjustments (consisting of normal recurring and one-time adjustments) considered necessary for a fair presentation have been included.

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

We have evaluated the period after the balance sheet date up through November 4, 2009, which is the date that the consolidated financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

Summary of Significant Accounting Policies

In preparing the consolidated financial statements in conformity with GAAP, we must make decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances.

The accounting principles followed in the preparation of the consolidated financial information contained on Form 10-Q are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2008, some of which have been included herein.

Revenue Recognition

We recognize revenue upon shipment of manufactured products to customers, when title has passed, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. We also provide engineering services separate from the manufacture of a product. Revenue for engineering services is recognized upon completion of the engineering process, providing standalone fair value to our customers. Our engineering services are short-term in nature. In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized upon completion of the repairs and shipment of product back to the customer. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Stock-Based Compensation

We have two types of stock-based compensation awards consisting of restricted stock and stock options.  Following is a summary of the key terms and methods of valuation for our stock-based compensation awards.

Restricted Stock

On March 7, 2006, 28,500 shares of restricted common stock were granted to our management and directors.  This benefit was valued at the market price of the stock on the date of grant.  These awards vested over a three-year term and were expensed ratably over the same period.  We recorded compensation expense of $17,475 and $52,425 for the three and nine months ended September 30, 2008.  All restricted shares were fully vested as of December 31, 2008, and as a result there was no compensation expense recorded for the three and nine months ended September 30, 2009.

Stock Options

Following is the status of all stock options as of September 30, 2009, including changes during the nine-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2009	799,850	$7.27
Granted	9,550	$3.65
Forfeited	(60,250)	$7.23
Outstanding - September 30, 2009	749,150	$7.22	6.68	$—
Exercisable - September 30, 2009	302,411	$7.10	4.83	$—

To calculate the fair value of option-based awards we used the Black-Scholes option-pricing model.  Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to the risk-free interest rate and our expected stock price volatility over the expected life of the options.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options.  The expected volatility and holding period of options are based on our historical experience.  For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is also based on historical data.  The variables used for the grants for the three and nine months ended September 30, 2009 and 2008 are below.  There were no grants issued during the three months ended September 30, 2009.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Expected volatility	N/A	48.0%	49.0%	46.0-48.0%
Risk-free interest rate	N/A	3.5%	2.6 - 2.7%	3.1 - 3.5%
Expected life	N/A	7 yrs	7 yrs	7 yrs
Expected dividend yield	N/A	—	—	—

Stock Options with Time-Based Vesting

Total compensation expense related to stock options with time-based vesting for the three months ended September 30, 2009 and 2008 was $31,295 and $49,615, respectively.  Total compensation expense related to stock options with time-based vesting for the nine months ended September 30, 2009 and 2008 was $93,885 and $148,845, respectively.  At September 30, 2009 we have 360,750 time-based options outstanding.

As of September 30, 2009 there was approximately $90,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of 0.90 years.

Stock Options with Performance-Based Vesting

The vesting of certain options granted is conditional upon our achievement of established performance measurements. At September 30, 2009, management has estimated the probability of achieving any of the performance goals is less than 50% and therefore, no compensation expense has been recorded for the three and nine months ended September 30, 2009 and 2008.

As of September 30, 2009 we have 388,400 performance-based options outstanding.  At September 30, 2009 there was approximately $1,330,000 of unrecognized compensation expense available to be earned and expensed in future periods up through December 2009 on performance-based stock options.

Segment Reporting Information

For the three and nine months ended September 30, 2009 and 2008 all of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services industry.  We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ requirements.  We share resources for sales, marketing, cash and risk management, banking, credit and collections, human resources, payroll, internal control, audit, taxes, SEC reporting and corporate accounting.  Export sales represented 4% of consolidated net sales for the three-month and nine-month periods ended September 30, 2009.  Export sales represented 5% and 4% of consolidated net sales for the three-month and nine-month periods ended September 30, 2008, respectively.

Long-lived assets by country are as follows:

	United States	Mexico	Total
September 30, 2009
Net Property and Equipment	$8,532,961	$218,528	$8,751,489
Other Assets	916,585	7,726	924,311

December 31, 2008
Net Property and Equipment	$9,948,496	$296,712	$10,245,208
Other Assets	996,176	7,726	1,003,902

Finite Life Intangible Assets

Finite life intangible assets at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	15	$79,373	$17,199	$62,174
Customer Base	5	676,557	360,829	315,728
Other Intangibles	3	28,560	25,383	3,177
Totals		$784,490	$403,411	$381,079

	December 31, 2008
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	15	$79,373	$13,230	$66,143
Customer Base	5	676,557	259,345	417,212
Other Intangibles	3	28,560	18,245	10,315
Totals		$784,490	$290,820	$493,670

Amortization expense related to these assets is as follows:

Three months ended September 30, 2009	$37,531
Three months ended September 30, 2008	$37,531
Nine months ended September 30, 2009	$112,591
Nine months ended September 30, 2008	$112,591

Estimated future amortization expense related to these assets is as follows:

Remainder of 2009	$38,000
2010	141,000
2011	141,000
2012	17,000
2013	5,000
Thereafter	39,000
Total	$381,000

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.  We endeavor to use the best available information in measuring fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of September 30, 2009, our only asset or liability accounted for at fair value is our interest rate swap included in other long-term liabilities.  We have determined that the fair value of the swap, based on LIBOR and swap rates, falls within Level 2 in the fair value hierarchy.

NOTE 2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nortech Systems Incorporated and its wholly owned subsidiary, Manufacturing Assembly Solutions of Monterrey, Inc.  All significant intercompany accounts and transactions have been eliminated.

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  With regard to cash and cash equivalents, we maintain our excess cash balances in checking accounts at two high-credit quality financial institutions.  These accounts may at times exceed federally insured limits.  We do not require collateral on our accounts receivable.  Historically, we have not suffered significant losses with respect to accounts receivable.

Two customers accounted for 10% or more of our net sales for the three-month and nine-month periods ended September 30, 2009 and 2008.  G.E.’s Medical Divisions accounted for 19% of net sales while GE’s Transportation Divisions accounted for 18% of net sales for the three months ended September 30, 2009.  GE’s Medical and Transportation Divisions combined accounted for 37% and 19% of net sales for the three-month periods ended September 30, 2009 and 2008, respectively.  For the nine-month periods ended September 30, 2009 and 2008, G.E.’s Medical and Transportation Divisions together accounted for 28% and 18% of net sales, respectively.  Accounts receivable from G.E.’s Medical and Transportation Divisions represented 21% of total accounts receivable at September 30, 2009.  Additionally, Northrop Grumman Corp. accounted for 9% and 15% of net sales for the three-month periods ended September 30, 2009 and 2008, respectively.  For the nine-month periods ended September 30, 2009 and 2008, Northrop Grumman Corp. accounted for 12% and 20% of net sales, respectively.  Accounts receivable from Northrop Grumman Corp. at September 30, 2009 represented 15% of total accounts receivable.

NOTE 4. FINANCING ARRANGEMENTS

On August 6, 2009 we entered into a second amended and restated credit agreement with Wells Fargo Bank (WFB), which provides for a line of credit arrangement of $12 million, which expires if not renewed, on June 30, 2010.  The credit arrangement also has a real estate term note with a maturity date of May 31, 2012.  The line of credit and real estate term note with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  Both the line of credit and real estate term note are subject to variations in LIBOR rates.  We believe our financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs.

NOTE 5.  DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage some of the risk, we have entered into an interest rate swap agreement with a notional amount of $1.4 million with a goal to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011.  We do not use this interest rate swap for speculative purposes.  The fair value of the swap of approximately $52,000 and $65,000 was recorded in other long-term liabilities at September 30, 2009 and December 31, 2008 respectively.  The change in fair value of $5,000 and $13,000 for the three and nine-month periods ended September 30, 2009, respectively, was recorded as a component of interest expense.  The change in fair value for the three and nine-months ended September 30, 2008 were $6,000 and $10,000, respectively.

NOTE 6. NET INCOME (LOSS) PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Basic Earnings (Loss) Per Common Share
Net income (loss), as reported	$(853,694)	$499,261	$(3,689,694)	$1,676,879
Weighted average common shares outstanding	2,738,989	2,729,455	2,738,972	2,715,789
Basic earnings (loss) per common share	$(0.31)	$0.18	$(1.35)	$0.62

Diluted Earnings (Loss) Per Common Share
Net income (loss), as reported	$(853,694)	$499,261	$(3,689,694)	$1,676,879
Weighted average common shares outstanding	2,738,989	2,729,455	2,738,972	2,715,789
Effect of Stock options	—	40,536	—	26,024
Effect of Restricted stock	—	4,284	—	7,434
Weighted average common shares for diluted earnings (loss) per common share	2,738,989	2,774,275	2,738,972	2,749,247
Diluted earnings (loss) per common share	$(0.31)	$0.18	$(1.35)	$0.61

For the nine-month period ended September 30, 2009, the effect of all stock options is antidilutive due to the net loss incurred and, therefore, they were not included in the computation of per-share amounts.  For the nine-month period ended September 30, 2008, 15,744 shares were excluded from the computation of diluted earnings per share because to include them would be antidilutive.

NOTE 7.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  The effective tax rates for the quarters ended September 30, 2009 and 2008 were 38% and 40%, respectively.  The year to date effective tax rates for the nine months ended September 30, 2009 and 2008 were 38% and 39%, respectively.  The decrease in the third quarter effective tax rate from 2008 to 2009 relates primarily to the additional credits taken upon the finalization of our 2008 research and experimentation (R&E) study and tax return.

At September 30, 2009 we had $109,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.  The $20,000 increase from December 31, 2008 was the result of increases of $47,000 related to restricted stock deductions and $15,000 related to R&E credits, offset by $42,000 in 2005 R&E and Section 199 deductions whose statute of limitations expired.

NOTE 8. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net Income (Loss), as reported	$(853,694)	$499,261	$(3,689,694)	$1,676,879

Other Comprehensive Income (Loss):
Currency Translation Adjustment	30,312	(36,411)	3,978	(4,258)

Comprehensive Income (Loss)	$(823,382)	$462,850	$(3,685,716)	$1,672,621

NOTE 9. RESTRUCTURING AND IMPAIRMENT CHARGES

To better align our cost structure with recent changes in customer demand, our Board of Directors approved a restructuring plan in the second quarter of fiscal year 2009.  This restructuring resulted in the closing of our Garner, Iowa facility at the end of August 2009 with production moving to Merrifield, Minnesota and closing our Fairmont Aerospace assembly production facility and moving these activities to Blue Earth, Minnesota.  As a result of these moves, we recognized approximately $0.4 million and $1.0 million of restructuring and impairment charges during the three months and nine months ended September 30, 2009, respectively, in Income (Loss) from Operations.

The restructuring and impairment costs included $0.5 million of non-cash property and equipment charges and $0.5 million in cash charges related to employee benefits, contract termination costs, and other expenses incurred to relocate production.  The property and equipment impairment charges are for certain assets identified that will no longer be used in our operations as a result of the restructuring. The table below sets forth the significant components and activity in the restructuring during the three months and nine months ended September 30, 2009:

	Employee Benefits	Lease Costs	Property and Equipment Impairment	Other Costs	Total
Liability balance at December 31, 2008	$—	$—	$—	$—	$—
Restructuring charges	46,000	14,000	—	43,000	103,000
Property and equipment impairment	—	—	542,000	—	542,000
Cash payments	—	(14,000)	—	(4,000)	(18,000)
Disposal of Impaired Assets	—	—	—	—	—
Liability balance at June 30, 2009	46,000	—	542,000	39,000	627,000
Restructuring charges	—	75,000	—	275,000	350,000
Property and equipment impairment	—	—	2,000	—	2,000
Cash payments	(46,000)	(36,000)	—	(314,000)	(396,000)
Disposal of Impaired Assets	—	—	(496,000)	—	(496,000)
Liability balance as of September 30, 2009	$—	$39,000	$48,000	$—	$87,000

At September 30, 2009, accrued liabilities of approximately $87,000 related to the restructuring remain and are expected to be paid over the next nine months.

All restructuring activities were completed in the third quarter.  At this time, we do not foresee any additional restructuring activities.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Wayzata, Minnesota based full-service Electronics Manufacturing Services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  We provide value added services and technical support including design, testing, prototyping and supply chain management to customers mainly in the industrial equipment and transportation, vision, medical and military/defense industries. We maintain manufacturing facilities in Baxter, Bemidji, Blue Earth, Fairmont, and Merrifield, Minnesota, Augusta, Wisconsin, and Monterrey, Mexico.

During the nine months of 2009, we experienced a period of declining growth from the overall poor global economy that resulted in a negative impact on our financial performance.  The reduction in revenue led us to implement a restructuring of our operations to match resources with current demand levels as discussed in Note 9.  At this time we do not foresee any additional restructuring activities, we will continue to assess market conditions and evaluate the need for any additional actions but it appears that our level of business has stabilized.

Our third quarter revenue was down only 6% compared to second quarter levels, as we continue to see some stabilization with our customer demand.  We have also begun to see improvements in our Loss from Operations, before restructuring charges due to the cost reduction and capacity adjustment initiatives, improving our gross margin by three percentage points over the second quarter.

Summary of Results:

For the quarter ended September 30, 2009, we reported net sales of $18.7 million compared to $31.7 million reported in the same quarter of 2008, a 41% decline year over year.  We continue to see stabilization in our top line as third quarter sales were down only slightly compared to second quarter sales.  The gross profit percentage was 8.7% and 13.6% for the third quarter of 2009 and 2008, respectively.  Our gross profits were heavily impacted by lower production volume, resulting in the under utilization of our manufacturing facilities.  The cost reductions and capacity restructuring initiative are beginning to take hold as we saw continued improvement in the gross margin percentage over second quarter.  The full impact of the cost savings from these events will not be realized until the fourth quarter.

Loss from operations for the third quarter of 2009 totaled $1.1 million, including one-time restructuring and impairment charges, or $0.8 million excluding one-time restructuring and impairment charges compared to income from operations of $0.9 million reported in the third quarter of 2008.  The 2009 third quarter loss, before restructuring costs, improved 48%, on lower revenue, when compared to the second quarter.  Loss from operations for the first nine months of 2009 totaled $5.5 million compared to income from operations of $3.3 million reported in the first nine months of 2008.

Net loss for the third quarter of 2009 totaled $0.9 million or $(0.31) per diluted common share, or $(0.23) excluding one-time restructuring and impairment charges, compared to net income of $0.5 million, or $0.18 per diluted common share, reported in the third quarter of 2008.  Net loss for the nine months ended September 30, 2009 totaled $3.7 million, or $(1.35) per diluted common share, or $(1.13) excluding one-time restructuring and impairment charges, compared to net income of $1.7 million, or $0.61 per diluted common share for the nine months ended September 30, 2008.  The impact of the one-time restructuring charges per diluted common share was $(0.08) and $(0.22) for the three and nine months ended September 30, 2009.

Net cash used in operating activities for the first nine months of 2009 was $2.6 million but the net cash provided over the past six months has been positive $0.5 million as we focused on improving operating profit, working capital and operating cash flows.

(1.) Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 2009		September 2009
	2009	2008	2009	2008
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	91.3%	86.4%	94.1%	85.7%
Gross Profit	8.7%	13.6%	5.9%	14.3%

Selling Expenses	5.5%	4.7%	5.9%	4.5%
General and Administrative Expenses	7.5%	5.8%	7.5%	6.3%
Restructuring and Impairment Charges	1.9%	0.0%	1.7%	0.0%
Income (Loss) from Operations	-6.2%	3.1%	-9.2%	3.5%

Other Expenses, Net	1.2%	0.4%	0.8%	0.6%
Income Tax Expense (Benefit)	-2.8%	1.1%	-3.8%	1.1%
Net Income (Loss)	-4.6%	1.6%	-6.2%	1.8%

Net Sales:

We reported net sales of $18.7 million and $31.7 million for the quarters ended September 30, 2009 and 2008, respectively.  Net sales for the nine months ended September 30, 2009 and 2008 were $60.1 million and $94.9 million respectively.  Aerospace and Defense sales for the three-months ended September 30, 2009 were down 63%, Medical sales were down 11%, and Industrial sales were down 30% compared to the three-months ended September 30, 2008.  For the nine-months ended September 30, 2009, Aerospace and Defense sales were down 41%, Medical sales down 11% and Industrial sales were down 40% compared to the same period in 2008.  Aerospace and Defense sales were down due to the end of major contracts and the timing of other new replacement business.  The slow economy has caused lower Medical and Industrial sales, with a larger impact on Industrial sales.  Net sales by industry markets for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2009	2008	%	2009	2008	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	4,978	13,496	-63%	21,531	36,299	-41%
Medical	4,721	5,311	-11%	12,597	14,219	-11%
Industrial	8,952	12,850	-30%	26,564	44,362	-40%
Total Sales	18,651	31,657	-41%	60,692	94,880	-36%

Backlog:

Our 90-day order backlog as of September 30, 2009 was approximately $14.2 million, compared to approximately $13.9 million at the beginning of the quarter and approximately $26.2 million on September 30, 2008.  During the quarter we saw increased customer orders and scheduling activity along with higher levels of quoting from both new and existing customers.  Backlog by industry market is shown below.

	Backlog as of the Quarter Ended
	September 30	June 30	September 30
(in thousands)	2009	2009	2008
Aerospace and Defense	$4,942	$5,455	$13,744
Medical	2,788	1,676	4,347
Industrial	6,477	6,805	8,113
Total Backlog	$14,207	$13,936	$26,204

Gross Profit:

Gross profit percentages were 8.7% and 5.9% of net sales for the three months and nine months ended September 30, 2009, respectively, compared to 13.6% and 14.3% of net sales for the three months and nine months ended September 30, 2008, respectively.  In the third quarter of 2009 we saw a significant gross profit improvement of three percentage points over second quarter, while only experiencing a portion of the expected savings coming as a result of the capacity restructuring that was completed in August.  The year over year decline in gross profit as a percentage of net sales was the result of under utilization of our manufacturing facilities, as well as the mix of products and services.

Selling Expense:

We had selling expenses of $1.0 million or 5.5% of net sales for the third quarter of 2009 and $1.5 million or 4.7% of net sales for the third quarter of 2008.  Selling expenses for the nine months ended September 30, 2009 and 2008 were $3.6 million or 5.9% of net sales and $4.3 million or 4.5% of net sales, respectively.  Selling expenses are down $0.5 million in the third quarter as a result of cost management and avoidance.  Our intent is to maintain our sales infrastructure and marketing initiatives during the economic downturn, providing high levels of customer service and taking advantage of the opportunities to expand our customer base.

General and Administrative Expense:

Our general and administrative expenses were $1.4 million or 7.5% of net sales for the three months ended September 30, 2009 compared to $1.8 million or 5.8% of net sales reported for the three months ended September 30, 2008.  General and administrative expenses for the nine months ended September 30, 2009 were $4.5 million or 7.5% of net sales compared to $6.0 million or 6.3% of net sales for the same period in 2008.  The $0.5 million or 24% decrease and $1.5 million or 25% decrease for the three month and nine month periods ended September 30, 2009, respectively, were the result of adjusting our cost structure by reducing personnel and discretionary spending levels.

Other Expense:

Other expenses, net were $227,443 for the quarter ended September 30, 2009 compared to $115,866 for the quarter ended September 30, 2008.  Other expenses, net were $506,253 for the nine months ended September 30, 2009 compared to $528,332 for the nine months ended September 30, 2008.  The three-month increase in other expenses relates primarily to finance and legal charges incurred in securing the Second Amended and Restated debt agreement.  The nine-month decrease in other expenses was mainly due to a decrease in interest expense.

Income Tax:

Income tax benefit for the three months ended September 30, 2009 was $523,000 compared to an income tax expense of $331,000 for the three months ended September 30, 2008.  Income tax benefit for the nine months ended September 30, 2009 was $2.3 million compared to income tax expense of $1.1 million for the nine months ended September 30, 2008.  The annual effective tax rate for 2009 is expected to be approximately 37% compared to 39% for 2008.  The 2009 annual effective tax rate is being impacted by the loss of the domestic production deduction in 2009.

Restructuring and Impairment Charges:

In conjunction with the one-time restructuring costs, we recognized $0.4 million and $1.0 million of restructuring and impairment charges during the three months and nine months ended September 30, 2009, respectively, to Loss from Operations.  The restructuring and impairment costs for the nine months ended September 30, 2009 included $0.5 million in non-cash impairment charges for property and equipment that will no longer be used in operations and $0.5 million related to employee benefits, contract termination costs, and other expenses incurred to relocate production.

The nine-month cash charges consist of employee benefit costs of approximately $46,000, lease termination fees of $50,000, and other expenses incurred to relocate production of $318,000.  Total cash paid in the first nine months of 2009 was $414,000 with the remaining accrued liabilities of approximately $87,000 expected to be paid over the next nine months.

(2.) Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through Wells Fargo Bank, N.A. (WFB).  Both the line of credit and real estate term note are subject to fluctuations in the LIBOR rates. The line of credit and real estate term note with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  The availability under our line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line of credit is secured by substantially all of our assets.  On September 30, 2009, we had an outstanding balance of $7.1 million under the line of credit and unused availability of $1.9 million supported by our borrowing base.

Along with the previously mentioned restructuring, we have implemented various cost-reduction and cash-management measures over the past several months, including employee layoffs, reducing management salaries, hiring and wage freezes, and cutting discretionary spending to adjust to the lower customer demand levels.  We have begun to see the positive impact on our Income (Loss) from Operations and Cash Flow from Operating Activities.  We believe our new financing arrangements and our return to positive cash flows from operations, exclusive of one-time restructuring charges, will be sufficient to satisfy our working capital needs.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our financial statements.

	September 30, 2009	December 31, 2008	December 31, 2007	December 31, 2006

Current Ratio	1.73	1.74	1.68	1.63
(Current Assets / Current Liabilities)
Working Capital	$13,392,423	$15,777,784	$14,812,352	$12,711,278
(Current Assets – Current Liabilities)
Quick Ratio	0.65	0.65	0.75	0.75
(Cash + Accounts Receivable / Current Liabilities)
Accounts Receivable to Working Capital	0.89	0.97	1.01	1.14
(Average Accounts Receivable/ Working Capital)
Inventory to Working Capital	1.22	1.33	1.18	1.25
(Average Inventory/ Working Capital)

Our working capital of $13.4 million as of September 30, 2009 decreased from $15.8 million at December 31, 2008.  Our increased focus on inventory management has driven our total inventory down $4.9 million since December 31, 2008 while accounts receivable decreased $1.5 million due to lower net sales.  These decreases in current assets were partially offset by lower accounts payable and accruals of $3.4 million.

Net cash used in operations for the three and nine months ended September 30, 2009 was $0.9 million and $2.6 million, respectively.  Net cash used in operating activities for the nine months ended September 30, 2008 was $1.1 million.  The cash flow used in operations for the nine months ended September 30, 2009 is the result of a net loss of $3.7 million, adjusted for noncash adjustments including depreciation, amortization, stock-based compensation expense and non-cash restructuring and impairment charges which combined totaled $2.7 million in positive adjustments, plus the net change in operating assets and liabilities of $1.6 million.  Decreases in inventories of $4.9 million, accounts receivable of $1.4 million, and prepaids of $0.1 million were offset by a decrease in accounts payable, income taxes payable, and accruals totaling $8.2 million.  These changes account for the majority of net cash used in the first nine months of 2009 and are directly related to the shortfall in net sales.

Net cash used in investing activities of $0.4 million for the nine months ended September 30, 2009 is comprised of equipment purchases and proceeds from the sale of assets.  We continue to monitor our capital expenditures closely in order to maintain our current business levels.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $2.5 million, consisting primarily of line of credit advances.

(3.) Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no significant changes in these critical accounting policies since December 31, 2008.  Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results could differ from these estimates.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 6. EXHIBITS

(a)	Exhibits

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

	32	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiary

Date: November 6, 2009	by	/s/ Michael J. Degen

Michael J. Degen
President and Chief
Executive Officer

Date: November 6, 2009	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer