Form 10-K
period 2009-12-31
NORTECH SYSTEMS INC
filed 2010-03-15
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257
State of Incorporation: Minnesota
IRS Employer Identification No. 41-1681094
Executive Offices: 1120 Wayzata Blvd E., Suite 201, Wayzata, MN 55391
Telephone number: (952) 345-2244

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $2.60 per share, was $3,164,283 on June 30, 2009.

         Shares of common stock outstanding at March 12, 2010: 2,742,992.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2009 Annual Shareholders' Meeting have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, the end of our fiscal year.

        (The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10K

NORTECH SYSTEMS INCORPORATED
FORM 10-K
For the Year Ended December 31, 2009

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

GENERAL

        We are an Electronic Manufacturing Service (EMS) contract manufacturing company with our headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. We maintain manufacturing facilities in Minnesota including Bemidji, Fairmont, Blue Earth, Baxter, and Merrifield as well as Augusta, Wisconsin; and Monterrey, Mexico. We manufacture wire harness and cable assemblies, electronic sub-assemblies, and printed circuit board assemblies. We provide value added services and technical support including design, testing, prototyping and supply chain management. The vast majority of our revenue is derived from products built to the customer's design specifications.

        We provide a high degree of manufacturing expertise using statistical process controls to ensure product quality, total supply chain solution techniques and the systems necessary to effectively manage the business. This level of sophistication enables us to attract major original equipment manufacturers (OEMs) and to expand and diversify our customer base across several markets to avoid the effects of fluctuations within a given industry. Our primary focus is in three major markets: Aerospace and Defense, Medical and Industrial Equipment.

        We believe growth and expansion trends for contract manufacturing and the EMS industry will continue once the macro economy improves. Outsourcing remains a strong focus for OEMs as they apply more of their investment dollars on marketing and product development, and relying more on EMS providers for their production and supply chain requirements.

ACQUISITIONS

        We continue to investigate potential acquisition opportunities as a normal course of business and a strategy for growth.

BUSINESS SEGMENT

        All of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services (EMS) industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers' requirements. We share resources for sales, marketing, information services, cash and risk management, banking, credit and collections, human resources, payroll, internal control, audit, taxes, SEC reporting and corporate accounting. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

BUSINESS STRATEGY

        The Electronic Manufacturing Services industry has evolved into a dynamic, high tech global electronics contract services industry. We continue to expand our capabilities to better meet these changing market requirements. Along with offering technical expertise in our quality processes, design applications and testing, we are also increasing our focus on supplier-managed inventory services and the cost drivers throughout the supply chain. Our international operations and international partnerships allow us to take advantage of lower-cost alternatives for our customers and remain competitive in the marketplace.

        We continue to pursue acquisitions, mergers, and/or joint ventures of companies in the EMS industry to remain competitive, grow our customer base and increase revenues. Our strategic objectives and our history have been based on both organic and acquired growth.

        Our quality systems and processes are based on ISO standards with all facilities certified to the latest version of the ISO 9001 and/or AS 9100 Aerospace standards. We also have ISO 13485 certification which recognizes our quality management systems applicable to contract design, manufacture and repair of assemblies for the medical industry. We believe these certifications benefit our customer base and increase our chances of attracting new business opportunities.

        We are committed to quality, cost effectiveness and responsiveness to customer requirements. To achieve these objectives we have invested in ROHS (lead free) processing, equipment, plant capacity studies, people, ERP systems, and lean manufacturing and supply chain management techniques at our facilities. We are committed to continuous improvement in order to provide competitive and comprehensive manufacturing service solutions to our customers. We will maintain a diversified customer base, and expand into other capabilities and services when they fit our core competencies and strategic vision.

MARKETING

        We concentrate our marketing efforts in the Aerospace and Defense, Medical and Industrial Equipment markets. Our marketing strategy emphasizes the breadth of our manufacturing, supply chain and engineering services and reflects the complete turnkey solution for meeting our customers' current and future requirements.

        Our customer emphasis continues to be on mature companies, which require a contract manufacturer with a high degree of manufacturing and quality sophistication, including statistical process control (SPC), statistical quality control (SQC), International Standards Organization (ISO), Military Specifications (Mill Spec) and Aerospace Systems 9100 (AS). We continue efforts to penetrate our existing customer base and expand new market opportunities with participation in industry publications and selected trade shows. We target customers who value proven manufacturing performance, design and application engineering expertise and who value the flexibility to manage the supply chain of a high mix of products and services. We market our services through our in-house sales force and independent manufacturers' representatives.

SOURCES AND AVAILABILITY OF MATERIALS

        We currently purchase the majority of our electronic components directly from electronic component manufacturers and large electronic distributors. On occasion some of our components may be placed on a stringent allocation basis; however, we are not experiencing any major material purchasing or availability problems. We are experiencing longer lead-times on some components due to the slow economy and reduced electronic manufacturing capacity.

PATENTS AND LICENSES

        We are not presently dependent on a proprietary product requiring licensing, patent, copyright or trademark protection. There are no revenues derived from a service-related business for which patents, licenses, copyrights and trademark protection are necessary for successful operations.

COMPETITION

        The contract manufacturing EMS industry competitive makeup includes small closely held contract manufacturing companies, large global full-service contract manufacturers, company-owned in-house manufacturing facilities and foreign contract manufacturers. We do not believe that the small closely held operations pose a significant competitive threat in the markets and customers we serve, as they generally do not have the complete manufacturing services or capabilities required by our target customers. We do believe the larger global full service and foreign manufacturers do provide a substantial competitive environment as their technical support has improved greatly along with their ability to be more responsive to engineering and schedule changes. We continue to see opportunities with OEM companies that have their own in-house electronic manufacturing capabilities as they evaluate their internal costs and investments against outsourcing to contract manufacturers. The willingness of foreign manufacturers to "stock" finished product at warehouse locations in the United States is another of their competitive advantages, however, their inability to react to engineering, product or schedule changes is a disadvantage and plays into our strength. To mitigate foreign competition, we operate a manufacturing operation in Mexico and have other sourcing solutions to support our customers with a "Low Cost" supply chain solution.

MAJOR CUSTOMERS

        Two divisions of General Electric, Co. (G.E.) accounted for 10% or more of our net sales during the past two years. G.E.'s Medical Divisions accounted for 13% and 12% of net sales for the years ended December 31, 2009 and 2008, respectively. G.E.'s Transportation Divisions accounted for 12% and 8% of net sales for the years ended December 31, 2009 and 2008, respectively. Together, G.E.'s Medical and Transportation Divisions accounted for 25% and 20% of net sales for the years ended December 31, 2009 and 2008, respectively. Accounts receivable from G.E.'s Medical and Transportation Divisions at December 31, 2009 and 2008 represented 16% and 19% of total accounts receivable, respectively. Additionally, Northrop Grumman Corp. accounted for 9% and 18% of net sales for the years ended December 31, 2009 and 2008, respectively. Accounts receivable from Northrop Grumman at December 31, 2009 and 2008 represented 1% and 8% of total accounts receivable, respectively.

RESEARCH AND DEVELOPMENT

        We perform research and development for customers on an as requested and program basis for development of conceptual engineering and design activities prior to manufacturing the products. We did not expend significant dollars in 2009 and 2008 on company-sponsored product research and development.

ENVIRONMENTAL LAW COMPLIANCE

        We believe that our manufacturing facilities are currently operating under compliance with local, state, and federal environmental laws. We have incurred, and plan to continue incurring, the necessary expenditures for compliance with applicable laws. Any environmental-oriented equipment is capitalized and depreciated over a seven-year period. The annualized depreciation expense for this type of environmental equipment is insignificant.

EMPLOYEES

        We have 515 full-time and 23 part-time/temporary employees as of December 31, 2009. Manufacturing personnel, including direct, indirect support and sales functions, comprise 505 employees, while general administrative employees total 33. At December 31, 2008 we had 976 full-time and 20 part-time/temporary employees. The reduction in employees was the result of our facility consolidation and cost reduction activities throughout 2009.

FOREIGN OPERATIONS AND EXPORT SALES

        We have a leased manufacturing facility in Monterrey, Mexico with approximately $201,000 in long-term assets at December 31, 2009. Export sales represent 4% of net sales for both of the years ended December 31, 2009 and 2008.

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

  •
  Risks related to availability of labor;

  •
  Increase in certain raw material costs such as copper and oil;

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

        Demand for our products and services depends upon worldwide economic conditions, including but not limited to overall economic growth rates, construction, consumer spending, financing availability, employment rates, interest rates, inflation, consumer confidence, defense spending levels, and the profits, capital spending, and liquidity of industrial companies. A continued downturn in the economy and in the markets that we serve could further cause our OEM consumers to reduce spending levels resulting in reschedules, program delays or cancelled orders of our products and services having an adverse effect on our business and our financial results.

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

        G.E.'s Medical and Transportation Divisions accounted for 25% and 20% of net sales for the years ended December 31, 2009 and 2008, respectively, and Northrop Grumman Corp. accounted for 9% and 18% of net sales for the years ended December 31, 2009 and 2008, respectively.

We are dependent on suppliers for electronic components and may experience shortages, extended lead times, cost premiums and shipment delays that would adversely affect our customers and us.

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

        We represent and warrant the goods and services we deliver are free from defects in material and workmanship for one year from ship date. We make no other guarantees or warranties, expressed or implied, of any nature whatsoever as to the goods including without limitation, warranties to merchantability, fit for a particular purpose, non-infringement of patent or the like unless agreed upon in writing. If a product liability claim results in our being liable and the amount is in excess of our insurance coverage or there is no insurance coverage for the claim then it could have an adverse effect on our business and financial position.

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

Operating in foreign countries exposes our operations to risks that could adversely affect our operating results.

        We've operated a manufacturing facility in Mexico since 2002. The benefits projected for our Mexico operation have taken more time than expected to integrate into our marketing strategies. Our operation there is subject to risks that could adversely impact our financial results, such as economic or political volatility, crime, severe weather, employee turnover, staffing, managing personnel in diverse culture, labor instability, transportation delays, and foreign currency fluctuations.

Non-compliance with environmental laws may result in restrictions and could adversely affect operations.

        Our operations are regulated under a number of federal, state, and foreign environmental and safety laws and regulations that govern the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; and the Comprehensive Environmental Response, Compensation, and Liability Act; as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us due to our manufacturing processes and materials. It is possible we may be subject to potential financial liability for costs associated with the investigation and remediation at our sites; this may have an adverse effect on operations. We have not incurred significant costs related to compliance with environmental laws and regulations and we believe that our operations comply with all applicable environmental laws.

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

        Our revolving credit facility and debt agreements contain financial and operating covenants with which we must comply. As of December 31, 2009, we were in compliance with these covenants. However, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

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

        Tornadoes, blizzards and other natural disasters could negatively impact our business and supply chain. In countries that we rely on for operations and materials, such as Mexico, China and Thailand, potential natural disasters could disrupt our manufacturing operations, reduce demand for our customers' products and increase supply chain costs.

ITEM 2.        PROPERTIES

ADMINISTRATION

        Our Corporate Headquarters consists of approximately 5,000 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota. The Corporate Headquarters has a lease with a five-year term that expires on July 31, 2010. A portion of the Bemidji facility is used for corporate financial and information systems shared services.

MANUFACTURING FACILITIES

        Our manufacturing facilities as described below are in good operating condition and are suitable for our needs. We believe our overall productive capacity is sufficient to handle our foreseeable manufacturing needs and customer requirements.

        We own our Bemidji, Minnesota facility consisting of eight acres of land and a building of approximately 69,000 square feet consisting of 56,000 square feet designated for manufacturing space, and the remaining space is used for offices.

        In November 2009, we sold a 14,000 square foot building in Fairmont, Minnesota. We still own two buildings in Fairmont which together contain approximately 37,000 square feet. One building is held for sale and the other contains a CNC machining center and office space.

        We own a building in Blue Earth, Minnesota, of approximately 140,000 square feet consisting of 92,000 square feet designated for manufacturing space. The remaining space is being used for offices and warehouse.

        We own a building in Merrifield, Minnesota, of approximately 46,000 square feet consisting of 34,000 square feet designated for manufacturing; the remaining space is used for offices and warehouse.

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

        We lease a 30,000 square foot building in Monterrey, Mexico consisting of 29,000 square feet designated for manufacturing space with the remaining space being used for offices. The lease expires on June 30, 2011.

        In Garner, Iowa we lease a 38,000 square foot building. The lease expires on June 30, 2011. In connection with the restructuring activities during 2009, this facility was sub-leased on August 26, 2009 through the remaining term of the lease.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of March 4, 2010, there were 762 shareholders of record. Our stock is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap Market under the symbol "NSYS". We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2009 or 2008. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, any limitations on payments of dividends present in our current or future debt agreements, and other factors.

        Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High
March 31, 2009	$2.80	$4.69
June 30, 2009	$2.50	$3.53
September 30, 2009	$2.40	$3.00
December 31, 2009	$2.74	$3.29
March 31, 2008	$5.25	$6.80
June 30, 2008	$6.05	$9.40
September 30, 2008	$5.05	$14.50
December 31, 2008	$3.80	$6.17

        Sales of Unregistered Securities:

        We did not have any unregistered sales of equity securities in 2009.

        Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

        We did not make any purchases of our equity securities in 2009.

EQUITY COMPENSATION PLAN INFORMATION

        Certain information with respect to our equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a Wayzata, Minnesota based full-service EMS contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries. We serve three major markets within the EMS industry: Aerospace and Defense, Medical, and the Industrial market which includes industrial equipment, transportation, vision, agriculture, oil and gas. In Minnesota, we have facilities in Baxter, Bemidji, Blue Earth, Fairmont, Merrifield and Wayzata. We also have facilities in Augusta, Wisconsin, and Monterrey, Mexico.

        The vast majority of our revenue is derived from products that are built to the customer's design specifications and consist of a wide range of simple to highly complex manufacturing processes. During 2009, we continued our supply chain and lean manufacturing initiatives designed to reduce costs, improve asset utilization and increase responsiveness to customers. Our initiatives focused on improving our ability to promise based on our capabilities and scheduling as well as improving our manufacturing processes and yields by doing it right the first time. Our goal is to expand and diversify our customer base by focusing on sales and marketing efforts that fit our value-added service strategy. Our Mexico operation allows for medium volume and mix with lower cost production alternatives when the opportunities are presented. We also benefit from our relationships with Asian manufacturers and suppliers that allow us to meet higher volume, lower mix and lower cost customer requirements when lead times and product stability are not as critical.

        The global economic downturn started to impact us in the fourth quarter of 2008 requiring us to take a number of cost reduction and cash management measures in the first quarter of 2009. When we began to experience even deeper cuts in our customer demand levels during the first half of 2009, further actions were required. During 2009 we closed our Garner, Iowa EMS Printed Circuit Board assembly operations and consolidated it into our Merrifield, MN facility due to lower customer demand and order cancellations caused by the slow economy.

        In addition, we had several large contracts expire during 2009, resulting in a consolidation of our Aerospace and Defense cable assembly production into our 140,000 square foot facility in Blue Earth, MN. Prior to the consolidations, the majority of Aerospace and Defense cable assembly was in three Fairmont, MN facilities that represented approximately 51,000 square feet of assembly production. In November 2009, we sold a 14,000 square foot building in Fairmont, Minnesota. We still own two buildings in Fairmont which together contain approximately 37,000 square feet. One building is held for sale and the other contains a CNC machining center and office space. The consolidation efforts reduced facility costs and improved manufacturing processes and material flow.

        Our net sales for the year ended December 31, 2009 were $79.9 million, a decrease of 34% compared to 2008. In late 2009, we began to see improvement in our revenues, with the fourth quarter of 2009 up 6% over the previous quarter, and the 90 day backlog at December 31, 2009 was up 25% compared to September 30, 2009. Gross profit as a percentage of net sales was 7.2% and 13.8% for the years ended December 31, 2009 and 2008, respectively. The volume decline, excess capacity and high levels of fixed overhead costs for most of the year caused the lower gross profit percentage in 2009. As a result of the cost reduction and capacity consolidation efforts which were completed in the latter part of the third quarter, we began to see significant improvements in gross profit performance in the fourth quarter. Our fourth quarter Operating Income returned to profitability for the first time in 2009. Our net loss in 2009 was $3,835,041 or $1.40 per diluted common share compared to net income of $1,753,849 or $0.64 per diluted common share in 2008. The vast majority of the loss was experienced in the first three quarters of 2009, with the fourth quarter of 2009 gaining the full benefit from the cost reduction efforts taken in the previous quarters, reducing the net loss to $145,347 or $0.05 per diluted common share for the quarter.

        A large focus throughout 2009 was on cash management and cash conservation. Cash used from Operating Activities was $853,000 for the year, however cash provided from Operating Activities for the last 9 months of 2009 was $2.2 million. We worked closely with our bank (Wells Fargo Bank, N.A. or WFB) throughout the first half of 2009 and on August 6, 2009 we entered into a second amended and restated credit agreement for both our line of credit and our real estate term notes. Terms, conditions and covenants of the agreement were adjusted to better fit the business environment and provided us the time required to adjust to the new sales and capacity levels.

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

Allowance for Uncollectible Accounts:

        When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on outstanding accounts receivable. A considerable amount of judgment is required when assessing the realizability of accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We have historically not experienced significant bad debts expense and believe the reserve is adequate for any exposure to loss in the December 31, 2009 accounts receivable.

Inventory Reserves:

        Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process that is used to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We believe the total reserve at December 31, 2009 is adequate.

Long-Lived and Intangible Asset Impairment:

        We evaluate long-lived assets and intangible assets with finite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. In connection with the closing of two facilities in 2009, we recorded an impairment charge of approximately $502,000 on certain property and equipment that will no longer be used in operations.

Valuation Allowance:

        We record valuation allowances against our deferred tax assets when necessary. Realization of deferred tax assets (such as net operating loss carry forwards) is dependent on future taxable earnings and therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against these assets, thereby increasing income tax expense or decreasing the income tax benefit in the period the determination is made. As of December 31, 2009 we expect to recover our deferred tax assets in their entirety, and thus no valuation allowance was deemed necessary.

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

        No matters have come to our attention since December 31, 2009 that would cause the estimates included in the consolidated financial statements to change materially.

OPERATING RESULTS

        The following table presents statement of operations data as percentages of net sales for the indicated year:

	2009	2008
Net Sales	100.00%	100.00%
Cost of Goods Sold	92.80	86.20

Gross Profit	7.20	13.80
Selling Expenses	5.60	4.70
General and Administrative Expenses	7.30	6.30
Restructuring Charges	1.20	0.00

Income (Loss) from Operations	(6.90)	2.80
Other Expenses, Net	0.90	0.50
Income Tax Expense (Benefit)	(3.00)	0.90

Net Income (Loss)	(4.80)%	1.40%

Net sales:

        For the years ended December 31, 2009 and 2008, we had net sales of $79.9 million and $121.9 million, respectively, a decrease of $42.0 million or 34.4%. We saw sales to our Aerospace and Defense customers decline 42% mainly due to the end of major contracts and the timing of new replacement business. The slow economy has also resulted in lower Medical and Industrial sales, with a larger impact on our Industrial customers. Net sales by our major EMS industry markets for the year ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31
(in thousands)	2009 $	2008 $	% Change
Aerospace and Defense	26,515	46,078	(42)
Medical	17,493	21,411	(18)
Industrial	35,932	54,363	(34)

Total Net Sales	79,940	121,852	(34)

Backlog:

        Our 90 day backlog as of December 31, 2009 was approximately $17.7 million compared to approximately $14.2 million on September 30, 2009 and approximately $18.2 million on December 31, 2008. Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.

	Backlog as of the Quarter Ended
(in thousands)	December 31 2009	December 31 2008
Aerospace and Defense	$4,494	$9,116
Medical	3,638	2,648
Industrial	9,614	6,415

Total Backlog	$17,746	$18,179

Gross Profit:

        For the years ended December 31, 2009 and 2008, we had gross profit of $5.8 million and $16.9 million, respectively. Gross profit as a percentage of net sales was 7.2% and 13.8% for the years ended December 31, 2009 and 2008, respectively. The year over year decline in gross profit as a percentage of net sales was a direct result of the decline in sales volume which caused under utilization of our manufacturing facilities and associated excess fixed costs. Measures were taken in 2009 to adjust our capacity and cost structure which resulted in a continuous improvement quarter over quarter throughout the year. Gross profit for each of the four quarters of 2009 was 3.9%, 5.5%, 8.7% and 11.3%, sequentially.

Selling:

        Selling expenses were $4.4 million or 5.6% of net sales for the year ended December 31, 2009 and $5.8 million or 4.7% of net sales for the year ended December 31, 2008. The 2009 decrease of $1.4 million was a result of cost management and decreased spending. Our intent is to maintain our sales infrastructure and marketing initiatives during the economic downturn, providing high levels of customer service and taking advantage of the opportunities to expand our customer base.

General and Administrative:

        General and administrative expenses were $5.9 million or 7.3% of net sales for the year ended December 31, 2009 and $7.6 million or 6.3% of net sales for the year ended December 31, 2008. The 2009 decrease of $1.7 million is mainly attributed to adjusting our cost structure by reducing personnel and discretionary spending levels to be in line with current business levels.

Restructuring and Impairment Charges:

        We recognized $1.0 million of restructuring and impairment charges during the year ended December 31, 2009 included in our Loss from Operations. The restructuring and impairment costs included $0.5 million in non-cash impairment charges for property and equipment that will no longer be used in operations and $0.5 million related to employee benefits, contract termination costs, and other expenses incurred to relocate production. The restructuring and impairment charges were the result of the facility closings and consolidation efforts taken throughout the year to better align our capacity to current customer demand levels.

        The cash charges consisted of employee benefit costs of approximately $46,000, lease termination fees of $65,000, and other expenses incurred to relocate production of $331,000. Total cash paid in 2009 was $442,000 with the remaining accrued liabilities of approximately $24,000 expected to be paid over the first six months of 2010.

Other Income (Expense):

        Other expense for the years ended December 31, 2009 and 2008 was approximately $0.7 million and $0.6 million, respectively. Interest expense, foreign exchange transaction losses, and finance and legal charges incurred in securing the second amended and restated credit agreement make up the majority of the other expense in 2009.

Income Taxes:

        Dues to the loss incurred in 2009, we recorded an income tax benefit of $2.4 million for the year ended December 31, 2009. Income tax expense for the year ended December 31, 2008 was $1.1 million. The effective tax rate for fiscal 2009 was 38.4% compared to 38.6% in fiscal 2008.

Net Income (Loss):

        Our net loss in 2009 was $3,835,041 or $1.40 per diluted common share compared to net income of $1,753,849 or $0.64 per diluted common share in 2008. As previously stated, the vast majority of the loss was experienced in the first three quarters of 2009, with the fourth quarter gaining the full benefit from the cost reduction efforts taken in the previous quarters. As a result, the fourth quarter net loss was down to $145,347 or $0.05 per diluted common share.

FINANCIAL CONDITION AND LIQUIDITY

        We believe that our existing financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs, capital expenditures, investments, and debt repayments for the foreseeable future.

Credit Facility:

        On August 6, 2009, we entered into a second amended and restated credit agreement with WFB which expires, if not renewed, on June 30, 2010. Under the new agreement, both the line of credit and real estate term note are subject to variations in the LIBOR rate. Our line of credit bears interest at three-month LIBOR + 5.00% (5.375% at December 31, 2009). The weighted-average interest rate on our line of credit was 4.66% for the year ended December 31, 2009.

        The line of credit and other installment debt with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of our assets. This commitment is summarized as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at December 31, 2009	Date of Expiration
Line of credit	$12,000,000	$5,490,607	June 30, 2010

        As of December 31, 2009 we have net unused availability under our line of credit agreement of approximately $5.4 million as supported by our borrowing base.

Cash Flow:

	December 31
	2009	2008
Cash flows provided by (used in):
Operating activities	$(853,495)	$4,027,231
Investing activities	(76,609)	(2,303,151)
Financing activities	371,860	(1,809,730)
Effect of exchange rate changes on cash	584	655

Net decrease in cash and cash equivalents	$(557,660)	$(84,995)

        On December 31, 2009, we had working capital of approximately $13.2 million as compared to $15.8 million at the end of 2008. During 2009, we used approximately $0.9 million of cash flow from operating activities. The cash flow used in operations is primarily due to net loss of $3.8 million offset by $3.4 million of noncash charges, including depreciation, amortization, property and equipment impairment charges, restructuring charges, the change in deferred taxes and other miscellaneous noncash expenses. The cash flow used for operating assets and liabilities was $0.2 million. This was driven by an increase in income taxes receivable of $2.1 million and a decrease in accruals of $4.1 million offset in part by a $1.1 million reduction in accounts receivable and a $4.9 million reduction in inventory.

        Our net cash used in investing activities of $0.1 million is primarily due to $0.7 million of capital equipment purchases, offset by proceeds from the sale of assets of $0.2 million and the change in restricted cash of $0.4 million. Net cash provided by financing activities of $0.4 million consisted of an increase of $1.1 million on our line of credit, and a net decrease in long-term debt of $0.7 million.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

DECEMBER 31, 2009 AND 2008

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        (The remainder of this page was intentionally left blank.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Nortech Systems Incorporated and Subsidiary

        We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assessment of the effectiveness of Nortech Systems Incorporated and Subsidiary's internal control over financial reporting as of December 31, 2009 included in the Company's Annual Report and titled Management's Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 15, 2010

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS	2009	2008
CURRENT ASSETS
Cash and Cash Equivalents	$245,381	$803,041
Accounts Receivable, Less Allowance for Uncollectible Accounts	12,021,378	13,161,578
Inventories	15,806,669	20,703,144
Prepaid Expenses	542,643	745,044
Income Taxes Receivable	2,515,906	421,175
Deferred Income Taxes	753,000	1,358,000

Total Current Assets	31,884,977	37,191,982

Property and Equipment, Net	8,239,161	10,245,208
Restricted Cash	—	427,500
Finite Life Intangible Assets, Net of Accumulated Amortization	343,549	493,670
Deferred Income Taxes	348,000	—
Other Assets	313,518	82,732

Total Assets	$41,129,205	$48,441,092

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31, 2009 AND 2008

LIABILITIES AND SHAREHOLDERS' EQUITY	2009	2008
CURRENT LIABILITIES
Line of Credit	$5,490,607	$4,367,562
Current Maturities of Long-Term Debt	1,013,920	951,437
Accounts Payable	9,050,684	10,746,206
Accrued Payroll and Commissions	1,449,528	3,417,901
Accrued Health and Dental Claims	310,000	446,102
Other Accrued Liabilities	1,354,438	1,484,990

Total Current Liabilities	18,669,177	21,414,198

LONG-TERM LIABILITIES
Long-Term Debt (Net of Current Maturities)	3,572,264	4,386,064
Deferred Income Taxes	—	69,000
Other Long-Term Liabilities	160,912	153,805

Total Long-Term Liabilities	3,733,176	4,608,869

Total Liabilities	22,402,353	26,023,067

SHAREHOLDERS' EQUITY
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock—$0.01 par value; 9,000,000 Shares Authorized; 2,738,992 and 2,738,955 Shares Issued and Outstanding at December 31, 2009 and 2008, respectively	27,390	27,390
Additional Paid-In Capital	15,654,160	15,525,981
Accumulated Other Comprehensive Loss	(73,909)	(89,598)
Retained Earnings	2,869,211	6,704,252

Total Shareholders' Equity	18,726,852	22,418,025

Total Liabilities and Shareholders' Equity	$41,129,205	$48,441,092

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Net Sales	$79,939,839	$121,852,088
Cost of Goods Sold	74,141,269	104,997,077

Gross Profit	5,798,570	16,855,011

Operating Expenses:
Selling Expenses	4,449,184	5,772,762
General and Administrative Expenses	5,865,380	7,612,713
Restructuring Charges	967,991	—

Total Operating Expenses	11,282,555	13,385,475

Income (Loss) From Operations	(5,483,985)	3,469,536

Other Income (Expense)
Miscellaneous Income (Expense)	(225,784)	87,771
Interest Expense	(512,272)	(702,458)

Total Other Expense	(738,056)	(614,687)

Income (Loss) Before Income Taxes	(6,222,041)	2,854,849
Income Tax Expense (Benefit)	(2,387,000)	1,101,000

Net Income (Loss)	$(3,835,041)	$1,753,849

Earnings (Loss) Per Common Share:
Basic	$(1.40)	$0.64

Weighted Average Number of Common Shares Outstanding	2,738,982	2,719,250

Diluted	$(1.40)	$0.64

Weighted Average Number of Common and Common Equivalent Shares Outstanding	2,738,982	2,746,157

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred Stock	Common Stock	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Shareholders' Equity
BALANCE DECEMBER 31, 2007	$250,000	$27,149	$15,111,179	$(27,882)	$4,950,403	$20,310,849
Net income	—	—	—	—	1,753,849	1,753,849
Issuance of stock upon exercise of stock options	—	241	136,940	—	—	137,181
Compensation on stock-based awards	—	—	277,862	—	—	277,862
Translation loss, net of tax	—	—	—	(61,716)	—	(61,716)

BALANCE DECEMBER 31, 2008	250,000	27,390	15,525,981	(89,598)	6,704,252	22,418,025
Net loss	—	—	—	—	(3,835,041)	(3,835,041)
Issuance of stock upon exercise of stock options	—		132	—	—	132
Compensation on stock-based awards	—	—	128,047	—	—	128,047
Translation gain, net of tax	—	—	—	15,689	—	15,689

BALANCE DECEMBER 31, 2009	$250,000	$27,390	$15,654,160	$(73,909)	$2,869,211	$18,726,852

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)	$(3,835,041)	$1,753,849
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	1,773,917	1,728,848
Amortization	150,121	150,121
Compensation on Stock-Based Awards	128,047	277,862
Interest on Swap Valuation	(18,893)	21,886
Restructuring Charges	466,455	—
Fixed Asset Impairment	501,536	—
Deferred Income Taxes	188,000	(11,600)
(Gain) Loss on Disposal of Property and Equipment	4,955	(4,555)
Foreign Currency Transaction (Gain) Loss	10,131	(30,656)
Changes in Current Operating Items
Accounts Receivable	1,146,371	2,174,657
Inventories	4,896,475	(1,826,680)
Prepaid Expenses and Other Assets	203,114	(235,279)
Income Taxes Receivable	(2,095,733)	(552,522)
Accounts Payable	(1,696,872)	(645,776)
Accrued Payroll and Commissions	(1,973,657)	595,124
Accrued Health and Dental Claims	(136,102)	66,102
Other Accrued Liabilities	(566,319)	565,850

Net Cash Provided by (Used in) Operating Activities	(853,495)	4,027,231

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	176,350	12,431
Restricted Cash	427,500	—
Purchases of Property and Equipment	(680,459)	(2,315,582)

Net Cash Used in Investing Activities	(76,609)	(2,303,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Borrowings (Repayments) on Line of Credit	1,123,045	(1,267,514)
Proceeds from Long-Term Debt	616,397	496,953
Principal Payments on Long-Term Debt	(1,367,714)	(1,176,350)
Proceeds from Issuance of Common Stock	132	137,181

Net Cash Provided by (Used in) Financing Activities	371,860	(1,809,730)

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	584	655

NET DECREASE IN CASH AND CASH EQUIVALENTS	(557,660)	(84,995)
Cash and Cash Equivalents—Beginning of Year	803,041	888,036

CASH AND CASH EQUIVALENTS—END OF YEAR	$245,381	$803,041

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

        A summary of our significant accounting policies follows:

Basis of Presentation

        In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to generally accepted accounting principles (GAAP) in our consolidated financial statements issued for the year ended December 31, 2009. The adoption of FASB ASC 105 did not impact our financial position or results of operation.

        We have evaluated the period after the balance sheet date up through the date we filed the annual report to which these audited consolidated financial statements are a part, and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Estimates also affect the reported amounts of revenue and expense during the reporting period. Significant items subject to estimates and assumptions include the valuation allowance for inventories, allowance for doubtful accounts and realizability of deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

        For purposes of reporting cash flows, we consider cash equivalents to be short-term, highly liquid interest-bearing accounts readily convertible to cash and whose original maturity is three months or less.

Restricted Cash

        As of December 31, 2008 we had restricted cash of $427,500 which was used for facility upgrades at the Blue Earth, Minnesota facility. This was required by the Industrial Revenue Bond agreement into which we entered on June 28, 2006 to purchase the Blue Earth, Minnesota facility (See Note 5). At December 31, 2009 we had no restricted cash.

Accounts Receivable and Allowance for Doubtful Accounts

        We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for uncollectible accounts. The allowance for uncollectible accounts was $138,000 and $492,000 at December 31, 2009 and 2008, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers' current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market (based on the lower of

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009 AND 2008

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

replacement cost or net realizable value). Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs.

        Inventories are as follows:

	2009	2008
Raw materials	$11,137,853	$13,483,021
Work in process	3,304,725	4,126,710
Finished goods	2,459,521	4,433,648
Reserves	(1,095,430)	(1,340,235)

Total	$15,806,669	$20,703,144

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

Buildings	39 Years
Leasehold improvements	3-7 Years
Manufacturing equipment	5-7 Years
Office and other equipment	3-7 Years

        Property and equipment at December 31, 2009 and 2008:

	2009	2008
Land	$272,500	$300,000
Building and Leasehold Improvements	6,543,066	6,508,974
Manufacturing Equipment	11,751,996	12,067,317
Office and Other Equipment	3,827,542	4,572,953
Accumulated Depreciation	(14,155,943)	(13,204,036)

Net Property and Equipment	$8,239,161	$10,245,208

Assets Held for Sale

        Assets held for sale consists of property related to closed facilities that are currently being marketed for disposal. Assets held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell. At December 31, 2009, land of $15,000 and a building, net of accumulated depreciation, of $216,000 are classified as held for sale and shown in Other Assets on the balance sheet.

Finite Life Intangible Assets

        Finite life intangible assets are primarily related to acquired customer base and bond issuance costs and are amortized on a straight-line basis over their estimated useful lives. Finite life intangible assets at December 31, 2009 and 2008 are as follows:

	December 31, 2009
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value Amount
Bond Issue Costs	15	$79,373	$18,522	$60,851
Customer Base	5	676,557	394,655	281,902
Other intangibles	3	28,560	27,764	796

Totals		$784,490	$440,941	$343,549

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009 AND 2008

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2008
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value Amount
Bond Issue Costs	15	$79,373	$13,230	$66,143
Customer Base	5	676,557	259,345	417,212
Other intangibles	3	28,560	18,245	10,315

Totals		$784,490	$290,820	$493,670

        Amortization expense related to these assets was as follows:

Year ended December 31, 2009	$150,121
Year ended December 31, 2008	150,121

        Estimated future annual amortization expense related to these assets for the years ending December 31, is as follows:

2010	$141,000
2011	141,000
2012	17,000
2013	5,000
2014	5,000
Thereafter	35,000

$344,000

Impairment Analysis

        We evaluate property and equipment and intangible assets with finite lives for impairment and for propriety of the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to the asset's estimated fair value. In connection with the 2009 restructuring plan, we recorded an impairment charge of approximately $502,000 on certain property and equipment that will no longer be used in operations (see Note 12).

Preferred Stock

        Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2009 and 2008.

Revenue Recognition

        We recognize revenue upon shipment of manufactured products to customers, when title has passed, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. We also provide engineering services separate from the manufacture of a product. Revenue for engineering services, which are short term in nature, is recognized upon completion of the engineering process, providing standalone fair value to our customers. In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized upon completion of the repairs, and the repaired products are shipped back to the customer. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009 AND 2008

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising

        Advertising costs are charged to operations as incurred. The total amount charged to expense was $136,000 and $213,000 for the years ended December 31, 2009 and 2008, respectively

Income Taxes

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

        Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. We endeavor to use the best available information in measuring fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2009, our only asset or liability accounted for at fair value is our interest rate swap which is included in Other Long-Term Liabilities. We have determined that the fair value of the swap, based on LIBOR and swap rates, falls within Level 2 in the fair value hierarchy.

Stock-Based Compensation

        We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. Stock-based compensation expense was $128,000 ($.05 per diluted common share) for 2009 and $278,000 ($.10 per diluted common share) for 2008. See Note 9 for additional information.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009 AND 2008

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Financial Instruments

        On June 28, 2006, we entered into an interest rate swap agreement to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate. The change in market value of an interest rate swap is recognized in the statements of operations by a charge or credit to interest expense. Further information related to our interest rate swap is disclosed in Note 5.

Net Income (Loss) Per Common Share

        Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted net income per common share for the year ended December 31, 2008 was computed using the weighted-average number of common shares outstanding and potential common shares from the assumed exercise of stock-based awards outstanding during the period using the treasury stock method. For the year ended December 31, 2009, the effect of all stock-based awards were antidilutive due to the net loss incurred and, therefore, they were not included in the computation of per share amounts.

Supplemental Cash Flow and Noncash Investing Information

        We received income tax refunds, net of $519,397 for the year ended December 31, 2009. We paid $1,591,102 in income taxes for the year ended December 31, 2008. We paid interest expense of $548,733 and $683,001 for the years ended December 31, 2009 and 2008, respectively.

        At December 31, 2009 we had a noncash transfer of certain property and equipment with a value of $231,000 from Property and Equipment to Other Assets due to their classification as held for sale. For the year ended December 31, 2008, we had noncash investing activities of $780,000 related to capital expenditures.

Enterprise-Wide Disclosures

        Our results of operations for the years ended December 31, 2009 and 2008 represent a single reportable segment referred to as Contract Manufacturing within the Electronic Manufacturing Services industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers' requirements. We share resources for sales, marketing, information services, cash and risk management, banking, credit and collections, human resources, payroll, internal control, audit, taxes, SEC reporting and corporate accounting. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources. Export sales represent approximately 4% of consolidated sales for each of the years ended December 31, 2009 and 2008.

        Net sales by our major EMS industry markets for the year ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31
(in thousands)	2009	2008
Aerospace and Defense	$26,515	$46,078
Medical	17,493	21,411
Industrial	35,932	54,363

Total Net Sales	$79,940	$121,852

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009 AND 2008

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Noncurrent assets, excluding deferred tax assets, by country are as follows:

	United States	Mexico	Total
2009
Net property and equipment	$8,038,406	$200,755	$8,239,161
Other assets	649,341	7,726	657,067
2008
Net property and equipment	$9,948,496	$296,712	$10,245,208
Other assets	996,176	7,726	1,003,902

Foreign Currency Translation

        Local currency is considered the functional currency for our operations outside the United States. Assets and liabilities are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are recorded as a component of accumulated other comprehensive loss in shareholders' equity. Foreign exchange transaction gains and losses attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense).

NOTE 2 PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of our wholly owned subsidiary, Manufacturing Assembly Solutions of Monterrey, Inc. All significant intercompany accounts and transactions have been eliminated.

NOTE 3 MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at one high-credit quality financial institution. These accounts may at times exceed federally insured limits. We have not experienced any losses in any of the short-term investment instruments we have used for excess cash balances. We do not require collateral on our receivables.

        Two divisions of General Electric, Co. (G.E.) accounted for 10% or more of our net sales during the past two years. G.E.'s Medical Divisions accounted for 13% and 12% of net sales for the years ended December 31, 2009 and 2008, respectively. G.E.'s Transportation Divisions accounted for 12% and 8% of net sales for the years ended December 31, 2009 and 2008, respectively. Together, G.E.'s Medical and Transportation Divisions accounted for 25% and 20% of net sales for the years ended December 31, 2009 and 2008, respectively. Accounts receivable from G.E.'s Medical and Transportation Divisions at December 31, 2009 and 2008 represented 16% and 19% of total accounts receivable, respectively. Additionally, Northrop Grumman Corp. accounted for 9% and 18% of net sales for the years ended December 31, 2009 and 2008, respectively. Accounts receivable from Northrop Grumman Corp. at December 31, 2009 and 2008 represented 1% and 8% of total accounts receivable, respectively.

NOTE 4 ACCRUED HEALTH AND DENTAL CLAIMS

        We have partially self-insured our employee health and dental plans. We have contracted with two separate administrative service companies to supervise and administer the programs and act as representatives. Our health plan insures for excessive or unexpected claims and we are not liable for claims exceeding $80,000 per individual per plan year and an estimated aggregate amount of $4,363,503 for the plan year ending August 2010. Our dental plan pays claims based on actual amounts incurred. Estimated unpaid claims for incurred health and dental services of $310,000 and $446,000 are reflected as accrued liabilities on the balance sheet at December 31, 2009 and 2008, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009 AND 2008

NOTE 5 LONG-TERM DEBT

        On August 6, 2009, we entered into a second amended and restated credit agreement with WFB, which provides for a line of credit arrangement of $12 million, which expires if not renewed, on June 30, 2010. The credit arrangement also has a real estate term note with a maturity date of May 31, 2012. The line of credit and other installment debt with WFB contain certain covenants, which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. Under the new agreement, our line of credit and real estate term notes bear interest at three month LIBOR + 5.00% (5.375% at December 31, 2009). The weighted-average interest rate on our line of credit was 4.66% and 4.52% for the years ended December, 31 2009 and 2008, respectively. We had borrowings of $5,490,607 and $4,367,562 outstanding as of December 31, 2009 and 2008, respectively.

        The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2009, we have net unused availability under our line of credit of approximately $5,400,000. The line is secured by substantially all of our assets.

        A summary of long-term debt balances at December 31, 2009 and 2008 is as follows:

Description	2009	2008
Term notes payable—Wells Fargo Bank, N.A., one note bears interest at three month LIBOR + 5.00% (approx. 5.375%), three notes bear interest at 6.67%, 4.95% and 4.95%, respectively; combined monthly principal payments of $80,000 plus interest, maturities range from Nov 2010 to May 2012; secured by substantially all assets	$3,736,184	$4,157,501
Industrial revenue bond payable to the City of Blue Earth, Minnesota which bears interest at 4.07% and has a maturity date of June 1, 2021, with principal of $130,000 payable annually on June 1	850,000	1,180,000

Total long-term debt	4,586,184	5,337,501
Current maturities of long-term debt	(1,013,920)	(951,437)

Long-term debt—net of current maturities	$3,572,264	$4,386,064

        Future maturity requirements for long-term debt are as follows:

Years Ending December 31,	Amount
2010	$1,013,920
2011	840,946
2012	2,211,318
2013	80,000
2014	80,000
Future	360,000

$4,586,184

        On June 28, 2006, we entered into an interest rate swap agreement with a notional amount of $1,440,000 to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011. We do not use this interest rate swap for speculative purposes. The fair value of the swap of $45,912 and $64,805 was recorded in Other Long-Term Liabilities at December 31, 2009 and 2008, respectively. The change in the fair value of ($18,893) and $21,886 for the years ended December 31, 2009 and 2008, respectively have been recorded as a component of interest expense.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009 AND 2008

NOTE 6 INCOME TAXES

        The income tax expense (benefit) for the years ended December 31, 2009 and 2008 consists of the following:

	2009	2008
Current taxes—Federal	$(2,500,000)	$853,400
Current taxes—State	(73,000)	187,800
Current taxes—Foreign	10,000	16,400
Deferred taxes—Federal	324,000	71,200
Deferred taxes—State	(148,000)	(27,800)

Income tax expense (benefit)	$(2,387,000)	$1,101,000

        The statutory rate reconciliation for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Statutory federal tax provision (benefit)	$(2,115,000)	$971,000
State income taxes (benefit)	(147,000)	113,000
Effect of foreign operations	—	(6,000)
Income tax credits	(109,000)	(51,000)
Other, including benefit of income taxed at lower rates	(16,000)	74,000

Income tax expense (benefit)	$(2,387,000)	$1,101,000

        Income (loss) from operations before income taxes was derived from the following sources:

	2009	2008
Domestic	$(6,251,000)	$2,790,000
Foreign	29,000	65,000

Total	$(6,222,000)	$2,855,000

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009 AND 2008

NOTE 6  INCOME TAXES (Continued)

        Deferred tax assets (liabilities) at December 31, 2009 and 2008, consist of the following:

	2009	2008
Allowance for uncollectable accounts	$50,000	$188,000
Inventories reserve	400,000	513,000
Accrued vacation	262,000	341,000
Health insurance reserve	113,000	171,000
Non-compete amortization	400,000	423,000
Stock-based compensation	47,000	88,000
Other	607,000	503,000

Deferred tax assets	1,879,000	2,227,000

Prepaid expenses	(188,000)	(274,000)
Property and equipment	(590,000)	(664,000)

Deferred tax liabilities	(778,000)	(938,000)

Net deferred tax assets	$1,101,000	$1,289,000

Net current deferred tax assets	$753,000	$1,358,000
Net non-current deferred tax assets (liabilities)	348,000	(69,000)

Net deferred tax assets	$1,101,000	$1,289,000

        We have determined that it is more likely than not that our deferred tax assets will be realized, principally through anticipated taxable income in future tax years. As a result, we have determined that establishing a valuation allowance on our deferred tax assets is not necessary.

        The tax effects from an uncertain tax position can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the year ended December 31, 2009:

Balance as of December 31, 2008	$89,000
Tax positions related to current year:
Additions	68,000
Reductions	(42,000)

Balance as of December 31, 2009	$115,000

        The $115,000 of unrecognized tax benefits as of December 31, 2009 includes amounts which, if ultimately recognized, will reduce our annual effective tax rate.

        Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2009 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009 AND 2008

NOTE 6  INCOME TAXES (Continued)

        Due to statute expiration, an approximate $35,000 decrease could occur with respect to our reserve in the next twelve months. This reserve, including associated interest, relates to federal research tax credits.

        We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2006. We are not currently under examination by any taxing jurisdiction.

NOTE 7 COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes income or losses resulting from foreign currency translations. The details of comprehensive income (loss) are as follows:

	Year Ended December 31 2009	Year Ended December 31 2008
Net income (loss), as reported	$(3,835,041)	$1,753,849
Other comprehensive income (loss)	15,689	(61,716)

Comprehensive income (loss)	$(3,819,352)	$1,692,133

NOTE 8 401(K) RETIREMENT PLAN

        We have a 401(k) profit sharing plan (the "Plan") for our employees. The Plan is a defined contribution plan covering all of our employees except for employees covered by a collective bargaining agreement and non-resident aliens earning non-U.S. source income. Employees are eligible to participate in the Plan after completing six months of service and attaining the age of 21. Employees are allowed to contribute up to 60% of their wages to the Plan. Historically we have matched 25% of the employees' contribution up to 6% of covered compensation. We suspended this benefit in the second quarter of 2009. We made contributions of approximately $84,000 and $229,000 during the years ended December 31, 2009 and 2008, respectively.

NOTE 9 PROFIT SHARING INCENTIVE, STOCK OPTION AND RESTRICTED STOCK PLANS

Employee Profit Sharing

        During 1993, we adopted an employee profit sharing plan (the "Plan"). The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. We have authorized 50,000 common shares to be available under this Plan. In accordance with the terms of the Plan, employees can acquire newly issued shares of common stock for 90% of the current market value. During 2009 and 2008, 37 and 67 common shares, respectively, were issued in connection with this plan. Through December 31, 2009, 22,118 common shares have been issued under this Plan.

Stock Options and Restricted Stock

        In 1992, we approved the adoption of a fixed stock based compensation plan. In February 2003, we reached the maximum options allowed to be granted under that plan.

        During 2003, our shareholders approved the adoption of the Nortech Systems Incorporated 2003 Stock Option Plan (the "2003 Plan"). On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the "2005 Plan") and eliminated the remaining 172,500 option shares available for grant under the 2003 Plan effective February 23, 2005. The total number of shares of common stock that may be granted

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009 AND 2008

NOTE 9  PROFIT SHARING INCENTIVE, STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

under the 2005 Plan is 200,000, of which 6,250 remain available for grant at December 31, 2009. The 2005 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

        During 2007, the Board of Directors approved the adoption of the FOCUS Incentive Plan (the "2007 Plan"). The purpose of the 2007 Plan is to provide incentives to our employees to increase our return on sales "ROS" performance measurement. The total number of shares of common stock that may be granted under the 2007 Plan is 490,000, of which 112,100 remain available for grant at December 31, 2009. The 2007 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options expire no later than 10 years from the date of grant. However, the FOCUS plan is unique from the preceding Plans in that vesting of options is conditional upon our achievement of established performance measurements as follows:

  •
  If we achieve 1.95% ROS for any of the three years ending 2007, 2008, or 2009, one-third of the options will vest.

  •
  If we achieve 3% ROS for either of the two calendar years 2008 or 2009, an additional one-third of the options will vest.

  •
  If we achieve 4% ROS for the calendar year 2009, the remaining one-third of the options will vest.

        As these performance measures were not met, no options granted from the 2007 Plan were vested.

        We estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the consolidated statement of operations over the requisite service periods. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. We estimate forfeitures at the time of grant and revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        We used the Black-Scholes option-pricing model to calculate the fair value of option-based awards. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables as noted in the following table. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility and holding period are based on our historical experience. For all grants, the amount of compensation expense recognized has been adjusted for an estimated forfeiture rate, which is based on historical data.

	2009	2008
Expected volatility	49.0%	45.9 - 51.0%
Expected dividends	None	None
Expected term (in years)	7	5-7
Risk-free rate	2.6 - 2.7%	1.7 - 3.5%

Stock Options with Time-Based Vesting

        Total compensation expense related to stock options with time-based vesting for the years ended December 31, 2009 and 2008 was $128,047 and $205,625, respectively. As of December 31, 2009 there was approximately $59,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of 0.65 years.

Stock Options with Performance-Based Vesting

        As mentioned previously, the vesting of options granted under the 2007 Plan is conditional upon our achievement of established performance measurements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009 AND 2008

NOTE 9  PROFIT SHARING INCENTIVE, STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

At December 31, 2009, the performance measures were not met and the measurement period expired. Therefore, no options granted to date from the 2007 Plan will vest, although the options will remain outstanding until the earlier of the option expiration date or the termination of the employee. No compensation expense has been recorded for the years ended December 31, 2009 and 2008 and no expense is expected to be recorded in the future related to these option grants.

        A summary of option activity under all plans as of December 31, 2009, and changes during the year then ended is presented below.

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2009	799,850	$7.27
Granted	9,550	3.65
Exercised	—	—
Forfeited	(72,650)	7.51

Outstanding—December 31, 2009	736,750	$7.20	6.38	$2,750

Exercisable on December 31, 2009	311,079	$7.03	4.74	$2,750

        The weighted-average grant-date fair values of options granted during 2009 and 2008 were $1.92 and $3.13, respectively. The weighted-average fair value of options vested during the years ended December 31, 2009 and 2008 were $3.70 and $4.29, respectively. The total intrinsic value of options exercised during the year ended December 31, 2008 was $105,720.

        Cash received from option exercise under all share-based payment arrangements for the year ended December 31, 2009 and 2008 was $0 and $137,181, respectively. Any tax benefit recognized from the exercise of options is reflected in the statement of cash flows as a cash inflow from financing activities. There were no tax deductions from option exercises for the years ended December 31, 2009 and 2008.

Restricted Stock

        In March 2006, 28,500 shares of restricted common stock were granted to our management and directors. This benefit was valued at the market price of the stock on the date of grant. These awards vest over a three-year term and are expensed ratably over the same period. We recorded compensation expense of $72,233 for the year ended December 31, 2008. All restricted shares were fully vested as of December 31, 2008 and as a result there was no compensation expense recorded for the year ended December 31, 2009. There were no additional grants of restricted stock during 2009.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Operating Leases

        We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2014.

        In connection with the restructuring activities during 2009, the Garner, Iowa facility was sub-leased through the remaining term of the lease which expires on June 30, 2011. At December 31, 2009 future minimum lease payments, net of sublease income, was $15,000.

        Rent expense for the years ended December 31, 2009 and 2008 amounted to approximately $875,000 and $1,017,000 respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009 AND 2008

NOTE 10  COMMITMENTS AND CONTINGENCIES (Continued)

        Approximate future minimum lease payments under non-cancelable leases are as follows:

Years Ending December 31,	Amount
2010	$393,000
2011	115,000
2012	22,000
2013	22,000
Thereafter	9,000

Total	$561,000

Litigation

        We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

Executive Life Insurance Plan

        During 2002, we set up an Executive Bonus Life Insurance Plan (the "Plan") for our key employees ("participants"). Pursuant to the Plan, we will pay a bonus to officer participants of 15% and a bonus to all other participants of 10% of the participants' base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant may be required to reimburse us for any unvested amounts, under certain circumstances. Due to the economic downturn and cost reduction efforts in 2009 this benefit was reduced. Expenses under the Plan were $44,000 and $322,000 for the years ended December 31, 2009 and 2008, respectively.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009 AND 2008

NOTE 11 NET INCOME (LOSS) PER COMMON SHARE

        The following is a reconciliation of the numerators and the denominators of the diluted net income per common share computations.

	2009	2008
Diluted Net Income (Loss) Per Common Share
Net Income (Loss)	$(3,835,041)	$1,753,849

Weighted average common shares outstanding	2,738,982	2,719,250
Stock options	—	21,331
Restricted Stock	—	5,576

Weighted average common shares for diluted net income (loss) per common share	2,738,982	2,746,157

Diluted net income (loss) per common share *	$(1.40)	$0.64

*
For 2009, the effect of all stock options is antidilutive due to the net loss incurred and, therefore, they were not included in the computation of per-share amounts. For 2008, there were 250,140 shares excluded from the computation of diluted earnings per share because to include them would be antidilutive. Performance based options outstanding of 438,350 at December 31, 2008, which were not probable of vesting were also excluded from diluted earnings per share.

NOTE 12 RESTRUCTURING AND IMPAIRMENT CHARGES

        To better align our cost structure with recent changes in customer demand, our Board of Directors approved a restructuring plan in the second quarter of fiscal year 2009. This restructuring resulted in the closing of our Garner, Iowa facility at the end of August 2009 with production moving to Merrifield, Minnesota and closing our Fairmont Aerospace assembly production facilities and moving these activities to Blue Earth, Minnesota. One building in Fairmont was sold and another is held for sale at December 31, 2009 and was reclassified to Other Assets on the balance sheet. As a result of these moves, we recognized approximately $968,000 of restructuring and impairment charges for the year ended December 31, 2009, in Income (Loss) from Operations.

        The restructuring and impairment costs included $502,000 of non-cash property and equipment charges and $466,000 in cash charges related to employee benefits, contract termination costs, and other expenses incurred to relocate production. The property and equipment impairment charges are for certain assets identified that will no longer be used in our operations as a result of the restructuring. Total cash paid in 2009 was $442,000 with the remaining accrued liabilities of approximately $24,000 expected to be paid over the first six months of 2010.

Report of Independent Registered Public Accounting Firm on Supplementary Information

To the Board of Directors and Shareholders
Nortech Systems Incorporated and Subsidiary

        Our audits of the consolidated financial statements referred to in our report dated March 15, 2010, (included elsewhere in this Annual Report on Form 10-K) also included the consolidated financial statement schedule of Nortech Systems Incorporated and Subsidiary, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Nortech Systems Incorporated and Subsidiary's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

        In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MCGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 15, 2010

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

SCHEDULE II—Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2009:
Allowance for Uncollectible Accounts	$492,000	$226,000	$(580,000)	$138,000
Inventory Reserves	1,340,000	966,000	(1,211,000)	1,095,000
Self-insurance Accrual	446,000	4,663,000	(4,799,000)	310,000
Year Ended December 31, 2008:
Allowance for Uncollectible Accounts	$184,000	$324,000	$(16,000)	$492,000
Inventory Reserves	1,303,000	993,000	(956,000)	1,340,000
Self-insurance Accrual	380,000	4,809,000	(4,743,000)	446,000

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

Management's Annual Report on Internal Control Over Financial Reporting

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

        We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.        OTHER INFORMATION

        None.

 PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 2009 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

        Information regarding executive compensation of the Registrant will be included in the Registrant's 2009 proxy statements to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 2009 proxy statements to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, the end of our fiscal year, and said portions of the proxy statements are incorporated herein by reference.

        Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant's 2009 proxy statements to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, the end of our fiscal year, and said portions of the proxy statements are incorporated herein by reference.

        The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2009.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	736,750	$7.20	118,350
Equity compensation plans not approved by security holders	0	0	0

Total	736,750	$7.20	118,350

(1)
Represents common shares issuable upon the exercise of outstanding options granted under our 1992 Employee Stock Incentive Plan (the "1992 Plan"), the 2003 Stock Option Plan (the "2003 Plan"), the 2005 Incentive Compensation Plan (the "2005 Plan") and the 2007 FOCUS Incentive Compensation Plan (the "2007 Plan").

(2)
Represents common shares remaining available for issuance under the 2005 and 2007 Plans.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item will be included in the Registrant's 2009 proxy statements to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, the end of our fiscal year, and said portions of the proxy statements are incorporated herin by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will be included in the Registrant's 2009 proxy statements to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, the end of our fiscal year, and said portions of the proxy statement are incorporated herin by reference.

PART IV

ITEM 15.        EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)1.	Consolidated Financial Statements—Consolidated Financial Statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 23.
(a)2.	Consolidated Financial Statement Schedule—The following financial statement schedule and the Auditors' report thereon is included in this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm on Supplementary Information	37
Consolidated Financial Statement Schedule for the years ended December 31, 2009 and 2008:
Schedule II Valuation and Qualifying Accounts	38

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

NORTECH SYSTEMS INCORPORATED
March 15, 2010	/s/ RICHARD G. WASIELEWSKI Richard G. Wasielewski Chief Financial Officer and Principal Accounting Officer
March 15, 2010	/s/ MICHAEL J. DEGEN Michael J. Degen President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

March 15, 2010	/s/ MICHAEL J. DEGEN Michael J. Degen President, Chief Executive Officer and Director
March 15, 2010	/s/ MYRON KUNIN Myron Kunin Chairman and Director
March 15, 2010	/s/ RICHARD W. PERKINS Richard W. Perkins, Director
March 15, 2010	/s/ C. TRENT RILEY C. Trent Riley, Director
March 15, 2010	/s/ KEN LARSON Ken Larson, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.