Form 10-Q
period 2010-03-31
NORTECH SYSTEMS INC
filed 2010-05-14
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of $.01 par value common stock outstanding at April 30, 2010 - 2,742,992

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$—	$245,381
Accounts Receivable, Less Allowance for Uncollectible Accounts	11,930,482	12,021,378
Inventories	17,536,271	15,806,669
Prepaid Expenses	531,385	542,643
Income Taxes Receivable	2,430,734	2,515,906
Deferred Income Taxes	772,000	753,000

Total Current Assets	33,200,872	31,884,977

Property and Equipment, Net	7,994,959	8,239,161
Finite Life Intangible Assets, Net of Accumulated Amortization	307,603	343,549
Deferred Income Taxes	312,000	348,000
Other Assets	313,518	313,518

Total Assets	$42,128,952	$41,129,205

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2010	2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of Credit	$5,015,607	$5,490,607
Current Maturities of Long-Term Debt	937,884	1,013,920
Accounts Payable	10,583,567	9,050,684
Accrued Payroll and Commissions	1,887,788	1,449,528
Accrued Health and Dental Claims	325,000	310,000
Other Accrued Liabilities	956,518	1,354,438
Total Current Liabilities	19,706,364	18,669,177

Long-Term Liabilities
Long-Term Debt, Net of Current Maturities	3,422,964	3,572,264
Other Long-Term Liabilities	157,264	160,912
Total Long-Term Liabilities	3,580,228	3,733,176

Total Liabilities	23,286,592	22,402,353

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,742,992 and 2,738,992 Shares Issued and Outstanding at March 31, 2010 and December 31, 2009, respectively	27,430	27,390
Additional Paid-In Capital	15,674,552	15,654,160
Accumulated Other Comprehensive Loss	(74,117)	(73,909)
Retained Earnings	2,964,495	2,869,211

Total Shareholders’ Equity	18,842,360	18,726,852

Total Liabilities and Shareholders’ Equity	$42,128,952	$41,129,205

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2010	2009

Net Sales	$21,741,441	$21,550,636

Cost of Goods Sold	19,101,773	20,720,072

Gross Profit	2,639,668	830,564

Operating Expenses:
Selling Expenses	755,422	1,412,591
General and Administrative Expenses	1,558,464	1,541,013
Total Operating Expenses	2,313,886	2,953,604

Income (Loss) From Operations	325,782	(2,123,040)

Other Income (Expense)
Interest Expense	(125,525)	(95,106)
Miscellaneous Income (Expense), net	(44,973)	9,928
Total Other Expense	(170,498)	(85,178)

Income (Loss) Before Income Taxes	155,284	(2,208,218)

Income Tax Expense (Benefit)	60,000	(919,000)

Net Income (Loss)	$95,284	$(1,289,218)

Earnings (Loss) Per Common Share:

Basic	$0.03	$(0.47)
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings (Loss) Per Common Share	2,740,548	2,738,955

Diluted	$0.03	$(0.47)
Weighted Average Number of Common Shares Outstanding Plus Effect of Dilutive Common Stock Options	2,740,548	2,738,955

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2010	2009
Cash Flows From Operating Activities
Net Income (Loss)	$95,284	$(1,289,218)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation	395,716	482,083
Amortization	35,946	38,853
Stock-Based Compensation	7,932	31,296
Interest on Swap Valuation	(4,648)	(57,555)
Deferred Income Taxes	17,000	(81,000)
Foreign Currency Transaction (Gain)	(2,748)	(7,952)
Changes in Current Operating Items
Accounts Receivable	97,471	(428,910)
Inventories	(1,729,602)	3,000,966
Prepaid Expenses and Other Assets	12,177	230,562
Income Taxes Receivable	84,911	(847,749)
Accounts Payable	1,530,606	(3,359,502)
Accrued Payroll and Commissions	431,764	(925,937)
Accrued Health and Dental Claims	15,000	(31,102)
Other Accrued Liabilities	(397,138)	161,872
Net Cash Provided by (Used in) Operating Activities	589,671	(3,083,293)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(147,540)	(172,995)
Net Cash Used in Investing Activities	(147,540)	(172,995)

Cash Flows from Financing Activities:
Net Change in Line of Credit	(475,000)	2,764,487
Principal Payments on Long-Term Debt	(225,336)	(269,776)
Proceeds from Issuance of Common Stock	12,500	—
Net Cash Provided by (Used in) Financing Activities	(687,836)	2,494,711

Effect of Exchange Rate Changes on Cash	324	23
Net Decrease in Cash and Cash Equivalents	(245,381)	(761,554)
Cash and Cash Equivalents - Beginning	245,381	803,041
Cash and Cash Equivalents - Ending	$—	$41,487

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$131,395	$97,445
Cash paid during the period for income taxes	1,615	231

See Accompanying Condensed Notes to Consolidated Financial Statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest shareholders’ annual report on Form 10-K.  The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Stock Options

Following is the status of all stock options as of March 31, 2010, including changes during the three-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2010	736,750	$7.20
Exercised	(4,000)	$3.13
Forfeited	(65,500)	$6.34
Outstanding - March 31, 2010	667,250	$7.31	6.28	$208
Exercisable - March 31, 2010	293,250	$7.34	4.89	$—

The total intrinsic value of options exercised during the three months ended March 31, 2010 was $20.  Cash received from option exercises during the three months ended March 31, 2010 was $12,500.  There were no options exercised during the three months ended March 31, 2009.

Stock Options with Time-Based Vesting

Total compensation expense related to stock options with time-based vesting for the three months ended March 31, 2010 and 2009 was $7,931 and $31,296, respectively.  At March 31, 2010 we had 317,250 time-based options outstanding.

As of March 31, 2010 there was approximately $51,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of 1.61 years.

Stock Options with Performance-Based Vesting

The vesting of certain options granted is conditional upon our achievement of established performance measurements.  At December 31, 2009, the performance measures were not met and the measurement period expired.  Therefore, no options granted with performance-based vesting will ever vest, although the options will remain outstanding until the earlier of the option expiration date or the termination of the employee.  No compensation expense was recorded for the three months ended March 31, 2010 and 2009 and no expense is expected to be recorded in the future related to these option grants.

Segment Reporting Information

For the three months ended March 31, 2010 and 2009 all of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services industry.  We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ requirements.  We share resources for sales, marketing, cash and risk management, banking, credit and collections, human resources, payroll, internal control, audit, taxes, SEC reporting and corporate accounting.  Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  Export sales represented 5% and 4% of consolidated net sales for the three months ended March 31, 2010 and 2009, respectively.

Noncurrent assets, excluding deferred tax assets, by country are as follows:

	United States	Mexico	Total
March 31, 2010
Net Property and Equipment	$7,787,202	$207,757	$7,994,959
Other Assets	613,395	7,726	621,121

December 31, 2009
Net Property and Equipment	$8,038,406	$200,755	$8,239,161
Other Assets	649,341	7,726	657,067

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (based on the lower of replacement cost or net realizable value).  Costs include material, labor, and overhead required in the warehousing and production of our products.  Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows:

	March 31	December 31
	2010	2009

Raw materials	$12,020,469	$11,137,853
Work in process	3,853,649	3,304,725
Finish goods	2,775,870	2,459,521
Reserve	(1,113,717)	(1,095,430)

Total	$17,536,271	$15,806,669

Finite Life Intangible Assets

Finite life intangible assets at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	15	$79,373	$19,845	$59,528
Customer Base	5	676,557	428,482	248,075
Other Intangibles	3	28,560	28,560	—
Totals		$784,490	$476,887	$307,603

	December 31, 2009
	Estimated	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	15	$79,373	$18,522	$60,851
Customer Base	5	676,557	394,655	281,902
Other Intangibles	3	28,560	27,764	796
Totals		$784,490	$440,941	$343,549

Amortization expense related to these assets is as follows:

Three months ended March 31, 2010	$35,946
Three months ended March 31, 2009	$38,853

Estimated future amortization expense related to these assets is as follows:

Remainder of 2010	$105,000
2011	141,000
2012	17,000
2013	5,000
2014	5,000
Thereafter	34,000
Total	$307,000

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  With regard to cash and cash equivalents, we maintain our excess cash balances in checking accounts at one high-credit quality financial institution.  This account may at times exceed federally insured limits.  We do not require collateral on our accounts receivable.

One customer accounted for 10% or more of our net sales for the three-month period ended March 31, 2010.  Two customers accounted for 10% or more of our sales for the three-month period ended March 31, 2009.  G.E.’s Medical Divisions accounted for 20% of net sales while GE’s Transportation Divisions accounted for 9% of net sales for the three months ended March 31, 2010.  GE’s Medical and Transportation Divisions combined accounted for 29% and 22% of net sales for the three-month periods ended March 31, 2010 and 2009, respectively.  Accounts receivable from G.E.’s Medical and

Transportation Divisions represented 14% of total accounts receivable at March 31, 2010.  Additionally, Northrop Grumman Corp. accounted for 2% and 13% of net sales for the three-month periods ended March 31, 2010 and 2009, respectively.  Accounts receivable from Northrop Grumman Corp. represented 3% of total accounts receivable at March 31, 2010.

NOTE 3. FINANCING ARRANGEMENTS

On August 6, 2009 we entered into a second amended and restated credit agreement with Wells Fargo Bank (WFB), which provided for a line of credit arrangement of $12 million, which expires if not renewed, on June 30, 2010.  The credit arrangement also has a real estate term note with a maturity date of May 31, 2012.  Both the line of credit and real estate term note are subject to variations in LIBOR rates.  The line of credit and real estate term note with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  As of March 31, 2010 we were in compliance with all covenants.

NOTE 4.  DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage some of the risk, we have entered into an interest rate swap agreement with a notional amount of $1.4 million with a goal to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011.  We do not use this interest rate swap for speculative purposes.  The fair value of the swap of approximately $41,000 and $46,000 was recorded in other long-term liabilities at March 31, 2010 and December 31, 2009 respectively.  The change in fair value of $5,000 and $1,000 for the three-month periods ended March 31, 2010 and 2009, respectively, was recorded as a component of interest expense.

NOTE 5. NET INCOME (LOSS) PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	Three Months Ended
	March 31
	2010	2009
Basic Earnings (Loss) Per Common Share
Net income (loss), as reported	$95,284	$(1,289,218)
Weighted average common shares outstanding	2,740,548	2,738,955
Basic earnings (loss) per common share	$0.03	$(0.47)

Diluted Earnings (Loss) Per Common Share
Net income (loss), as reported	$95,284	$(1,289,218)
Weighted average common shares outstanding	2,740,548	2,738,955
Effect of Stock options	—	—
Effect of Restricted stock	—	—
Weighted average common shares for diluted earnings (loss) per common share	2,740,548	2,738,955
Diluted earnings (loss) per common share	$0.03	$(0.47)

For the three months ended March 31, 2010, 667,250 shares were excluded from the computation of diluted earnings per share because to include them would be antidilutive.  For the three months ended March 31, 2009, the effect of all stock options is antidilutive due to the net loss incurred and, therefore, they were not included in the computation of per-share amounts.

NOTE 6.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  The effective tax rates for the quarters ended March 31, 2010 and 2009 were approximately 39% and 42%, respectively.

At March 31, 2010 we had $116,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.  The $1,000 increase from December 31, 2009 was related to the accrual of estimated interest and penalties on uncertain positions.

NOTE 7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income (loss) are as follows:

	Three Months Ended
	March 31
	2010	2009
Net Income (Loss), as reported	$95,284	$(1,289,218)

Other Comprehensive Loss:
Currency Translation Adjustment	(208)	(12,702)

Comprehensive Income (Loss)	$95,076	$(1,301,920)

NOTE 8. RESTRUCTURING AND IMPAIRMENT CHARGES

To better align our cost structure with recent changes in customer demand, our Board of Directors approved a restructuring plan in the second quarter of fiscal year 2009.  This restructuring resulted in the closing of our Garner, Iowa facility at the end of August 2009 with production moving to Merrifield, Minnesota and closing our Fairmont Aerospace assembly production facilities and moving these activities to Blue Earth, Minnesota.  One building in Fairmont was sold and another is held for sale at March 31, 2010 and was reclassified to Other Assets on the balance sheet.  As a result of these moves, we recognized approximately $968,000 of restructuring and impairment charges for the year ended December 31, 2009, in Income (Loss) from Operations.  Total cash paid during the three months ended March 31, 2010 related to this restructuring was $16,000, with the remaining accrued liabilities of approximately $8,000 expected to be paid over the next three months.

NOTE 9. SUBSEQUENT EVENT

On May 4, 2010, we acquired all of the intellectual property and assets of Trivirix Corporation, excluding cash and receivables for approximately $403,000 which expands our capabilities and expertise serving medical electronics manufacturers.  In accordance with the purchase method of accounting, the acquired net assets will be recorded at fair value as of the date of the acquisition.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Wayzata, Minnesota based full-service Electronics Manufacturing Services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  We provide value added services and technical support including design, testing, prototyping and supply chain management to customers mainly in the Aerospace and Defense, Medical, and Industrial Equipment markets. We maintain manufacturing facilities in Baxter, Bemidji, Blue Earth, Fairmont, and Merrifield, Minnesota; Augusta, Wisconsin; and Monterrey, Mexico.

During 2009, we experienced a period of declining growth from the overall poor global economy that resulted in a negative impact on our financial performance.  The reduction in revenue led us to implement a restructuring of our operations to match resources with current demand levels as discussed in Note 8.  We began to realize the full impact of our cost reduction and capacity restructuring initiative in the fourth quarter of 2009, and we continued to see improvement in the first quarter of 2010.

Summary of Results:

The first quarter of 2010 saw our net sales improve sequentially from the previous four quarters and we made good progress in returning to profitability.  For the quarter ended March 31, 2010, we reported net sales of $21.7 million compared to $21.6 million reported in the same quarter of 2009.  Net sales in the first quarter of 2010 have increased 10% over the $19.8 million of net sales reported in the fourth quarter of 2009.  We continue to see increased confidence by our customers to place orders as the 90-day backlog increased 25% to $19.0 million as of March 31, 2010 compared to $15.2 million for the same period last year.  Our cost controls and continuous improvement programs increased our gross margin to 12.1% from single digits throughout most of the last year.

Income from operations for the first quarter of 2010 totaled $0.3 million, compared to loss from operations of $2.1 million reported in the first quarter of 2009.  Net income for the first quarter of 2010 totaled $0.1 million or $0.03 per diluted common share, compared to net loss of $1.3 million, or $0.47 per diluted common share, reported in the first quarter of 2009.

Cash flow provided by operating activities for the quarter ended March 31, 2010 was $589,671 despite adding $1.7 million of inventories.  This is compared to cash used in operations of $3,083,293 for the same period in 2009.

(1.)         Results of Operations:

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

	Three Months Ended
	March 31
	2010	2009
Net Sales	100.0%	100.0%
Cost of Goods Sold	87.9%	96.1%
Gross Profit	12.1%	3.9%

Selling Expenses	3.4%	6.6%
General and Administrative Expenses	7.2%	7.2%
Income (Loss) from Operations	1.5%	-9.9%

Other Expenses, Net	0.8%	0.4%
Income Tax Expense (Benefit)	0.3%	-4.3%
Net Income (Loss)	0.4%	-6.0%

Net Sales:

We reported net sales of $21.7 million and $21.6 million for the quarters ended March 31, 2010 and 2009, respectively.  Net sales by industry markets for the three month periods ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31
	2010	2009	%
(in thousands)	$	$	Change
Aerospace and Defense	4,628	8,860	(48)
Medical	5,730	4,220	36
Industrial	11,383	8,471	34
Total Sales	21,741	21,551	1

Net sales to our Aerospace and Defense customers were down due to the end of major contracts and the timing of new replacement business while our Medical and Industrial customers saw significant increases in net sales as the overall economy stabilized and we began to see some buying confidence in these industry sectors.

Backlog:

Our 90-day order backlog as of March 31, 2010 was approximately $19.0 million, compared to approximately $17.7 million at the beginning of the quarter and $15.2 million at March 31, 2009.  During the quarter we continued to see increased customer orderings and scheduling activity along with increased levels of quoting from both new and existing customers.  Backlog by industry market is shown below.

	Backlog as of the Quarter Ended
	March 31	December 31%
(in thousands)	2010	2009	Change
Aerospace and Defense	$4,227	$4,493	(6)
Medical	4,493	3,638	24
Industrial	10,249	9,614	7
Total Backlog	$18,969	$17,745	7

Gross Profit:

Gross profit percentage for the three months ended March 31, 2010 was 12.1% of net sales, compared to 3.9% of net sales for the three months ended March 31, 2009.  We continue to see gross profit improvement quarter over quarter with the first quarter’s gross profit improving just less than two percentage points from the 10.3% gross profit for the quarter ended December 31, 2009.  We began to realize the full impact of our cost reduction and capacity restructuring initiative in the fourth quarter of 2009, and we continued to see improvement in the first quarter of 2010.

Selling Expense:

We had selling expenses of $0.8 million or 3.5% of net sales for the first quarter of 2010 and $1.4 million or 6.6% of net sales for the first quarter of 2009.  Selling expenses are down $0.6 million as a result of lower spending, lower commissionable sales, reduced payroll related expenses, and the reduction of selling expenses associated with the closing of our Garner, Iowa facility.

General and Administrative Expense:

Our general and administrative expenses were $1.6 million or 7.2% of net sales for the three months ended March 31, 2010 compared to $1.5 million or 7.2% of net sales reported for the three months ended March 31, 2009.

Other Expense:

Other expenses, net were $170,498 for the quarter ended March 31, 2010 compared to $85,178 for the quarter ended March 31, 2009.  The three-month increase in other expenses relates primarily to increased interest expense and exchange rate fluctuations.

Income Tax:

Income tax expense for the three months ended March 31, 2010 was $60,000 compared to an income tax benefit of $919,000 for the three months ended March 31, 2009 or approximately 39% and 42%, respectively.    The annual effective tax rate for 2010 is expected to be approximately 36% compared to 37% for 2009.  The increase in the quarterly effective tax rate over the expected annual effective rate is the result of a true up of our federal tax refund.  The change in rate from 2009 principally relates to the addition of the domestic production deduction netted with the reduction in benefit from the absence of a federal R&D benefit.

Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through WFB.  Both the line of credit and real estate term note are subject to fluctuations in the LIBOR rates. The line of credit and real estate term note with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  The availability under our line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line of credit is secured by substantially all of our assets.  On March 31, 2010, we had an outstanding balance of $5.0 million under the line of credit and unused availability of $4.3 million supported by our borrowing base.

Along with the previously mentioned restructuring, we have implemented various cost-reduction and cash-management measures over the past several months, including employee layoffs, reducing management salaries, hiring and wage freezes, and cutting discretionary spending to adjust to lower customer demand levels.  We have begun to see the positive impact on our Income (Loss) from Operations and Cash Flow from Operating Activities.  We believe our financing arrangements and our return to positive cash flows from operations will be sufficient to satisfy our working capital needs.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our consolidated financial statements.

	March 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Current Ratio	1.68	1.71	1.74	1.68
(Current Assets / Current Liabilities)
Working Capital	$13,494,508	$13,215,800	$15,777,784	$14,812,352
(Current Assets — Current Liabilities)
Quick Ratio	0.61	0.66	0.65	0.75
(Cash + Accounts Receivable / Current Liabilities)
Accounts Receivable to Working Capital	0.89	0.90	0.97	1.01
(Average Accounts Receivable/ Working Capital)
Inventory to Working Capital	1.24	1.19	1.33	1.18
(Average Inventory/ Working Capital)

Our working capital of $13.5 million as of March 31, 2010 increased from $13.2 million at December 31, 2009 partially due to the increase in inventories of $1.7 million during the first quarter of 2010, which was offset by higher accounts payable of $1.5 million and a higher payroll accrual of $0.4 million.

Net cash provided by operations for the three months ended March 31, 2010 was $589,671.  The cash flow provided by operations for the three months ended March 31, 2010 is the result of net income of $0.1 million, adjusted for noncash adjustments including depreciation, amortization, and stock-based compensation expense which combined totaled $0.4 million in positive adjustments.  In addition, the increases in inventories of $1.7 million were fully offset by increases in accounts payable and accruals of $1.6 million and a decrease in accounts receivable and income taxes receivable of $0.2 million.  The inventory increases relate to increased customer orders in the first quarter of 2010.

Net cash used in investing activities of $0.1 million for the three months ended March 31, 2010 is comprised of property and equipment purchases.  We continue to monitor our capital expenditures closely in order to maintain our current business levels.

Net cash used in financing activities for the three months ended March 31, 2010 was $0.7 million, due to the pay down of outstanding debt.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no significant changes in these critical accounting policies since December 31, 2009.  Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results could differ from these estimates.

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

Please refer to forward-looking statements and risks as previously disclosed in our report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 4.   CONTROLS AND PROCEDURES

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

Nortech Systems Incorporated and Subsidiary

Date: May 14, 2010	by	/s/ Michael J. Degen

Michael J. Degen
President and Chief
Executive Officer

Date: May 14, 2010	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer