Form 10-Q
period 2010-06-30
NORTECH SYSTEMS INC
filed 2010-08-12
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of $.01 par value common stock outstanding at July 29, 2010 - 2,742,992

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
ASSETS	2010	2009
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$722,314	$245,381
Accounts Receivable, Less Allowance for Uncollectible Accounts	14,352,640	12,021,378
Inventories	17,970,715	15,806,669
Prepaid Expenses	449,756	542,643
Income Taxes Receivable	2,338,435	2,515,906
Deferred Income Taxes	867,000	753,000

Total Current Assets	36,700,860	31,884,977

Property and Equipment, Net	7,776,376	8,239,161
Finite Life Intangible Assets, Net of Accumulated Amortization	272,452	343,549
Deferred Income Taxes	210,000	348,000
Other Assets	313,518	313,518

Total Assets	$45,273,206	$41,129,205

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
LIABILITIES AND SHAREHOLDERS’ EQUITY	2010	2009
	(Unaudited)
Current Liabilities
Line of Credit	$6,792,610	$5,490,607
Current Maturities of Long-Term Debt	1,077,081	1,013,920
Accounts Payable	10,975,877	9,050,684
Accrued Payroll and Commissions	3,029,637	1,449,528
Accrued Health and Dental Claims	375,000	310,000
Other Accrued Liabilities	966,993	1,354,438
Total Current Liabilities	23,217,198	18,669,177

Long-Term Liabilities
Long-Term Debt, Net of Current Maturities	2,930,945	3,572,264
Other Long-Term Liabilities	129,008	160,912
Total Long-Term Liabilities	3,059,953	3,733,176

Total Liabilities	26,277,151	22,402,353

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized:
250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized:
2,742,992 and 2,738,992 Shares Issued and Outstanding at June 30, 2010 and December 31, 2009, respectively	27,430	27,390
Additional Paid-In Capital	15,682,484	15,654,160
Accumulated Other Comprehensive Loss	(75,466)	(73,909)
Retained Earnings	3,111,607	2,869,211

Total Shareholders’ Equity	18,996,055	18,726,852

Total Liabilities and Shareholders’ Equity	$45,273,206	$41,129,205

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	JUNE 30
	2010	2009

Net Sales	$24,694,506	$19,891,110

Cost of Goods Sold	21,583,889	18,790,455

Gross Profit	3,110,617	1,100,655

Operating Expenses:
Selling Expenses	765,502	1,125,744
General and Administrative Expenses	1,860,145	1,549,943
Restructuring and Impairment Charges	—	645,118
Total Operating Expenses	2,625,647	3,320,805

Income (Loss) From Operations	484,970	(2,220,150)

Other Income (Expense)
Interest Expense	(100,550)	(140,170)
Miscellaneous Income (Expense), net	7,692	(53,462)
Total Other Expense	(92,858)	(193,632)

Income (Loss) Before Income Taxes	392,112	(2,413,782)

Income Tax Expense (Benefit)	245,000	(867,000)

Net Income (Loss)	$147,112	$(1,546,782)

Earnings (Loss) Per Common Share:

Basic and Diluted	$0.05	$(0.56)
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings (Loss) Per Common Share	2,742,992	2,738,989

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2010	2009

Net Sales	$46,435,947	$41,441,746

Cost of Goods Sold	40,685,662	39,510,527

Gross Profit	5,750,285	1,931,219

Operating Expenses:
Selling Expenses	1,520,924	2,538,335
General and Administrative Expenses	3,418,609	3,090,956
Restructuring and Impairment Charges	—	645,118
Total Operating Expenses	4,939,533	6,274,409

Income (Loss) From Operations	810,752	(4,343,190)

Other Income (Expense)
Interest Expense	(226,075)	(235,276)
Miscellaneous Expense, net	(37,281)	(43,534)
Total Other Expense	(263,356)	(278,810)

Income (Loss) Before Income Taxes	547,396	(4,622,000)

Income Tax Expense (Benefit)	305,000	(1,786,000)

Net Income (Loss)	$242,396	$(2,836,000)

Earnings (Loss) Per Common Share:

Basic and Diluted	$0.09	$(1.04)
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings (Loss) Per Common Share	2,741,777	2,738,972

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2010	2009
Cash Flows From Operating Activities
Net Income (Loss)	$242,396	$(2,836,000)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used in) Operating Activities:
Depreciation	797,061	954,088
Amortization	71,097	75,061
Stock-Based Compensation	15,864	62,592
Interest on Swap Valuation	(12,404)	(7,875)
Restructuring Charges	—	103,307
Property and Equipment Impairment Charges	—	541,811
Deferred Income Taxes	24,000	(173,000)
Loss on Disposal of Property and Equipment	876	5,733
Foreign Currency Gain	(3,458)	(31,495)
Changes in Current Operating Items, Net of Effects of Business Acquisition
Accounts Receivable	(2,330,092)	1,159,907
Inventories	(1,861,077)	3,818,667
Prepaid Expenses and Other Assets	93,034	321,483
Income Taxes Receivable	177,501	(1,624,323)
Accounts Payable	1,925,180	(2,932,660)
Accrued Payroll and Commissions	1,579,335	(701,661)
Accrued Health and Dental Claims	65,000	13,898
Other Accrued Liabilities	(407,140)	(522,870)
Net Cash Provided by (Used in) Operating Activities	377,173	(1,773,337)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	—	100
Business Acquisition	(402,969)	—
Purchase of Property and Equipment	(233,651)	(204,266)
Net Cash Used in Investing Activities	(636,620)	(204,166)

Cash Flows from Financing Activities:
Net Borrowings on Line of Credit	1,302,003	1,992,045
Proceeds from Long-Term Debt	—	616,397
Principal Payments on Long-Term Debt	(578,158)	(620,339)
Proceeds from Issuance of Common Stock	12,500	132
Net Cash Provided by Financing Activities	736,345	1,988,235

Effect of Exchange Rate Changes on Cash	35	4,657
Net Increase in Cash and Cash Equivalents	476,933	15,389
Cash and Cash Equivalents - Beginning	245,381	803,041
Cash and Cash Equivalents - Ending	$722,314	$818,430

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$237,425	$250,032
Cash paid during the period for income taxes	151,615	502

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

Stock Options

Following is the status of all stock options as of June 30, 2010, including changes during the six-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2010	736,750	$7.20
Exercised	(4,000)	$3.13
Forfeited	(67,500)	$6.27
Outstanding - June 30, 2010	665,250	$7.32	6.05	$997
Exercisable - June 30, 2010	291,250	$7.37	4.67	$—

The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $0 and $20, respectively.  Cash received from option exercises during the three and six months ended June 30, 2010 was $0 and $12,500, respectively.  There were no options exercised during the three and six months ended June 30, 2009.

Stock Options with Time-Based Vesting

Total compensation expense related to stock options with time-based vesting for the three months ended June 30, 2010 and 2009 was $7,931 and $31,296, respectively.  Total compensation expense related to stock options with time-based vesting for the six months ended June 30, 2010 and 2009 was $15,864 and $62,592, respectively.  At June 30, 2010 we had 315,250 time-based options outstanding.

As of June 30, 2010 there was approximately $43,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of 1.36 years.

Segment Reporting Information

For the three and six months ended June 30, 2010 and 2009 all of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services industry.  We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ requirements.  We share resources for sales, marketing, cash and risk management, banking, credit and collections, human resources, payroll, internal control, audit, taxes, SEC reporting and corporate accounting.  Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  Export sales represented 5% of consolidated net sales for the three and six months ended June 30, 2010, and 4% of consolidated net sales for the three and six months ended June 30, 2009.

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

Inventories are as follows:

	June 30	December 31
	2010	2009

Raw materials	$12,510,214	$11,137,853
Work in process	3,890,988	3,304,725
Finish goods	2,768,372	2,459,521
Reserve	(1,198,859)	(1,095,430)

Total	$17,970,715	$15,806,669

Finite Life Intangible Assets

Finite life intangible assets at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	11	$79,373	$21,168	$58,205
Customer Base	2	676,557	462,310	214,247
Other Intangibles	0	28,560	28,560	—
Totals		$784,490	$512,038	$272,452

	December 31, 2009
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	12	$79,373	$18,522	$60,851
Customer Base	3	676,557	394,655	281,902
Other Intangibles	1	28,560	27,764	796
Totals		$784,490	$440,941	$343,549

Estimated future amortization expense related to these assets is as follows:

Remainder of 2010	$70,000
2011	141,000
2012	17,000
2013	5,000
2014	5,000
Thereafter	34,000
Total	$272,000

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

One customer accounted for 10% or more of our net sales for the three and six months ended June 30, 2010.  Two customers accounted for 10% or more of our sales for the three and six months ended June 30, 2009.  G.E.’s Medical Division accounted for 19% of net sales for the three and six months ended June 30, 2010 and 13% and 12% of net sales for the three and six month periods ended June 30, 2009, respectively.  GE’s Transportation Division accounted for 10% of net sales for the three and six months ended June 30, 2010 and 13% and 11% for the three and six month periods ended June 30, 2009, respectively.  GE’s Medical and Transportation Divisions combined accounted for 29% of net sales for the three and six month periods ended June 30, 2010 and 25% and 24% of net sales for the three and six month periods ended June 30, 2009, respectively.  Accounts receivable from G.E.’s Medical and Transportation Divisions represented 19% of total accounts receivable at June 30, 2010.  Additionally, Northrop Grumman Corp. accounted for 13% of net sales for the three and six month periods ended June 30, 2009.

NOTE 3. FINANCING ARRANGEMENTS

On May 27, 2010 we entered into a third amended and restated credit agreement with Wells Fargo Bank (WFB), which provides for a line of credit arrangement of $12 million, which expires if not renewed, on May 31, 2013.  The credit arrangement also has a real estate term note with a maturity date of May 31, 2012.  Both the line of credit and real estate term note are subject to variations in LIBOR rates.  The line of credit and real estate term note with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  On June 30, 2010, we had an outstanding balance of $6.8 million under the line of credit and were in compliance with all covenants.

NOTE 4.  DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage some of the risk, we have entered into an interest rate swap agreement with a notional amount of $1.4 million with a goal to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011.  We do not use this interest rate swap for speculative purposes.  The fair value of the swap of approximately $34,000 and $46,000 was recorded in other long-term liabilities at June 30, 2010 and December 31, 2009 respectively.  The change in fair value of $12,000 and $8,000 for the six-month periods ended June 30, 2010 and 2009, respectively, was recorded as a component of interest expense.

NOTE 5. NET INCOME (LOSS) PER COMMON SHARE

For the three and six months ended June 30, 2010 and 2009, the effect of all stock options is antidilutive either due to the net loss incurred in 2009 or because to include them would be antidilutive in 2010.  Therefore, no outstanding options were included in the computation of per-share amounts.

NOTE 6.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  The effective tax rates for the quarters ended June 30, 2010 and 2009 were approximately 62% and 36%, respectively.  The year-to-date effective tax rates for the six months ending June 30, 2010 and 2009 were 56% and 39%, respectively.  The increase in the second quarter effective tax rate from 2009 to 2010 relates primarily to the finalization of our 2009 research and experimentation credits and the true-up of our net operating loss (NOL) carryback which resulted in additional tax expense of approximately $101,000.

At June 30, 2010 we had $95,500 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.  The $19,500 decrease from December 31, 2009 relates primarily to the NOL carryback which resulted in the loss of domestic production deductions.

NOTE 7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	2010	2009	2010	2009
Net Income (Loss), as reported	$147,112	$(1,546,782)	$242,396	$(2,836,000)

Other Comprehensive Loss:
Currency Translation Adjustment	(1,349)	(13,632)	(1,557)	(26,334)

Comprehensive Income (Loss)	$145,763	$(1,560,414)	$240,839	$(2,862,334)

NOTE 8. RESTRUCTURING AND IMPAIRMENT CHARGES

To better align our cost structure with changes in customer demand, our Board of Directors approved a restructuring plan in the second quarter of fiscal year 2009.  This restructuring resulted in the closing of our Garner, Iowa facility at the end of August 2009 with production moving to Merrifield, Minnesota and closing our Fairmont Aerospace assembly production facilities and moving these activities to Blue Earth, Minnesota.  One building in Fairmont was sold and another is held for sale at June 30, 2010 and was reclassified to Other Assets on the balance sheet.  As a result of these moves, we recognized approximately $645,000 of restructuring and impairment charges for the three and six months ended June 30, 2009, in Income (Loss) from Operations.  Total cash paid during the three and six months ended June 30, 2010 related to this restructuring was $8,000 and $16,000, respectively.  All accrued liabilities relating to the restructuring have been paid as of June 30, 2010.

NOTE 9. ACQUISITION

On May 4, 2010, we acquired all of the intellectual property and assets, excluding cash and receivables, of Trivirix Corporation, Milaca, MN for $403,000 which consisted of $303,000 in inventory and $100,000 in property and equipment.  This operation specializes in design, manufacturing and post-production services of complex electronic and electromechanical medical devices for diagnostic, analytical and other life-science applications.  This acquisition expands our capabilities and expertise serving medical electronics manufacturers.

The acquisition has been accounted for as a purchase and results of operations for Milaca since the date of acquisition are included in the consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Wayzata, Minnesota based full-service Electronics Manufacturing Services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  We provide value added services and technical support including design, testing, prototyping and supply chain management to customers mainly in the Aerospace and Defense, Medical, and Industrial Equipment markets. We maintain manufacturing facilities in Baxter, Bemidji, Blue Earth, Fairmont, Merrifield, and Milaca, Minnesota; Augusta, Wisconsin; and Monterrey, Mexico.

In the second quarter we experienced a net sales increase of 24% over the prior year and a 12% increase in 90 day backlog from the start of the quarter.  The increased volume had a positive impact on both our gross profit and operating income in the quarter.  Gross profit rose to 12.6% of net sales and income from operations increased to $485,000.  Our six months cash from operations was $0.4 million and we entered into a new three year financing arrangement with Wells Fargo Bank (see Note 3).

Summary of Results:

The second quarter of 2010 saw higher net sales than the previous five quarters and we made progress in improving profitability.  For the quarter ended June 30, 2010, we reported net sales of $24.7 million compared to $19.9 million reported in the same quarter of 2009, a 24% improvement.  Net sales of $46.4 million for the first six months of 2010 increased 12% over the $41.4 million reported for the first six months of 2009.  We continue to see increased confidence by our customers to place orders as the 90-day backlog increased approximately 53% to $21.3 million as of June 30, 2010 compared to $13.9 million for the same period last year.  Leveraging from our volume increase, cost controls and continuous improvement programs increased our second quarter gross margin to 12.6%, up from 12.1% in the previous quarter and single digits throughout most of 2009.

Income from operations for the second quarter of 2010 totaled $0.5 million, compared to loss from operations of $2.2 million in the same quarter of 2009, which included one-time restructuring and impairment charges of $0.6 million.  Income from operations for the first six months of 2010 totaled $0.8 million compared to a loss from operations of $4.3 million, which included one-time restructuring and impairment charges of $0.6 million, reported in the first six months of 2009.  Net income for the second quarter of 2010 totaled $0.1 million or $0.05 per diluted common share, compared to net loss of $1.5 million, or $0.56 per diluted common share, including one-time restructuring and impairment charges, or $0.42 excluding one-time restructuring and impairment charges, reported in the second quarter of 2009.  Net income for the six months ended June 30, 2010 was $0.2 million or $0.09 per diluted common share, compared to a loss of $2.8 million or $1.04 per diluted common share, including one-time restructuring and impairment charges, or $0.90 excluding one-time restructuring and impairment charges, for the six months ended June 30, 2009.

Cash flow provided by operating activities for the six months ended June 30, 2010 was $0.4 million despite adding $1.9 million of inventories.  This is compared to cash used in operations of $1.8 million for the same period in 2009.  In addition, we entered into a new three year financing arrangement with Wells Fargo Bank (see Note 3).

(1.) Results of Operations:

The following table presents statement of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	87.4%	94.5%	87.6%	95.3%
Gross Profit	12.6%	5.5%	12.4%	4.7%

Selling Expenses	3.1%	5.7%	3.3%	6.1%
General and Administrative Expenses	7.5%	7.8%	7.4%	7.5%
Restructuring and Impairment Charges	0.0%	3.2%	0.0%	1.6%
Income (Loss) from Operations	2.0%	-11.2%	1.7%	-10.5%

Other Expenses, Net	0.4%	1.0%	0.6%	0.6%
Income Tax Expense (Benefit)	1.0%	-4.4%	0.6%	-4.3%
Net Income (Loss)	0.6%	-7.8%	0.5%	-6.8%

Net Sales:

We reported net sales of $24.7 million and $19.9 million for the three months ended June 30, 2010 and 2009, respectively.  Sales for the six months ended June 30, 2010 and 2009 were $46.4 million and $41.4 million, respectively.  The Milaca medical device operation acquired in May 2010 accounted for $874,000 of net sales in both the three and six months ended June 30, 2010.  Net sales by industry markets for the three and six-month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2010	2009	%	2010	2009	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	3,445	7,692	(55)	8,073	16,553	(51)
Medical	6,567	3,657	80	11,960	7,876	52
Industrial	14,683	8,542	72	26,403	17,013	55
Total Sales	24,695	19,891	24	46,436	41,442	12

Net sales to our Aerospace and Defense customers were down due to the end of major contracts and the timing of new replacement business while net sales from our Medical and Industrial customers saw significant increases as the overall economy stabilized and we began to see increased buying confidence in these industry sectors.

Backlog:

Our 90-day order backlog as of June 30, 2010 was approximately $21.3 million, compared to approximately $19.0 million at the beginning of the quarter and $13.9 million at June 30, 2009.  During the quarter we continued to see increased customer activity along with increased levels of quoting from both new and existing customers.  The Milaca medical device operation acquired in May 2010 accounted for $1.7 million of the 90 day medical and total backlog at June 30, 2010.  Backlog by industry market is shown below.

	Backlog as of the Quarter Ended
	June 30	March 31%
(in thousands)	2010	2010	Change
Aerospace and Defense	$4,559	$4,227	8
Medical	6,537	4,493	45
Industrial	10,212	10,249	—
Total Backlog	$21,308	$18,969	12

Gross Profit:

Gross profit percentage for the three months and six months ended June 30, 2010 was 12.6% and 12.4% of net sales, respectively.  Gross profit percentage for the three and six months ended June 30, 2009 was 5.5% and 4.7%, of net sales, respectively.  We continue to see gross profit improvement from our higher volumes which increased absorption of our fixed overhead costs and continuous improvement programs.

Selling Expense:

We had selling expenses of $0.8 million or 3.1% of net sales and 1.5 million or 3.3% of net sales for the three and six months ended June 30, 2010, respectively.  Selling expenses for the three and six months ended June 30, 2009 were $1.1 million or 5.7% of net sales and $2.5 million or 6.1% of net sales, respectively.  Selling expenses are down as a result of lower spending, lower commissionable sales, and reduced payroll related expenses.

General and Administrative Expense:

General and administrative expenses as a percent of net sales remained relatively flat for the three and six-month periods ended June 30, 2010 and 2009.  Our general and administrative expenses were $1.9 million or 7.5% of net sales and $3.4 million or 7.4% of net sales for the three and six months ended June 30, 2010, respectively.  General and administrative expenses for the three and six months ended June 30, 2009 were $1.5 million or 7.8% of net sales and $3.1 million of 7.5% of net sales, respectively.

Other Expense:

Other expenses, net were $92,858 and $193,632 for the three months ended June 30, 2010 and 2009, respectively.  Other expenses, net were $263,356 and $278,810 for the six months ended June 30, 2010 and 2009.  The decrease in other expenses from second quarter of 2010 compared to second quarter of 2009 relate primarily to exchange rate fluctuations and decreased interest expense.

Income Taxes:

Income tax expense for the three and six months ended June 30, 2010 was $245,000 and $305,000 or approximately 62% and 56%, respectively. The annual effective tax rate for 2010 is expected to be approximately 36%.  The increase in the quarterly effective tax rate over the expected annual effective rate is primarily the result of a true up of our federal tax refund which resulted in additional tax expense of approximately $101,000 in the second quarter.  The income tax benefit for the three and six months ended June 30, 2009 was $867,000 and $1,786,000 or approximately 39% and 42%, respectively.  The annual effective rate for 2009 was 37%.  The slight decrease in rate from 2009 principally relates to the addition of the domestic production deduction offset in part by the reduction in benefit from the absence of a federal R&D benefit.

Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through WFB.  Both the line of credit and real estate term note are subject to fluctuations in the LIBOR rates. The line of credit and real estate term note with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  The availability under our line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line of credit is secured by substantially all of our assets.  On June 30, 2010, we had an outstanding balance of $6.8 million under the line of credit and unused availability of $1.4 million supported by our borrowing base.  We believe our financing arrangements and cash flows provided by operations, including the subsequent receipt of $2.4 million of income tax refunds received on July 3rd, will be sufficient to satisfy our working capital needs.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our consolidated financial statements.

	June 30, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Current Ratio (Current Assets / Current Liabilities)	1.58	1.71	1.74	1.68
Working Capital (Current Assets – Current Liabilities)	$13,483,662	$13,215,800	$15,777,784	$14,812,352
Quick Ratio (Cash + Accounts Receivable / Current Liabilities)	0.65	0.66	0.65	0.75
Accounts Receivable to Working Capital (Average Accounts Receivable/ Working Capital)	0.97	0.90	0.97	1.01
Inventories to Working Capital (Average Inventories/ Working Capital)	1.32	1.19	1.33	1.18

Our working capital of $13.5 million as of June 30, 2010 increased from $13.2 million at December 31, 2009 partially due to the increases in inventories of $1.9 million and accounts receivables of $2.3 million during the first six months of 2010, which were partially offset by higher accounts payable of $1.9 million and higher accrued payroll and benefits of $1.6 million.

Net cash provided by operations for the six months ended June 30, 2010 was $0.4 million.  The cash flow provided by operations for the six months ended June 30, 2010 is the result of net income of $0.2 million, adjusted for noncash adjustments including depreciation, amortization, and stock-based compensation expense which combined totaled $0.9 million in positive adjustments.  In addition, the increases in inventories of $1.9 million and accounts receivable of $2.3 million were offset by increases in accounts payable and accruals of $3.2 million and a decrease in prepaids and income taxes receivable of $0.3 million.  The inventories and accounts receivable increases are related to increased net sales and customer orders in the first six months of 2010.

Net cash used in investing activities of $0.6 million for the six months ended June 30, 2010 is comprised of $0.2 million in property and equipment purchases to support the business and $0.4 million for the Milaca operation acquisition (see Note 9).

Net cash provided by financing activities for the six months ended June 30, 2010 was $0.7 million, due to the increase in borrowings on the line of credit of $1.3 million, partially offset by principal debt payments of $0.6 million.

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

•                  Additional impairment or restructuring charges

•                  Potential costs or issues association with the integration of the Milaca acquisition

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 6. EXHIBITS

(a) Exhibits

10.6	Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiary

Date: August 12, 2010	by	/s/ Michael J. Degen

Michael J. Degen
President and Chief
Executive Officer

Date: August 12, 2010	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer