Form 10-Q
period 2010-09-30
NORTECH SYSTEMS INC
filed 2010-11-12
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of $.01 par value common stock outstanding at November 1, 2010 - 2,742,992

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
ASSETS	2010	2009
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$—	$245,381
Accounts Receivable, Less Allowance for Uncollectible Accounts	14,817,398	12,021,378
Inventories	18,350,712	15,806,669
Prepaid Expenses	604,510	542,643
Income Taxes Receivable	323,994	2,515,906
Deferred Income Taxes	719,000	753,000

Total Current Assets	34,815,614	31,884,977

Property and Equipment, Net	7,607,188	8,239,161
Finite Life Intangible Assets, Net of Accumulated Amortization	237,301	343,549
Deferred Income Taxes	114,000	348,000
Other Assets	313,518	313,518

Total Assets	$43,087,621	$41,129,205

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
LIABILITIES AND SHAREHOLDERS’ EQUITY	2010	2009
	(Unaudited)
Current Liabilities
Line of Credit	$6,258,635	$5,490,607
Current Maturities of Long-Term Debt	1,079,239	1,013,920
Accounts Payable	10,481,318	9,050,684
Accrued Payroll and Commissions	3,141,317	1,449,528
Accrued Health and Dental Claims	220,000	310,000
Other Accrued Liabilities	812,614	1,354,438
Total Current Liabilities	21,993,123	18,669,177

Long-Term Liabilities
Long-Term Debt, Net of Current Maturities	1,831,398	3,572,264
Other Long-Term Liabilities	129,170	160,912
Total Long-Term Liabilities	1,960,568	3,733,176

Total Liabilities	23,953,691	22,402,353

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,742,992 and 2,738,992 Shares Issued and Outstanding at September 30, 2010 and December 31, 2009, respectively	27,430	27,390
Additional Paid-In Capital	15,690,416	15,654,160
Accumulated Other Comprehensive Loss	(72,841)	(73,909)
Retained Earnings	3,238,925	2,869,211

Total Shareholders’ Equity	19,133,930	18,726,852

Total Liabilities and Shareholders’ Equity	$43,087,621	$41,129,205

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	SEPTEMBER 30
	2010	2009

Net Sales	$25,957,327	$18,650,684

Cost of Goods Sold	23,064,208	17,027,206

Gross Profit	2,893,119	1,623,478

Operating Expenses:
Selling Expenses	784,283	1,024,824
General and Administrative Expenses	1,942,646	1,395,327
Restructuring and Impairment Charges	—	352,578
Total Operating Expenses	2,726,929	2,772,729

Income (Loss) From Operations	166,190	(1,149,251)

Other Income (Expense)
Interest Expense	(99,434)	(150,026)
Miscellaneous Income (Expense), net	153,562	(77,417)
Total Other Income (Expense)	54,128	(227,443)

Income (Loss) Before Income Taxes	220,318	(1,376,694)

Income Tax Expense (Benefit)	93,000	(523,000)

Net Income (Loss)	$127,318	$(853,694)

Earnings (Loss) Per Common Share:

Basic and Diluted	$0.05	$(0.31)
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings (Loss) Per Common Share	2,742,992	2,738,989

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2010	2009

Net Sales	$72,393,274	$60,092,430

Cost of Goods Sold	63,749,870	56,537,733

Gross Profit	8,643,404	3,554,697

Operating Expenses:
Selling Expenses	2,305,207	3,563,159
General and Administrative Expenses	5,361,255	4,486,283
Restructuring and Impairment Charges	—	997,696
Total Operating Expenses	7,666,462	9,047,138

Income (Loss) From Operations	976,942	(5,492,441)

Other Income (Expense)
Interest Expense	(325,375)	(385,048)
Miscellaneous Income (Expense), net	116,147	(121,205)
Total Other Expense	(209,228)	(506,253)

Income (Loss) Before Income Taxes	767,714	(5,998,694)

Income Tax Expense (Benefit)	398,000	(2,309,000)

Net Income (Loss)	$369,714	$(3,689,694)

Earnings (Loss) Per Common Share:

Basic and Diluted	$0.13	$(1.35)
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings (Loss) Per Common Share	2,742,186	2,738,972

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2010	2009
Cash Flows From Operating Activities
Net Income (Loss)	$369,714	$(3,689,694)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	1,181,745	1,365,267
Amortization	106,248	112,591
Stock-Based Compensation	23,796	93,888
Interest on Swap Valuation	(19,492)	(12,504)
Restructuring Charges	—	451,953
Property and Equipment Impairment Charges	—	545,743
Deferred Income Taxes	268,000	163,000
Loss on Disposal of Property and Equipment	901	5,587
Foreign Currency (Gain) Loss	(240)	2,607
Changes in Current Operating Items, Net of Effects of Business Acquisition
Accounts Receivable	(2,790,649)	1,437,846
Inventories	(2,241,074)	4,930,929
Prepaid Expenses and Other Assets	(61,368)	147,691
Income Taxes Receivable	2,191,702	(1,998,839)
Accounts Payable	1,561,006	(3,450,805)
Accrued Payroll and Commissions	1,686,377	(1,591,934)
Accrued Health and Dental Claims	(90,000)	(81,102)
Other Accrued Liabilities	(554,437)	(1,066,112)
Net Cash Provided by (Used in) Operating Activities	1,632,229	(2,633,888)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	—	44,900
Business Acquisition	(402,969)	—
Purchase of Property and Equipment	(447,261)	(465,600)
Net Cash Used in Investing Activities	(850,230)	(420,700)

Cash Flows from Financing Activities:
Net Borrowings on Line of Credit	768,028	2,687,045
Proceeds from Long-Term Debt	—	616,397
Principal Payments on Long-Term Debt	(1,808,408)	(841,166)
Proceeds from Issuance of Common Stock	12,500	132
Net Cash Provided by (Used in) Financing Activities	(1,027,880)	2,462,408

Effect of Exchange Rate Changes on Cash	500	155
Net Increase in Cash and Cash Equivalents	(245,381)	(592,025)
Cash and Cash Equivalents - Beginning	245,381	803,041
Cash and Cash Equivalents - Ending	$—	$211,016

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$352,004	$403,901
Cash Paid During the Period for Income Taxes	377,115	802

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

Stock Options

Following is the status of all stock options as of September 30, 2010, including changes during the nine-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2010	736,750	$7.20
Exercised	(4,000)	$3.13
Forfeited	(67,500)	$6.27
Outstanding - September 30, 2010	665,250	$7.32	5.80	$364
Exercisable - September 30, 2010	291,250	$7.37	4.42	$—

The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $0 and $20, respectively.  Cash received from option exercises during the three and nine months ended September 30, 2010 was $0 and $12,500, respectively.  There were no options exercised during the three and nine months ended September 30, 2009.

Stock Options with Time-Based Vesting

Total compensation expense related to stock options with time-based vesting for the three months ended September 30, 2010 and 2009 was $7,932 and $31,296, respectively.  Total compensation expense related to stock options with time-based vesting for the nine months ended September 30, 2010 and 2009 was $23,796 and $93,888, respectively.  At September 30, 2010 we had 315,250 time-based options outstanding.

As of September 30, 2010 there was approximately $35,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of 1.10 years.

Segment Reporting Information

For the three and nine months ended September 30, 2010 and 2009 all of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services industry.  We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ requirements.  We share resources for sales, marketing, cash and risk management, banking, credit and collections, human resources, payroll, internal control, audit, taxes, SEC reporting and corporate accounting.  Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  Export sales represented 6% and 5% of consolidated net sales for the three and nine months ended September 30, 2010, respectively and 4% of consolidated net sales for the three and nine months ended September 30, 2009.

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

Inventories are as follows:

	September 30	December 31
	2010	2009

Raw Materials	$13,228,493	$11,137,853
Work in Process	3,892,335	3,304,725
Finish Goods	2,351,132	2,459,521
Reserve	(1,121,248)	(1,095,430)

Total	$18,350,712	$15,806,669

Finite Life Intangible Assets

Finite life intangible assets at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	11	$79,373	$22,490	$56,883
Customer Base	2	676,557	496,139	180,418
Other Intangibles	0	28,560	28,560	—
Totals		$784,490	$547,189	$237,301

	December 31, 2009
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	12	$79,373	$18,522	$60,851
Customer Base	3	676,557	394,655	281,902
Other Intangibles	1	28,560	27,764	796
Totals		$784,490	$440,941	$343,549

Estimated future amortization expense related to these assets is as follows:

Remainder of 2010	$35,000
2011	141,000
2012	17,000
2013	5,000
2014	5,000
Thereafter	34,000
Total	$237,000

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

One customer accounted for 10% or more of our net sales for the three and nine months ended September 30, 2010.  Two customers accounted for 10% or more of our sales for the three and nine months ended September 30, 2009.  G.E.’s Medical Division accounted for 17% and 18% of net sales for the three and nine months ended September 30, 2010, respectively and 19% and 14% of net sales for the three and nine month periods ended September 30, 2009, respectively.  GE’s Transportation Division accounted for 6% and 8% of net sales for the three and nine months ended September 30, 2010, respectively and 18% and 14% for the three and nine month periods ended September 30, 2009, respectively.  GE’s Medical and Transportation Divisions combined accounted for 23% and 27% of net sales for the three and nine month periods ended September 30, 2010, respectively and 37% and 28% of net sales for the three and nine month periods ended September 30, 2009, respectively.  Accounts receivable from G.E.’s Medical and Transportation Divisions represented 14% of total accounts receivable at September 30, 2010.  Additionally, Northrop Grumman Corp. accounted for 9% and 12% of net sales for the three and nine month periods ended September 30, 2009, respectively.

NOTE 3. FINANCING ARRANGEMENTS

On May 27, 2010 we entered into a third amended and restated credit agreement with Wells Fargo Bank (WFB), which provides for a line of credit arrangement of $12 million, which expires if not renewed, on May 31, 2013.  The credit arrangement also has a real estate term note with a maturity date of May 31, 2012.  Both the line of credit and real estate term note are subject to variations in LIBOR rates.  The line of credit and real estate term note with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  On September 30, 2010, we had an outstanding balance of $6.3 million under the line of credit, unused availability of $3.1 million supported by our borrowing base and were in compliance with all covenants.

NOTE 4.  DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage some of the risk, we have entered into an interest rate swap agreement with a notional amount of $1.4 million with a goal to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011.  We do not use this interest rate swap for speculative purposes.  The fair value of the swap of approximately $26,000 and $46,000 was recorded in other long-term liabilities at September 30, 2010 and December 31, 2009 respectively.  The change in fair value of $20,000 and $13,000 for the nine-month periods ended September 30, 2010 and 2009, respectively, was recorded as a component of interest expense.

NOTE 5. NET INCOME (LOSS) PER COMMON SHARE

For the three and nine months ended September 30, 2010 and 2009, the effect of all stock options is antidilutive either due to the net loss incurred in 2009 or because to include them would be antidilutive in 2010.  Therefore, no outstanding options were included in the computation of per-share amounts.

NOTE 6.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  The effective tax rates for the quarters ended September 30, 2010 and 2009 were approximately 42% and 38%, respectively.  The year-to-date effective tax rates for the nine months ending September 30, 2010 and 2009 were 52% and 38%, respectively.  The increase in the quarterly tax rate is primarily due to the increased FIN 48 reserve.  The increase in the nine month effective tax rate from 2009 to 2010 relates primarily to the true-up of our net operating loss (NOL) carryback which resulted in additional tax expense of approximately $103,000.

At September 30, 2010 we had $102,750 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.  The $12,250 decrease from December 31, 2009 relates primarily to the NOL carryback which resulted in the loss of domestic production deductions.

NOTE 7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes gains and losses resulting from foreign currency translations.  The details of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net Income (Loss)	$127,318	$(853,694)	$369,714	$(3,689,694)

Other Comprehensive Loss:
Currency Translation Adjustment	2,625	30,312	1,068	3,978

Comprehensive Income (Loss)	$129,943	$(823,382)	$370,782	$(3,685,716)

NOTE 8. RESTRUCTURING AND IMPAIRMENT CHARGES

To better align our cost structure with changes in customer demand, our Board of Directors approved a restructuring plan in the second quarter of fiscal year 2009.  This restructuring resulted in the closing of our Garner, Iowa facility at the end of August 2009 with production moving to Merrifield, Minnesota and closing our Fairmont Aerospace assembly production facilities and moving these activities to Blue Earth, Minnesota.  One building in Fairmont was sold and another is held for sale at September 30, 2010 and is included in Other Assets on the balance sheet.  As a result of these decisions, we recognized approximately $0.4 million and $1.0 million of restructuring and impairment charges for the three and nine months ended September 30, 2009, respectively, in Income (Loss) from Operations.  Total cash paid during the three and nine months ended September 30, 2010 related to this restructuring was $0 and $16,000, respectively.  All accrued liabilities relating to the restructuring were paid as of September 30, 2010.

NOTE 9. ACQUISITION

On May 4, 2010, we acquired all of the intellectual property and assets, excluding cash and receivables, of Trivirix Corporation, Milaca, MN for $403,000 which consisted of $303,000 in inventory and $100,000 in property and equipment.  This operation specializes in design, manufacturing and post-production services of complex electronic and electromechanical medical devises for diagnostic, analytical and other life-science applications.  This acquisition expands our capabilities and expertise serving medical electronics manufacturers.

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

Summary of Results:

For the quarter ended September 30, 2010, we reported net sales of $26.0 million compared to $18.7 million reported in the same quarter of 2009, a 39% improvement.  Net sales of $72.4 million for the first nine months of 2010 increased 20% over the $60.1 million reported for the first nine months of 2009.  We continue to see increased confidence by our customers.  Our 90-day backlog increased to $23.5 million as of September 30, 2010 compared to $14.2 million for the same period last year and $21.3 million at the start of the quarter.

Our gross margin in the third quarter of 2010 was 11.1% compared to 8.7% in the third quarter of 2009.  The volume increase, cost controls and continuous improvement programs favorably impacted our third quarter gross margin results.

Income from operations for the third quarter of 2010 totaled $0.2 million, compared to loss from operations of $1.1 million in the same quarter of 2009, which included one-time restructuring and impairment charges of $0.4 million.  Income from operations for the first nine months of 2010 totaled $1.0 million compared to a loss from operations of $5.5 million reported in the first nine months of 2009, which included one-time restructuring and impairment charges of $1.0 million.

Net income for the third quarter of 2010 totaled $0.1 million or $0.05 per diluted common share, compared to net loss of $0.9 million, or $0.31 per diluted common share, including one-time restructuring and impairment charges, or $0.23 excluding one-time restructuring and impairment charges, reported in the third quarter of 2009.  Net income for the nine months ended September 30, 2010 was $0.4 million or $0.13 per diluted common share, compared to a loss of $3.7 million or $1.35 per diluted common share, including one-time restructuring and impairment charges, or $1.13 excluding one-time restructuring and impairment charges, for the nine months ended September 30, 2009.

Cash flow provided by operating activities for the nine months ended September 30, 2010 was $1.6 million compared to cash used in operations of $2.6 million for the same period in 2009.

(1.)         Results of Operations:

The following table presents statement of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	88.9	91.3	88.1	94.1
Gross Profit	11.1	8.7	11.9	5.9

Selling Expenses	3.0	5.5	3.2	5.9
General and Administrative Expenses	7.5	7.4	7.4	7.5
Restructuring and Impairment Charges	0.0	2.0	0.0	1.6
Income (Loss) from Operations	0.6	(6.2)	1.3	(9.1)

Other Income (Expenses), Net	0.2	(1.2)	(0.3)	(0.8)
Income Before Income Taxes	0.8	(7.4)	1.0	(9.9)

Income Tax Expense (Benefit)	0.3	(2.8)	0.5	(3.8)
Net Income (Loss)	0.5%	(4.6)%	0.5%	(6.1)%

Net Sales:

We reported net sales of $26.0 million and $18.7 million for the three months ended September 30, 2010 and 2009, respectively.  Sales for the nine months ended September 30, 2010 and 2009 were $72.4 million and $60.1 million, respectively.  The Milaca medical device operation acquired in May 2010 accounted for $1.4 million and $2.3 million of net sales for the three and nine months ended September 30, 2010.  Net sales by industry markets for the three and nine-month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	%	2010	2009	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	3,930	4,978	(21)	12,003	21,531	(44)
Medical	7,004	4,721	48	18,965	12,597	51
Industrial	15,023	8,952	68	41,426	25,964	60
Total Sales	25,957	18,651	39	72,394	60,092	20

Net sales to our Aerospace and Defense customers decreased due to the end of major contracts and the timing of new replacement business.  Net sales from our Medical and Industrial customers continued

to see significant increases as the overall economy stabilized and we began to see more new business opportunities and improved buying confidence from our existing customer base.

Backlog:

Our 90-day order backlog as of September 30, 2010 was approximately $23.5 million, compared to approximately $21.3 million at the beginning of the quarter and $14.2 million at September 30, 2009.  During the quarter we continued to see increased customer activity along with increased levels of quoting from both new and existing customers.  Our Aerospace and Defense quarter end backlog is beginning to show signs of recovery with an increase of 2% over the start of the quarter.  The Milaca medical device operation acquired in May 2010 accounted for $1.1 million of the 90 day medical and total backlog at September 30, 2010.  Backlog by industry market is shown below.

	Backlog as of the Quarter Ended
	September 30	June 30%
(in thousands)	2010	2010	Change
Aerospace and Defense	$4,668	$4,559	2
Medical	6,969	6,537	7
Industrial	11,874	10,212	16
Total Backlog	$23,511	$21,308	10

Gross Profit:

Gross profit percentage for the three months and nine months ended September 30, 2010 was 11.1% and 11.9% of net sales, respectively.  Gross profit percentage for the three and nine months ended September 30, 2009 was 8.7% and 5.9%, of net sales, respectively.  We continue to see gross profit improvement year over year due to higher volumes and increased absorption of our fixed overhead costs, along with our continuous improvement programs.  Our quarter over quarter gross profit percentage was down from the 12.6% reported in the second quarter due to the re-instatement of wages, merit increases, 401K matching and incentive programs on July 1, 2010.

Selling Expense:

We had selling expenses of $0.8 million or 3.0% of net sales and 2.3 million or 3.2% of net sales for the three and nine months ended September 30, 2010, respectively.  Selling expenses for the three and nine months ended September 30, 2009 were $1.0 million or 5.5% of net sales and $3.6 million or 5.9% of net sales, respectively.  Selling expenses are down as a result of lower spending, lower commissionable sales, and reduced payroll related expenses.

General and Administrative Expense:

General and administrative expenses as a percent of net sales remained relatively flat for the three and nine-month periods ended September 30, 2010 and 2009.  Our general and administrative expenses were $1.9 million or 7.5% of net sales and $5.4 million or 7.4% of net sales for the three and nine months ended September 30, 2010, respectively.  General and administrative expenses for the three and nine months ended September 30, 2009 were $1.4 million or 7.4% of net sales and $4.5 million or 7.5% of net sales, respectively.  The increase in general and administrative expense in 2010 is related to the re-instatement of wages, merit increases, 401K matching and incentive programs on July 1, 2010.

Other Income (Expense):

Other income for the three months ended September 30, 2010 was $54,128 while other expense for the three months ended September 30, 2009 was $227,443.  Other expense for the nine months ended September 30, 2010 and 2009 was $209,228 and $506,253, respectively.  In the three months ended September 30, 2010 we experienced favorable interest expense along with miscellaneous income from research consulting activities.

Income Taxes:

Income tax expense for the three and nine months ended September 30, 2010 was $93,000 and $398,000 or approximately 42% and 52%, respectively. The projected annual effective tax rate for 2010 is expected to be approximately 37% without regard for discrete items.  The increase in the nine month effective tax rate over the expected annual effective rate is primarily the result of a true up of our federal tax refund which resulted in additional tax expense of approximately $103,000 in the third quarter.  The income tax benefit for the three and nine months ended September 30, 2009 was $523,000 and $2,309,000 or approximately 38%. The annual effective rate for 2009 was 37% without regard for discrete items.

Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through WFB.  Both the line of credit and real estate term note are subject to fluctuations in the LIBOR rates. The line of credit and real estate term note with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  The availability under our line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line of credit is secured by substantially all of our assets.  On September 30, 2010, we had an outstanding balance of $6.3 million under the line of credit and unused availability of $3.1 million supported by our borrowing base.  We believe our financing arrangements and cash flows provided by operations will be sufficient to satisfy our future working capital needs.

The following unaudited ratios are not required under the SEC guidelines or accounting principles generally accepted in the United States of America, however, we believe they are meaningful measures and are useful to readers of our consolidated financial statements.

	September 30, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Current Ratio (Current Assets / Current Liabilities)	1.58	1.71	1.74	1.68
Working Capital (Current Assets — Current Liabilities)	$12,822,491	$13,215,800	$15,777,784	$14,812,352
Quick Ratio (Cash + Accounts Receivable / Current Liabilities)	0.67	0.66	0.65	0.75
Accounts Receivable to Working Capital (Average Accounts Receivable/ Working Capital)	1.05	0.90	0.97	1.01
Inventories to Working Capital (Average Inventories/ Working Capital)	1.33	1.19	1.33	1.18

Our working capital of $12.8 million as of September 30, 2010 decreased from $13.2 million at December 31, 2009 partially due to the decrease in income taxes receivable of $2.2 million, higher accounts payable of $1.6 million and higher accrued payroll and benefits of $1.7 million, which were partially offset by increases in inventories of $2.2 million and accounts receivables of $2.8 million during the first nine months of 2010.

Net cash provided by operations for the nine months ended September 30, 2010 was $1.6 million.  The cash flow provided by operations for the nine months ended September 30, 2010 is the result of net income of $0.4 million, adjusted for noncash adjustments including depreciation, amortization, and stock-based compensation expense which combined totaled $1.6 million in positive adjustments.  In addition, the increases in inventories of $2.2 million and accounts receivable of $2.8 million were partially offset by increases in accounts payable and accruals of $2.6 million and a decrease in prepaids and income taxes receivable of $2.2 million.  The inventories and accounts receivable increases are related to increased net sales and customer orders in the first nine months of 2010.

Net cash used in investing activities of $0.9 million for the nine months ended September 30, 2010 is comprised of $0.4 million in property and equipment purchases to support the business and $0.4 million for the Milaca operation acquisition (see Note 9).

Net cash used in financing activities for the nine months ended September 30, 2010 was $1.0 million, due to principal debt payments of $1.8 million, partially offset by the increase in borrowing on the line of credit of $0.8 million.

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

•                  General economic, financial and business conditions that could affect our financial condition and results of operations;

•                  Additional impairment or restructuring charges;

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

Exhibits.

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

Nortech Systems Incorporated and Subsidiary

Date: November 11, 2010	by	/s/ Michael J. Degen

Michael J. Degen
President and Chief
Executive Officer

Date: November 11, 2010	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer