Form 10-K
period 2010-12-31
NORTECH SYSTEMS INC
filed 2011-03-11
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $3.75 per share, was $4,571,370 on June 30, 2010.

         Shares of common stock outstanding at March 9, 2011: 2,742,992.

         (The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2010 Annual Shareholders' Meeting have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, the end of our fiscal year.

        (The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10K

NORTECH SYSTEMS INCORPORATED
FORM 10-K
For the Year Ended December 31, 2010

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

GENERAL

        We are an Electronic Manufacturing Service (EMS) contract manufacturing company with our headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. We maintain manufacturing facilities in Minnesota including Bemidji, Blue Earth, Milaca, Baxter, and Merrifield as well as Augusta, Wisconsin; Monterrey, Mexico; and as of January 1, 2011, Mankato, Minnesota. We manufacture wire harness cable and printed circuit board assemblies, electronic sub-assemblies, higher level assemblies and complete devices. We provide value added services and technical support including design, testing, prototyping and supply chain management. The vast majority of our revenue is derived from products built to the customer's design specifications.

        We provide a high degree of manufacturing expertise using statistical process controls to ensure product quality, total supply chain solution management, lean manufacturing practices, and the systems necessary to effectively manage the business. This level of sophistication enables us to attract major original equipment manufacturers (OEMs) and to expand and diversify our customer base across several markets to avoid the effects of fluctuations within a given industry. Our primary focus is in three major markets: Aerospace and Defense, Medical and Industrial Equipment.

        We believe the EMS industry will provide growth for contract manufacturing as the macro economy improves along with further industry consolidations. Outsourcing remains a strong option for OEMs as they prefer to invest and focus on marketing and product development, and rely on EMS providers for their production and supply chain requirements.

ACQUISITIONS

        On May 4, 2010, we acquired all of the intellectual property and assets, excluding cash and receivables, of Trivirix Corporation, Milaca, MN for $403,000 which consisted of $303,000 in inventory and $100,000 in property and equipment. This operation specializes in design, manufacturing and post-production services of complex electronic and electromechanical medical devices for diagnostic, analytical and other life-science applications. This acquisition expands our capabilities and expertise serving medical electronics manufacturers. The acquisition has been accounted for as a business combination and results of operations for Milaca since the date of acquisition are included in the consolidated financial statements.

        On January 1, 2011, we completed the acquisition of the EMS business unit of Winland Electronics, Inc., (Winland) a Minnesota corporation. We paid $1,042,389 in cash at closing and will make deferred payments of $250,000 each on July 1, 2011 and October 1, 2011 for substantially all of the assets and assumed certain liabilities of their EMS operations. We have also agreed to a six year agreement with Winland to lease office and manufacturing space in Mankato, Minnesota and sublease a portion of it back to them through December 31, 2011.

        In connection with the acquisition, we agreed to purchase a minimum of $2,200,000 of inventory as consumed over the next 24 months. We also entered into an agreement to manufacture certain products related to the production of Winland's proprietary monitoring devices business unit. See note 13 to the consolidated financial statements for further information on this acquisition.

        We continue to investigate potential acquisition opportunities as a normal course of business and a strategy for growth.

BUSINESS SEGMENT

        All of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services (EMS) industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers' requirements. We share resources for sales, marketing, information services, cash and risk management, banking, credit and collections, human resources, payroll, internal control, audit, taxes, SEC reporting and corporate accounting. Our financial information is consolidated and evaluated regularly by the chief decision maker in assessing performance and allocating resources.

BUSINESS STRATEGY

        The EMS industry has evolved into a dynamic, high tech global electronics contract services industry. We continue to expand our capabilities to better meet these changing market requirements. Along with offering technical expertise in our quality processes, design applications and testing, we are also increasing our focus on supplier-managed inventory services and the cost drivers throughout the supply chain. Our international operation and international partnerships allow us to take advantage of lower-cost alternatives for our customers and remain competitive in the marketplace.

        We continue to pursue acquisitions, mergers, and/or joint ventures of companies in the EMS industry to remain competitive, grow our customer base and increase revenues. Our strategic objectives and our history have been based on both organic and acquired growth.

        Our quality systems and processes are based on ISO standards with all facilities certified to the latest version of the ISO 9001 and/or AS 9100 Aerospace standards. We also have ISO 13485 certification which recognizes our quality management systems applicable to contract design, manufacture and repair of assemblies for the medical industry. Our Milaca operation is an FDA registered facility. We believe these certifications and registrations benefit our customer base and increase our chances of attracting new business opportunities.

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

        Our customer emphasis continues to be on mature companies, which require a contract manufacturer with a high degree of manufacturing and quality sophistication, including statistical process control (SPC), statistical quality control (SQC), International Standards Organization (ISO), Military Specifications (Mill Spec), Aerospace Systems 9100 (AS) and FDA facility registration. We continue efforts to penetrate our existing customer base and expand new market opportunities with participation in industry publications and selected trade shows. We target customers who value proven manufacturing performance, design and application engineering expertise and who value the flexibility to manage the supply chain of a high mix of products and services. We market our services through our in-house sales force and independent manufacturers' representatives.

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

COMPETITION

        The contract manufacturing EMS industry's competitive makeup includes small closely held contract manufacturing companies, large global full-service contract manufacturers, company-owned in-house manufacturing facilities and foreign contract manufacturers. We do not believe that the small closely held operations pose a significant competitive threat in the markets and customers we serve, as they generally do not have the complete manufacturing services or capabilities required by our target customers. We do believe the larger global full service and foreign manufacturers do provide a substantial competitive environment as their technical support has improved greatly along with their ability to be more responsive to engineering and schedule changes. We continue to see opportunities with OEM companies that have their own in-house electronic manufacturing capabilities as they evaluate their internal costs and investments against outsourcing to contract manufacturers. The willingness of foreign manufacturers to "stock" finished product at warehouse locations in the United States is another of their competitive advantages, however, their inability to react to engineering, product or schedule changes is a disadvantage and plays into our strength. To mitigate foreign competition, we operate a manufacturing operation in Mexico and have other sourcing solutions to support our customers with a "Low Cost" supply chain solution.

MAJOR CUSTOMERS

        Two divisions of General Electric, Co. (G.E.) accounted for 10% or more of our net sales during the past two years. G.E.'s Medical Division accounted for 19% and 13% of net sales for the years ended December 31, 2010 and 2009, respectively. G.E.'s Transportation Division accounted for 8% and 12% of net sales for the years ended December 31, 2010 and 2009, respectively. Together, G.E.'s Medical and Transportation Divisions accounted for 27% and 25% of net sales for the years ended December 31, 2010 and 2009, respectively. Accounts receivable from G.E.'s Medical and Transportation Divisions at December 31, 2010 and 2009 represented 14% and 16% of total accounts receivable, respectively.

RESEARCH AND DEVELOPMENT

        We perform research and development for customers on an as requested and program basis for development of conceptual engineering and design activities prior to manufacturing the products. We did not expend significant dollars in 2010 or 2009 on company-sponsored product research and development.

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

EMPLOYEES

        We have 667 full-time and 42 part-time/temporary employees as of December 31, 2010. Manufacturing personnel, including direct, indirect support and sales functions, comprise 681 employees, while general administrative employees total 28. At December 31, 2009 we had 515 full-time and 23 part-time/temporary employees.

FOREIGN OPERATIONS AND EXPORT SALES

        We have a leased manufacturing facility in Monterrey, Mexico with approximately $192,000 in long-term assets at December 31, 2010. Export sales represent 6% and 4% of net sales for the years ended December 31, 2010 and 2009, respectively.

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

  •
  Commodity and Energy cost instability;

  •
  General economic, financial and business conditions that could affect our financial condition and results of operations:

  •
  Successful integration of recent acquisitions

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

We operate in the highly competitive EMS industry.

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

        G.E.'s Medical and Transportation Divisions accounted for 27% and 25% of net sales for the years ended December 31, 2010 and 2009, respectively.

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

        Our revolving credit facility and debt agreements contain financial and operating covenants with which we must comply. As of December 31, 2010, we were in compliance with these covenants. However, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

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

ITEM 2.        PROPERTIES

ADMINISTRATION

        Our Corporate Headquarters consists of approximately 5,000 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota. The Corporate Headquarters has a lease with a five-year term that expires on July 31, 2015. A portion of the Bemidji facility is used for corporate financial and information systems shared services.

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

        In November 2009, we sold a 14,000 square foot building in Fairmont, Minnesota. We still own two buildings in Fairmont which together contain approximately 37,000 square feet. Both buildings are held for sale.

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

        We lease a 30,000 square foot building in Monterrey, Mexico consisting of 29,000 square feet designated for manufacturing space with the remaining space being used for offices. The lease expires on June 30, 2011 at which point we expect to renew.

        In Garner, Iowa we lease a 38,000 square foot building. The lease expires on June 30, 2011. In connection with the restructuring activities during 2009, this facility was sub-leased on August 26, 2009 through the remaining term of the lease.

        We lease a 20,000 square foot building in Milaca, Minnesota consisting of 15,000 square feet designated for manufacturing space with the remaining space being used for offices. The lease expires on July 31, 2011 at which point we intend to renew.

        As part of the acquisition of the EMS business unit of Winland in January 2011, we agreed to lease a 58,000 square foot building consisting of 43,000 square feet designated for manufacturing and the remaining space used for offices. The lease expires on January 1, 2017 at which point we have the right of first refusal and an option to purchase the building. A portion of this facility will be subleased back to Winland through December 31, 2011.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of March 3, 2011, there were 752 shareholders of record. Our stock is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap Market under the symbol "NSYS". We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2010 or 2009. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, any limitations on payments of dividends present in our current or future debt agreements, and other factors.

        Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High
March 31, 2010	$3.07	$3.77
June 30, 2010	$3.32	$3.99
September 30, 2010	$3.10	$3.75
December 31, 2010	$3.32	$4.62
March 31, 2009	$2.80	$4.69
June 30, 2009	$2.50	$3.53
September 30, 2009	$2.40	$3.00
December 31, 2009	$2.74	$3.29

        Sales of Unregistered Securities:

        We did not have any unregistered sales of equity securities in 2010.

        Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

        We did not make any purchases of our equity securities in 2010.

EQUITY COMPENSATION PLAN INFORMATION

        Certain information with respect to our equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a Wayzata, Minnesota based full-service EMS contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries. We serve three major markets within the EMS industry: Aerospace and Defense, Medical, and the Industrial market which includes industrial equipment, transportation, vision, agriculture, oil and gas. In Minnesota, we have facilities in Baxter, Bemidji, Blue Earth, Fairmont, Merrifield, Milaca and Wayzata. We also have facilities in Augusta, Wisconsin; Monterrey, Mexico; and as of January 1, 2011, Mankato, Minnesota.

        The vast majority of our revenue is derived from products that are built to the customer's design specifications and consist of a wide range of simple to highly complex manufacturing processes. During 2010, we continued our supply chain and lean manufacturing initiatives designed to reduce costs, improve asset utilization and increase responsiveness to customers. Our initiatives focused on improving our ability to promise based on our capabilities and scheduling as well as improving our manufacturing processes and yields by doing it right the first time. Our goal is to expand and diversify our customer base by focusing on sales and marketing efforts that fit our value-added service strategy. Our Mexico operation allows for medium volume and mix with lower cost production alternatives when the opportunities are presented. We also benefit from our relationships with Asian manufacturers and suppliers that allow us to meet higher volume, lower mix and lower cost customer requirements when lead times and product stability are not as critical.

        In the first half of 2010 we saw our revenues stabilize and customer confidence improve. Our 90 day backlog increased steadily leading to a double digit revenue growth for the year.

        Our net sales for the year ended December 31, 2010 were $99.8 million, an increase of 25% compared to 2009. Gross profit as a percentage of net sales was 11.5% and 7.2% for the years ended December 31, 2010 and 2009, respectively. The cost reduction and capacity consolidation efforts which were completed in third quarter 2009, account for the significant improvements in gross profit performance in 2010. Our net income in 2010 was $506,766 or $0.18 per diluted common share compared to net loss of $3,835,041 or $1.40 per diluted common share in 2009.

        We continued to focus on cash management and cash conservation throughout 2010. Cash from Operating Activities was $2,890,000 for the year. On January 6, 2011 we entered into the first amendment to the third amended and restated credit and security agreement with Wells Fargo Bank (WFB) which provides a $13.5 million line of credit through May 31, 2013. We believe our financing arrangements and cash flows provided by operations will be sufficient to satisfy our working capital needs through the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our significant accounting policies and estimates are summarized in the footnotes to our annual consolidated financial statements. Some of the accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, known trends in the industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical estimates that require significant judgment are as follows:

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

Allowance for Uncollectible Accounts:

        When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on outstanding accounts receivable. A considerable amount of judgment is required when assessing the realizability of accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We have historically not experienced significant bad debts expense and believe the reserve is adequate for any exposure to loss in the December 31, 2010 accounts receivable.

Inventory Reserves:

        Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process that is used to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We believe the total reserve at December 31, 2010 is adequate.

Long-Lived and Intangible Asset Impairment:

        We evaluate long-lived assets and intangible assets with finite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. In 2010, we recorded an impairment charge of $56,000 on a building held for sale. In connection with the closing of two facilities in 2009, we recorded an impairment charge of approximately $502,000 on certain property and equipment that were no longer being used in operations.

Valuation Allowance:

        We record valuation allowances against our deferred tax assets when necessary. Realization of deferred tax assets (such as net operating loss carry forwards) is dependent on future taxable earnings and therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against these assets, thereby increasing income tax expense or decreasing the income tax benefit in the period the determination is made. As of December 31, 2010 we expect to recover our deferred tax assets in their entirety, and thus no valuation allowance was deemed necessary.

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

        No matters have come to our attention since December 31, 2010 that would cause the estimates included in the consolidated financial statements to change materially.

OPERATING RESULTS

        The following table presents statement of operations data as percentages of net sales for the indicated year:

	2010	2009
Net Sales	100.00%	100.00%
Cost of Goods Sold	88.50	92.80

Gross Profit	11.50	7.20
Selling Expenses	3.10	5.60
General and Administrative Expenses	7.00	7.30
Restructuring Charges	0.10	1.20

Income (Loss) from Operations	1.30	(6.90)
Other Expenses, Net	0.40	0.90
Income Tax Expense (Benefit)	0.40	(3.00)

Net Income (Loss)	0.50%	(4.80)%

Net sales:

        For the years ended December 31, 2010 and 2009, we had net sales of $99.8 million and $79.9 million, respectively, an increase of 25%. The Milaca medical device operation acquired in May 2010 accounted for $3.6 million of net sales for the year ended December 31, 2010. Net sales by our major EMS industry markets for the year ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31
(in thousands)	2010 $	2009 $	% Change
Aerospace and Defense	16,152	26,515	(39)
Medical	29,329	17,493	68
Industrial	54,339	35,932	51

Total Net Sales	99,820	79,940	25

        We saw sales to our Aerospace and Defense customers decline 39% due to the end of major contracts and the timing of new replacement business. Sales to our Medical and Industrial customers increased 68% and 51%, respectively as the overall economy stabilized and we began to see more new business opportunities and improved buying confidence from our existing customer base.

Backlog:

        Our 90 day backlog as of December 31, 2010 was approximately $18.5 million compared to approximately $17.7 million on December 31, 2009. Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.

	Backlog as of the Year Ended
(in thousands)	December 31 2010	December 31 2009	% Change
Aerospace and Defense	$4,453	$4,494	(1)
Medical	4,216	3,638	16
Industrial	9,813	9,614	2

Total Backlog	$18,482	$17,746	4

Gross Profit:

        For the years ended December 31, 2010 and 2009, we had gross profit of $11.4 million and $5.8 million, respectively. Gross profit as a percentage of net sales was 11.5% and 7.2% for the years ended December 31, 2010 and 2009, respectively. The year over year increase in gross profit as a percentage of net sales was a direct result of the increase in sales volume in 2010 and the restructuring which occurred in the third quarter of 2009 resulting in better utilization of our fixed cost structure.

Selling:

        Selling expenses were $3.1 million or 3.1% of net sales for the year ended December 31, 2010 and $4.4 million or 5.6% of net sales for the year ended December 31, 2009. The majority of the $1.3 million decrease was due to approximately $0.7 million less commissions and $0.6 million in cost reductions.

General and Administrative:

        General and administrative expenses were $7.0 million or 7.0% of net sales for the year ended December 31, 2010 and $5.9 million or 7.3% of net sales for the year ended December 31, 2009. The 2010 increase of $1.1 million is mainly attributed to the reversal of wage decreases and the re-instatement of merit increases, 401K matching and incentive programs on July 1, 2010.

Restructuring and Impairment Charges:

        We recognized $0.1 million and $1.0 million of restructuring and impairment charges in Income (Loss) from Operations during the years ended December 31, 2010 and 2009, respectively. The 2010 costs relate to the impairment of a Fairmont building that is held for sale. The 2009 restructuring and impairment costs included $0.5 million in non-cash impairment charges for property and equipment that are no longer being used in operations and $0.5 million related to employee benefits, contract termination costs, and other expenses incurred to relocate production. The 2009 restructuring and impairment charges were the result of the facility closings and consolidation efforts taken throughout the year to better align our capacity to current customer demand levels.

Other Income (Expense):

        Other expense for the years ended December 31, 2010 and 2009 was approximately $0.3 million and $0.7 million, respectively. Interest expense and foreign exchange transaction losses make up the majority of the other expense in 2010.

Income Taxes:

        Income tax expense for the year ended December 31, 2010 was $375,000. Due to the loss incurred in 2009, we recorded an income tax benefit of $2.4 million for the year ended December 31, 2009. The effective tax rate for fiscal 2010 was 42.5% compared to 38.4% in fiscal 2009. The increase in effective tax rate from 2009 to 2010 relates primarily to the true-up of our net operating loss (NOL) carryback which resulted in additional tax expense of approximately $103,000 partially offset by state and federal research credits.

Net Income (Loss):

        Our net income in 2010 was $506,766 or $0.18 per diluted common share compared to net loss of $3,835,041 or $1.40 per diluted common share in 2009. We returned to profitability in 2010 primarily due to increased sales and the cost reductions experienced from the prior year restructuring activities.

FINANCIAL CONDITION AND LIQUIDITY

        We believe that our existing financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs, capital expenditures, investments, and debt repayments for the foreseeable future.

Credit Facility:

        On May 27, 2010 we entered into a third amended and restated credit and security agreement with Wells Fargo Bank which provides a $12 million line of credit through May 31, 2013 and a real estate note maturing on May 31, 2012. On January 6, 2011, we entered into the first amendment to this agreement which provides a $13.5 million line of credit through May 31, 2013, a new $475,000 equipment term loan tied to equipment purchased in the recent acquisition announced January 3, 2011 and a new term loan of up to $1.0 million for capital expenditures to be made in 2011. Under the new agreement, both the line of credit and real estate term note are subject to variations in the LIBOR rate. Advances on our line of credit will bear interest at three-month LIBOR + 4.00% (4.30% at December 31, 2010). The weighted-average interest rate on our line of credit and other long-term debt was 4.63% and 5.04%, respectively for the year ended December 31, 2010.

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

Other Commercial Commitment	Total Amount Committed	Outstanding at December 31, 2010	Date of Expiration
Line of credit	$13,500,000	$5,615,121	May 31, 2013

        As of December 31, 2010 we have net unused availability under our line of credit agreement of approximately $5.2 million as supported by our borrowing base. Under the terms of our new agreement, our unused availability increased to $6.5 million on January 6, 2011.

Cash Flow:

	December 31
	2010	2009
Cash flows provided by (used in):
Operating activities	$2,890,254	$(853,495)
Investing activities	(1,029,599)	(76,609)
Financing activities	(1,876,092)	371,860
Effect of exchange rate changes on cash	638	584

Net decrease in cash and cash equivalents	$(14,799)	$(557,660)

        On December 31, 2010, we had working capital of approximately $13.1 million as compared to $13.2 million at the end of 2009. During 2010, we generated approximately $2.9 million of cash flow from operating activities. The cash flow from operations is primarily due to net income of $0.5 million plus $2.1 million of noncash charges, including depreciation, amortization, property and equipment impairment charges, restructuring charges, the change in deferred taxes and other miscellaneous noncash expenses. The cash flow from operating assets and liabilities was $0.3 million. This was driven by a decrease in income taxes receivable of $2.1 million and an increase in accounts payable and accruals of $1.8 million offset in part by a $3.5 million increase in accounts receivable.

        Our net cash used in investing activities of $1.0 million is due to $0.6 million of capital equipment purchases and $0.4 million for the acquisition in May 2010. Net cash used in financing activities of $1.9 million consisted of $2.0 million reduction of long-term debt offset by $0.1 million line of credit increase.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

DECEMBER 31, 2010 AND 2009

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        (The remainder of this page was intentionally left blank.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Nortech Systems Incorporated and Subsidiary

        We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 11, 2011

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS	2010	2009
CURRENT ASSETS
Cash and Cash Equivalents	$230,582	$245,381
Accounts Receivable, Less Allowance for Uncollectible Accounts	15,562,277	12,021,378
Inventories	16,108,773	15,806,669
Prepaid Expenses	596,363	542,643
Income Taxes Receivable	376,001	2,515,906
Deferred Income Taxes	594,000	753,000

Total Current Assets	33,467,996	31,884,977

Property and Equipment, Net	7,157,543	8,239,161
Finite Life Intangible Assets, Net of Accumulated Amortization	202,150	343,549
Deferred Income Taxes	219,000	348,000
Other Assets	514,235	313,518

Total Assets	$41,560,924	$41,129,205

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31, 2010 AND 2009

LIABILITIES AND SHAREHNOLDERS' EQUITY	2010	2009
CURRENT LIABILITIES
Line of Credit	$5,615,121	$5,490,607
Current Maturities of Long-Term Debt	841,760	1,013,920
Accounts Payable	10,727,907	9,050,684
Accrued Payroll and Commissions	2,584,108	1,449,528
Accrued Health and Dental Claims	35,000	310,000
Other Accrued Liabilities	599,655	1,354,438

Total Current Liabilities	20,403,551	18,669,177

LONG-TERM LIABILITIES
Long-Term Debt (Net of Current Maturities)	1,731,318	3,572,264
Other Long-Term Liabilities	137,236	160,912

Total Long-Term Liabilities	1,868,554	3,733,176

Total Liabilities	22,272,105	22,402,353

SHAREHOLDERS' EQUITY
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock—$0.01 par value; 9,000,000 Shares Authorized; 2,742,992 and 2,738,992 Shares Issued and Outstanding at December 31, 2010 and 2009, respectively	27,430	27,390
Additional Paid-In Capital	15,698,348	15,654,160
Accumulated Other Comprehensive Loss	(62,936)	(73,909)
Retained Earnings	3,375,977	2,869,211

Total Shareholders' Equity	19,288,819	18,726,852

Total Liabilities and Shareholders' Equity	$41,560,924	$41,129,205

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Net Sales	$99,820,069	$79,939,839
Cost of Goods Sold	88,389,803	74,141,269

Gross Profit	11,430,266	5,798,570

Operating Expenses:
Selling Expenses	3,120,202	4,449,184
General and Administrative Expenses	7,024,087	5,865,380
Restructuring Charges	55,786	967,991

Total Operating Expenses	10,200,075	11,282,555

Income (Loss) From Operations	1,230,191	(5,483,985)

Other Income (Expense)
Miscellaneous Income (Expense)	80,698	(225,784)
Interest Expense	(429,123)	(512,272)

Total Other Expense	(348,425)	(738,056)

Income (Loss) Before Income Taxes	881,766	(6,222,041)
Income Tax Expense (Benefit)	375,000	(2,387,000)

Net Income (Loss)	$506,766	$(3,835,041)

Earnings (Loss) Per Common Share:
Basic and Diluted	$0.18	$(1.40)

Weighted Average Number of Common Shares Outstanding	2,742,389	2,738,982

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
BALANCE DECEMBER 31, 2008	$250,000	$27,390	$15,525,981	$(89,598)	$6,704,252	$22,418,025
Net loss	—	—	—	—	(3,835,041)	(3,835,041)
Issuance of stock upon exercise of stock options	—	—	132	—	—	132
Compensation on stock-based awards	—	—	128,047	—	—	128,047
Translation gain, net of tax	—	—	—	15,689	—	15,689

BALANCE DECEMBER 31, 2009	250,000	27,390	15,654,160	(73,909)	2,869,211	18,726,852
Net income	—	—	—	—	506,766	506,766
Issuance of stock upon exercise of stock options	—	40	12,460	—	—	12,500
Compensation on stock-based awards	—	—	31,728	—	—	31,728
Translation gain, net of tax	—	—	—	10,973	—	10,973

BALANCE DECEMBER 31, 2010	$250,000	$27,430	$15,698,348	$(62,936)	$3,375,977	$19,288,819

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)	$506,766	$(3,835,041)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	1,554,577	1,773,917
Amortization	141,399	150,121
Compensation on Stock-Based Awards	31,728	128,047
Interest on Swap Valuation	(27,772)	(18,893)
Restructuring Charges	—	466,455
Fixed Asset Impairment	55,786	501,536
Deferred Income Taxes	288,000	188,000
Loss on Disposal of Property and Equipment	901	4,955
Foreign Currency Transaction Loss	8,333	10,131
Changes in Current Operating Items, Net of Effects of Business Acquisition
Accounts Receivable	(3,532,471)	1,146,371
Inventories	865	4,896,475
Prepaid Expenses and Other Assets	(53,207)	203,114
Income Taxes Receivable	2,139,543	(2,095,733)
Accounts Payable	1,674,954	(1,696,872)
Accrued Payroll and Commissions	1,127,119	(1,973,657)
Accrued Health and Dental Claims	(275,000)	(136,102)
Other Accrued Liabilities	(751,267)	(566,319)

Net Cash Provided by (Used in) Operating Activities	2,890,254	(853,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	—	176,350
Restricted Cash	—	427,500
Business Acquisition	(402,969)	—
Purchases of Property and Equipment	(626,630)	(680,459)

Net Cash Used in Investing Activities	(1,029,599)	(76,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Borrowings on Line of Credit	124,514	1,123,045
Proceeds from Long-Term Debt	—	616,397
Principal Payments on Long-Term Debt	(2,013,106)	(1,367,714)
Proceeds from Issuance of Common Stock	12,500	132

Net Cash Provided by (Used in) Financing Activities	(1,876,092)	371,860

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	638	584

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,799)	(557,660)
Cash and Cash Equivalents—Beginning of Year	245,381	803,041

CASH AND CASH EQUIVALENTS—END OF YEAR	$230,582	$245,381

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        We manufacture wire harnesses, cables and electromechanical assemblies, printed circuit boards and higher-level assemblies for a wide range of commercial and defense industries. We provide a full "turn-key" contract manufacturing service to our customers. All products are built to the customer's design specifications. Products are sold to customers both domestically and internationally. We also provide engineering services separate from the manufacture of a product and repair service on circuit boards used in machines in the medical industry.

        Our manufacturing facilities are located in Bemidji, Blue Earth, Merrifield, Milaca and Baxter, Minnesota as well as Augusta, Wisconsin; Monterrey, Mexico; and as of January 1, 2011, Mankato, Minnesota.

        A summary of our significant accounting policies follows:

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

Accounts Receivable and Allowance for Doubtful Accounts

        We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for uncollectible accounts. The allowance for uncollectible accounts was $86,000 and $138,000 at December 31, 2010 and 2009, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers' current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

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

        Inventories are as follows:

	2010	2009
Raw materials	$11,277,741	$11,137,853
Work in process	3,477,236	3,304,725
Finished goods	2,395,843	2,459,521
Reserves	(1,042,047)	(1,095,430)

Total	$16,108,773	$15,806,669

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

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

Buildings	39 Years
Leasehold improvements	3-7 Years
Manufacturing equipment	5-7 Years
Office and other equipment	3-7 Years

        Property and equipment at December 31, 2010 and 2009:

	2010	2009
Land	$260,000	$272,500
Building and Leasehold Improvements	6,316,133	6,543,066
Manufacturing Equipment	11,816,653	11,751,996
Office and Other Equipment	3,523,526	3,827,542
Accumulated Depreciation	(14,758,769)	(14,155,943)

Net Property and Equipment	$7,157,543	$8,239,161

Assets Held for Sale

        Assets held for sale consists of property related to closed facilities that are currently being marketed for disposal. Assets held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell. At December 31, 2010, land of $27,000 and two buildings, net of accumulated depreciation, of $405,000 are classified as held for sale and shown in Other Assets on the balance sheet.

Finite Life Intangible Assets

        Finite life intangible assets are primarily related to acquired customer base and bond issuance costs and are amortized on a straight-line basis over their estimated useful lives. Finite life intangible assets at December 31, 2010 and 2009 are as follows:

	December 31, 2010
	Remaining Lives (Years)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value Amount
Bond Issue Costs	11	$79,373	$23,814	$55,559
Customer Base	2	676,557	529,966	146,591
Other intangibles	0	28,560	28,560	—

Totals		$784,490	$582,340	$202,150

	December 31, 2009
	Remaining Lives (Years)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value Amount
Bond Issue Costs	12	$79,373	$18,522	$60,851
Customer Base	3	676,557	394,655	281,902
Other intangibles	1	28,560	27,764	796

Totals		$784,490	$440,941	$343,549

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Amortization expense related to these assets was as follows:

Year ended December 31, 2010	$141,399
Year ended December 31, 2009	150,121

        Estimated future annual amortization expense related to these assets for the years ending December 31, is as follows:

2011	$141,000
2012	17,000
2013	5,000
2014	5,000
2015	5,000
Thereafter	29,000

$202,000

Impairment Analysis

        We evaluate property and equipment and intangible assets with finite lives for impairment and for propriety of the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to the asset's estimated fair value. In 2010, we recorded an impairment charge of $56,000 on a building held for sale. In connection with the 2009 restructuring plan, we recorded an impairment charge of approximately $502,000 on certain property and equipment that will no longer be used in operations (see Note 11).

Preferred Stock

        Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2010 and 2009.

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

Product Warranties

        We provide limited warranty for the replacement or repair of defective product at no cost to our customers within a specified time period after the sale. We make no other guarantees or warranties, expressed or implied, of any nature whatsoever as to the goods including, without limitation, warranties to merchantability, fit for a particular purpose or non-infringement of patent or the like unless agreed upon in writing. We estimate the costs that may be incurred under our limited warranty and reserve based on actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. Our warranty claims costs are not material given the nature of our products and services which normally result in repair and return in the same accounting period.

Advertising

        Advertising costs are charged to operations as incurred. The total amount charged to expense was $167,000 and $136,000 for the years ended December 31, 2010 and 2009, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

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

        Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. We endeavor to use the best available information in measuring fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2010, our only asset or liability accounted for at fair value is our interest rate swap which is included in Other Long-Term Liabilities. We have determined that the fair value of the swap, based on LIBOR and swap rates, falls within Level 2 in the fair value hierarchy.

Stock-Based Compensation

        We account for stock-based compensation in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 718, Compensation—Stock Compensation. Stock-based compensation expense was $32,000 ($.01 per diluted common share) for 2010 and $128,000 ($.05 per diluted common share) for 2009. See Note 8 for additional information.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income (Loss) Per Common Share

        Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding. For the years ended December 31, 2010 and 2009, no outstanding options were included in the computation of per-share amounts as the effect of all stock-based awards were antidilutive.

Supplemental Cash Flow and Noncash Investing Information

        We received income tax refunds, net of $2,027,951 and $519,397 for the years ended December 31, 2010 and 2009, respectively. We paid interest expense of $450,180 and $548,733 for the years ended December 31, 2010 and 2009, respectively.

        We had noncash transfers of certain property and equipment with a value of $201,000 and $231,000 for the years ended December 31, 2010 and 2009, respectively from Property and Equipment to Other Assets due to their classification as held for sale.

Enterprise-Wide Disclosures

        Our results of operations for the years ended December 31, 2010 and 2009 represent a single reportable segment referred to as Contract Manufacturing within the Electronic Manufacturing Services industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers' requirements. We share resources for sales, marketing, information services, cash and risk management, banking, credit and collections, human resources, payroll, internal control, audit, taxes, SEC reporting and corporate accounting. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources. Export sales represent approximately 6% and 4% of consolidated sales for each of the years ended December 31, 2010 and 2009, respectively.

        Net sales by our major EMS industry markets for the year ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31
(in thousands)	2010	2009
Aerospace and Defense	$16,152	$26,515
Medical	29,329	17,493
Industrial	54,339	35,932

Total Net Sales	$99,820	$79,940

        Noncurrent assets, excluding deferred tax assets, by country are as follows:

	United States	Mexico	Total
2010
Net property and equipment	$6,965,816	$191,727	$7,157,543
Other assets	708,659	7,726	716,385
2009
Net property and equipment	$8,038,406	$200,755	$8,239,161
Other assets	649,341	7,726	657,067

Foreign Currency Translation

        During the fourth quarter of 2010, we reevaluated the reporting currency and determined that the functional currency for our operations in Mexico is the U.S. Dollar. As a result, the Company is no longer recording translation adjustments related to assets and liabilities or income and expense items that are transacted in the local currency as a component of accumulated other comprehensive loss in shareholders' equity. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense).

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

        Two divisions of General Electric, Co. (G.E.) accounted for 10% or more of our net sales during the past two years. G.E.'s Medical Division accounted for 19% and 13% of net sales for the years ended December 31, 2010 and 2009, respectively. G.E.'s Transportation Division accounted for 8% and 12% of net sales for the years ended December 31, 2010 and 2009, respectively. Together, G.E.'s Medical and Transportation Divisions accounted for 27% and 25% of net sales for the years ended December 31, 2010 and 2009, respectively. Accounts receivable from G.E.'s Medical and Transportation Divisions at December 31, 2010 and 2009 represented 14% and 16% of total accounts receivable, respectively.

NOTE 3 ACCRUED HEALTH AND DENTAL CLAIMS

        In 2009 and through September 2010, we were self-insured for our employee health and dental plans. In September 2010, we entered into a co-employment agreement with Administaff Services, who now provides premium based health and dental plans to our employees. At December 31, 2010 we have an accrual of $35,000 for estimated unpaid health and dental claims related to the run-out of our self-insured plans. Estimated unpaid claims for incurred health and dental services at December 31, 2009 were $310,000.

NOTE 4 FINANCING AGREEMENTS

        On May 27, 2010 we entered into a third amended and restated credit and security agreement with Wells Fargo Bank which provides a $12 million line of credit through May 31, 2013 and a real estate note maturing on May 31, 2012. On January 6, 2011, we entered into the first amendment to this agreement which provides a $13.5 million line of credit through May 31, 2013, a new $475,000 equipment term loan tied to equipment purchased in the recent acquisition announced January 3, 2011 and a new term loan of up to $1.0 million for capital expenditures to be made in 2011. Under the new agreement, both the line of credit and real estate term note are subject to variations in the LIBOR rate. Our line of credit bears interest at three-month LIBOR + 4.00% (4.30% at December 31, 2010). The weighted-average interest rate on our line of credit was 4.63% for the year ended December 31, 2010. We had borrowings of $5,615,121 and $5,490,607 outstanding as of December 31, 2010 and 2009, respectively.

        The line of credit and other installment debt with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

        The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2010, we have net unused availability under our line of credit of approximately $5.2 million. Under the terms of our new agreement, our unused availability increased to $6.5 million on January 6, 2011. The line is secured by substantially all of our assets.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

NOTE 4 FINANCING AGREEMENTS (Continued)

        A summary of long-term debt balances at December 31, 2010 and 2009 is as follows:

Description	2010	2009
Term notes payable—Wells Fargo Bank, N.A., one note bears interest at three month LIBOR + 4.50% (approx. 4.8%) and three month LIBOR + 5.00% (approx 5.375%) at December 31, 2010 and 2009, respectively. Two notes bear interest at 4.95%, combined monthly principal payments of approximately $31,000 plus interest, maturities range from June 2011 to May 2012; secured by substantially all assets	$1,848,078	$3,736,184
Industrial revenue bond payable to the City of Blue Earth, Minnesota which bears interest at 4.07% and has a maturity date of June 1, 2021, with principal of $125,000 payable on June 1, 2011 and $80,000 payable annually on June 1 thereafter	725,000	850,000

Total long-term debt	2,573,078	4,586,184
Current maturities of long-term debt	(841,760)	(1,013,920)

Long-term debt—net of current maturities	$1,731,318	$3,572,264

        Future maturity requirements for long-term debt are as follows:

Years Ending December 31,	Amount
2011	$841,760
2012	1,211,318
2013	80,000
2014	80,000
2015	80,000
Future	280,000

$2,573,078

        On June 28, 2006, we entered into an interest rate swap agreement with a notional amount of $1,440,000 to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011. The amortized notional amount outstanding at December 31, 2010 was approximately $873,000. We do not use this interest rate swap for speculative purposes. The fair value of the swap of $18,140 and $45,912 was recorded in Other Long-Term Liabilities at December 31, 2010 and 2009, respectively. The change in the fair value of ($27,772) and ($18,893) for the years ended December 31, 2010 and 2009, respectively have been recorded as a component of interest expense.

NOTE 5 INCOME TAXES

        The income tax expense (benefit) for the years ended December 31, 2010 and 2009 consists of the following:

	2010	2009
Current taxes—Federal	$128,000	$(2,500,000)
Current taxes—State	(41,000)	(73,000)
Current taxes—Foreign	19,000	10,000
Deferred taxes—Federal	253,000	324,000
Deferred taxes—State	16,000	(148,000)

Income tax expense (benefit)	$375,000	$(2,387,000)

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

NOTE 5 INCOME TAXES (Continued)

        The statutory rate reconciliation for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Statutory federal tax provision (benefit)	$298,000	$(2,115,000)
State income taxes (benefit)	34,000	(147,000)
Effect of foreign operations	(5,000)	—
Income tax credits	(95,000)	(109,000)
NOL carryback true up	106,000	—
Other, including benefit of income taxed at lower rates	37,000	(16,000)

Income tax expense (benefit)	$375,000	$(2,387,000)

        Income (loss) from operations before income taxes was derived from the following sources:

	2010	2009
Domestic	$820,000	$(6,251,000)
Foreign	62,000	29,000

Total	$882,000	$(6,222,000)

        Deferred tax assets (liabilities) at December 31, 2010 and 2009, consist of the following:

	2010	2009
Allowance for uncollectable accounts	$31,000	$50,000
Inventories reserve	383,000	400,000
Accrued vacation	308,000	262,000
Health insurance reserve	13,000	113,000
Non-compete amortization	397,000	400,000
Stock-based compensation	59,000	47,000
Other	425,000	607,000

Deferred tax assets	1,616,000	1,879,000

Prepaid expenses	(211,000)	(188,000)
Property and equipment	(592,000)	(590,000)

Deferred tax liabilities	(803,000)	(778,000)

Net deferred tax assets	$813,000	$1,101,000

Net current deferred tax assets	$594,000	$753,000
Net non-current deferred tax assets	219,000	348,000

Net deferred tax assets	$813,000	$1,101,000

        We have determined that it is more likely than not that our deferred tax assets will be realized, principally through anticipated taxable income in future tax years. As a result, we have determined that establishing a valuation allowance on our deferred tax assets is not necessary.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

NOTE 5  INCOME TAXES (Continued)

        The tax effects from an uncertain tax position can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the year ended December 31, 2010:

Balance as of December 31, 2009	$115,000
Tax positions related to current year:
Additions	27,000
Reductions	(28,000)

Balance as of December 31, 2010	$114,000

        The $114,000 of unrecognized tax benefits as of December 31, 2010 includes amounts which, if ultimately recognized, will reduce our annual effective tax rate.

        Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2010 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.

        Due to statute expiration, an approximate $35,000 decrease could occur with respect to our reserve in the next twelve months. This reserve, including associated interest, relates to federal research tax credits and section 199 deductions.

        We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

        With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2007. We are currently under audit by the IRS related primarily to the 2009 NOL carry back claim. We are not aware of any significant items as a result of the IRS audit that should either be incorporated into the FIN 48 analysis or tax projections for the year ended December 31, 2010.

NOTE 6 COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes income or losses resulting from foreign currency translations. The details of comprehensive income (loss) are as follows:

	Year Ended December 31 2010	Year Ended December 31 2009
Net income (loss), as reported	$506,766	$(3,835,041)
Other comprehensive income	10,973	15,689

Comprehensive income (loss)	$517,739	$(3,819,352)

NOTE 7 401(K) RETIREMENT PLAN

        We have a 401(k) profit sharing plan (the "Plan") for our employees. The Plan is a defined contribution plan covering all of our employees except for employees covered by a collective bargaining agreement and non-resident aliens earning non-U.S. source income. Employees are eligible to participate in the Plan after completing three months of service and attaining the age of 18. Employees are allowed to contribute up to 60% of

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

NOTE 7  401(K) RETIREMENT PLAN (Continued)

their wages to the Plan. Historically we have matched 25% of the employees' contribution up to 6% of covered compensation. We suspended this benefit from the second quarter of 2009 thru June 2010. We made contributions of approximately $79,000 and $84,000 during the years ended December 31, 2010 and 2009, respectively.

NOTE 8 INCENTIVE PLANS

Employee Profit Sharing

        During 1993, we adopted an employee profit sharing plan (the "Plan"). The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. We have authorized 50,000 common shares to be available under this Plan. In accordance with the terms of the Plan, employees could acquire newly issued shares of common stock for 90% of the current market value. During 2009, 37 common shares were issued in connection with this plan and zero were issued in 2010. Through December 31, 2010, 22,118 common shares had been issued under this Plan.

Stock Options

        In 1992, we approved the adoption of a fixed stock based compensation plan. In February 2003, we reached the maximum options allowed to be granted under that plan.

        During 2003, our shareholders approved the adoption of the Nortech Systems Incorporated 2003 Stock Option Plan (the "2003 Plan"). On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the "2005 Plan") and eliminated the remaining 172,500 option shares available for grant under the 2003 Plan effective February 23, 2005. The total number of shares of common stock that may be granted under the 2005 Plan is 200,000, of which 23,750 remain available for grant at December 31, 2010. The 2005 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

        During 2007, the Board of Directors approved the adoption of the FOCUS Incentive Plan (the "2007 Plan"). The purpose of the 2007 Plan was to provide incentives to our employees to increase our return on sales "ROS" performance measurement. The FOCUS plan is unique from the preceding Plans in that vesting of options is conditional upon our achievement of established performance measurements as follows:

  •
  If we achieve 1.95% ROS for any of the three years ending 2007, 2008, or 2009, one-third of the options will vest.

  •
  If we achieve 3% ROS for either of the two calendar years 2008 or 2009, an additional one-third of the options will vest.

  •
  If we achieve 4% ROS for the calendar year 2009, the remaining one-third of the options will vest.

        As these performance measures were not met, no options granted through December 31, 2010 from the 2007 Plan will ever vest.

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

        We used the Black-Scholes option-pricing model to calculate the fair value of option-based awards. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables as noted in the following table. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

NOTE 8  INCENTIVE PLANS (Continued)

instrument whose term is consistent with the expected life of our stock options. The expected volatility and holding period are based on our historical experience. For all grants, the amount of compensation expense recognized has been adjusted for an estimated forfeiture rate, which is based on historical data. The variables used for the grants for the year ended December 31, 2009 are below. There were no grants during the year ended December 31, 2010.

2009
Expected volatility	49.0%
Expected dividends	None
Expected term (in years)	7
Risk-free rate	2.6 - 2.7%

Stock Options with Time-Based Vesting

        Total compensation expense related to stock options with time-based vesting for the years ended December 31, 2010 and 2009 was $31,728 and $128,047, respectively. As of December 31, 2010 there was approximately $27,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of 0.85 years.

Stock Options with Performance-Based Vesting

        As mentioned previously, the vesting of options granted under the 2007 Plan was conditional upon the Company meeting established performance measurements. At December 31, 2009, the performance measures were not met and the measurement period expired. Therefore, no options granted to date from the 2007 Plan will ever vest, although the options will remain outstanding until the earlier of the option expiration date or the termination of the employee. No compensation expense has been recorded for the years ended December 31, 2010 and 2009 and no expense is expected to be recorded in the future related to these option grants.

        A summary of option activity under all plans as of December 31, 2010, and changes during the year then ended is presented below.

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2010	736,750	$7.20
Granted	—	—
Exercised	(4,000)	3.13
Forfeited	(69,600)	6.21

Outstanding—December 31, 2010	663,150	$7.32	5.54	$4,627

Exercisable on December 31, 2010	303,250	$7.30	4.31	$—

        The weighted-average grant-date fair value of options granted during 2009 was $1.92. There were no grants during the year ended December 31, 2010. The weighted-average fair value of options vested during the years ended December 31, 2010 and 2009 were $3.69 and $3.70, respectively. The total intrinsic value of options exercised during the year ended December 31, 2010 was $20. There were no options exercised during the year ended December 31, 2009. Cash received from option exercise under all share-based payment arrangements for the year ended December 31, 2010 was $12,500. We recognize the tax benefit from the exercise of options in the statement of cash flows as a cash inflow from financing activities.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

NOTE 8 INCENTIVE PLANS (Continued)

Equity Appreciation Rights Plan

        In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (the "2010 Plan"). The total number of Equity Appreciation Right Units (Units) the Plan can issue shall not exceed an aggregate of 750,000 Units, of which 100,000 Units were issued during the year. The 2010 Plan provides that Units issued shall fully vest three years from the grant date unless terminated earlier. Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date. Unit redemption payments under this plan shall be paid in cash within 90 days after we determine the book value of the Units as of the calendar year immediately preceding the redemption date. The Units issued during the year ended December 31, 2010 have a book value per Unit of $6.84 and have a weighted average life remaining of two years at December 31, 2010. Total compensation expense related to these Units based on the estimated appreciation over their remaining term for the year ended December 31, 2010 was $5,096.

NOTE 9 COMMITMENTS AND CONTINGENCIES

Operating Leases

        We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2017.

        In connection with the restructuring activities during 2009, the Garner, Iowa facility was sub-leased through the remaining term of the lease which expires on June 30, 2011. At December 31, 2010 future minimum lease payments, net of sublease income, was $0.

        Rent expense for the years ended December 31, 2010 and 2009 amounted to approximately $914,000 and $875,000 respectively.

        Approximate future minimum lease payments under non-cancelable leases are as follows:

Years Ending December 31,	Amount
2011	$303,000
2012	461,000
2013	461,000
2014	458,000
2015	398,000
Thereafter	328,000

Total	$2,409,000

Litigation

        We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

Executive Life Insurance Plan

        During 2002, we set up an Executive Bonus Life Insurance Plan (the "Plan") for our key employees ("participants"). Pursuant to the Plan, we will pay a bonus to officer participants of 15% and a bonus to all other participants of 10% of the participants' base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant may be required to reimburse us for any unvested amounts, under certain circumstances. Expenses under the Plan were $338,000 and $44,000 for the years ended December 31, 2010 and 2009, respectively. Due to the economic downturn and cost reduction efforts this benefit was reduced in 2009 and reinstated in its entirety in 2010.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

NOTE 9  COMMITMENTS AND CONTINGENCIES (Continued)

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

        In the event of an involuntarily termination, each Executive would receive their base salary, annual bonus at time of termination, and continued participation in health, disability and life insurance plans for a period of three years for officers and two years for all other participants. Participants would also receive professional outplacement services up to $10,000, if applicable. Each Agreement remains in full force until the Executive terminates employment or we terminate the employment of the Executive.

NOTE 10 NET INCOME (LOSS) PER COMMON SHARE

        The following is a reconciliation of the numerators and the denominators of the diluted net income per common share computations.

	2010	2009
Diluted Net Income (Loss) Per Common Share
Net Income (Loss)	$506,766	$(3,835,041)

Weighted average common shares outstanding	2,742,389	2,738,982
Stock options	—	—

Weighted average common shares for diluted net income (loss) per common share	2,742,389	2,738,982

Diluted net income (loss) per common share*	$0.18	$(1.40)

        For the year ended December 31, 2010 and 2009, the effect of all stock options is antidilutive either due to net loss incurred in 2009 or because to include them would be antidilutive in 2010. Therefore, no outstanding options were included in the computation of per-share amounts.

NOTE 11 RESTRUCTURING AND IMPAIRMENT CHARGES

        To better align our cost structure with changes in customer demand, our Board of Directors approved a restructuring plan in the second quarter of fiscal year 2009. This restructuring resulted in the closing of our Garner, Iowa facility at the end of August 2009 with production moving to Merrifield, Minnesota and closing our Fairmont Aerospace assembly production facilities and moving these activities to Blue Earth, Minnesota. One building in Fairmont was sold and another was held for sale at December 31, 2009 and was reclassified to Other Assets on the balance sheet. As a result of these moves, we recognized approximately $968,000 of restructuring and impairment charges for the year ended December 31, 2009, in Income (Loss) from Operations.

        The restructuring and impairment costs included $502,000 of non-cash property and equipment charges and $466,000 in cash charges related to employee benefits, contract termination costs, and other expenses incurred to relocate production. The property and equipment impairment charges were for certain assets identified that are no longer being used in our operations as a result of the restructuring.

        In 2010, we abandoned a second building in Fairmont and recognized an impairment charge of $56,000 based on a real estate appraisal completed. At December 31, 2010 the two remaining buildings are classified as held for sale and included in Other Assets on the balance sheet.

NOTE 12 BUSINESS ACQUISITION

        On May 4, 2010, we acquired all of the intellectual property and assets, excluding cash and receivables, of Trivirix Corporation, Milaca, MN for cash of $403,000. The fair value of assets acquired included $303,000 in inventory and $100,000 in property and equipment. This operation specializes in design, manufacturing and post-production services of complex electronic and electromechanical medical devices for diagnostic,

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

NOTE 12  BUSINESS ACQUISITION (Continued)

analytical and other life-science applications. This acquisition expands our capabilities and expertise serving medical electronics manufacturers. The acquisition has been accounted for as a business combination and results of operations for Milaca since the date of acquisition are included in the consolidated financial statements.

NOTE 13 SUBSEQUENT EVENT (UNAUDITED)

        On November 15, 2010, the Company entered into an Asset Purchase Agreement with Winland Electronics, Inc. (Winland) to acquire substantially all of Winland's EMS assets and assume certain liabilities relating to their EMS operations located in Mankato, MN. The purchase was completed on January 1, 2011. Winland is a designer and manufacturer of custom electronic control products and systems. This purchase will provide needed manufacturing capacity, particularly for supporting medical and industrial customers with printed circuit board assemblies and higher-level builds.

        We paid $1,042,389 in cash at closing and will make deferred payments of $250,000 on each July 1, 2011 and October 1, 2011. We also agreed to purchase a minimum of $2,200,000 of inventory as consumed over the next 24 months.

        In connection with the acquisition, Nortech also entered into an agreement to manufacture certain products related to the production of Winland's remaining proprietary monitoring devices business unit and Nortech also agreed to a six year agreement to lease office and manufacturing space at 1950 Excel Drive, Mankato, Minnesota, 56001, and sublease 1,000 square feet back to Winland for one year.

        The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values at the time of the acquisition:

Accounts receivable	$1,914,723
Property, plant and equipment	2,451,000
Accounts payable assumed	(1,772,334)
Lease payoff	(259,385)

Net assets acquired	$2,334,004

Cash Paid at Closing	1,042,389
Due to Winland	500,000

Purchase price	1,542,389
Bargain purchase gain	791,615

Net assets acquired	$2,334,004

        We will recognize a $791,615 bargain purchase gain related to the excess fair value over the purchase price for the assets acquired.

        The Mankato operations results are not included in the consolidated financial statements since the date of acquisition was after December 31, 2010; however the table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2010:

Pro Forma For the Year Ended December 31, 2010 (unaudited)
Net Sales	$114,473,000
Net Loss	$(291,000)

Basic Loss per Common Share	$(0.11)

        Combined results for the two companies for the year ended December 31, 2010 were adjusted for the following in order to create the unaudited proforma results in the table above:

  •
  Additional rent expense of approximately $178,000 for the lease of the facility from Winland,

  •
  Additional depreciation expense of approximately $158,000 resulting from the adjustment of property and equipment to their fair values,

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

NOTE 13  SUBSEQUENT EVENT (UNAUDITED) (Continued)

  •
  Elimination of inventory obsolescence charges of approximately $297,000 as we did not acquire Winland's inventory as part of the acquisition,

  •
  Tax benefit of approximately $489,000 using an effective tax rate of 38 percent,

  •
  The impact of these adjustments on outstanding shares of 2,742,389 was to decrease proforma loss per share by $0.29.

        The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented. In addition they do not include any benefits that may result from the acquisition due to synergies that may be derived from the elimination of any duplicative costs.

Report of Independent Registered Public Accounting Firm on Supplementary Information

To the Board of Directors and Shareholders
Nortech Systems Incorporated and Subsidiary

        Our audits of the consolidated financial statements referred to in our report dated March 11, 2011, (included elsewhere in this Annual Report on Form 10-K) also included the consolidated financial statement schedule of Nortech Systems Incorporated and Subsidiary, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Nortech Systems Incorporated and Subsidiary's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

        In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MCGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 11, 2011

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

SCHEDULE II—Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2010:
Allowance for Uncollectible Accounts	$138,000	$58,000	$(110,000)	$86,000
Inventory Reserves	1,095,000	1,243,000	(1,296,000)	1,042,000
Self-insurance Accrual	310,000	3,110,000	(3,385,000)	35,000
Year Ended December 31, 2009:
Allowance for Uncollectible Accounts	$492,000	$226,000	$(580,000)	$138,000
Inventory Reserves	1,340,000	966,000	(1,211,000)	1,095,000
Self-insurance Accrual	446,000	4,663,000	(4,799,000)	310,000

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

        We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.        OTHER INFORMATION

        None.

 PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 2010 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

        Information regarding executive compensation of the Registrant will be included in the Registrant's 2010 proxy statements to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 2010 proxy statements to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, the end of our fiscal year, and said portions of the proxy statements are incorporated herein by reference.

        Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant's 2010 proxy statements to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, the end of our fiscal year, and said portions of the proxy statements are incorporated herein by reference.

        The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2010.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	663,150	$7.32	167,950
Equity compensation plans not approved by security holders	0	0	0

Total	663,150	$7.32	167,950

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item will be included in the Registrant's 2010 proxy statements to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, the end of our fiscal year, and said portions of the proxy statements are incorporated herin by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will be included in the Registrant's 2010 proxy statements to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, the end of our fiscal year, and said portions of the proxy statement are incorporated herin by reference.

PART IV

ITEM 15.        EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)1.		Consolidated Financial Statements—Consolidated Financial Statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 23.
(a)2.		Consolidated Financial Statement Schedule—The following financial statement schedule and the Auditors' report thereon is included in this Annual Report on Form 10-K:
		Page
	Report of Independent Registered Public Accounting Firm on Supplementary Information	38
	Consolidated Financial Statement Schedule for the years ended December 31,2010 and 2009:
	Schedule II Valuation and Qualifying Accounts	39

        All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)3.	The following exhibits are incorporated herein by reference:

10.7	First Amendment to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association
10.8	Winland Asset Purchase Agreement
23.1	Consent of McGladrey & Pullen, LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTECH SYSTEMS INCORPORATED
March 11, 2011	/s/ RICHARD G. WASIELEWSKI Richard G. Wasielewski Chief Financial Officer and Principal Accounting Officer
March 11, 2011	/s/ MICHAEL J. DEGEN Michael J. Degen President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

March 11, 2011	/s/ MICHAEL J. DEGEN Michael J. Degen President, Chief Executive Officer and Director
March 11, 2011	/s/ MYRON KUNIN Myron Kunin Chairman and Director
March 11, 2011	/s/ RICHARD W. PERKINS Richard W. Perkins, Director
March 11, 2011	/s/ C. TRENT RILEY C. Trent Riley, Director
March 11, 2011	/s/ KEN LARSON Ken Larson, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

10.7	First Amendment to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association
10.8	Winland Asset Purchase Agreement
23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.