Form 10-Q
period 2011-03-31
NORTECH SYSTEMS INC
filed 2011-05-13
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of $.01 par value common stock outstanding at May 6, 2011 - 2,742,992

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
ASSETS	2011	2010
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$255,950	$230,582
Accounts Receivable, Less Allowance for Uncollectible Accounts	17,657,468	15,562,277
Inventories	20,474,687	16,108,773
Prepaid Expenses	749,380	596,363
Income Taxes Receivable	312,066	376,001
Deferred Income Taxes	623,000	594,000

Total Current Assets	40,072,551	33,467,996

Property and Equipment, Net	9,342,048	7,157,543
Finite Life Intangible Assets, Net of Accumulated Amortization	166,999	202,150
Deferred Income Taxes	—	219,000
Other Assets	514,235	514,235

Total Assets	$50,095,833	$41,560,924

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
LIABILITIES AND SHAREHOLDERS’ EQUITY	2011	2010
	(Unaudited)
Current Liabilities
Line of Credit	$9,724,917	$5,615,121
Current Maturities of Long-Term Debt	2,121,421	841,760
Accounts Payable	12,699,085	10,727,907
Accrued Payroll and Commissions	2,638,147	2,584,108
Other Accrued Liabilities	739,717	634,655
Total Current Liabilities	27,923,287	20,403,551

Long-Term Liabilities
Long-Term Debt, Net of Current Maturities	2,039,672	1,731,318
Deferred Income Taxes	52,000	—
Other Long-Term Liabilities	157,935	137,236
Total Long-Term Liabilities	2,249,607	1,868,554

Total Liabilities	30,172,894	22,272,105

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized:
250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized:
2,742,992 Shares Issued and Outstanding at both March 31, 2011 and December 31, 2010	27,430	27,430
Additional Paid-In Capital	15,706,280	15,698,348
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	4,002,165	3,375,977

Total Shareholders’ Equity	19,922,939	19,288,819

Total Liabilities and Shareholders’ Equity	$50,095,833	$41,560,924

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2011	2010

Net Sales	$28,998,197	$21,741,441

Cost of Goods Sold	25,802,032	19,101,773

Gross Profit	3,196,165	2,639,668

Operating Expenses:
Selling Expenses	929,384	755,422
General and Administrative Expenses	1,980,119	1,558,464
Total Operating Expenses	2,909,503	2,313,886

Income From Operations	286,662	325,782

Other Income (Expense)
Interest Expense	(119,942)	(125,430)
Bargain Purchase Gain	791,615	—
Miscellaneous Income (Expense), net	(19,147)	(45,068)
Total Other Income (Expense)	652,526	(170,498)

Income Before Income Taxes	939,188	155,284

Income Tax Expense	313,000	60,000

Net Income	$626,188	$95,284

Earnings Per Common Share:

Basic and Diluted	$0.23	$0.03
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings Per Common Share	2,742,992	2,740,548

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2011	2010
Cash Flows From Operating Activities
Net Income	$626,188	$95,284
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	488,337	395,716
Amortization	35,151	35,946
Stock-Based Compensation	7,932	7,932
Interest on Swap Valuation	(7,842)	(4,648)
Bargain Purchase Gain	(791,615)	—
Deferred Income Taxes	242,000	17,000
Foreign Currency (Gain) Loss	—	(2,748)
Changes in Current Operating Items, Net of Effects of Business Acquisition
Accounts Receivable	(180,468)	97,471
Inventories	(4,365,914)	(1,729,602)
Prepaid Expenses and Other Assets	(153,017)	12,177
Income Taxes Receivable	63,935	84,911
Accounts Payable	198,844	1,530,606
Accrued Payroll and Commissions	54,039	431,764
Other Accrued Liabilities	(128,700)	(382,138)
Net Cash Provided by (Used in) Operating Activities	(3,911,130)	589,671

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	600	—
Business Acquisition	(1,042,389)	—
Purchase of Property and Equipment	(219,524)	(147,540)
Net Cash Used in Investing Activities	(1,261,313)	(147,540)

Cash Flows from Financing Activities:
Net Change in Line of Credit	4,109,796	(475,000)
Proceeds from Long-Term Debt	1,380,869	—
Principal Payments on Long-Term Debt	(292,854)	(225,336)
Proceeds from Issuance of Common Stock	—	12,500
Net Cash Provided by (Used in) Financing Activities	5,197,811	(687,836)

Effect of Exchange Rate Changes on Cash	—	324
Net Increase (Decrease) in Cash and Cash Equivalents	25,368	(245,381)
Cash and Cash Equivalents - Beginning	230,582	245,381
Cash and Cash Equivalents - Ending	$255,950	$—

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$120,997	$131,395
Cash Paid During the Period for Income Taxes	—	1,615

Supplemental Noncash Investing and Financing Activities Due to Seller for Business Acquisition	$500,000	$—

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

Stock Options

Following is the status of all stock options as of March 31, 2011, including changes during the three-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2011	663,150	$7.32
Forfeited	(39,550)	$7.28
Outstanding - March 31, 2011	623,600	$7.33	5.27	$2,895
Exercisable - March 31, 2011	292,000	$7.28	4.07	$—

There were no options exercised during the three months ended March 31, 2011.  The total intrinsic value of options exercised during the three months ended March 31, 2010 was $20.  Cash received from option exercises during the three months ended March 31, 2010 was $12,500.

Total compensation expense related to stock options with time-based vesting for both the three months ended March 31, 2011 and 2010 was $7,932.  As of March 31, 2011, there was approximately $19,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of 0.61 years.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (the “2010 Plan”).  The total number of Equity Appreciation Right Units (Units) the Plan can issue shall not exceed an aggregate of 750,000 Units, of which 100,000 Units were issued during the year ended December 31, 2010.  There were no additional Units granted during the three months ended March 31, 2011.

The 2010 Plan provides that Units issued shall fully vest three years from the grant date unless terminated earlier.  Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date.  Unit redemption payments under this plan shall be paid in cash within 90 days after we determine the book value of the Units as of the calendar year immediately preceding the redemption date.  The Units issued during the year ended December 31, 2010 have a book value per Unit of $6.84 and have a weighted average life remaining of 1.75 years at March 31, 2011.  Total compensation expense related to these Units based on the estimated appreciation over their remaining term was $26,541 for the three months ended March 31, 2011.

Segment Reporting Information

For the three months ended March 31, 2011 and 2010 all of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services industry.  We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ requirements.  We share resources for sales, marketing, cash and risk management, banking, credit and collections, human resources, payroll, internal control, audit, taxes, SEC reporting and corporate accounting.  Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  Export sales represented 6% and 5% of consolidated net sales for the three months ended March 31, 2011 and 2010, respectively.

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

Inventories are as follows:

	March 31	December 31
	2011	2010

Raw Materials	$14,161,002	$11,277,741
Work in Process	4,393,351	3,477,236
Finish Goods	2,993,867	2,395,843
Reserve	(1,073,533)	(1,042,047)

Total	$20,474,687	$16,108,773

Finite Life Intangible Assets

Finite life intangible assets at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	10	$79,373	$25,136	$54,237
Customer Base	1	676,557	563,795	112,762
Totals		$755,930	$588,931	$166,999

	December 31, 2010
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	11	$79,373	$23,814	$55,559
Customer Base	2	676,557	529,966	146,591
Totals		$755,930	$553,780	$202,150

Estimated future amortization expense related to these assets is as follows:

Remainder of 2011	$105,000
2012	17,000
2013	5,000
2014	5,000
2015	5,000
Thereafter	30,000
Total	$167,000

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  With regard to cash and cash equivalents, we maintain our excess cash balances in checking accounts at one high-credit quality financial institution.  These accounts may at times exceed federally insured limits.  We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

One customer accounted for 10% or more of our net sales for the three months ended March 31, 2011 and 2010.  G.E.’s Medical Division accounted for 15% and 20% of net sales for the three months ended March 31, 2011 and 2010, respectively.  GE’s Transportation Division accounted for 4% and 9% of net sales for the three months ended March 31, 2011 and 2010, respectively.  GE’s Medical and Transportation Divisions combined accounted for 19% and 29% of net sales for the three month periods ended March 31, 2011 and 2010, respectively.  Accounts receivable from G.E.’s Medical and Transportation Divisions represented 12% and 14% of total accounts receivable at March 31, 2011 and December 31, 2010, respectively.

NOTE 3. FINANCING ARRANGEMENTS

On January 6, 2011, we entered into the first amendment to the third amended and restated credit agreement with Wells Fargo Bank (WFB), which provides for a line of credit arrangement of $13.5 million, which expires if not renewed, on May 31, 2013.  The credit arrangement also has a real estate term note with a maturity date of May 31, 2012, a new $475,000 equipment term loan tied to equipment purchased in the Mankato acquisition (Note 8), and a new term loan of up to $1.0 million for capital expenditures to be made in 2011.  Both the line of credit and real estate term note are subject to variations in LIBOR rates.  The weighted-average interest rate on our line of credit was 4.09% for the three months ended March 31, 2011.  The line of credit and real estate term note with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  On March 31, 2011, we had an outstanding balance of $9.7 million under the line of credit, unused availability of $2.6 million supported by our borrowing base and were in compliance with all covenants.

NOTE 4.  DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage some of the risk, we have entered into an interest rate swap agreement with a notional amount of $1.4 million with a goal to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, maturing on June 28, 2011.  The amortized notional amount outstanding at March 31, 2011 was approximately $842,000.  We do not use this interest rate swap for speculative purposes.  The fair value of the swap of approximately $10,000 and $18,000 was recorded in other long-term liabilities at March 31, 2011 and December 31, 2010 respectively.  The change in fair value of $8,000 and $(5,000) for the three-month periods ended March 31, 2011 and 2010, respectively, was recorded as a component of interest expense.

NOTE 5. NET INCOME PER COMMON SHARE

For the three months ended March 31, 2011 and 2010, the effect of all stock options is antidilutive.  Therefore, no outstanding options were included in the computation of per-share amounts.

NOTE 6.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  The effective tax rates for the quarters ended March 31, 2011 and 2010 were approximately 33% and 39%, respectively.  The decrease in rate from 2010 principally relates to the federal R&D credit that was not included in the prior year provision as it was not extended until the fourth quarter of 2010.

At March 31, 2011 we had $116,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.  The $2,000 increase from December 31, 2010 was related to the accrual of estimated interest and penalties on uncertain positions.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive loss. Other comprehensive loss includes gains and losses resulting from foreign currency translations. The details of comprehensive income are as follows:

	Three Months Ended
	March 31
	2011	2010
Net Income	$626,188	$95,284

Other Comprehensive Loss:
Currency Translation Adjustment	—	(208)

Comprehensive Income	$626,188	$95,076

NOTE 8. ACQUISITIONS

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

On January 1, 2011, we completed the purchase of Winland Electronics, Inc. assets and certain liabilities relating to their EMS operations located in Mankato, MN.  Winland is a designer and manufacturer of custom electronic control products and systems.  This purchase provides needed manufacturing capacity, particularly for supporting medical and industrial customers with printed circuit board assemblies and higher-level builds.  The acquisition has been accounted for as a business combination and results of operations since the date of acquisition are included in the consolidated financial statements.

We paid $1,042,389 in cash at closing and will make deferred payments of $250,000 on each July 1, 2011 and October 1, 2011.  We also agreed to purchase a minimum of $2,200,000 of inventory as consumed over a period of 24 months.  We have consumed $2,100,000 of this inventory as of March 31, 2011.

In connection with the acquisition, we also entered into an agreement to manufacture certain products related to the production of Winland’s remaining proprietary monitoring devices business unit and also agreed to a six year agreement to lease office and manufacturing space at 1950 Excel Drive, Mankato, Minnesota, 56001, and sublease 1,000 square feet back to Winland for one year.

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

We recognized a $791,615 bargain purchase gain related to the excess fair value over the purchase price for the assets acquired.

The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2010:

Pro Forma
Three Months Ended
March 31, 2010
(unaudited)
Net Sales	$25,438,000

Income from Continuing Operations	$25,000

Net Income	$15,000

Basic Income per Common Share	$0.01

Combined results for the two companies for the year ended December 31, 2010 were adjusted for the following in order to create the unaudited proforma results in the table above:

•                  Additional rent expense of approximately $44,000 for the lease of the facility from Winland,

•                  Additional depreciation expense of approximately $40,000 resulting from the adjustment of property and equipment to their fair values,

•                  Tax benefit of approximately $51,000 using an effective tax rate of 39 percent,

•                  The impact of these adjustments on outstanding shares of 2,740,548 was to decrease proforma income per share by $0.02.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Wayzata, Minnesota based full-service Electronics Manufacturing Services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  We provide value added services and technical support including design, testing, prototyping and supply chain management to customers mainly in the Aerospace and Defense, Medical, and Industrial Equipment markets. We maintain manufacturing facilities in Baxter, Bemidji, Blue Earth, Fairmont, Mankato, Merrifield, and Milaca, Minnesota; Augusta, Wisconsin; and Monterrey, Mexico.

Summary of Results:

For the quarter ended March 31, 2011, we reported net sales of $29.0 million compared to $21.7 million reported in the same quarter of 2010, a 33% improvement, with the recent acquisitions accounting for $5.5 million of the increase.  Our 90-day backlog increased to $20.0 million as of March 31, 2011 compared to $19.0 million for the same period last year and $18.5 million at the start of the quarter.

Our gross margin in the first quarter of 2011 was 11.0% compared to 12.1% in the first quarter of 2010.  The margin percentage decrease is mainly attributed to the reinstatement of wages, incentives and benefits that had been suspended in the first six months of 2010, and absorbing the cost of integrating our acquisitions.

Income from operations totaled $0.3 million for the first quarter of 2011 and 2010.

Net income for the first quarter of 2011 totaled $0.6 million or $0.23 per diluted common share, $0.1 million or $0.04 per diluted common share excluding the bargain purchase gain of $0.5 million, net of tax, compared to net income of $0.1 million, or $0.03 per diluted common share for the first quarter of 2010.

Cash used in operating activities for the three months ended March 31, 2011 was $3.9 million compared to cash provided by operating activities of $0.6 million for the same period in 2010.  The revenue growth and related working capital increases in both accounts receivable and inventories account for the majority of the usage.

(1.)         Results of Operations:

The following table presents statements of income data as percentages of total net sales for the periods indicated:

	Three Months Ended
	March 31
	2011	2010
Net Sales	100.0%	100.0%
Cost of Goods Sold	89.0	87.9
Gross Profit	11.0	12.1

Selling Expenses	3.2	3.5
General and Administrative Expenses	6.8	7.1
Income from Operations	1.0	1.5

Bargain Purchase Gain	2.7	0.0
Other Income (Expenses), Net	(0.5)	(0.8)
Income Before Income Taxes	3.2	0.7

Income Tax Expense	1.0	0.3
Net Income	2.2%	0.4%

Net Sales:

We reported net sales of $29.0 million and $21.7 million for the three months ended March 31, 2011 and 2010, respectively.  The 2011 net sales were impacted by our two new acquisitions; the Milaca medical device operation acquired in May 2010 accounted for $1.5 million and the Mankato operation acquired in January 2011 accounted for $4.0 million of net sales for the three months ended March 31, 2011.

Net sales by industry markets for the three month period ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31
	2011	2010	%
(in thousands)	$	$	Change
Aerospace and Defense	4,410	4,628	(5)
Medical	8,009	5,730	40
Industrial	16,579	11,383	46
Total Sales	28,998	21,741	33

Net sales to our Aerospace and Defense customers for the three months ended March 31, 2011 was slightly lower than the three months ended March 31, 2010.  The increase in net sales of $2.3 million to our Medical customers was due to the Milaca and Mankato acquisitions which added $1.5 million and $0.8 million respectively.  The Mankato acquisition also impacted the Industrial customers by $3.2 million, while an additional $2.0 million increase in net sales was generated by our core industrial accounts.

Backlog:

Our 90-day order backlog as of March 31, 2011 was approximately $20.0 million, compared to approximately $18.5 million at the beginning of the quarter and $19.0 million at March 31, 2010.  Backlog by industry market is shown below.

	Backlog as of the Quarter Ended
	March 31	December 31%
(in thousands)	2011	2010	Change

Aerospace and Defense	$2,796	$4,453	(37)
Medical	5,325	4,216	26
Industrial	11,895	9,813	21
Total Backlog	$20,016	$18,482	8

The lower 90 day Aerospace and Defense backlog is attributed to Defense budget funding delays and contractor project delays in the first quarter.  The 90 day Medical backlog increased $1.1 million due primarily to our Milaca acquisition in May 2010.  The 90 day Industrial backlog increased $2.1 million, with the Mankato acquisition accounting for substantially all of the increase.

Gross Profit:

Gross profit percentage for the three months ended March 31, 2011 and 2010 was 11.0% and 12.1% of net sales, respectively.  Our gross profit percentage decreased due to the reinstatement of wages, incentives and benefits that had been suspended in the first six months of 2010, and absorbing the cost of integrating our acquisitions.

Selling Expense:

We had selling expenses of $0.9 million or 3.2% of net sales and 0.8 million or 3.5% of net sales for the three months ended March 31, 2011 and 2010, respectively.  Selling expense as a percent of sales remains lower than historical levels.  We anticipate increased investment in selling and business development activities to support the increased revenue levels and growth through acquisitions.

General and Administrative Expense:

Our general and administrative expenses were $2.0 million or 6.8% of net sales and $1.6 million or 7.2% of net sales for the three months ended March 31, 2011 and 2010, respectively.  The increase in general and administrative dollars spent in 2011 is attributed to the re-instatement of wages and benefits to employees as we continue to recover from the 2009 economic downturn.  It remains a management objective to continue to leverage our existing general and administrative resources as the company grows.

Other Income (Expense):

Other income for the three months ended March 31, 2011 was $0.7 million while other expense for the three months ended March 31, 2010 was $0.2 million.  In the three months ended March 31, 2011 we recognized a bargain purchase gain of $0.8 million from the Mankato acquisition and experienced favorable interest expense and exchange rate fluctuations.

Income Taxes:

Income tax expense for the three months ended March 31, 2011 was $313,000 compared to income tax expense of $60,000 for the three months ended March 31, 2010 or approximately 33% and 39%,

respectively.  The annual effective tax rate for 2011 is expected to be approximately 33% compared to 36% for 2010.  The decrease in rate from 2010 principally relates to the federal R&D credit that was not included in the prior year provision as it was not extended until the fourth quarter of 2010.

Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through WFB.  Both the line of credit and real estate term note are subject to fluctuations in the LIBOR rates.  The line of credit and real estate term note with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  The availability under our line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line of credit is secured by substantially all of our assets.  On March 31, 2011, we had an outstanding balance of $9.7 million under the line of credit and unused availability of $2.6 million supported by our borrowing base.  We believe our financing arrangements and cash flows provided by operations will be sufficient to satisfy our future working capital needs.

Our working capital of $12.1 million as of March 31, 2011 decreased from $13.1 million at December 31, 2010 mainly due to increased line of credit and current maturities of long term debt of $5.4 million, partially offset by increased inventories of $4.4 million.

Net cash used in operating activities for the three months ended March 31, 2011 was $3.9 million.  The cash flow used in operations for the three months ended March 31, 2011 is the result of net income of $0.6 million, adjusted for increased inventories of $4.4 million and increased accounts receivable of $0.2 million.  $2.8 million of the inventory increase was related to the Mankato acquisition (see Note 8).

Net cash used in investing activities of $1.3 million for the three months ended March 31, 2011 is comprised of $0.2 million in property and equipment purchases to support the business and $1.0 million for the Mankato operation acquisition (see Note 8).

Net cash provided by financing activities for the three months ended March 31, 2011 was $5.2 million, mainly due to the increase in borrowing on the line of credit and notes payable of $5.5 million, partially offset by debt payments of $0.3 million.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes in these critical accounting policies since December 31, 2010.  Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results could differ from these estimates.

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

Please refer to forward-looking statements and risks as previously disclosed in our report on Form 10-K for the fiscal year ended December 31, 2010.

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

Nortech Systems Incorporated and Subsidiary

Date: May 13, 2011	by	/s/ Michael J. Degen

Michael J. Degen
President and Chief
Executive Officer

Date: May 13, 2011	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer