Form 10-Q
period 2011-06-30
NORTECH SYSTEMS INC
filed 2011-08-12
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of $.01 par value common stock outstanding at August 3, 2011- 2,742,992

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
ASSETS	2011	2010
	(Unaudited)
Current Assets
Cash	$1,417,331	$230,582
Accounts Receivable, Less Allowance for Uncollectible Accounts	17,486,825	15,562,277
Inventories	21,525,122	16,108,773
Prepaid Expenses	732,103	596,363
Income Taxes Receivable	242,061	376,001
Deferred Income Taxes	621,000	594,000

Total Current Assets	42,024,442	33,467,996

Property and Equipment, Net	8,992,021	7,157,543
Finite Life Intangible Assets, Net of Accumulated Amortization	131,848	202,150
Deferred Income Taxes	1,000	219,000
Other Assets	514,235	514,235

Total Assets	$51,663,546	$41,560,924

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
LIABILITIES AND SHAREHOLDERS’ EQUITY	2011	2010
	(Unaudited)
Current Liabilities
Line of Credit	$12,297,705	$5,615,121
Current Maturities of Long-Term Debt	2,694,562	841,760
Accounts Payable	11,508,392	10,727,907
Accrued Payroll and Commissions	3,382,160	2,584,108
Other Accrued Liabilities	649,727	634,655
Total Current Liabilities	30,532,546	20,403,551

Long-Term Liabilities
Long-Term Debt, Net of Current Maturities	908,469	1,731,318
Other Long-Term Liabilities	145,568	137,236
Total Long-Term Liabilities	1,054,037	1,868,554

Total Liabilities	31,586,583	22,272,105

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,742,992 Shares Issued and Outstanding at both June 30, 2011 and December 31, 2010	27,430	27,430
Additional Paid-In Capital	15,714,210	15,698,348
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	4,148,259	3,375,977

Total Shareholders’ Equity	20,076,963	19,288,819

Total Liabilities and Shareholders’ Equity	$51,663,546	$41,560,924

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	JUNE 30
	2011	2010

Net Sales	$27,796,576	$24,694,506

Cost of Goods Sold	24,561,236	21,583,889

Gross Profit	3,235,340	3,110,617

Operating Expenses:
Selling Expenses	871,409	765,502
General and Administrative Expenses	2,024,797	1,860,145
Total Operating Expenses	2,896,206	2,625,647

Income From Operations	339,134	484,970

Other Income (Expense)
Interest Expense	(142,093)	(100,511)
Miscellaneous Income (Expense), net	(26,947)	7,653
Total Other Expense	(169,040)	(92,858)

Income Before Income Taxes	170,094	392,112

Income Tax Expense	24,000	245,000

Net Income	$146,094	$147,112

Earnings Per Common Share:

Basic and Diluted	$0.05	$0.05
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings Per Common Share	2,742,992	2,741,777

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2011	2010

Net Sales	$56,794,773	$46,435,947

Cost of Goods Sold	50,363,268	40,685,662

Gross Profit	6,431,505	5,750,285

Operating Expenses:
Selling Expenses	1,800,793	1,520,924
General and Administrative Expenses	4,004,916	3,418,609
Total Operating Expenses	5,805,709	4,939,533

Income From Operations	625,796	810,752

Other Income (Expense)
Interest Expense	(262,085)	(225,941)
Bargain Purchase Gain	791,615	—
Miscellaneous Income (Expense), net	(46,044)	(37,415)
Total Other Income (Expense)	483,486	(263,356)

Income Before Income Taxes	1,109,282	547,396

Income Tax Expense	337,000	305,000

Net Income	$772,282	$242,396

Earnings Per Common Share:

Basic and Diluted	$0.28	$0.09
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings Per Common Share	2,742,992	2,741,777

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2011	2010
Cash Flows From Operating Activities
Net Income	$772,282	$242,396
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	971,993	797,061
Amortization	70,302	71,097
Stock-Based Compensation	15,862	15,864
Interest on Swap Valuation	(18,140)	(12,404)
Bargain Purchase Gain	(791,615)	—
Deferred Income Taxes	191,000	24,000
Loss on Disposal of Property and Equipment	2,744	876
Foreign Currency Gain	—	(3,458)
Changes in Current Operating Items, Net of Effects of Business Acquisitions
Accounts Receivable	(47,592)	(2,330,092)
Inventories	(5,416,349)	(1,861,077)
Prepaid Expenses and Other Assets	(135,740)	93,034
Income Taxes Receivable	133,940	177,501
Accounts Payable	(991,849)	1,925,180
Accrued Payroll and Commissions	798,052	1,579,335
Other Accrued Liabilities	(222,346)	(342,140)
Net Cash Provided by (Used in) Operating Activities	(4,667,456)	377,173

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	1,400	—
Business Acquisitions	(1,042,389)	(402,969)
Purchase of Property and Equipment	(355,110)	(233,651)
Net Cash Used in Investing Activities	(1,396,099)	(636,620)

Cash Flows from Financing Activities:
Net Borrowings from Line of Credit	6,682,584	1,302,003
Proceeds from Long-Term Debt	1,380,904	—
Principal Payments on Long-Term Debt	(813,184)	(578,158)
Proceeds from Issuance of Common Stock	—	12,500
Net Cash Provided by Financing Activities	7,250,304	736,345

Effect of Exchange Rate Changes on Cash	—	35
Net Increase in Cash	1,186,749	476,933
Cash - Beginning	230,582	245,381
Cash - Ending	$1,417,331	$722,314

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$266,413	$237,425
Cash Paid During the Period for Income Taxes	—	151,615

Supplemental Noncash Investing and Financing Activities Due to Seller for Business Acquisition	$462,233	$—

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

Stock Options

Following is the status of all stock options as of June 30, 2011, including changes during the six-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2011	663,150	$7.32
Forfeited	(39,550)	$7.28
Outstanding - June 30, 2011	623,600	$7.33	5.02	$1,770
Exercisable - June 30, 2011	292,000	$7.28	3.82	$—

There were no options exercised during the three and six months ended June 30, 2011.  The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $0 and $20, respectively.  Cash received from option exercises during the three and six months ended June 30, 2010 was $0 and $12,500, respectively.

Total compensation expense related to stock options with time-based vesting for the three months ended June 30, 2011 and 2010 was $7,930 and $7,932, respectively.  Total compensation expense related to stock options with time-based vesting for the six months ended June 30, 2011 and 2010 was $15,862 and $15,864, respectively.  As of June 30, 2011, there was approximately $11,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize over a weighted-average period of 0.36 years.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (the “2010 Plan”).  The total number of Equity Appreciation Right Units (Units) the Plan can issue shall not exceed an aggregate of 750,000 Units, of which 100,000 Units were issued during the year ended December 31, 2010.  There were no additional Units granted during the six months ended June 30, 2011.

The 2010 Plan provides that Units issued shall fully vest three years from the grant date unless terminated earlier.  Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date.  Unit redemption payments under this plan shall be paid in cash within 90 days after we determine the book value of the Units as of the calendar year immediately preceding the redemption date.  The Units issued during the year ended December 31, 2010 have a book value per Unit of $6.84 and have a weighted average life remaining of 1.50 years at June 30, 2011.  Total compensation expense related to these Units based on the estimated appreciation over their remaining term was $5,931 and $32,472 for the three and six months ended June 30, 2011, respectively.

Earnings per Common Share

For the three and six months ended June 30, 2011 and 2010, the effect of all outstanding stock options was antidilutive.  Therefore, no outstanding options were included in the computation of per-share amounts.

Segment Reporting Information

For the three and six months ended June 30, 2011 and 2010 all of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services industry.  We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ requirements.  We share resources for sales, marketing, cash and risk management, banking, credit and collections, human resources, payroll, internal control, audit, taxes, SEC reporting and corporate accounting.  Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  Export sales represented 6% of consolidated net sales for the three and six months ended June 30, 2011.  Export sales represented 5% of consolidated net sales for the three and six months ended June 30, 2010.

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

Inventories are as follows:

	June 30	December 31
	2011	2010

Raw Materials	$14,982,687	$11,277,741
Work in Process	3,820,474	3,477,236
Finish Goods	3,769,085	2,395,843
Reserve	(1,047,124)	(1,042,047)

Total	$21,525,122	$16,108,773

Finite Life Intangible Assets

Finite life intangible assets at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	10	$79,373	$26,460	$52,913
Customer Base	1	676,557	597,622	78,935
Totals		$755,930	$624,082	$131,848

	December 31, 2010
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	11	$79,373	$23,814	$55,559
Customer Base	2	676,557	529,966	146,591
Totals		$755,930	$553,780	$202,150

Amortization expense for each of the three months ended June 30, 2011 and 2010 was $35,151.  Amortization expense for the six months ended June 30, 2011 and 2010 was $70,302 and $71,097, respectively.  Estimated future amortization expense related to these assets is as follows:

Remainder of 2011	$70,000
2012	17,000
2013	5,000
2014	5,000
2015	5,000
Thereafter	30,000
Total	$132,000

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

One customer accounted for 10% or more of our net sales for the three and six months ended June 30, 2011 and 2010.  G.E.’s Medical Division accounted for 15% of net sales for the three and six months ended June 30, 2011.  G.E.’s Medical Division accounted for 19% of net sales for the three and six months ended June 30, 2010.  GE’s Transportation Division accounted for 9% and 7% of net sales for the three and six months ended June 30, 2011, respectively.  GE’s Transportation Division accounted for 10% of net sales for the three and six months ended June 30, 2010.  GE’s Medical and Transportation Divisions combined accounted for 24% and 22% of net sales for the three and six month periods ended June 30, 2011, respectively.  GE’s Medical and Transportation Divisions combined accounted for 29% of net sales for the three and six month periods ended June 30, 2010.  Accounts receivable from G.E.’s Medical and Transportation Divisions represented 15% and 14% of total accounts receivable at June 30, 2011 and December 31, 2010, respectively.

NOTE 3. FINANCING ARRANGEMENTS

On May 27, 2011 we entered into the second amendment to the third amended and restated credit agreement with Wells Fargo Bank (WFB).  This amendment reduced the interest rate on the line of credit and real estate term note to 3.0% plus three month Libor and 3.5% plus three month Libor, respectively.  The credit agreement with WFB provides for a line of credit arrangement of $13.5 million, which expires if not renewed, on May 31, 2013.  The credit arrangement also has a real estate term note with a maturity date of May 31, 2012, a new $475,000 equipment term loan tied to equipment purchased in the Mankato acquisition (Note 6), and a new term loan of up to $1.0 million for capital expenditures to be made in 2011.

As noted above, both the line of credit and real estate term note are subject to variations in LIBOR rates.  The weighted-average interest rate on our line of credit was 3.8% and 3.9% for the three and six months ended June 30, 2011, respectively, while the weighted-average rate on our real estate term loan was 4.6% and 4.7% for the same periods, respectively.  The line of credit, real estate term note, and equipment term loans with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  On June 30, 2011, we had an outstanding balance of $12.3 million under the line of credit, with unused availability of $0.9 million supported by our borrowing base and we were in compliance with all covenants.

NOTE 4.  DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage some of the risk, we entered into an interest rate swap agreement with a notional amount of $1.4 million to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years.  This swap agreement matured on June 28, 2011.  We did not use this interest rate swap for speculative purposes.  The fair value of the swap of approximately $18,000 was recorded in other long-term liabilities at December 31, 2010.  The change in fair value of $18,000 and $12,000 for the six month periods ended June 30, 2011 and 2010, respectively, was recorded as a component of interest expense.

NOTE 5.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  Our effective tax rate for the three and six months ended June 30, 2011 was 14.1% and 30.4%, respectively, compared with 62.5% and 55.7% for the three and six months ended June 30, 2010, respectively.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Statutory federal tax provision	$58,000	$137,000	$377,000	$190,000
State income taxes	6,000	11,000	33,000	16,000
Income tax credits	(16,000)	(2,000)	(32,000)	(4,000)
NOL carryback true up	—	101,000	—	111,000
Tax authority closing agreement	(96,000)	—	(96,000)	—
Reserve for uncertain tax positions	90,000	—	90,000	—
Other	(18,000)	(2,000)	(35,000)	(8,000)
Income tax expense	$24,000	$245,000	$337,000	$305,000

At June 30, 2011 we had $108,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.  The $6,000 decrease from December 31, 2010 was related to the release of reserves for uncertain tax positions of $96,000 recorded for the years ended December 31, 2004 through 2009, offset in part by an increase in uncertain tax positions of $90,000 related to R&E credits.

NOTE 6. ACQUISITIONS

On May 4, 2010, we acquired all of the intellectual property and assets, excluding cash and receivables, of Trivirix Corporation, Milaca, MN from Silicon Valley Bank for cash of $403,000.  The fair value of assets acquired included $303,000 in inventory and $100,000 in property and equipment.  This operation specializes in design, manufacturing and post-production services of complex electronic and electromechanical medical devices for diagnostic, analytical and other life-science applications.  This acquisition expanded our capabilities and expertise serving medical electronics manufacturers.  The acquisition was accounted for as a business combination and results of operations for Milaca since the date of acquisition are included in the consolidated financial statements.

On January 1, 2011, we completed the purchase of Winland Electronics, Inc. assets and certain liabilities relating to their EMS operations located in Mankato, MN.  Winland is a designer and manufacturer of custom electronic control products and systems.  This purchase provided needed manufacturing capacity, particularly for supporting medical and industrial customers with printed circuit board assemblies and higher-level builds.  The acquisition was accounted for as a business combination and results of operations since the date of acquisition are included in the consolidated financial statements.

We paid $1,042,389 in cash at closing, $212,233 on July 1, 2011 and will make the final deferred payment of $250,000 on October 1, 2011.  As provided for in the purchase agreement, our July 1, 2011 required payment of $250,000 was reduced by $37,767 for acquired accounts receivable which were deemed uncollectible in the second quarter and assigned back to Winland.  As part of the acquisition we also agreed to purchase from Winland a minimum of $2,200,000 of inventory to be consumed over a period of 24 months.  We have exceeded this minimum requirement as of June 30, 2011.

We also agreed to manufacture certain products for Winland’s remaining proprietary monitoring devices business unit.  For the six months ended June 30, 2011, sales to Winland were approximately $1,400,000.  We also signed a six year agreement to lease office and manufacturing space at 1950 Excel Drive, Mankato, Minnesota, 56001, and sublease 1,000 square feet back to Winland for one year.  Net rent expense under this operating lease for the three and six months ended June 30, 2011 was approximately $63,000 and $126,000, respectively, and is included in cost of good sold.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values at the time of the acquisition:

Accounts receivable	$1,914,723
Property, plant and equipment	2,451,000
Accounts payable assumed	(1,772,334)
Lease payoff	(259,385)
Net assets acquired	$2,334,004

Cash Paid at Closing	1,042,389
Due to Winland	500,000
Purchase price	1,542,389
Bargain purchase gain	791,615
Net assets acquired	$2,334,004

We recognized a $791,615 bargain purchase gain related to the excess fair value over the purchase price for the assets acquired in the first quarter.

The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2010:

	Pro Forma	Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(unaudited)	(unaudited)
Net Sales	$29,075,000	$54,530,000

Income from Continuing Operations	$174,000	$202,000

Net Income	$12,000	$28,000

Basic Income per Common Share	$—	$0.01

Combined results for the two companies for the three and six months ended June 30, 2010 were adjusted for the following in order to create the unaudited proforma results in the table above:

•      Additional rent expense of approximately $63,000 per quarter for the lease of the facility from Winland, offset by building depreciation of $19,000 per quarter,

•      Additional depreciation expense of approximately $40,000 per quarter resulting from the adjustment of property and equipment to their fair values,

•      Tax benefit of approximately $83,000 and $131,000 using an effective tax rate of 38% for the three and six months ended June 30, 2011.

•      The impact of these adjustments on outstanding shares of 2,741,777 was to decrease proforma income per share by $0.05 and $0.08 for the three and six months ended June 30, 2010.

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

Summary of Results:

For the quarter ended June 30, 2011, we reported net sales of $27.8 million compared to $24.7 million reported in the same quarter of 2010, a 13% improvement.  For the six months ended

June 30, 2011, we reported net sales of $56.8 million compared to $46.4 million reported for the first six months of 2010, an increase of 22%.  This growth was a direct result of our recent acquisitions.  Our 90-day backlog increased 14% from the start of the quarter to $22.8 million as of June 30, 2011.  This compares to $21.3 million for the same period last year.

Our gross profit in the second quarter of 2011 was 11.6% compared to 12.6% in the second quarter of 2010.  Gross profit in the first six months of 2011 was 11.3% compared to 12.4% in the first six months of 2010.  The profit percentage decrease is mainly attributed to the reinstatement of wages, incentives and benefits that had been suspended in the first six months of 2010, and absorbing the cost of integrating our acquisitions offset by a positive product mix and our lean initiatives.

Income from operations totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2011, respectively.  Income from operations totaled $0.5 million and $0.8 million for the three and six months ended June 30, 2010, respectively.  The decreases in 2011 were a result of lower gross profit.

Net income for the second quarter of 2011 totaled $0.1 million or $0.05 per diluted common share.  Net income for the six months ended June 30, 2011 totaled $0.8 million or $0.28 per diluted common share; $0.3 million or $0.08 per diluted common share excluding the bargain purchase gain of $0.5 million, net of tax.  Net income totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2010.

Cash used in operating activities for the six months ended June 30, 2011 was $4.7 million compared to cash provided by operating activities of $0.4 million for the same period in 2010.  Cash used in the second quarter of 2011 decreased to $0.8 million from cash used of $3.9 million in the first quarter of 2011.  The revenue growth and related working capital requirements, primarily increases in inventories, accounted for the majority of the usage.

(1.)   Results of Operations:

The following table presents statements of income data as percentages of total net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	88.4	87.4	88.7	87.6
Gross Profit	11.6	12.6	11.3	12.4

Selling Expenses	3.1	3.1	3.2	3.3
General and Administrative Expenses	7.3	7.5	7.0	7.3
Income from Operations	1.2	2.0	1.1	1.8

Bargain Purchase Gain	0.0	0.0	1.4	0.0
Other Expenses, Net	(0.6)	(0.4)	(0.5)	(0.6)
Income Before Income Taxes	0.6	1.6	2.0	1.2

Income Tax Expense	0.1	1.0	0.6	0.7
Net Income	0.5%	0.6%	1.4%	0.5%

Net Sales:

We reported net sales of $27.8 million and $24.7 million for the three months ended June 30, 2011 and 2010, respectively.  Sales for the six months ended June 30, 2011 and 2010 were $56.8 million and $46.4 million, respectively.  The 2011 net sales were impacted by our two recent acquisitions; the Milaca medical device operation acquired in May 2010 accounted for incremental increases in net sales of $0.6 million and $2.1 million for the three and six months ended June 30, 2011, respectively; while the Mankato operation acquired in January 2011 accounted for $4.6 million and $8.6 million of additional net sales for the three and six months ended June 30, 2011, respectively.  These increases were offset in part by declines in the Aerospace and Defense market as discussed below.

Net sales by industry markets for the three month period ended June 30, 2011 and 2010 are as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2011	2010	%	2011	2010	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	2,764	3,445	(20)	7,175	8,073	(11)
Medical	7,781	6,567	18	15,790	11,960	32
Industrial	17,251	14,683	17	33,830	26,403	28
Total Sales	27,796	24,695	13	56,795	46,436	22

Net sales to our Aerospace and Defense customers for the three and six months ended June 30, 2011 were lower than the three and six months ended June 30, 2010 as a result of the timing of Federal funding of defense contracts due to delays in budget approvals.  The increase in net sales to our Medical customers of $1.2 million for the three months ended June 30, 2011 was primarily due to the Mankato acquisition which generated $1.0 million in additional net sales.  The increase in net sales to our Medical customers of $3.8 million for the six months ended June 30, 2011 relates primarily to the Mankato and Milaca acquisitions, which added $1.7 million and $2.4 million, respectively, offset by a $0.3 decrease at the other locations.  The Mankato acquisition also impacted the Industrial customers by $3.6 million and $6.9 million for the three and six months ending June 30, 2011, respectively.

Backlog:

Our 90-day order backlog as of June 30, 2011 was approximately $22.8 million, compared to approximately $20.0 million at the beginning of the quarter and $21.3 million at June 30, 2010.  Backlog by industry market is shown below.

	Backlog as of the Quarter Ended
	June 30	March 31%
(in thousands)	2011	2011	Change
Aerospace and Defense	$4,025	$2,796	44
Medical	6,314	5,325	19
Industrial	12,445	11,895	5
Total Backlog	$22,784	$20,016	14

The Aerospace and Defense backlog increased as federal funding emerged on several key programs during the second quarter.  The Medical backlog increased $1.0 million or 19% and the Industrial backlog increased $0.6 million or 5% over the March 31, 2011 backlog.

Gross Profit:

Gross profit percentage for the three months ended June 30, 2011 and 2010 was 11.6% and 12.6% of net sales, respectively.  Gross profit percentage for the six months ended June 30, 2011 and 2010 was 11.3% and 12.4%, respectively.  Our gross profit percentage decreased due to the reinstatement of wages, incentives and benefits that had been suspended in the first six months of 2010, and absorbing the cost of integrating our acquisitions offset by a positive product mix and our lean initiatives.

Selling Expense:

We had selling expenses of $0.9 million or 3.1% of net sales and $0.8 million or 3.1% of net sales for the three months ended June 30, 2011 and 2010, respectively.  Selling expenses were $1.8 million or 3.2% of net sales and $1.5 million or 3.3% of net sales for the six months ended June 30, 2011 and 2010, respectively.  Selling expense as a percent of sales remains lower than historical levels due to continued efforts to control spending.  We anticipate increased investment in selling and business development activities to support the expected increase in revenue levels and growth from our recent acquisitions.

General and Administrative Expense:

Our general and administrative expenses were $2.0 million or 7.3% of net sales and $1.9 million or 7.5% of net sales for the three months ended June 30, 2011 and 2010, respectively.  General and administrative expenses were $4.0 million or 7.0% of net sales and $3.4 million or 7.3% of net sales for the six months ended June 30, 2011 and 2010, respectively.  The increase in general and administrative dollars spent in 2011 is primarily attributed to costs incurred with our recent acquisitions.

Other Income (Expense):

Other expense for the three months ended June 30, 2011 and 2010 was $0.2 million and $0.1 million, respectively.  The increase in the second quarter relates primarily to higher interest expense and negative exchange rate fluctuations.  Other income for the six months ended June 30, 2011 was $0.5 million, while other expense for the six months ended June 30, 2010 was $0.3 million.  The increase in other income over the first six months of 2011 is primarily due to recognizing a bargain purchase gain of $0.8 million from the Mankato acquisition in the first quarter of 2011.

Income Taxes:

Our effective tax rate for the three and six months ended June 30, 2011 was 14.1% and 30.4%, respectively, compared with 62.5% and 55.7% for the three and six months ended June 30, 2010, respectively. The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Statutory federal tax provision	$58,000	$137,000	$377,000	$190,000
State income taxes	6,000	11,000	33,000	16,000
Income tax credits	(16,000)	(2,000)	(32,000)	(4,000)
NOL carryback true up	—	101,000	—	111,000
Tax authority closing agreement	(96,000)	—	(96,000)	—
Reserve for uncertain tax positions	90,000	—	90,000	—
Other	(18,000)	(2,000)	(35,000)	(8,000)
Income tax expense	$24,000	$245,000	$337,000	$305,000

Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through WFB.  Both the line of credit and real estate term note are subject to fluctuations in the LIBOR rates.  The line of credit, real estate term note, and equipment loans with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  The availability under our line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line of credit is secured by substantially all of our assets.  On June 30, 2011, we had an outstanding balance of $12.3 million under the line of credit and unused availability of $0.9 million supported by our borrowing base.  We believe our financing arrangements and cash flows provided by operations will be sufficient to satisfy our future working capital needs.

Our working capital of $11.5 million as of June 30, 2011 decreased from $13.1 million at December 31, 2010 mainly due to increased line of credit and current maturities of long term debt of $8.5 million, partially offset by increased inventories of $5.4 million and increased accounts receivable of $1.9 million.  $4.2 million of the inventory increase and all of the accounts receivable increase relates to the Mankato operation.  The inventory build from the Mankato acquisition has stabilized and a plan is in place to reduce inventories to current demand levels.

Net cash used in operating activities for the six months ended June 30, 2011 was $4.7 million.  The cash flow used in operations for the six months ended June 30, 2011 is primarily the result of working capital requirements needed to support the Mankato operations, which included the purchase of approximately $4.2 million of inventory for production.

Net cash used in investing activities of $1.4 million for the six months ended June 30, 2011 is comprised of $0.4 million in property and equipment purchases to support the business and $1.0 million for the Mankato operation acquisition (see Note 6).

Net cash provided by financing activities for the six months ended June 30, 2011 was $7.3 million, mainly due to the increase in borrowing on the line of credit and notes payable of $8.1 million required to fund the Mankato acquisition and growth, partially offset by debt payments of $0.8 million.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 6. EXHIBITS

Exhibits

10.9	Second Amendment to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Equity and (v) related notes.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiary

Date: August 12, 2011	by	/s/ Michael J. Degen

Michael J. Degen
President and Chief
Executive Officer

Date: August 12, 2011	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer