Form 10-Q
period 2011-09-30
NORTECH SYSTEMS INC
filed 2011-11-04
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of $.01 par value common stock outstanding at November 1, 2011 - 2,742,992

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$—	$230,582
Accounts Receivable, Less Allowance for Uncollectible Accounts	17,638,203	15,562,277
Inventories	21,396,458	16,108,773
Prepaid Expenses	761,379	596,363
Income Taxes Receivable	151,060	376,001
Deferred Income Taxes	625,000	594,000

Total Current Assets	40,572,100	33,467,996

Property and Equipment, Net	8,834,167	7,157,543
Finite Life Intangible Assets, Net of Accumulated Amortization	96,698	202,150
Deferred Income Taxes	3,000	219,000
Other Assets	514,235	514,235

Total Assets	$50,020,200	$41,560,924

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2011	2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of Credit	$9,263,816	$5,615,121
Current Maturities of Long-Term Debt	2,127,387	841,760
Accounts Payable	13,721,189	10,727,907
Accrued Payroll and Commissions	2,726,562	2,584,108
Other Accrued Liabilities	916,060	634,655
Total Current Liabilities	28,755,014	20,403,551

Long-Term Liabilities
Long-Term Debt, Net of Current Maturities	836,667	1,731,318
Other Long-Term Liabilities	160,761	137,236
Total Long-Term Liabilities	997,428	1,868,554

Total Liabilities	29,752,442	22,272,105

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,742,992 Shares Issued and Outstanding at both September 30, 2011 and December 31, 2010	27,430	27,430
Additional Paid-In Capital	15,722,140	15,698,348
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	4,331,124	3,375,977

Total Shareholders’ Equity	20,267,758	19,288,819

Total Liabilities and Shareholders’ Equity	$50,020,200	$41,560,924

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	SEPTEMBER 30
	2011	2010

Net Sales	$28,318,158	$25,957,327

Cost of Goods Sold	25,029,395	23,064,208

Gross Profit	3,288,763	2,893,119

Operating Expenses:
Selling Expenses	900,849	784,283
General and Administrative Expenses	1,967,776	1,942,646
Total Operating Expenses	2,868,625	2,726,929

Income From Operations	420,138	166,190

Other Income (Expense)
Interest Expense	(130,152)	(99,434)
Miscellaneous Income (Expense), net	(9,121)	153,562
Total Other Income (Expense)	(139,273)	54,128

Income Before Income Taxes	280,865	220,318

Income Tax Expense	98,000	93,000

Net Income	$182,865	$127,318

Earnings Per Common Share:

Basic and Diluted	$0.07	$0.05
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings Per Common Share	2,742,992	2,742,992

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2011	2010

Net Sales	$85,112,931	$72,393,274

Cost of Goods Sold	75,392,663	63,749,870

Gross Profit	9,720,268	8,643,404

Operating Expenses:
Selling Expenses	2,701,642	2,305,207
General and Administrative Expenses	5,972,692	5,361,255
Total Operating Expenses	8,674,334	7,666,462

Income From Operations	1,045,934	976,942

Other Income (Expense)
Interest Expense	(392,237)	(325,375)
Bargain Purchase Gain	791,615	—
Miscellaneous Income (Expense), net	(55,165)	116,147
Total Other Income (Expense)	344,213	(209,228)

Income Before Income Taxes	1,390,147	767,714

Income Tax Expense	435,000	398,000

Net Income	$955,147	$369,714

Earnings Per Common Share:

Basic and Diluted	$0.35	$0.13
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings Per Common Share	2,742,992	2,742,186

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2011	2010
Cash Flows From Operating Activities
Net Income	$955,147	$369,714
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Depreciation	1,446,212	1,181,745
Amortization	105,452	106,248
Stock-Based Compensation	23,792	23,796
Interest on Swap Valuation	(18,140)	(19,492)
Bargain Purchase Gain	(791,615)	—
Deferred Income Taxes	185,000	268,000
Loss on Disposal of Property and Equipment	941	901
Foreign Currency Gain	—	(240)
Changes in Current Operating Items, Net of Effects of Business Acquisitions
Accounts Receivable	(198,970)	(2,790,649)
Inventories	(5,287,685)	(2,241,074)
Prepaid Expenses and Other Assets	(165,016)	(61,368)
Income Taxes Receivable	224,941	2,191,702
Accounts Payable	1,220,948	1,561,006
Accrued Payroll and Commissions	142,454	1,686,377
Other Accrued Liabilities	(50,470)	(644,437)
Net Cash Provided by (Used in) Operating Activities	(2,207,009)	1,632,229

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	1,400	—
Business Acquisitions	(1,042,389)	(402,969)
Purchase of Property and Equipment	(560,022)	(447,261)
Net Cash Used in Investing Activities	(1,601,011)	(850,230)

Cash Flows from Financing Activities:
Net Borrowings from Line of Credit	3,648,695	768,028
Proceeds from Long-Term Debt	1,380,904	—
Principal Payments on Long-Term Debt	(1,452,161)	(1,808,408)
Proceeds from Issuance of Common Stock	—	12,500
Net Cash Provided by (Used in) Financing Activities	3,577,438	(1,027,880)

Effect of Exchange Rate Changes on Cash	—	500
Net Decrease in Cash	(230,582)	(245,381)
Cash - Beginning	230,582	245,381
Cash - Ending	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$386,612	$352,004
Cash Paid During the Period for Income Taxes	—	376,615

Supplemental Noncash Investing and Financing Activities
Due to Seller for Business Acquisition	$250,000	$—
Capital Expenditures in Accounts Payable	117,324	—

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

Stock Options

Following is the status of all stock options as of September 30, 2011, including changes during the nine-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2011	663,150	$7.32
Forfeited	(39,550)	$7.28
Outstanding - September 30, 2011	623,600	$7.33	4.77	$91
Exercisable - September 30, 2011	292,000	$7.28	3.57	$—

There were no options exercised during the three and nine months ended September 30, 2011.  The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $0 and $20, respectively.  Cash received from option exercises during the three and nine months ended September 30, 2010 was $0 and $12,500, respectively.

Total compensation expense related to stock options with time-based vesting for the three months ended September 30, 2011 and 2010 was $7,930 and $7,932, respectively.  Total compensation expense related to stock options with time-based vesting for the nine months ended September 30, 2011 and 2010 was $23,792 and $23,796, respectively.  As of September 30, 2011, there was approximately $3,000 of unrecognized compensation expense related to unvested option awards that we expect to recognize by November 30, 2011.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (the “2010 Plan”).  The total number of Equity Appreciation Right Units (Units) the Plan can issue shall not exceed an aggregate of 750,000 Units, of which 100,000 Units were granted during the year ended December 31, 2010.  There were no additional Units granted during the three and nine months ended September 30, 2011.

The 2010 Plan provides that Units granted shall fully vest three years from the grant date unless terminated earlier.  Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date.  Unit redemption payments under this plan shall be paid in cash within 90 days after we determine the book value of the Units as of the calendar year immediately preceding the redemption date.  The Units granted during the year ended December 31, 2010 have a book value per Unit of $6.84 and have a weighted average life remaining of 1.25 years at September 30, 2011.  Total compensation expense related to these Units based on the estimated appreciation over their remaining term was $10,193 and $42,655 for the three and nine months ended

September 30, 2011, respectively.  No compensation expense related to these Units was recognized in the three and nine months ended September 30, 2010.

Earnings per Common Share

For the three and nine months ended September 30, 2011 and 2010, the effect of all outstanding stock options was antidilutive.  Therefore, no outstanding options were included in the computation of per-share amounts.

Segment Reporting Information

For the three and nine months ended September 30, 2011 and 2010 all of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services industry.  We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ requirements.  We share resources for sales, marketing, cash and risk management, banking, credit and collections, human resources, payroll, internal control, audit, taxes, SEC reporting and corporate accounting.  Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

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

Inventories are as follows:

	September 30	December 31
	2011	2010

Raw Materials	$14,643,580	$11,277,741
Work in Process	4,268,633	3,477,236
Finish Goods	3,501,299	2,395,843
Reserve	(1,017,054)	(1,042,047)

Total	$21,396,458	$16,108,773

Finite Life Intangible Assets

Finite life intangible assets at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	10	$79,373	$27,782	$51,591
Customer Base	1	676,557	631,450	45,107
Totals		$755,930	$659,232	$96,698

	December 31, 2010
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	11	$79,373	$23,814	$55,559
Customer Base	2	676,557	529,966	146,591
Totals		$755,930	$553,780	$202,150

Amortization expense for the three months ended September 30, 2011 and 2010 was $35,150 and $35,151, respectively.  Amortization expense for the nine months ended September 30, 2011 and 2010 was $105,452 and $106,248, respectively.  Estimated future amortization expense related to these assets is as follows:

Remainder of 2011	$35,000
2012	17,000
2013	5,000
2014	5,000
2015	5,000
Thereafter	30,000
Total	$97,000

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

One customer accounted for 10% or more of our net sales for the three and nine months ended September 30, 2011 and 2010.  G.E.’s Medical Division accounted for 18% and 16% of net sales for the three and nine months ended September 30, 2011, respectively.  G.E.’s Medical Division accounted for 17% and 18% of net sales for the three and nine months ended September 30,

2010.  GE’s Transportation Division accounted for 9% and 8% of net sales for the three and nine months ended September 30, 2011, respectively.  GE’s Transportation Division accounted for 6% and 8% of net sales for the three and nine months ended September 30, 2010, respectively.  GE’s Medical and Transportation Divisions combined accounted for 28% and 24% of net sales for the three and nine month periods ended September 30, 2011, respectively.  GE’s Medical and Transportation Divisions combined accounted for 23% and 27% of net sales for the three and nine month periods ended September 30, 2010.  Accounts receivable from G.E.’s Medical and Transportation Divisions represented 18% and 14% of total accounts receivable at September 30, 2011 and December 31, 2010, respectively.

Export sales represented 6% of consolidated net sales for the three and nine months ended September 30, 2011.  Export sales represented 6% and 5% of consolidated net sales for the three and nine months ended September 30, 2010, respectively.

NOTE 3. FINANCING ARRANGEMENTS

Our credit agreement with Wells Fargo Bank (WFB) provides for a line of credit arrangement of $13.5 million, which expires on May 31, 2013, if not renewed.  The credit arrangement also has a real estate term note with a maturity date of May 31, 2012, a new $475,000 equipment term loan tied to equipment purchased in the Mankato acquisition (Note 6), and a new term loan of up to $1.0 million for capital expenditures to be made in 2011.

Both the line of credit and real estate term note are subject to variations in LIBOR rates.  The weighted-average interest rate on our line of credit was 3.6% and 3.8% for the three and nine months ended September 30, 2011, respectively, while the weighted-average rate on our real estate term loan was 3.6% and 4.4% for the same periods, respectively.  The line of credit, real estate term note, and equipment term loans with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  On September 30, 2011, we had an outstanding balance of $9.3 million under the line of credit, with unused availability of $4.0 million supported by our borrowing base and we were in compliance with all covenants.  As of September 30, 2011 the entire $1.0 million for capital expenditure is available.

NOTE 4.  DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.  In order to manage some of the risk, we entered into an interest rate swap agreement with a notional amount of $1.4 million to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years.  This swap agreement matured on June 28, 2011 and we did not renew.  We did not use this interest rate swap for speculative purposes.  At December 31, 2010, the fair value of the swap of approximately $18,000 was recorded in other long-term liabilities.  The change in fair value of $18,000 and $20,000 for the nine month periods ended September 30, 2011 and 2010, respectively, was recorded as a component of interest expense.

NOTE 5.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  Our effective tax rate for the three and nine months ended September 30, 2011 was 35% and 31%, respectively, compared with 42% and 52% for the three and nine months ended September 30, 2010, respectively.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Statutory federal tax provision	$96,000	$71,000	$473,000	$261,000
State income taxes	8,000	8,000	41,000	24,000
Income tax credits	(20,000)	(2,000)	(52,000)	(6,000)
NOL carryback true up	—	—	—	111,000
Tax authority closing agreement	—	—	(96,000)	—
Reserve for uncertain tax positions	5,000	—	95,000	—
Other	9,000	16,000	(26,000)	8,000
Income tax expense	$98,000	$93,000	$435,000	$398,000

At September 30, 2011 we had $113,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.  The $1,000 decrease from December 31, 2010 was related to the release of reserves for uncertain tax positions of $96,000 recorded for the years ended December 31, 2004 through 2009, offset in part by an increase in uncertain tax positions of $95,000 related to R&E credits.

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

We paid $1,042,389 in cash at closing, $212,233 on July 1, 2011 and $250,000 on October 1, 2011.  As provided for in the purchase agreement, our July 1, 2011 required payment of $250,000 was reduced by $37,767 for acquired accounts receivable which were deemed uncollectible in the second quarter and assigned back to Winland.  As part of the acquisition we also agreed to purchase from Winland a minimum of $2,200,000 of inventory to be consumed over a period of 24 months.  We have exceeded this minimum requirement as of September 30, 2011.

We also agreed to manufacture certain products for Winland’s remaining proprietary monitoring devices business unit.  For the nine months ended September 30, 2011, sales to Winland were approximately $2,100,000.  We also signed a six year agreement to lease office and manufacturing space at 1950 Excel Drive, Mankato, Minnesota, 56001, and sublease 1,924 square feet back to Winland for one year.  Net rent expense under this operating lease for the three and nine months ended September 30, 2011 was approximately $65,000 and $196,000, respectively, and is included in cost of good sold.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values at the time of the acquisition:

Accounts receivable	$1,914,723
Property, plant and equipment	2,451,000
Accounts payable assumed	(1,772,334)
Lease payoff	(259,385)
Net assets acquired	$2,334,004

Cash Paid at Closing	1,042,389
Due to Winland	500,000
Purchase price	1,542,389
Bargain purchase gain	791,615
Net assets acquired	$2,334,004

We recognized a $791,615 bargain purchase gain related to the excess fair value over the purchase price for the assets acquired in the first quarter.

The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2010:

	Pro Forma	Pro Forma
	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	(unaudited)	(unaudited)
Net Sales	$29,497,000	$83,996,000

Income from Continuing Operations	$50,000	$221,000

Net Income	$22,000	$31,000

Basic Income per Common Share	$0.01	$0.01

Combined results for the two companies for the three and nine months ended September 30, 2010 were adjusted for the following in order to create the unaudited proforma results in the table above:

•                  Additional rent expense of approximately $65,000 per quarter for the lease of the facility from Winland, offset by building depreciation of $21,000 per quarter,

•                  Additional depreciation expense of approximately $40,000 per quarter resulting from the adjustment of property and equipment to their fair values,

•                  Tax benefit of approximately $65,000 and $208,000 using an effective tax rate of 38% for the three and nine months ended September 30, 2010.

•                  The impact of these adjustments on outstanding shares of 2,742,992 was to decrease proforma income per share by $0.04 and $0.12 for the three and nine months ended September 30, 2010.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Wayzata, Minnesota based full-service Electronics Manufacturing Services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  We provide value added services and technical support including design, testing, prototyping and supply chain management to customers mainly in the Aerospace and Defense, Medical, and Industrial Equipment markets. We maintain manufacturing facilities in Baxter, Bemidji, Blue Earth, Mankato, Merrifield, and Milaca, Minnesota; Augusta, Wisconsin; and Monterrey, Mexico.

Summary of Results:

In the third quarter we continued to see growth in revenue from our recent acquisitions offset in party by some shortfalls in sales and orders from our existing industrial customers.  We attribute this to continued uncertainty in the overall economy and buyers being more cautious about placing orders and carrying excess inventory.  For the quarter ended September 30, 2011, we reported net sales of $28.3 million compared to $26.0 million reported in the same quarter of 2010, a 9% improvement.  For the nine months ended September 30, 2011, we reported net sales of $85.1 million compared to $72.4 million reported for the first nine months of 2010, an increase of 18%.  Our 90-day backlog decreased 4% from the start of the quarter to $21.9 million as of September 30, 2011.  This compares to $23.5 million for the same period last year.

Gross profit improved in the third quarter as a result of favorable product and service mix, along with cost and efficiency initiatives at our newly acquired operations.  Our gross profit in the third quarter of 2011 was 11.6% compared to 11.1% in the third quarter of 2010.  Gross profit in the first nine months of 2011 was 11.4% compared to 11.9% in the first nine months of 2010.

Income from operations totaled $0.4 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively.  Income from operations totaled $1.0 million for the each of the nine months ended September 30, 2011 and 2010.

Net income for the third quarter of 2011 totaled $0.2 million or $0.07 per diluted common share.  Net income for the nine months ended September 30, 2011 totaled $1.0 million or $0.35 per diluted common share; $0.4 million or $0.15 per diluted common share excluding the bargain purchase gain of $0.5 million, net of tax.  Net income totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2010.

Our cash position improved in the third quarter as we extended terms with key suppliers.  Cash provided from operating activities was $2.5 million in the third quarter of 2011.  Cash used in operating activities for the nine months ended September 30, 2011 was $2.2 million compared to cash provided by operating activities of $1.6 million for the same nine month period in 2010.

(1.)         Results of Operations:

The following table presents statements of income data as percentages of total net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	88.4	88.9	88.6	88.1
Gross Profit	11.6	11.1	11.4	11.9

Selling Expenses	3.2	3.0	3.2	3.2
General and Administrative Expenses	6.9	7.5	7.0	7.4
Income from Operations	1.5	0.6	1.2	1.3

Bargain Purchase Gain	0.0	0.0	0.9	0.0
Other Income (Expense), Net	(0.5)	0.2	(0.5)	(0.3)
Income Before Income Taxes	1.0	0.8	1.6	1.0

Income Tax Expense	0.3	0.3	0.5	0.5
Net Income	0.7%	0.5%	1.1%	0.5%

Net Sales:

We reported net sales of $28.3 million and $26.0 million for the three months ended September 30, 2011 and 2010, respectively, a 9% increase.  Net sales for the nine months ended September 30, 2011 and 2010 were $85.1 million and $72.4 million, respectively, an 18% increase.  The 2011 net sales were impacted by our two recent acquisitions which added $5.2 million and $15.9 million of net sales for the three and nine months ended September 30, 2011, respectively.

Net sales by industry markets for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2011	2010	%	2011	2010	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	3,774	3,930	(4)	10,949	12,003	(9)
Medical	8,503	7,004	21	24,293	18,965	28
Industrial	16,055	15,023	7	49,871	41,425	20
Total Sales	28,332	25,957	9	85,113	72,393	18

Net sales to our Aerospace and Defense customers for the three months ended September 30, 2011 were slightly lower than last year due to production delays.  The decrease for the nine months ended September 30, 2011 was related to late approval of the Federal Government’s funding of 2011 defense programs.  The increase in net sales to our Medical customers of $1.5 million for the three months ended September 30, 2011 was primarily due to growth in our existing customer base of $0.8 million and the Mankato acquisition which generated an additional $0.7 million in additional net sales.  The increase in net sales to our Medical customers of $5.3 million for the nine months ended September 30, 2011 is primarily due to the

Mankato and Milaca acquisitions, which added $2.4 million and $2.6 million, respectively.  The Mankato acquisition also positively impacted net sales to Industrial customers by $4.6 million and $11.4 million for the three and nine months ending September 30, 2011, respectively, offset by shortfalls to our existing Industrial customers being impacted by an overall uncertain economy.

Backlog:

Our 90-day order backlog as of September 30, 2011 was approximately $21.9 million, compared to approximately $22.8 million at the beginning of the quarter and $23.5 million at September 30, 2010.  Backlog by industry market is shown below.

	Backlog as of the Quarter Ended
	September 30	June 30%
(in thousands)	2011	2011	Change
Aerospace and Defense	$5,384	$4,025	34
Medical	6,077	6,314	(4)
Industrial	10,438	12,445	(16)
Total Backlog	$21,899	$22,784	(4)

The overall 90 day backlog is down from the start of the quarter due to continued uncertainty in the economy, especially as it relates to our Medical and Industrial customers. Our Aerospace and Defense backlog has increased in the second half of the year as funding is now available to complete the 2011 defense projects.

Gross Profit:

Gross profit percentage for the three months ended September 30, 2011 and 2010 was 11.6% and 11.1% of net sales, respectively.  Gross profit percentage for the nine months ended September 30, 2011 and 2010 was 11.4% and 11.9%, respectively.  In the third quarter we started to see margin improvements due to favorable product mix, price adjustments and cost reduction initiatives which resulted in gross profit improvement over the first six months of 2011.

General and Administrative Expense:

Our general and administrative expenses were $2.0 million or 6.9% of net sales and $1.9 million or 7.5% of net sales for the three months ended September 30, 2011 and 2010, respectively.  General and administrative expenses were $6.0 million or 7.0% of net sales and $5.4 million or 7.4% of net sales for the nine months ended September 30, 2011 and 2010, respectively.  The increase in general and administrative dollars spent in 2011 is primarily attributed to additional personnel and related costs incurred as a result of our recent acquisitions.  The decrease in general and administrative expense as a percent of net sales is due to the leveraging effect on the increased revenue.

Other Income (Expense):

Other expense for the three months ended September 30, 2011 was $0.1 million compared to other income of $0.1 million for the three months ended September 30, 2010.  The increase in other expense relates primarily to higher interest expense and less miscellaneous income.  Other income for the nine months ended September 30, 2011 was $0.3 million, while other expense for the nine months ended September 30, 2010 was $0.2 million.  The other income for the first nine months of 2011 is primarily due to recognizing a bargain purchase gain of $0.8 million from the Mankato acquisition in the first quarter of 2011, offset in part by higher interest expense.

Income Taxes:

Our effective tax rate for the three and nine months ended September 30, 2011 was 35% and 31%, respectively, compared with 42% and 52% for the three and nine months ended September 30, 2010, respectively.  The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Statutory federal tax provision	$96,000	$71,000	$473,000	$261,000
State income taxes	8,000	8,000	41,000	24,000
Income tax credits	(20,000)	(2,000)	(52,000)	(6,000)
NOL carryback true up	—	—		111,000
Tax authority closing agreement	—	—	(96,000)	—
Reserve for uncertain tax positions	5,000	—	95,000	—
Other	9,000	16,000	(26,000)	8,000
Income tax expense	$98,000	$93,000	$435,000	$398,000

Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years through revenue generated from operations and an operating line of credit through WFB.  We also have real estate and equipment term loans.  Both the line of credit and real estate term note are subject to fluctuations in the LIBOR rates.  The line of credit, real estate term note, and equipment loans with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  The availability under our line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line of credit is secured by substantially all of our assets.  On September 30, 2011, we had an outstanding balance of $9.3 million under the line of credit and unused availability of $4.0 million supported by our borrowing base.  We also have $1.0 million available under a 2011 capital expenditure term loan agreement.  We believe our financing arrangements and cash flows provided by operations will be sufficient to satisfy our future working capital needs.

Our working capital of $11.8 million as of September 30, 2011 decreased from $13.1 million at December 31, 2010 mainly due to increased usage of our line of credit and current maturities of long term debt of $4.9 million and increased accounts payable and accruals of $3.4 million, partially offset by increased inventories of $5.3 million and increased accounts receivable of $2.1 million.  $4.0 million of the inventory increase and all of the accounts receivable is attributable to operations at our new Mankato facility.

Net cash used in operating activities for the nine months ended September 30, 2011 was $2.2 million.  The cash flow used in operations for the nine months ended September 30, 2011 is primarily the result of working capital requirements needed to support the Mankato operations, which included the purchase of approximately $4.0 million of inventory.  Beginning in the third quarter of 2011, we are back to generating cash from operating activities.  The cash provided from operating activities for the three months ended September 30, 2011 was $2.5 million, mainly attributed to an increase in accounts payable of $2.2 million resulting from extending terms with our large suppliers.

Net cash used in investing activities of $1.6 million for the nine months ended September 30, 2011 is comprised of $0.6 million in property and equipment purchases to support the business and $1.0 million for the Mankato operation acquisition (see Note 6).

Net cash provided by financing activities for the nine months ended September 30, 2011 was $3.6 million, mainly due to the increase in borrowing on the line of credit and notes payable of $5.0 million, in the aggregate, required to fund the Mankato acquisition and growth, partially offset by debt payments of $1.4 million.

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

Nortech Systems Incorporated and Subsidiary

Date: November 4, 2011	by	/s/ Michael J. Degen

Michael J. Degen
President and Chief
Executive Officer

Date: November 4, 2011	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer