Form 10-K
period 2011-12-31
NORTECH SYSTEMS INC
filed 2012-03-09
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No    ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $3.90 per share, was $4,754,225 on June 30, 2011.

         Shares of common stock outstanding at February 29, 2012: 2,742,992.

         (The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2011 Annual Shareholders' Meeting have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, the end of our fiscal year.

        (The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10K

NORTECH SYSTEMS INCORPORATED
FORM 10-K
For the Year Ended December 31, 2011

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

GENERAL

        We are an Electronic Manufacturing Service (EMS) contract manufacturing company with our headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. We maintain manufacturing facilities in Minnesota including Bemidji, Blue Earth, Milaca, Mankato, Baxter, and Merrifield; as well as Augusta, Wisconsin and Monterrey, Mexico. We offer a full service of value-added technical and manufacturing services and support including design, testing, prototyping, and supply chain management. Our manufacturing services include complete medical devices, printed circuit board assemblies, wire and cable assemblies, and complex higher level electromechanical assemblies. The vast majority of our revenue is derived from products built to the customer's design specifications.

        Our breadth of manufacturing and technical expertise and experience make us very attractive to a broad range of customers. Our customers are original equipment manufacturers (OEMs) in the Aerospace & Defense, Medical and Industrial markets. This diversity of customers and markets is advantageous in avoiding effects of fluctuations in any one industry. We provide technical support in the design phase with our expertise in design for manufacturing and test to help our customer get to production quickly with the most cost effective and quality design. Our customers rely on our expertise in manufacturing and supply chain to manage and reduce cost over the life cycle of the product. This requires a strong relationship with our customers that is based on a trusting partnership as an extension of their operations.

        We believe the EMS industry will experience continued growth as the macro economy improves and customers continue to look to outsource manufacturing, supply chain and engineering services to focus on their marketing and product development investments.

ACQUISITIONS

        On May 4, 2010, we acquired all of the intellectual property and assets, excluding cash and receivables, of Trivirix Corporation, Milaca, MN from Silicon Valley Bank for cash of $403,000. The fair value of assets acquired included $303,000 in inventories and $100,000 in property and equipment. This operation specializes in design, manufacturing and post-production services of complex electronic and electromechanical medical devices for diagnostic, analytical and other life-science applications. This acquisition expanded our capabilities and expertise serving medical electronics manufacturers. The acquisition was accounted for as a business combination and results of operations for Milaca since the date of acquisition are included in the consolidated financial statements.

        On January 1, 2011, we completed the purchase of certain assets and certain liabilities relating to Winland Electronics, Inc.'s EMS operations (Winland) located in Mankato, MN. Winland is a designer and manufacturer of custom electronic control products and systems. This purchase provided needed manufacturing capacity, particularly for supporting medical and industrial customers with printed circuit board assemblies and higher-level builds. The acquisition was accounted for as a business combination and results of operations since the date of acquisition are included in the consolidated financial statements.

        We paid $1,042,389 in cash at closing, $212,233 on July 1, 2011 and $250,000 on October 1, 2011. As provided for in the purchase agreement, our July 1, 2011 required payment of $250,000 was reduced by $37,767 for acquired accounts receivable which were deemed uncollectible in the second quarter and assigned back to Winland. As part of the acquisition we also agreed to purchase from Winland a minimum of $2,200,000 of inventories to be consumed over a period of 24 months. We have exceeded this minimum requirement as of December 31, 2011.

        We also agreed to manufacture certain products for Winland's remaining proprietary monitoring devices business unit. For the twelve months ended December 31, 2011, sales to Winland were approximately $2,700,000. We also signed a six year agreement to lease office and manufacturing space at 1950 Excel Drive, Mankato, Minnesota, 56001, and sublease 1,924 square feet back to Winland through December 31, 2011. This sublease is now month to month. Net rent expense under this operating lease for the twelve months ended December 31, 2011 was approximately $253,000 and is included in cost of good sold.

        The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values at the time of the acquisition:

Accounts receivable	$1,914,723
Property, plant and equipment	2,451,000
Accounts payable assumed	(1,772,334)
Lease payoff	(259,385)

Net assets acquired	2,334,004
Purchase price	1,542,389

Bargain purchase gain	$791,615

        We recognized a $791,615 bargain purchase gain related to the excess fair value over the purchase price for the assets acquired in the first quarter.

BUSINESS SEGMENT

        All of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services (EMS) industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers' requirements. We share resources for sales, marketing, engineering, supply chain, information services, cash and risk management, banking, credit and collections, human resources, payroll, internal control, audit, taxes, SEC reporting and corporate accounting. Our financial information is consolidated and evaluated regularly by the chief decision maker in assessing performance and allocating resources.

BUSINESS STRATEGY

        The EMS industry has evolved into a dynamic, high tech global electronics contract services industry. We continue to expand our capabilities to better meet these changing market requirements. Along with offering technical expertise in our quality processes, design applications and testing, we are also increasing our focus on supplier-managed inventory services and the cost drivers throughout the supply chain. Our Mexico operation and international partnerships allow us to take advantage of lower-cost alternatives for our customers and remain competitive in the marketplace.

        We continue to pursue acquisitions, mergers, and/or joint ventures of companies in the EMS industry to remain competitive, grow our customer base and increase revenues. Our strategic objectives and our history have been based on both organic and acquired growth.

        Our quality systems and processes are based on International Standards Organization (ISO) standards with all facilities certified to the latest version of the ISO 9001 and/or Aerospace Systems (AS) 9100 standards. We also have ISO 13485 certification which recognizes our quality management systems applicable to contract design, manufacture and repair of assemblies for the medical industry. Our Milaca operation is an U.S. Food and Drug Administration (FDA) registered facility. We believe these certifications and registrations benefit our customer base and increase our chances of attracting new business opportunities.

        We are committed to quality, cost effectiveness and responsiveness to customer requirements. To achieve these objectives we have invested in Restriction of Hazardous Substances (ROHS/lead free) processing, equipment, plant capacity studies, people, enterprise resource planning (ERP) systems, and lean manufacturing and supply chain management techniques at our facilities. We are committed to continuous improvement and have invested in training our people to identify and act on improvement opportunities. We maintain a diversified customer base and expand into other capabilities and services when they fit our core competencies and strategic vision.

MARKETING

        We concentrate our marketing efforts in the Aerospace and Defense, Medical and Industrial Equipment markets. Our marketing strategy emphasizes the breadth of our manufacturing, supply chain and engineering services and reflects the complete turnkey solution for meeting our customers' current and future requirements. Our strength is managing low volume, high mix customer demand. This requires us to have close customer relationships and operational flexibility to manage the variation of product demand.

        Our customer emphasis continues to be on mature companies, which require an electronic manufacturing partner with a high degree of manufacturing and quality sophistication, including statistical process control (SPC), statistical quality control (SQC), ISO, Military Specifications (Mill Spec), AS 9100 and FDA facility registration. We continue efforts to penetrate our existing customer base and expand market opportunities with participation in industry publications and selected trade shows. We target customers who value proven manufacturing performance, design and application engineering expertise and who value the flexibility to manage the supply chain of a high mix of products and services. We market our services through our in-house sales force and independent manufacturers' representatives.

SOURCES AND AVAILABILITY OF MATERIALS

        We currently purchase the majority of our electronic components directly from electronic component manufacturers and large electronic distributors. On occasion some of our components may be placed on a stringent allocation basis; however, we are not currently experiencing any major material purchasing or availability problems.

PATENTS AND LICENSES

        We are not presently dependent on a proprietary product requiring licensing, patent, copyright or trademark protection. There are no revenues derived from a service-related business for which patents, licenses, copyrights and trademark protection are necessary for successful operations.

COMPETITION

        The contract manufacturing EMS industry's competitive makeup includes small closely held contract manufacturing companies, large global full-service contract manufacturers, company-owned in-house manufacturing facilities and foreign contract manufacturers. We do not believe that the small closely held operations pose a significant competitive threat in the markets and customers we serve, as they generally do not have the complete manufacturing and engineering services or capabilities required by our target customers. We believe the larger global full service and foreign manufacturers are more focused on higher volume customer engagements and we do not see them as our primary competition. We continue to see opportunities with OEM companies that have their own in-house electronic manufacturing capabilities as they evaluate their internal costs and investments against outsourcing to contract manufacturers. The willingness of foreign manufacturers to "stock" finished product at warehouse locations in the United States is another of their competitive advantages, however, their inability to react to engineering, product or schedule changes is a disadvantage and plays into our strength. To mitigate foreign competition, we operate a manufacturing operation in Mexico and have other sourcing solutions to support our customers with a "Low Cost" supply chain solution. We do see trends of the low volume, high mix going to regional supply base. For North American manufacturing, this is a good fit with our US operations and our Mexico low cost solution to serve North America.

RESEARCH AND DEVELOPMENT

        We perform research and development for customers on an as requested and program basis for development of conceptual engineering and design activities prior to manufacturing the products. We did not expend significant dollars in 2011 or 2010 on company-sponsored product research and development.

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

EMPLOYEES

        We have 710 full-time and 97 part-time/temporary employees as of December 31, 2011. Manufacturing personnel, including direct, indirect support and sales functions, comprise 684 employees, while general administrative employees total 26. At December 31, 2010 we had 667 full-time and 42 part-time/temporary employees.

FOREIGN OPERATIONS AND EXPORT SALES

        We have a leased manufacturing facility in Monterrey, Mexico with approximately $273,000 in long-term assets at December 31, 2011. Export sales represented 6% of net sales for the years ended December 31, 2011 and 2010.

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

  •
  Commodity and Energy cost instability;

  •
  General economic, financial and business conditions that could affect our financial condition and results of operations

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

ITEM 1A.        RISK FACTORS

        In evaluating our company, careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and/or financial condition, as well as adversely affect the value of an investment in our common stock. In addition to the following disclosures, please refer to the other information contained in this report, including our consolidated financial statements and the related notes.

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

        G.E.'s Medical Division accounted for 16% and 19% of net sales for the years ended December 31, 2011 and 2010, respectively. G.E.'s Transportation Division accounted for 7% and 8% of net sales for the years ended December 31, 2011 and 2010, respectively.

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

Some shareholders may be able to take actions that do not reflect the will or best interests of other shareholders.

        Our officers and directors own a majority share of our outstanding common stock and could individually or together exert a significant degree of influence over our affairs.

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

        We operate a manufacturing facility in Mexico. Our operation there is subject to risks that could adversely impact our financial results, such as economic or political volatility, crime, severe weather, employee turnover, staffing, managing personnel in diverse culture, labor instability, transportation delays, and foreign currency fluctuations.

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

        Our revolving credit facility and debt agreements contain financial and operating covenants with which we must comply. As of December 31, 2011, we were in compliance with these covenants. However, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

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

Location	Own/Lease	Lease End Date	Square Feet Manufacturing Space	Square Feet Office Space	Total Square Feet
Bemidji, MN	Own		56,000	13,000	69,000
Blue Earth, MN	Own		92,000	48,000	140,000
Merrifield, MN	Own		34,000	12,000	46,000
Baxter, MN	Lease	Month to Month	5,000	2,000	7,000
Milaca, MN	Lease	July 31, 2013	15,000	5,000	20,000
Mankato, MN	Lease	January 1, 2017	43,000	15,000	58,000
Augusta, WI	Own		15,000	5,000	20,000
Monterrey, Mexico	Lease	June 30, 2013	29,000	1,000	30,000

        In December 2011, we sold a 16,000 square foot building in Fairmont, Minnesota. We still own one building in Fairmont which contains approximately 21,000 square feet and is classified as held for sale. We did not renew the Garner, IA lease that expired on June 30, 2011.

ITEM 3.        LEGAL PROCEEDINGS

        From time to time, we are involved in ordinary, routine or regulatory legal proceedings incidental to the business. When a loss is deemed probable and reasonably estimable an amount is recorded in our financial statements. We currently are not a party to any material legal proceeding.

ITEM 4.        MINE SAFETY DISCLOSURES

        None.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of February 29, 2012, there were 735 shareholders of record. Our stock is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap Market under the symbol "NSYS". We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2011 or 2010. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, any limitations on payments of dividends present in our current or future debt agreements, and other factors.

        Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High
March 31, 2011	$4.00	$4.92
June 30, 2011	$3.51	$4.07
September 30, 2011	$3.04	$3.90
December 31, 2011	$2.51	$3.37
March 31, 2010	$3.07	$3.77
June 30, 2010	$3.32	$3.99
September 30, 2010	$3.10	$3.75
December 31, 2010	$3.32	$4.62

        Sales of Unregistered Securities:

        We did not have any unregistered sales of equity securities in 2011.

        Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

        We did not make any purchases of our equity securities in 2011.

EQUITY COMPENSATION PLAN INFORMATION

        Certain information with respect to our equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a Wayzata, Minnesota based full-service EMS contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries. We serve three major markets within the EMS industry: Aerospace and Defense, Medical, and the Industrial market which includes industrial equipment, transportation, vision, agriculture, oil and gas. In Minnesota, we have facilities in Baxter, Bemidji, Blue Earth, Mankato, Merrifield, Milaca and Wayzata. We also have facilities in Augusta, Wisconsin and Monterrey, Mexico.

        The vast majority of our revenue is derived from products built to the customer's design specifications and consists of a wide range of simple to highly complex manufacturing processes. During 2011, we continued our supply chain and lean manufacturing initiatives designed to reduce costs, improve asset utilization and increase responsiveness to customers. Our initiatives focused on improving quality and on-time delivery as well as improving our manufacturing processes and yields by doing it right the first time. Our goal is to expand and diversify our customer base by focusing on sales and marketing efforts that fit our value-added service strategy. Our Mexico operation allows for medium volume and mix with lower cost production alternatives when the opportunities are presented.

        Our net sales in 2011 were $114.2 million, an increase of 14% compared to 2010. Our growth in revenue came from our recent acquisitions, offsetting shortfalls in sales and orders from our existing industrial customers that are being hit the hardest by the uncertainty in the economy. Our customers are still wary about carrying large amounts of inventory and their ability to accurately forecast.

        Our 90-day backlog at December 31, 2011 was $18.5 million with $2.7 million included from the Mankato acquisition, compared to $18.5 million at the end of 2010.

        We saw our gross profit improve in 2011 as a result of a favorable mix of product and services, along with cost and efficiency initiatives in our manufacturing processes. Gross profit as a percentage of net sales was 11.7% and 11.4% for the years ended December 31, 2011 and 2010, respectively.

        Income from operations totaled $1.5 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively. Our net income in 2011 was $1.2 million or $0.43 per diluted common share; $0.7 million or $0.24 per diluted common share excluding the bargain purchase gain of $0.5 million, net of tax. Net income totaled $0.5 million or $0.18 per diluted common share in 2010.

        Cash used in operating activities for the year ended December 31, 2011 was $0.9 million directly related to the working capital requirements needed to support the acquisition of the Mankato operation. We believe our financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs through the foreseeable future.

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

Business Combinations:

        We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) Topic 805, "Business Combinations". We recognize amounts for identifiable assets acquired and liabilities assumed equal to their estimated acquisition date fair values. We hired a third party valuation specialist to determine the value of property and equipment acquired. Transaction and integration costs associated with business combinations are expensed as incurred. Any excess of the acquisition price over the estimated fair value of net assets acquired is recorded as goodwill while any excess of the estimated fair value of net assets acquired over the acquisition price is recorded in current earnings as a gain.

Allowance for Uncollectible Accounts:

        When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on outstanding accounts receivable. A considerable amount of judgment is required when assessing the realizability of accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We have historically not experienced significant bad debts expense and believe the reserve is adequate for any exposure to loss in the December 31, 2011 accounts receivable.

Inventory Reserves:

        Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process that is used to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We believe the total reserve at December 31, 2011 is adequate.

Long-Lived and Intangible Asset Impairment:

        We evaluate long-lived assets, primarily property and equipment, and intangible assets with finite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. We recorded impairment charges in 2011 and 2010 of $53,000 and $56,000, respectively, related to a building sold on December 15, 2011.

Valuation Allowance:

        We record valuation allowances against our deferred tax assets when necessary. Realization of deferred tax assets (such as net operating loss carry forwards) is dependent on future taxable earnings and therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against these assets, thereby increasing income tax expense or decreasing the income tax benefit in the period the determination is made. As of December 31, 2011 we expect to recover our deferred tax assets in their entirety, and thus no valuation allowance was deemed necessary.

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

        No matters have come to our attention since December 31, 2011 that would cause the estimates included in the consolidated financial statements to change materially.

OPERATING RESULTS

        The following table presents statement of operations data as percentages of net sales for the indicated year:

	2011	2010
Net Sales	100.00%	100.00%
Cost of Goods Sold	88.30	88.60

Gross Profit	11.70	11.40
Selling Expenses	3.20	3.10
General and Administrative Expenses	7.20	7.10

Income from Operations	1.30	1.20
Other (Income) Expenses, Net	(0.20)	0.30
Income Tax Expense	0.50	0.40

Net Income	1.00%	0.50%

Net sales:

        For the years ended December 31, 2011 and 2010, we had net sales of $114.2 million and $99.8 million, respectively, an increase of 14%. Net sales by our major EMS industry markets for the year ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31
(in thousands)	2011 $	2010 $	% Change
Aerospace and Defense	16,478	16,152	2
Medical	33,378	29,329	14
Industrial	64,380	54,339	18

Total Net Sales	114,236	99,820	14

        Net sales to our Aerospace and Defense customers are up slightly compared to 2010 levels. Net sales to our Medical and Industrial customers increased by $4.0 million and $10.0 million, respectively, primarily due to the acquisition of our Mankato facility which added $3.2 million in sales to the Medical market and $15.7 million of sales to the Industrial market. The increase in net sales to the Industrial market resulting from the acquisition, was offset by shortfalls from our existing industrial customers that are being hit the hardest by the uncertainty in the economy.

Backlog:

        Our 90 day backlog was approximately $18.5 million on December 31, 2011, including $2.7 million related to the January 2011 acquisition, compared to $18.5 million at December 31, 2010. Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.

	Backlog as of the Year Ended December 31,		%
(in thousands)	2011	2010	Change
Aerospace and Defense	$3,855	$4,453	(13)
Medical	5,657	4,216	34
Industrial	9,016	9,813	(8)

Total Backlog	$18,528	$18,482	0

        Our 90 day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

        For the years ended December 31, 2011 and 2010, we had gross profit of $13.3 million and $11.4 million, respectively. Gross profit as a percentage of net sales was 11.7% and 11.4% for the years ended December 31, 2011 and 2010, respectively. The year over year increase in gross profit as a percentage of net sales was a result of favorable product mix and cost improvement initiatives.

Selling:

        Selling expenses were $3.6 million or 3.2% of net sales for the year ended December 31, 2011 and $3.1 million or 3.1% of net sales for the year ended December 31, 2010.

General and Administrative:

        General and administrative expenses were $8.2 million or 7.2% of net sales for the year ended December 31, 2011 and $7.1 million or 7.1% of net sales for the year ended December 31, 2010. The 2011 increase of $1.1 million is mainly attributed to additional personnel and related costs incurred as a result of our recent acquisitions.

Other Income (Expense):

        Other income for the year ended December 31, 2011 was approximately $0.2 million, while other expense for the year ended December 31, 2010 was approximately $0.3 million. Other income in 2011 is primarily due to recognizing a bargain purchase gain of $0.8 million from the acquisition of the Mankato operation in the first quarter of 2011, offset in part by higher interest expense and foreign exchange transaction losses.

Income Taxes:

        Income tax expense for the years ended December 31, 2011 and 2010 was $0.6 million and $0.4 million, respectively. The effective tax rate for fiscal 2011 was 32.0% compared to 42.5% in fiscal 2010. The decrease in effective tax rate from 2010 to 2011 relates primarily to the true-up of our net operating loss (NOL) carryback in 2010 which resulted in additional tax expense of approximately $0.1 million partially offset by state and federal research credits.

Net Income:

        Our net income in 2011 was $1.2 million or $0.43 per diluted common share; $0.7 million or $0.24 per diluted common share excluding the bargain purchase gain of $0.5 million, net of tax. Net income in 2010 was $0.5 million or $0.18 per diluted common share.

FINANCIAL CONDITION AND LIQUIDITY

        We believe that our existing financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs, capital expenditures, investments, and debt repayments for the foreseeable future.

Credit Facility:

        Our credit agreement with Wells Fargo Bank (WFB) provides for a line of credit arrangement of $13.5 million, which expires on May 31, 2013, if not renewed. The credit arrangement also has a real estate term note with a maturity date of May 31, 2012 and an equipment term loan tied to equipment purchased in the Mankato acquisition. We are in negotiations to finalize and extend our real estate term note prior to maturity.

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

Other Commercial Commitment	Total Amount Committed	Outstanding at December 31, 2011	Date of Expiration
Line of credit	$13,500,000	$9,345,044	May 31, 2013

        As of December 31, 2011 we have net unused availability under our line of credit agreement of approximately $3.9 million as supported by our borrowing base.

Cash Flow:

	December 31
	2011	2010
Cash flows provided by (used in):
Operating activities	$(874,111)	$2,890,254
Investing activities	(2,674,211)	(1,029,599)
Financing activities	3,317,740	(1,876,092)
Effect of exchange rate changes on cash	—	638

Net decrease in cash	$(230,582)	$(14,799)

        On December 31, 2011, we had working capital of approximately $12.3 million compared to $13.1 million at the end of 2010. During 2011, we used approximately $0.9 million of cash in operating activities. The cash used in operations was primarily the result of working capital requirements needed to support the acquired Mankato operations.

        Our net cash used in investing activities of $2.7 million is due to $1.2 million of capital equipment purchases and $1.5 million for the Mankato acquisition in January 2011. Net cash provided by financing activities of $3.3 million consisted of a $3.7 million increase in the line of credit and $1.4 million of additional borrowings, offset by payments of $1.8 million on long-term debt.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

DECEMBER 31, 2011 AND 2010

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        (The remainder of this page was intentionally left blank.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Nortech Systems Incorporated and Subsidiary

        We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 9, 2012

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

ASSETS	2011	2010
CURRENT ASSETS
Cash	$—	$230,582
Accounts Receivable, Less Allowance for Uncollectible Accounts	16,720,462	15,562,277
Inventories	19,029,593	16,108,773
Prepaid Expenses	572,140	596,363
Income Taxes Receivable	170,292	376,001
Deferred Taxes	805,000	594,000

Total Current Assets	37,297,487	33,467,996

Property and Equipment, Net	9,083,874	7,157,543
Finite Life Intangible Assets, Net of Accumulated Amortization	61,547	202,150
Deferred Taxes	—	219,000
Other Assets	339,235	514,235

Total Assets	$46,782,143	$41,560,924

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31, 2011 AND 2010

LIABILITIES AND SHAREHOLDERS' EQUITY	2011	2010
CURRENT LIABILITIES
Line of Credit	$9,345,044	$5,615,121
Current Maturities of Long-Term Debt	1,310,210	841,760
Accounts Payable	11,333,013	10,727,907
Accrued Payroll and Commissions	2,170,852	2,584,108
Other Accrued Liabilities	852,936	634,655

Total Current Liabilities	25,012,055	20,403,551

LONG-TERM LIABILITIES
Long-Term Debt (Net of Current Maturities)	812,917	1,731,318
Deferred Taxes	271,000	—
Other Long-Term Liabilities	180,378	137,236

Total Long-Term Liabilities	1,264,295	1,868,554

Total Liabilities	26,276,350	22,272,105

SHAREHOLDERS' EQUITY
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock—$0.01 par value; 9,000,000 Shares Authorized; 2,742,992 Shares Issued and Outstanding at December 31, 2011 and 2010, respectively	27,430	27,430
Additional Paid-In Capital	15,725,392	15,698,348
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	4,565,907	3,375,977

Total Shareholders' Equity	20,505,793	19,288,819

Total Liabilities and Shareholders' Equity	$46,782,143	$41,560,924

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Net Sales	$114,236,411	$99,820,069
Cost of Goods Sold	100,892,514	88,389,803

Gross Profit	13,343,897	11,430,266

Operating Expenses:
Selling Expenses	3,644,658	3,120,202
General and Administrative Expenses	8,186,873	7,079,873

Total Operating Expenses	11,831,531	10,200,075

Income From Operations	1,512,366	1,230,191

Other Income (Expense)
Miscellaneous Income (Expense)	(41,723)	80,698
Bargain Purchase Gain	791,615	—
Interest Expense	(511,328)	(429,123)

Total Other Income (Expense)	238,564	(348,425)

Income Before Income Taxes	1,750,930	881,766
Income Tax Expense	561,000	375,000

Net Income	$1,189,930	$506,766

Earnings Per Common Share:
Basic and Diluted	$0.43	$0.18

Weighted Average Number of Common Shares Outstanding	2,742,992	2,742,389

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
BALANCE DECEMBER 31, 2009	$250,000	$27,390	$15,654,160	$(73,909)	$2,869,211	$18,726,852
Net loss	—	—	—	—	506,766	506,766
Issuance of stock upon exercise of stock options	—	40	12,460	—	—	12,500
Compensation on stock-based awards	—	—	31,728	—	—	31,728
Translation gain, net of tax	—	—	—	10,973	—	10,973

BALANCE DECEMBER 31, 2010	250,000	27,430	15,698,348	(62,936)	3,375,977	19,288,819
Net income	—	—	—	—	1,189,930	1,189,930
Compensation on stock-based awards	—	—	27,044	—	—	27,044

BALANCE DECEMBER 31, 2011	$250,000	$27,430	$15,725,392	$(62,936)	$4,565,907	$20,505,793

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,189,930	$506,766
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in)
Operating Activities:
Depreciation	1,895,061	1,554,577
Amortization	140,603	141,399
Compensation on Stock-Based Awards	27,044	31,728
Interest on Swap Valuation	(18,140)	(27,772)
Impairment on Assets Held for Sale	52,733	55,786
Bargain Purchase Gain	(791,615)	—
Deferred Taxes	279,000	288,000
Loss on Disposal of Property and Equipment	1,020	901
Foreign Currency Transaction Loss	—	8,333
Changes in Current Operating Items, Net of Effects of Business Acquisition
Accounts Receivable	718,771	(3,532,471)
Inventories	(2,920,820)	865
Prepaid Expenses and Other Assets	24,223	(53,207)
Income Taxes Receivable	205,709	2,139,543
Accounts Payable	(1,167,228)	1,674,954
Accrued Payroll and Commissions	(413,256)	1,127,119
Other Accrued Liabilities	(97,146)	(1,026,267)

Net Cash Provided by (Used in) Operating Activities	(874,111)	2,890,254

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	138,621	—
Business Acquisition	(1,542,389)	(402,969)
Purchases of Property and Equipment	(1,270,443)	(626,630)

Net Cash Used in Investing Activities	(2,674,211)	(1,029,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Borrowings on Line of Credit	3,729,923	124,514
Proceeds from Long-Term Debt	1,380,904	—
Principal Payments on Long-Term Debt	(1,793,087)	(2,013,106)
Proceeds from Issuance of Common Stock	—	12,500

Net Cash Provided by (Used in) Financing Activities	3,317,740	(1,876,092)

Effect of Foreign Currency Exchange Rate Changes on Cash	—	638

NET DECREASE IN CASH	(230,582)	(14,799)
Cash—Beginning of Year	230,582	245,381

CASH—END OF YEAR	—	230,582

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	511,328	450,180
Cash Paid (Received) During the Period for Income Taxes	40,058	(2,027,951)

Supplemental Noncash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	117,000	—
Transfers of Property and Equipment	$—	$201,000

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

        Our manufacturing facilities are located in Bemidji, Blue Earth, Merrifield, Milaca, Mankato and Baxter, Minnesota as well as Augusta, Wisconsin and Monterrey, Mexico. Products are sold to customers both domestically and internationally.

        A summary of our significant accounting policies follows:

Principles of Consolidation

        The consolidated financial statements include the accounts of our wholly owned subsidiary, Manufacturing Assembly Solutions of Monterrey, Inc. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Estimates also affect the reported amounts of revenue and expense during the reporting period. Significant items subject to estimates and assumptions include the valuation allowance for inventories, allowance for doubtful accounts, realizability of deferred tax assets and fair value of acquired assets and assumed liabilities. Actual results could differ from those estimates.

Cash

        For purposes of reporting cash flows, we consider cash to be short-term, highly liquid interest-bearing accounts readily convertible to cash and whose original maturity is three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

        We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for uncollectible accounts. The allowance for uncollectible accounts was $122,000 and $86,000 at December 31, 2011 and 2010, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers' current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

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

        Inventories are as follows:

	2011	2010
Raw materials	$13,056,955	$11,277,741
Work in process	3,202,002	3,477,236
Finished goods	3,880,764	2,395,843
Reserves	(1,110,128)	(1,042,047)

Total	$19,029,593	$16,108,773

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

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

Buildings	39 Years
Leasehold improvements	3-7 Years
Manufacturing equipment	3-7 Years
Office and other equipment	3-7 Years

        Property and equipment at December 31, 2011 and 2010:

	2011	2010
Land	$260,000	$260,000
Building and Leasehold Improvements	6,370,570	6,316,133
Manufacturing Equipment	14,156,261	11,816,653
Office and Other Equipment	4,240,137	3,523,526
Accumulated Depreciation	(15,943,094)	(14,758,769)

Net Property and Equipment	$9,083,874	$7,157,543

Assets Held for Sale

        Assets held for sale consist of property related to closed facilities that are currently being marketed for disposal. Assets held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell. At December 31, 2011, land of $12,500 and one building, net of accumulated depreciation, of $244,003 are classified as held for sale and shown in Other Assets on the balance sheet. At December 31, 2010, land of $27,000 and two buildings, net of accumulated depreciation, of $405,000 were classified as held for sale and shown in Other Assets on the balance sheet. We recognized impairment charges of $53,000 and $56,000 related to one of these buildings during the years ended December 31, 2011 and 2010, respectively. The sale of this building was finalized December 15, 2011.

Finite Life Intangible Assets

        Finite life intangible assets are primarily related to acquired customer base and bond issuance costs and are amortized on a straight-line basis over their estimated useful lives. Finite life intangible assets at December 31, 2011 and 2010 are as follows:

	December 31, 2011
	Remaining Lives (Years)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value Amount
Bond Issue Costs	10	$79,373	$29,105	$50,268
Customer Base	1	676,557	665,278	11,279

Totals		$755,930	$694,383	$61,547

	December 31, 2010
	Remaining Lives (Years)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value Amount
Bond Issue Costs	11	$79,373	$23,814	$55,559
Customer Base	2	676,557	529,966	146,591
Other intangibles	0	28,560	28,560	—

Totals		$784,490	$582,340	$202,150

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Amortization expense related to these assets was as follows:

Year ended December 31, 2011	$140,603
Year ended December 31, 2010	141,399

        Estimated future annual amortization expense related to these assets for the years ending December 31, is as follows:

2012	$17,000
2013	5,000
2014	5,000
2015	5,000
2016	5,000
Thereafter	25,000

$62,000

Impairment Analysis

        We evaluate property and equipment and intangible assets with finite lives for impairment and for propriety of the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to the asset's estimated fair value. In 2011 and 2010, we recorded an impairment charge of approximately $53,000 and $56,000, respectively on a building held for sale. The building was sold on December 15, 2011.

Preferred Stock

        Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2011 and 2010.

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

Business Combinations

        We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) Topic 805, "Business Combinations". We recognize amounts for identifiable assets acquired and liabilities assumed equal to their estimated acquisition date fair values. We hired a third party valuation specialist to determine the value of property and equipment acquired. Transaction and integration costs associated with business combinations are expensed as incurred. Any excess of the acquisition price over the estimated fair value of net assets acquired is recorded as goodwill while any excess of the estimated fair value of net assets acquired over the acquisition price is recorded in current earnings as a gain.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

date. Our warranty claims costs are not material given the nature of our products and services which normally result in repair and return in the same accounting period.

Advertising

        Advertising costs are charged to operations as incurred. The total amount charged to expense was $157,000 and $167,000 for the years ended December 31, 2011 and 2010, respectively.

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

Fair Value of Financial Instruments

        The carrying amounts of all financial instruments approximate their fair values. The carrying amounts for cash, accounts receivable, accounts payable, accrued liabilities and the line of credit approximate fair value because of the short maturity of these instruments. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the carrying value of our long-term debt approximates its fair value.

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

        Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. We endeavor to use the best available information in measuring fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2010, our only asset or liability accounted for at fair value was our interest rate swap which was included in Other Long-Term Liabilities. The interest rate swap expired in 2011. We determined that the fair value of the swap, based on LIBOR and swap rates, fell within Level 2 in the fair value hierarchy.

Stock-Based Compensation

        We account for stock-based compensation in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 718, Compensation—Stock Compensation. Stock-based compensation expense was $27,000 ($.01 per diluted common share) for 2011 and $32,000 ($.01 per diluted common share) for 2010. See Note 7 for additional information.

Derivative Financial Instruments

        On June 28, 2006, we entered into an interest rate swap agreement to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate. The swap expired June 2011. The change in market value of an interest rate swap is recognized in the statements of income by a charge or credit to interest expense. Further information related to our interest rate swap is disclosed in Note 3.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Common Share

        Basic net income per common share is computed using the weighted-average number of common shares outstanding. For the years ended December 31, 2011 and 2010, no outstanding options were included in the computation of per-share amounts as the effect of all stock-based awards were antidilutive.

Enterprise-Wide Disclosures

        Our results of operations for the years ended December 31, 2011 and 2010 represent a single reportable segment referred to as Contract Manufacturing within the EMS industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers' requirements. We share resources for sales, marketing, information services, cash and risk management, banking, credit and collections, human resources, payroll, internal control, audit, taxes, SEC reporting and corporate accounting. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

        Export sales represent approximately 6% of consolidated net sales for each of the years ended December 31, 2011 and 2010.

        Net sales by our major EMS industry markets for the year ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31
(in thousands)	2011	2010
Aerospace and Defense	$16,478	$16,152
Medical	33,378	29,329
Industrial	64,380	54,339

Total Net Sales	$114,236	$99,820

        Noncurrent assets, excluding deferred taxes, by country are as follows:

	United States	Mexico	Total
2011
Net property and equipment	$8,811,273	$272,601	$9,083,874
Other assets	393,056	7,726	400,782
2010
Net property and equipment	$6,965,816	$191,727	$7,157,543
Other assets	708,659	7,726	716,385

Foreign Currency Transactions

        During the fourth quarter of 2010, we reevaluated the functional currency for our operations in Mexico and determined that the functional currency is the U.S. Dollar. As a result, the Company is no longer recording translation adjustments related to assets and liabilities or income and expense items that are transacted in the local currency as a component of accumulated other comprehensive loss in shareholders' equity. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense).

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

        Two divisions of General Electric, Co. (G.E.) accounted for 10% or more of our net sales during the past two years. G.E.'s Medical Division accounted for 16% and 19% of net sales for the years ended December 31, 2011 and 2010, respectively. G.E.'s Transportation Division accounted for 7% and 8% of net sales for the years ended December 31, 2011 and 2010, respectively. Together, G.E.'s Medical and Transportation Divisions accounted for 23% and 27% of net sales for the years ended December 31, 2011 and 2010, respectively. Accounts receivable from G.E.'s Medical and Transportation Divisions at December 31, 2011 and 2010 represented 17% and 14% of total accounts receivable, respectively.

NOTE 3 FINANCING AGREEMENTS

        Our credit agreement with Wells Fargo Bank (WFB) provides for a line of credit arrangement of $13.5 million, which expires on May 31, 2013, if not renewed. The credit arrangement also has a real estate term note with a maturity date of May 31, 2012, and a $475,000 equipment term loan tied to equipment purchased in the Mankato acquisition (Note 9). The $1,009,050 balance of the real estate term note was classified as current at December 31, 2011, however we are in negotiations to finalize and extend our real estate term note prior to maturity. Under the agreement, both the line of credit and real estate term note are subject to variations in the LIBOR rate. Our line of credit bears interest at three-month LIBOR + 3.00% (3.60% at December 31, 2011) while our real estate term note bears interest at three-month LIBOR + 3.5% (4.1% at December 31, 2011). The weighted-average interest rate on our line of credit and real estate term note were 3.81% and 4.27%, respectively for the year ended December 31, 2011. We had borrowings on our line of credit of $9,345,044 and $5,615,121 outstanding as of December 31, 2011 and 2010, respectively.

        The line of credit and other installment debt with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

        The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2011, we have net unused availability under our line of credit of approximately $3.9 million. The line is secured by substantially all of our assets.

        A summary of long-term debt balances at December 31, 2011 and 2010 is as follows:

Description	2011	2010
Term notes payable—Wells Fargo Bank, N.A.
Real estate term note	$1,009,050	$1,354,568
Equipment notes bearing interest at three month LIBOR + 4.5% (approx. 5.1%) and 4.95%, maturing May 2013 and May 2012, respectively with combined monthly payments of approximately $42,000 plus interest; secured by substantially all assets.	514,077	493,510
Industrial revenue bond payable to the City of Blue Earth, Minnesota which bears a variable interest rate (approx. 0.4% at December 31, 2011), and has a maturity date of June 1, 2021, with principal of $80,000 payable annually on June 1	600,000	725,000

Total long-term debt	2,123,127	2,573,078
Current maturities of long-term debt	(1,310,210)	(841,760)

Long-term debt—net of current maturities	$812,917	$1,731,318

NOTE 3 FINANCING AGREEMENTS (Continued)

        Future maturity requirements for long-term debt are as follows:

Years Ending December 31,	Amount
2012	$1,310,210
2013	372,917
2014	80,000
2015	80,000
2016	80,000
Future	200,000

$2,123,127

        On June 28, 2006, we entered into an interest rate swap agreement with a notional amount of $1,440,000 to effectively convert our industrial revenue bond debt from a variable rate to a fixed rate of 4.07% for five years, which expired in June 2011. We did not use this interest rate swap for speculative purposes. The fair value of the swap of $18,140 was recorded in Other Long-Term Liabilities at December 31, 2010. The change in the fair value of ($18,140) and ($27,772) for the years ended December 31, 2011 and 2010, respectively was recorded as a component of interest expense.

NOTE 4 INCOME TAXES

        The income tax expense for the years ended December 31, 2011 and 2010 consists of the following:

	2011	2010
Current taxes—Federal	$273,000	$128,000
Current taxes—State	(13,000)	(41,000)
Current taxes—Foreign	23,000	19,000
Deferred taxes—Federal	223,000	253,000
Deferred taxes—State	55,000	16,000

Income tax expense	$561,000	$375,000

        The statutory rate reconciliation for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Statutory federal tax provision	$595,000	$298,000
State income taxes	52,000	34,000
Effect of foreign operations	(6,000)	(5,000)
Income tax credits	(66,000)	(95,000)
NOL carryback true up	4,000	106,000
Other, including benefit of income taxed at lower rates	(18,000)	37,000

Income tax expense	$561,000	$375,000

        Income from operations before income taxes was derived from the following sources:

	2011	2010
Domestic	$1,666,000	$820,000
Foreign	85,000	62,000

Total	$1,751,000	$882,000

NOTE 4 INCOME TAXES (Continued)

        Deferred tax assets (liabilities) at December 31, 2011 and 2010, consist of the following:

	2011	2010
Allowance for uncollectable accounts	$45,000	$31,000
Inventories reserve	408,000	383,000
Accrued vacation	352,000	308,000
Health insurance reserve	—	13,000
Non-compete amortization	390,000	397,000
Stock-based compensation	69,000	59,000
Other	393,000	425,000

Deferred tax assets	1,657,000	1,616,000

Prepaid expenses	(200,000)	(211,000)
Property and equipment	(923,000)	(592,000)

Deferred tax liabilities	(1,123,000)	(803,000)

Net deferred tax assets	$534,000	$813,000

        The net deferred taxes summarized above have been classified on the accompanying consolidated balance sheets as follows:

Net current deferred tax assets	$805,000	$594,000
Net non-current deferred tax assets (liabilities)	(271,000)	219,000

Net deferred tax assets	$534,000	$813,000

        We have determined that it is more likely than not that our deferred tax assets will be realized, principally through anticipated taxable income in future tax years. As a result, we have determined that establishing a valuation allowance on our deferred tax assets is not necessary.

        The tax effects from an uncertain tax position can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the year ended December 31, 2011:

Balance as of December 31, 2009	$115,000
Tax positions related to current year:
Additions	27,000
Reductions	(28,000)

Balance as of December 31, 2010	114,000
Tax positions related to current year:
Additions	100,000
Reductions	(96,000)

Balance as of December 31, 2011	$118,000

        The $118,000 of unrecognized tax benefits as of December 31, 2011 includes amounts which, if ultimately recognized, will reduce our annual effective tax rate. It is included in Other Long-Term Liabilities on the accompanying consolidated balance sheets.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

NOTE 4 INCOME TAXES (Continued)

        Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2011 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.

        We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

        With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2008.

NOTE 5 COMPREHENSIVE INCOME

        Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes income or losses resulting from foreign currency translations recognized prior to 2011. The details of comprehensive income are as follows:

	Year Ended December 31 2011	Year Ended December 31 2010
Net income, as reported	$1,189,930	$506,766
Other comprehensive income	—	10,973

Comprehensive income	$1,189,930	$517,739

NOTE 6 401(K) RETIREMENT PLAN

        We have a 401(k) profit sharing plan (the "Plan") for our employees. The Plan is a defined contribution plan covering substantially all of our U.S. employees. Employees are eligible to participate in the Plan after completing three months of service and attaining the age of 18. Employees are allowed to contribute up to 60% of their wages to the Plan. Historically we have matched 25% of the employees' contribution up to 6% of covered compensation. We suspended this benefit from the second quarter of 2009 thru June 2010, at which time the match was reinstated. We made contributions of approximately $196,000 and $79,000 during the years ended December 31, 2011 and 2010, respectively.

NOTE 7 INCENTIVE PLANS

Employee Profit Sharing

        During 1993, we adopted an employee profit sharing plan (the "Plan"). The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. We have authorized 50,000 common shares to be available under this Plan. In accordance with the terms of the Plan, employees could acquire newly issued shares of common stock for 90% of the current market value. During 2011 and 2010 no common shares were issued in connection with this plan. Through December 31, 2011, 22,118 common shares had been issued under this Plan.

Stock Options

        In 1992, we approved the adoption of a fixed stock based compensation plan. In February 2003, we reached the maximum options allowed to be granted under that plan.

        During 2003, our shareholders approved the adoption of the Nortech Systems Incorporated 2003 Stock Option Plan (the "2003 Plan"). On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the "2005 Plan") and eliminated the remaining 172,500 option shares available for grant under the 2003 Plan effective February 23, 2005. The total number of shares of common stock that may be granted under the 2005 Plan is 200,000, of which 29,000 remain available for grant at December 31, 2011. The 2005 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

NOTE 7 INCENTIVE PLANS (Continued)

        During 2007, the Board of Directors approved the adoption of the FOCUS Incentive Plan (the "2007 Plan"). The purpose of the 2007 Plan was to provide incentives to our employees to increase our return on sales "ROS" performance measurement. The FOCUS plan was unique from the preceding Plans in that vesting of options was conditional upon our achievement of established performance measurements.

        As these performance measures were not met, no options granted under this Plan will ever vest. Effective January 19, 2012, the Board of Directors terminated the 2007 Plan and as a result all outstanding options from this plan were cancelled.

        We estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the consolidated statements of income over the requisite service periods. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. We estimate forfeitures at the time of grant and revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        We used the Black-Scholes option-pricing model to calculate the fair value of option-based awards. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables as noted in the following table. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility and holding period are based on our historical experience. For all grants, the amount of compensation expense recognized has been adjusted for an estimated forfeiture rate, which is based on historical data. There were no grants during the years ended December 31, 2011 and 2010.

Stock Options with Time-Based Vesting

        Total compensation expense related to stock options with time-based vesting for the years ended December 31, 2011 and 2010 was $27,044 and $31,728, respectively. As of December 31, 2011 there was no unrecognized compensation expense related to unvested option awards.

        A summary of option activity under all plans as of December 31, 2011, and changes during the year then ended is presented below.

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2011	663,150	$7.32
Forfeited	(39,550)	7.28

Outstanding—December 31, 2011	623,600	$7.33	4.55	$—

Exercisable on December 31, 2011	304,000	$7.21	3.46	$—

        There were no grants during the years ended December 31, 2011 and 2010. The weighted average fair value of options vested during the years ended December 31, 2011 and 2010 were $2.64 and $3.69, respectively. The total intrinsic value of options exercised during the year ended December 31, 2010 was $20. There were no options exercised for the year ended December 31, 2011. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2010 was $12,500. We recognize the tax benefit from the exercise of options in the statement of cash flows as a cash inflow from financing activities.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

NOTE 7 INCENTIVE PLANS (Continued)

Equity Appreciation Rights Plan

        In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (the "2010 Plan"). The total number of Equity Appreciation Right Units (Units) the Plan can issue shall not exceed an aggregate of 750,000 Units, of which 100,000 Units were issued during the year ended December 31, 2010. There were no additional Units granted during the year ended December 31, 2011.

        The 2010 Plan provides that Units issued shall fully vest three years from the grant date unless terminated earlier. Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date. Unit redemption payments under this plan shall be paid in cash within 90 days after we determine the book value of the Units as of the calendar year immediately preceding the redemption date. The Units issued during the year ended December 31, 2010 have a book value per Unit of $6.84 and have a weighted average life remaining of one year at December 31, 2011. Total compensation expense related to these Units based on the estimated appreciation over their remaining term for the years ended December 31, 2011 and 2010 was $57,000 and $5,000, respectively.

NOTE 8 COMMITMENTS AND CONTINGENCIES

Operating Leases

        We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2017.

        Rent expense for the years ended December 31, 2011 and 2010 amounted to approximately $1,006,000 and $914,000 respectively.

        Approximate future minimum lease payments under non-cancelable leases are as follows:

Years Ending December 31,	Amount
2012	$750,000
2013	625,000
2014	477,000
2015	415,000
2016	335,000
Thereafter	336,000

Total	$2,938,000

Litigation

        We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

Executive Life Insurance Plan

        During 2002, we set up an Executive Bonus Life Insurance Plan (the "Plan") for our key employees ("participants"). Pursuant to the Plan, we will pay a bonus to officer participants of 15% and a bonus to all other participants of 10% of the participants' base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant may be required to reimburse us for any unvested amounts, under certain circumstances. Expenses under the Plan were $327,000 and $338,000 for the years ended December 31, 2011 and 2010, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

NOTE 8 COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 9 BUSINESS ACQUISITION

        On May 4, 2010, we acquired all of the intellectual property and assets, excluding cash and receivables, of Trivirix Corporation, Milaca, MN for cash of $403,000. The fair value of assets acquired included $303,000 in inventories and $100,000 in property and equipment. This operation specializes in design, manufacturing and post-production services of complex electronic and electromechanical medical devices for diagnostic, analytical and other life-science applications. This acquisition expands our capabilities and expertise serving medical electronics manufacturers. The acquisition has been accounted for as a business combination and results of operations for Milaca since the date of acquisition are included in the consolidated financial statements.

        On January 1, 2011, we completed the purchase of certain assets and certain liabilities relating to Winland Electronics, Inc.'s EMS operations (Winland) located in Mankato, MN. Winland is a designer and manufacturer of custom electronic control products and systems. This purchase provided needed manufacturing capacity, particularly for supporting medical and industrial customers with printed circuit board assemblies and higher-level builds. The acquisition was accounted for as a business combination and results of operations since the date of acquisition are included in the consolidated financial statements.

        We paid $1,042,389 in cash at closing, $212,233 on July 1, 2011 and $250,000 on October 1, 2011. As provided for in the purchase agreement, our July 1, 2011 required payment of $250,000 was reduced by $37,767 for acquired accounts receivable which were deemed uncollectible in the second quarter and assigned back to Winland. As part of the acquisition we also agreed to purchase from Winland a minimum of $2,200,000 of inventories to be consumed over a period of 24 months. We have exceeded this minimum requirement as of December 31, 2011.

        We also agreed to manufacture certain products for Winland's remaining proprietary monitoring devices business unit. For the year ended December 31, 2011, sales to Winland were approximately $2,700,000. Accounts receivable outstanding from Winland was approximately $424,000 at December 31, 2011. We also signed a six year agreement to lease office and manufacturing space at 1950 Excel Drive, Mankato, Minnesota, 56001, and sublease 1,924 square feet back to Winland through December 31, 2011. This sublease is now month to month. Net rent expense under this operating lease for the year ended December 31, 2011 was approximately $253,000 and is included in cost of good sold.

        The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values at the time of the acquisition:

Accounts receivable	$1,914,723
Property, plant and equipment	2,451,000
Accounts payable assumed	(1,772,334)
Lease payoff	(259,385)

Net assets acquired	2,334,004
Purchase price	1,542,389

Bargain purchase gain	$791,615

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

NOTE 9 BUSINESS ACQUISITION (Continued)

        We recognized a $791,615 bargain purchase gain related to the excess fair value over the purchase price for the assets acquired in the first quarter.

        The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2010:

Pro Forma For the Year Ended December 31, 2010 (unaudited)
Net Sales	$114,473,000
Loss from Continuing Operations	$(291,000)
Net Loss	$(0.11)

Basic Loss per Common Share	$(0.11)

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

        Our audits of the consolidated financial statements referred to in our report dated March 9, 2012, (included elsewhere in this Annual Report on Form 10-K) also included the consolidated financial statement schedule of Nortech Systems Incorporated and Subsidiary, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Nortech Systems Incorporated and Subsidiary's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

        In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MCGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 9, 2012

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

SCHEDULE II—Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2011:
Allowance for Uncollectible Accounts	$86,000	$42,000	$(6,000)	$122,000
Inventory Reserves	1,042,000	889,000	(821,000)	1,110,000
Self-insurance Accrual	35,000	49,000	(84,000)	—
Year Ended December 31, 2010:
Allowance for Uncollectible Accounts	$138,000	$58,000	$(110,000)	$86,000
Inventory Reserves	1,095,000	1,243,000	(1,296,000)	1,042,000
Self-insurance Accrual	310,000	3,110,000	(3,385,000)	35,000

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

        We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.        OTHER INFORMATION

        None.

 PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 2011 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

        Information regarding executive compensation of the Registrant will be included in the Registrant's 2011 proxy statements to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 2011 proxy statements to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, the end of our fiscal year, and said portions of the proxy statements are incorporated herein by reference.

        Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant's 2011 proxy statements to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, the end of our fiscal year, and said portions of the proxy statements are incorporated herein by reference.

        The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2011.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	623,600	$7.33	201,500
Equity compensation plans not approved by security holders	0	0	0

Total	623,600	$7.33	201,500

(1)
Represents common shares issuable upon the exercise of outstanding options granted under our 1992 Employee Stock Incentive Plan (the "1992 Plan"), the 2003 Stock Option Plan (the "2003 Plan"), the 2005 Incentive Compensation Plan (the "2005 Plan") and the 2007 FOCUS Incentive Compensation Plan (the "2007 Plan").

(2)
Represents common shares remaining available for issuance under the 2005 and 2007 Plans. The Board of Directors terminated the 2007 Plan effective January 19, 2012 and as a result only 29,000 options remain available for future issuance under equity compensation plans as of March 9, 2012.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item will be included in the Registrant's 2011 proxy statements to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, the end of our fiscal year, and said portions of the proxy statements are incorporated herin by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will be included in the Registrant's 2011 proxy statements to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, the end of our fiscal year, and said portions of the proxy statement are incorporated herin by reference.

PART IV

ITEM 15.        EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)1.		Consolidated Financial Statements—Consolidated Financial Statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 22.
(a)2.		Consolidated Financial Statement Schedule—The following financial statement schedule and the Auditors' report thereon is included in this Annual Report on Form 10-K:
		Page
	Report of Independent Registered Public Accounting Firm on Supplementary Information	35
	Consolidated Financial Statement Schedule for the years ended December 31, 2011 and 2010:
	Schedule II Valuation and Qualifying Accounts	36

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

NORTECH SYSTEMS INCORPORATED

March 9, 2012	/s/ RICHARD G. WASIELEWSKI Richard G. Wasielewski Chief Financial Officer and Principal Accounting Officer
March 9, 2012	/s/ MICHAEL J. DEGEN Michael J. Degen President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.
March 9, 2012	/s/ MICHAEL J. DEGEN Michael J. Degen President, Chief Executive Officer and Director
March 9, 2012	/s/ MYRON KUNIN Myron Kunin Chairman and Director
March 9, 2012	/s/ RICHARD W. PERKINS Richard W. Perkins, Director
March 9, 2012	/s/ C. TRENT RILEY C. Trent Riley, Director
March 9, 2012	/s/ KEN LARSON Ken Larson, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.