Form 10-Q
period 2012-03-31
NORTECH SYSTEMS INC
filed 2012-05-11
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of $.01 par value common stock outstanding at May 3, 2012 - 2,742,992

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$—	$—
Accounts Receivable, Less Allowance for Uncollectible Accounts	15,964,152	16,720,462
Inventories	19,016,040	19,029,593
Prepaid Expenses	677,571	572,140
Income Taxes Receivable	—	170,292
Deferred Income Taxes	891,000	805,000

Total Current Assets	36,548,763	37,297,487

Property and Equipment, Net	9,095,919	9,083,874
Finite Life Intangible Assets, Net of Accumulated Amortization	48,947	61,547
Other Assets	339,235	339,235

Total Assets	$46,032,864	$46,782,143

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2012	2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of Credit	$7,280,235	$9,345,044
Current Maturities of Long-Term Debt	477,586	1,310,210
Accounts Payable	11,710,603	11,333,013
Accrued Payroll and Commissions	2,929,695	2,170,852
Other Accrued Liabilities	1,129,455	852,936
Income Taxes Payable	8,718	—
Total Current Liabilities	23,536,292	25,012,055

Long-Term Liabilities
Long-Term Debt, Net of Current Maturities	1,519,154	812,917
Deferred Income Taxes	223,000	271,000
Other Long-Term Liabilities	125,820	180,378
Total Long-Term Liabilities	1,867,974	1,264,295

Total Liabilities	25,404,266	26,276,350

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,742,992 Shares Issued and Outstanding at both March 31, 2012 and December 31, 2011	27,430	27,430
Additional Paid-In Capital	15,725,392	15,725,392
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	4,688,712	4,565,907

Total Shareholders’ Equity	20,628,598	20,505,793

Total Liabilities and Shareholders’ Equity	$46,032,864	$46,782,143

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2012	2011

Net Sales	$28,360,914	$28,998,197

Cost of Goods Sold	25,352,679	25,802,032

Gross Profit	3,008,235	3,196,165

Operating Expenses:
Selling Expenses	1,087,816	929,384
General and Administrative Expenses	1,591,989	1,980,119
Total Operating Expenses	2,679,805	2,909,503

Income From Operations	328,430	286,662

Other Income (Expense)
Interest Expense	(136,779)	(119,992)
Bargain Purchase Gain	—	791,615
Miscellaneous Expense, net	(9,846)	(19,097)
Total Other Income (Expense)	(146,625)	652,526

Income Before Income Taxes	181,805	939,188

Income Tax Expense	59,000	313,000

Net Income	$122,805	$626,188

Earnings Per Common Share:

Basic and Diluted	$0.04	$0.23
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings Per Common Share	2,742,992	2,742,992

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2012	2011
Cash Flows From Operating Activities
Net Income	$122,805	$626,188
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	448,653	488,337
Amortization	12,600	35,151
Stock-Based Compensation	—	7,932
Interest on Swap Valuation	—	(7,842)
Bargain Purchase Gain	—	(791,615)
Deferred Income Taxes	(134,000)	242,000
Loss on Disposal of Property and Equipment	1,878	—
Changes in Current Operating Items, Net of Effects of Business Acquisitions
Accounts Receivable	756,310	(180,468)
Inventories	13,553	(4,365,914)
Prepaid Expenses and Other Assets	(105,431)	(153,017)
Income Taxes Receivable	179,010	63,935
Accounts Payable	377,590	198,844
Accrued Payroll and Commissions	758,843	54,039
Other Accrued Liabilities	221,960	(128,700)
Net Cash Provided by (Used in) Operating Activities	2,653,771	(3,911,130)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	—	600
Business Acquisitions	—	(1,042,389)
Purchase of Property and Equipment	(462,576)	(219,524)
Net Cash Used in Investing Activities	(462,576)	(1,261,313)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Line of Credit	(2,064,809)	4,109,796
Proceeds from Long-Term Debt	—	1,380,869
Principal Payments on Long-Term Debt	(126,386)	(292,854)
Net Cash Provided by (Used in) Financing Activities	(2,191,195)	5,197,811

Net Increase in Cash	—	25,368
Cash - Beginning	—	230,582
Cash - Ending	$—	$255,950

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$102,349	120,997
Cash Paid During the Period for Income Taxes	12,103	—

Supplemental Noncash Investing and Financing Activities
Due to Seller for Business Acquisition	$—	500,000

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

Stock Options

Following is the status of all stock options as of March 31, 2012, including changes during the three-month period then ended:

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2012	623,600	$7.33
Cancelled	(319,600)	$7.43
Outstanding - March 31, 2012	304,000	$7.21	3.21	$—
Exercisable - March 31, 2012	304,000	$7.21	3.21	$—

There were no options exercised during the three months ended March 31, 2012 and 2011.

Total compensation expense related to stock options for the three months ended March 31, 2012 and 2011 was $0 and $7,932, respectively.  As of March 31, 2012, there was no unrecognized compensation expense as all options were fully vested.

In January 2012, the Board of Directors terminated the 2007 FOCUS Incentive plan and as a result all 319,600 outstanding stock options under this plan were cancelled.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (the “2010 Plan”).  The total number of Equity Appreciation Right Units (Units) the Plan can issue shall not exceed an aggregate of 750,000 Units, of which 100,000 Units were granted during the year ended December 31, 2010 with a vesting date of December 31, 2012.  On March 7, 2012, we granted an additional 250,000 Units with vesting dates ranging from December 31, 2014 through December 31, 2016.

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

Total compensation expense related to these Units based on the estimated appreciation over their remaining terms was $2,810 and $26,541 for the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012 and 2011, approximately $65,000 and $62,000 have been accrued under this plan.  As of March 31, 2012, approximately $60,000 of this balance is included in Other Accrued Liabilities as it is an estimate of the amount to be paid within 12 months.  The remaining $5,000 balance at March 31, 2012 and all of the balance at March 31, 2011 are included in Other Long-Term Liabilities.

Earnings per Common Share

For the three months ended March 31, 2012 and 2011, the effect of all stock options is antidilutive.  Therefore, no outstanding options were included in the computation of per-share amounts.

Segment Reporting Information

All of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services industry.  We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ requirements.  We share resources for sales, marketing, engineering, supply chain management, cash and risk management, banking, credit and collections, human resources, payroll, internal control, audit, taxes, SEC reporting and corporate accounting.  Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

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

Inventories are as follows:

	March 31	December 31
	2012	2011

Raw Materials	$14,305,411	$13,056,955
Work in Process	2,924,446	3,202,002
Finish Goods	3,046,453	3,880,764
Reserve	(1,260,270)	(1,110,128)

Total	$19,016,040	$19,029,593

Finite Life Intangible Assets

Finite life intangible assets at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	9	$79,373	$30,426	$48,947
Customer Base	0	676,557	676,557	—
Totals		$755,930	$706,983	$48,947

	December 31, 2011
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	10	$79,373	$29,106	$50,267
Customer Base	1	676,557	665,277	11,280
Totals		$755,930	$694,383	$61,547

Amortization expense for the three months ended March 31, 2012 and 2011 was $12,600 and $35,151, respectively.  Estimated future amortization expense related to these assets is as follows:

Remainder of 2012	4,000
2013	5,000
2014	5,000
2015	5,000
2016	5,000
Thereafter	25,000
Total	$49,000

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

One customer accounted for 10% or more of our net sales for the three months ended March 31, 2012 and 2011.  G.E.’s Medical Division accounted for 17% and 15% of net sales for the three months ended March 31, 2012 and 2011, respectively.  GE’s Transportation Division accounted for 5% and 4% of net sales for the three months ended March 31, 2012 and 2011, respectively.  GE’s Medical and Transportation Divisions combined accounted for 22% and 19% of net sales for the three month periods ended March 31, 2012 and 2011, respectively.  Accounts receivable from G.E.’s Medical and Transportation Divisions represented 15% and 17% of total accounts receivable at March 31, 2012 and December 31, 2011, respectively.

Export sales represented 7% and 6% of consolidated net sales for the three months ended March 31, 2012 and 2011, respectively.

NOTE 3. FINANCING ARRANGEMENTS

On May 2, 2012 we entered into the fourth amendment to the third amended and restated credit agreement with Wells Fargo Bank (WFB).  The credit agreement with WFB provides for a line of credit arrangement of $13.5 million, which expires if not renewed, on May 31, 2015.  The credit arrangement also has a $1.8 million real estate term note with a maturity date of March 31, 2027 which replaces the $0.9 million real estate term note that was to expire on May 31, 2012, and a new term loan of up to $2.0 million for capital expenditures to be made prior to December 31, 2013 with a maturity date of May 31, 2015.  The accompanying financial statements reflect the refinancing as if it occurred on March 31, 2012.

Both the line of credit and real estate term note are subject to variations in LIBOR rates.  The weighted-average interest rate on our line of credit was 3.9% for the three months ended March 31, 2012, while the weighted-average rate on our real estate term loan was 4.4% for the same period.  The line of credit, real estate term note, and equipment term loans with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  On March 31, 2012, we had an outstanding balance of $7.3 million under the line of credit, with unused availability of $5.9 million supported by our borrowing base and we were in compliance with all covenants.

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  Our effective tax rate for the three months ended March 31, 2012 was 32%, compared with 33% for the three months ended March 31, 2011, respectively.  The effective tax rate for the year ended December 31, 2012 is expected to be 35% compared to 34% for the year ended December 31, 2011.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended
	March 31
	2012	2011
Statutory federal tax provision	$62,000	$319,000
State income taxes	4,000	27,000
Income tax credits	(3,000)	(16,000)
Reserve for uncertain tax positions	10,000	(7,000)
Other	(14,000)	(10,000)
Income tax expense	$59,000	$313,000

At March 31, 2012 we had $121,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.  The $3,000 increase from December 31, 2011 was related to 2012 R&E credits.

NOTE 5. ACQUISITIONS

On January 1, 2011, we completed the purchase of certain assets and certain liabilities relating to Winland Electronics, Inc.’s EMS operations (Winland) located in Mankato, MN.  Winland is a designer and manufacturer of custom electronic control products and systems.  This purchase provided needed manufacturing capacity, particularly for supporting medical and industrial customers with printed circuit board assemblies and higher-level builds.  The acquisition was accounted for as a business combination and results of operations since the date of acquisition are included in the consolidated financial statements.

We paid $1,042,389 in cash at closing, $212,233 on July 1, 2011 and $250,000 on October 1, 2011.  As provided for in the purchase agreement, our July 1, 2011 required payment of $250,000 was reduced by $37,767 for acquired accounts receivable which were deemed uncollectible in the second quarter and assigned back to Winland.  As part of the acquisition we also agreed to purchase from Winland a minimum of $2,200,000 of inventories to be consumed over a period of 24 months.  We have exceeded this minimum requirement as of March 31, 2012.

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

We recognized a $791,615 bargain purchase gain related to the excess fair value over the purchase price for the assets acquired in the first quarter of 2011.

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

Summary of Results:

For the quarter ended March 31, 2012, we reported net sales of $28.4 million compared to $29.0 million reported in the same quarter of 2011, a 2% decrease.  Our 90-day backlog remained relatively flat at $18.4 from where we started the year.  Both our sales and backlog position is showing mixed results due to the sluggish economy and its impact on many of our customers.

Our gross profit in the first quarter of 2012 was 10.6% compared to 11.0% in the first quarter of 2011 due to product and service mix and unabsorbed capacity.

Income from operations was approximately $328,000 for the three months ended March 31, 2012 and $287,000 for the same period in 2011.

Net income for the first quarter of 2012 totaled $0.1 million or $0.04 per diluted common share.  Net income for the same period in 2011 totaled $0.6 million or $0.23 per diluted common share.  The net after tax impact of the non-operating gain was to increase net income by $0.5 million or $0.19 per diluted common share.

Cash provided from operating activities was $2.7 million in the first quarter of 2012.  Cash used in operating activities for the three months ended March 31, 2011 was $3.9 million.  The cash used in 2011 was needed to fund the working capital needs of our acquisition.

(1.)         Results of Operations:

The following table presents statements of income data as percentages of total net sales for the periods indicated:

	Three Months Ended
	March 31
	2012	2011
Net Sales	100.0%	100.0%
Cost of Goods Sold	89.4	89.0
Gross Profit	10.6	11.0

Selling Expenses	3.8	3.2
General and Administrative Expenses	5.6	6.8
Income from Operations	1.2	1.0

Bargain Purchase Gain	0.0	2.7
Other Expense, Net	(0.5)	(0.5)
Income Before Income Taxes	0.7	3.2

Income Tax Expense	0.3	1.1
Net Income	0.4%	2.2%

Net Sales:

We reported net sales of $28.4 million and $29.0 million for the three months ended March 31, 2012 and 2011, respectively, a 2% decrease with results mixed by customer and industry.

Net sales by industry markets for the three month periods ended March 31, 2012 and 2011 are as follows:

	Three Months Ended
	March 31
	2012	2011	%
(in thousands)	$	$	Change
Aerospace and Defense	4,668	4,410	6
Medical	7,814	8,009	(2)
Industrial	15,879	16,579	(4)
Total Sales	28,361	28,998	(2)

Backlog:

Our 90-day order backlog as of March 31, 2012 was approximately $18.4 million, compared to approximately $18.5 million at the beginning of the quarter and $20.0 million at March 31, 2011.  Backlog by industry market is shown below.

	Backlog as of the Quarter Ended
	March 31	December 31	March 31
(in thousands)	2012	2011	2011

Aerospace and Defense	$2,954	$3,855	$2,796
Medical	5,858	5,657	5,325
Industrial	9,632	9,016	11,895
Total Backlog	$18,444	$18,528	$20,016

We are gaining traction with our Medical Device customers and several of our larger Industrial customers have increased their order position since the beginning of the year. The Aerospace and Defense orders are down from December 31, 2011 but consistent with March 31, 2011.  Two of our largest Defense customers account for the fluctuations.

Our backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

Gross profit percentage for the three months ended March 31, 2012 and 2011 was 10.6% and 11.0% of net sales, respectively.  Mix of product and services along with underutilized capacity accounts for the majority of the change in gross margin percentage and to a lesser extent people related costs.

Selling Expense:

Our selling expenses were $1.1 million or 3.8% of net sales and $0.9 million or 3.2% of net sales for the three months ended March 31, 2012 and 2011, respectively.  Our selling expense increase in the first quarter of 2012 comes from investing in more resources for our business development infrastructure and marketing initiatives.

General and Administrative Expense:

Our general and administrative expenses were $1.6 million or 5.6% of net sales and $2.0 million or 6.8% of net sales for the three months ended March 31, 2012 and 2011, respectively.  People related expenses for open positions and redeployment into manufacturing and sales functions account for the majority of the decrease.

Other Income (Expense):

Other expense for the three months ended March 31, 2012 was $0.1 million compared to other income of $0.7 million for the three months ended March 31, 2011.  Other income in the first quarter of 2011 relates primarily to a bargain purchase gain of $0.8 million from the Mankato acquisition in the first quarter of 2011.

Income Taxes:

Our effective tax rate for the three months ended December 31, 2012 and 2011 was 32% and 33%, respectively.  The effective tax rate for the year ended December 31, 2012 is expected to be 35% compared to 34% for the year ended December 31, 2011.

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

On March 31, 2012, we had an outstanding balance of $7.3 million under the line of credit and unused availability of $5.9 million supported by our borrowing base.  We believe our financing arrangements (see Note 3) and cash flows provided by operations will be sufficient to satisfy our future working capital needs.  Our working capital was $13.0 million and $12.3 million as of March 31, 2012 and December 31, 2011.  The increase in working capital relates primarily to the reclassification of the real estate term note from current liabilities to long term liabilities as a result of our new financing arrangement.

Net cash provided by operating activities for the three months ended March 31, 2012 was $2.7 million.  Income, non-cash items, timing of our payroll accruals, along with strong collections of accounts receivable accounted for the majority of the operating cash provided in the quarter.  Net cash used in operating activities for the three months ended March 31, 2011 was $3.9 million.  The cash flow used in operations for the three months ended March 31, 2011 was primarily the result of working capital requirements needed to support the newly acquired Mankato operation, which included the purchase of approximately $4.0 million of inventory.

Net cash used in investing activities of $0.5 million for the three months ended March 31, 2012 is comprised of $0.5 million in property and equipment purchases to support the business.

Net cash used in financing activities for the three months ended March 31, 2012 was $2.2 million, mainly due to repayments on the line of credit of $2.1 million and payments on long-term debt of $0.1 million.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes in these critical accounting policies since December 31, 2011.  Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results could differ from these estimates.

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

Please refer to forward-looking statements and risks as previously disclosed in our report on Form 10-K for the fiscal year ended December 31, 2011.

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

ITEM 6. EXHIBITS

Exhibits

10.10                                           Fourth Amendment to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association

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

32                                                          Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101                                                    Financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Consolidated Financial Statements tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiary

Date: May 11, 2012	by	/s/ Michael J. Degen

Michael J. Degen
President and Chief
Executive Officer

Date: May 11, 2012	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer