Form 10-Q
period 2012-06-30
NORTECH SYSTEMS INC
filed 2012-08-10
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of $.01 par value common stock outstanding at July 31, 2012 - 2,742,992

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$—	$—
Accounts Receivable, Less Allowance for Uncollectible Accounts	15,642,510	16,720,462
Inventories	18,893,504	19,029,593
Prepaid Expenses	718,829	572,140
Income Taxes Receivable	—	170,292
Deferred Income Taxes	978,000	805,000
Total Current Assets	36,232,843	37,297,487

Property and Equipment, Net	9,178,156	9,083,874
Finite Life Intangible Assets, Net of Accumulated Amortization	47,664	61,547
Other Assets	339,235	339,235
Total Assets	$45,797,898	$46,782,143

	JUNE 30	DECEMBER 31
	2012	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of Credit	$8,268,737	$9,345,044
Current Maturities of Long-Term Debt	370,340	1,310,210
Accounts Payable	10,073,981	11,333,013
Accrued Payroll and Commissions	2,399,955	2,170,852
Other Accrued Liabilities	981,803	852,936
Income Taxes Payable	57,764	—
Total Current Liabilities	22,152,580	25,012,055

Long-Term Liabilities
Long-Term Debt, Net of Current Maturities	2,510,328	812,917
Deferred Income Taxes	249,000	271,000
Other Long-Term Liabilities	131,466	180,378
Total Long-Term Liabilities	2,890,794	1,264,295

Total Liabilities	25,043,374	26,276,350
Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,742,992 Shares Issued and Outstanding at both June 30, 2012 and December 31, 2011	27,430	27,430
Additional Paid-In Capital	15,725,392	15,725,392
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	4,814,638	4,565,907
Total Shareholders’ Equity	20,754,524	20,505,793
Total Liabilities and Shareholders’ Equity	$45,797,898	$46,782,143

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	JUNE 30
	2012	2011

Net Sales	$28,033,345	$27,796,576

Cost of Goods Sold	24,941,591	24,561,236

Gross Profit	3,091,754	3,235,340

Operating Expenses:
Selling Expenses	1,152,808	871,409
General and Administrative Expenses	1,620,360	2,024,797
Total Operating Expenses	2,773,168	2,896,206

Income From Operations	318,586	339,134

Other Expense
Interest Expense	(100,303)	(142,093)
Miscellaneous Expense, net	(16,358)	(26,947)
Total Other Expense	(116,661)	(169,040)

Income Before Income Taxes	201,925	170,094

Income Tax Expense	76,000	24,000

Net Income	$125,925	$146,094

Earnings Per Common Share:

Basic and Diluted	$0.05	$0.05
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings Per Common Share	2,742,992	2,742,992

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2012	2011

Net Sales	$56,394,259	$56,794,773

Cost of Goods Sold	50,294,270	50,363,268

Gross Profit	6,099,989	6,431,505

Operating Expenses:
Selling Expenses	2,240,624	1,800,793
General and Administrative Expenses	3,212,349	4,004,916
Total Operating Expenses	5,452,973	5,805,709

Income From Operations	647,016	625,796

Other Income (Expense)
Interest Expense	(237,063)	(262,085)
Bargain Purchase Gain	—	791,615
Miscellaneous Expense, net	(26,223)	(46,044)
Total Other Income (Expense)	(263,286)	483,486

Income Before Income Taxes	383,730	1,109,282

Income Tax Expense	135,000	337,000

Net Income	$248,730	$772,282

Earnings Per Common Share:

Basic and Diluted	$0.09	$0.28
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings Per Common Share	2,742,992	2,742,992

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2012	2011
Cash Flows From Operating Activities
Net Income	$248,730	$772,282
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	915,176	971,993
Amortization	13,883	70,302
Stock-Based Compensation	—	15,862
Interest on Swap Valuation	—	(18,140)
Bargain Purchase Gain	—	(791,615)
Deferred Income Taxes	(195,000)	191,000
Loss on Disposal of Property and Equipment	(499)	2,744
Changes in Current Operating Items, Net of Effects of Business Acquisitions
Accounts Receivable	1,077,952	(47,592)
Inventories	136,089	(5,416,349)
Prepaid Expenses and Other Assets	(146,689)	(135,740)
Income Taxes Receivable / Payable	228,056	133,940
Accounts Payable	(1,259,032)	(991,849)
Accrued Payroll and Commissions	229,103	798,052
Other Accrued Liabilities	81,338	(222,346)
Net Cash Provided by (Used in) Operating Activities	1,329,107	(4,667,456)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	36,856	1,400
Business Acquisitions	—	(1,042,389)
Purchase of Property and Equipment	(1,047,253)	(355,110)
Net Cash Used in Investing Activities	(1,010,397)	(1,396,099)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Line of Credit	(1,076,307)	6,682,584
Proceeds from Long-Term Debt	1,085,970	1,380,904
Principal Payments on Long-Term Debt	(328,373)	(813,184)
Net Cash Provided by (Used in) Financing Activities	(318,710)	7,250,304

Net Increase in Cash	—	1,186,749
Cash - Beginning	—	230,582
Cash - Ending	$—	$1,417,331

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$192,572	266,413
Cash Paid During the Period for Income Taxes	87,602	—

Supplemental Noncash Investing and Financing Activities Due to Seller for Business Acquisition	$—	462,233

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

Stock Options

Following is the status of all stock options as of June 30, 2012, including changes during the six-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2012	623,600	$7.33
Forfeited	(11,250)	$7.83
Cancelled	(319,600)	$7.43
Outstanding - June 30, 2012	292,750	$7.19	2.97	$—
Exercisable - June 30, 2012	292,750	$7.19	2.97	$—

There were no options exercised during the three and six months ended June 30, 2012 and 2011.

Total compensation expense related to stock options for the three months ended June 30, 2012 and 2011 was $0 and $7,930, respectively.  Total compensation expense related to stock options for the six months ended June 30, 2012 and 2011 was $0 and $15,862, respectively.  As of June 30, 2012, there was no unrecognized compensation expense as all options were fully vested.

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

Total compensation expense related to these Units based on the estimated appreciation over their remaining terms was $11,195 and $5,931 for the three months ended June 30, 2012 and 2011,

respectively, and $14,005 and $32,472 for the six months ended June 30, 2012 and 2011, respectively.  At June 30, 2012 and December 31, 2011, approximately $76,000 and $62,000 have been accrued under this plan.  As of June 30, 2012, approximately $71,000 of this balance is included in Other Accrued Liabilities as it is an estimate of the amount to be paid within 12 months.  The remaining $5,000 balance at June 30, 2012 and all of the balance at December 31, 2011 are included in Other Long-Term Liabilities.

Earnings per Common Share

For the three and six months ended June 30, 2012 and 2011, the effect of all stock options is antidilutive.  Therefore, no outstanding options were included in the computation of per-share amounts.

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

Inventories are as follows:

	June 30	December 31
	2012	2011

Raw Materials	$14,047,395	$13,056,955
Work in Process	2,942,268	3,202,002
Finish Goods	3,260,052	3,880,764
Reserve	(1,356,211)	(1,110,128)

Total	$18,893,504	$19,029,593

Finite Life Intangible Assets

Finite life intangible assets at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	9	$79,373	$31,709	$47,664
Customer Base	0	676,557	676,557	—
Totals		$755,930	$708,266	$47,664

	December 31, 2011
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	10	$79,373	$29,106	$50,267
Customer Base	1	676,557	665,277	11,280
Totals		$755,930	$694,383	$61,547

Amortization expense for the three months ended June 30, 2012 and 2011 was $1,283 and $35,151, respectively.  Amortization expense for the six months ended June 30, 2012 and 2011 was $13,883 and $70,302, respectively.  Estimated future amortization expense related to these assets is as follows:

Remainder of 2012	$3,000
2013	5,000
2014	5,000
2015	5,000
2016	5,000
Thereafter	25,000
Total	$48,000

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

One customer accounted for 10% or more of our net sales for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
GE Medical Division	16%	15%	16%	15%
GE Transportation Division	10	9	7	7
Total GE Medical & Transportation Division	26%	24%	23%	22%

Accounts receivable from G.E.’s Medical and Transportation Divisions represented 20% and 17% of total accounts receivable at June 30, 2012 and December 31, 2011, respectively.

Export sales represented 6% of consolidated net sales for the three months ended June 30, 2012 and 2011.  Export sales represented 7% and 6% of net sales for the six months ended June 30, 2012 and 2011, respectively.

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

Both the line of credit and real estate term note are subject to variations in LIBOR rates.  The weighted-average interest rate on our line of credit was 3.7% and 3.8% for the three and six months ended June 30, 2012, respectively, while the weighted-average rate on our real estate term loan was 3.6% and 3.9% for the same periods.  The line of credit, real estate term note, and equipment term loans with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  On June 30, 2012, we had outstanding advances of $8.3 million under the line of credit, with unused availability of $4.3 million supported by our borrowing base and we were in compliance with all covenants.

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  Our effective tax rate for the three months ended June 30, 2012 was 38%, compared with 14% for the three months ended June 30, 2011, respectively.  The effective tax rate for the year ended December 31, 2012 is expected to be 37% compared to 32% for the year ended December 31, 2011.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Statutory federal tax provision	$63,000	$58,000	$125,000	$377,000
State income taxes	12,000	6,000	16,000	33,000
Income tax credits	(3,000)	(16,000)	(6,000)	(32,000)
Tax authority closing agreement	—	(96,000)	—	(96,000)
Change in uncertain tax positions	(2,000)	90,000	8,000	90,000
Other	6,000	(18,000)	(8,000)	(35,000)
Income tax expense	$76,000	$24,000	$135,000	$337,000

At June 30, 2012 we had $126,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.  The $8,000 increase from December 31, 2011 was related to 2012 state research and experimentation credits.

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

We paid $1,042,389 in cash at closing, $212,233 on July 1, 2011 and $250,000 on October 1, 2011.  As provided for in the purchase agreement, our July 1, 2011 required payment of $250,000 was reduced by $37,767 for acquired accounts receivable which were deemed uncollectible in the second quarter and assigned back to Winland.  As part of the acquisition we also agreed to purchase from Winland a minimum of $2,200,000 of inventories to be consumed over a period of 24 months.  We have exceeded this minimum requirement as of June 30, 2012.

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

Summary of Results:

For the quarter ended June 30, 2012, we reported net sales of $28.0 million compared to $27.8 million reported in the same quarter of 2011, a slight 1% increase.  Our 90-day backlog at June 30, 2012 was $17.3 million.  Both our sales and backlog position are showing mixed results due to the sluggish economy and its impact on many of our customers.

Our gross profit percentage for the three and six months ended June 30, 2012 was 11.0% and 10.8%, respectively.  The gross profit percentage for the three and six months ended June 30, 2011 was 11.6% and 11.3%, respectively.  The decrease in gross profit percentage from 2011 was due to product and service mix and under utilized plant capacity.  Income from operations was approximately $319,000 and $647,000 for the three and six months ended June 30, 2012, respectively and $339,000 and $626,000 for the three and six months ended June 30, 2011, respectively.

Net income for the second quarter of 2012 was $125,925 or $0.05 per diluted common share, compared to net income of $146,094 or $0.05 per diluted common share for the same period in 2011.  Net income for the six months ended June 30, 2012 was $248,730 or $0.09 per diluted common share, while net income for the same period in 2011 totaled $772,282 or $0.28 per diluted common share, with the net after tax impact of the non-operating gain increasing net income by $0.5 million or $0.20 per diluted common share.

Cash provided from operating activities was $1.3 million in the first six months of 2012.  Cash used in operating activities for the same period in 2011 was $4.7 million.  The cash used in 2011 was needed to fund the working capital needs of our Mankato acquisition.

(1.)        Results of Operations:

The following table presents statements of income data as percentages of total net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	89.0	88.4	89.2	88.7
Gross Profit	11.0	11.6	10.8	11.3

Selling Expenses	4.1	3.1	4.0	3.2
General and Administrative Expenses	5.8	7.3	5.7	7.0
Income from Operations	1.1	1.2	1.1	1.1

Bargain Purchase Gain	0.0	0.0	0.0	1.4
Other Expenses, Net	(0.4)	(0.6)	(0.5)	(0.5)
Income Before Income Taxes	0.7	0.6	0.6	2.0

Income Tax Expense	0.3	0.1	0.2	0.6
Net Income	0.4%	0.5%	0.4%	1.4%

Net Sales:

We reported net sales of $28.0 million and $27.8 million for the three months ended June 30, 2012 and 2011, respectively.  Net sales for the six months ended June 30, 2012 and 2011 were $56.4 million and $56.8 million, respectively.

Net sales by industry markets for the three and six month periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2012	2011	%	2012	2011	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	3,408	2,764	23	8,067	7,175	12
Medical	8,067	7,781	4	15,892	15,790	1
Industrial	16,558	17,251	-4	32,435	33,830	-4
Total Sales	28,033	27,796	1	56,394	56,795	-1

The Aerospace and Defense increase relates to delays in approving defense budgets and funding in 2011.  Medical sales are up slightly, while our Industrial customers continue to be impacted by the slow overall economy.

Backlog:

Our 90-day order backlog as of June 30, 2012 was approximately $17.3 million, compared to approximately $18.4 million at the beginning of the quarter and $22.8 million at June 30, 2011.  The biggest reduction in backlog relates to our Industrial customers and the sluggish economy.

Backlog by industry market is shown below.

	Backlog as of the Quarter Ended
	June 30	March 31	June 30
(in thousands)	2012	2012	2011

Aerospace and Defense	$3,275	$2,954	$4,025
Medical	5,858	5,858	6,314
Industrial	8,161	9,632	12,445
Total Backlog	$17,294	$18,444	$22,784

Gross Profit:

Gross profit as a percent of net sales for the three months ended June 30, 2012 and 2011 was 11.0% and 11.6% of net sales, respectively.  Gross profit percentage for the six months ended June 30, 2012 and 2011 was 10.8% and 11.3%, respectively.  Mix of product and services along with underutilized plant capacity accounts for the majority of the change in gross margin percentage.

Selling Expense:

Our selling expenses were $1.2 million or 4.1% of net sales and $0.9 million or 3.1% of net sales for the three months ended June 30, 2012 and 2011, respectively.  Selling expenses were $2.2 million or 4.0% of net sales and $1.8 million or 3.2% of net sales for the six months ended June 30, 2012 and 2011, respectively.  Our selling expense increase in 2012 comes from investing in more resources for our business development infrastructure and marketing initiatives.

General and Administrative Expense:

Our general and administrative expenses were $1.6 million or 5.8% of net sales and $2.0 million or 7.3% of net sales for the three months ended June 30, 2012 and 2011, respectively.  General and administrative expenses were $3.2 million or 5.7% of net sales and $4.0 million or 7.1% of net sales for the six months ended June 30, 2012 and 2011, respectively.  People related expenses for open positions and redeployment into manufacturing and sales functions account for the majority of the decrease in 2012.

Other Income (Expense):

Other expense was $0.1 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively.  Other expense was $0.3 million for the six months ended June 30, 2012 compared to other income of $0.5 million for the six months ended June 30, 2011.  Other income in the first six months of 2011 relates primarily to a bargain purchase gain of $0.8 million from the Mankato acquisition in the first quarter of 2011.

Income Taxes:

Our effective tax rate for the three and six months ended June 30, 2012 was 38% and 35%, respectively, compared with 14% and 30% for the three and six months ended June 30, 2011, respectively.  The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Statutory federal tax provision	$63,000	$58,000	$125,000	$377,000
State income taxes	12,000	6,000	16,000	33,000
Income tax credits	(3,000)	(16,000)	(6,000)	(32,000)
Tax authority closing agreement	—	(96,000)	—	(96,000)
Change in uncertain tax positions	(2,000)	90,000	8,000	90,000
Other	6,000	(18,000)	(8,000)	(35,000)
Income tax expense	$76,000	$24,000	$135,000	$337,000

Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years with cash flows generated from operations and an operating line of credit through WFB.  We also have real estate and equipment term loans.  Both the line of credit and real estate term note are subject to fluctuations in the LIBOR rates.  The line of credit, real estate term note, and equipment loans with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  The availability under our line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line of credit is secured by substantially all of our assets.

On June 30, 2012, we had outstanding advances of $8.3 million under the line of credit and unused availability of $4.3 million supported by our borrowing base.  We believe our financing arrangements (see Note 3) and cash flows provided by operations will be sufficient to satisfy our future working capital needs.  Our working capital was $14.0 million and $12.3 million as of June 30, 2012 and December 31, 2011.  The increase in working capital relates primarily to the reclassification of the real estate term note from current liabilities to long term liabilities as a result of our new financing arrangement and a reduction in advances outstanding under the line of credit.

Net cash provided by operating activities for the six months ended June 30, 2012 was $1.3 million.  Income and non-cash addbacks for depreciation and amortization accounted for the majority of the operating cash provided.  Net cash used in operating activities for the six months ended June 30, 2011 was $4.7 million.  The cash flow used in operations for the six months ended June 30, 2011 was primarily the result of working capital requirements needed to support the newly acquired Mankato operation, which included the purchase of approximately $4.2 million of inventory.

Net cash used in investing activities of $1.0 million for the six months ended June 30, 2012 is comprised primarily of property and equipment purchases to support the business.

Net cash used in financing activities for the six months ended June 30, 2012 was $0.3 million, mainly due to repayments on the line of credit of $1.1 million and payments on long-term debt of $0.3 million, offset by loan proceeds of $1.1 million.

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

101

Financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiary

Date: August 10, 2012	by	/s/ Michael J. Degen

Michael J. Degen
President and Chief
Executive Officer

Date: August 10, 2012	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer