Form 10-Q
period 2012-09-30
NORTECH SYSTEMS INC
filed 2012-11-14
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of $.01 par value common stock outstanding at November 1, 2012 - 2,742,992

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$—	$—
Accounts Receivable, Less Allowance for Uncollectible Accounts	15,493,550	16,720,462
Inventories	17,686,322	19,029,593
Prepaid Expenses	811,677	572,140
Income Taxes Receivable	46,024	170,292
Deferred Income Taxes	855,000	805,000
Total Current Assets	34,892,573	37,297,487

Property and Equipment, Net	9,143,005	9,083,874
Finite Life Intangible Assets, Net of Accumulated Amortization	46,301	61,547
Other Assets	339,235	339,235
Total Assets	$44,421,114	$46,782,143

	SEPTEMBER 30	DECEMBER 31
	2012	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of Credit	$7,875,648	$9,345,044
Current Maturities of Long-Term Debt	438,349	1,310,210
Accounts Payable	8,427,581	11,333,013
Accrued Payroll and Commissions	2,596,216	2,170,852
Other Accrued Liabilities	979,406	852,936
Total Current Liabilities	20,317,200	25,012,055

Long-Term Liabilities
Long-Term Debt, Net of Current Maturities	2,860,242	812,917
Deferred Income Taxes	241,000	271,000
Other Long-Term Liabilities	142,983	180,378
Total Long-Term Liabilities	3,244,225	1,264,295

Total Liabilities	23,561,425	26,276,350
Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,742,992 Shares Issued and Outstanding	27,430	27,430
Additional Paid-In Capital	15,725,392	15,725,392
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	4,919,803	4,565,907
Total Shareholders’ Equity	20,859,689	20,505,793
Total Liabilities and Shareholders’ Equity	$44,421,114	$46,782,143

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	SEPTEMBER 30
	2012	2011

Net Sales	$25,520,963	$28,318,158

Cost of Goods Sold	22,736,923	25,029,395

Gross Profit	2,784,040	3,288,763

Operating Expenses:
Selling Expenses	992,295	900,849
General and Administrative Expenses	1,463,074	1,967,776
Total Operating Expenses	2,455,369	2,868,625

Income From Operations	328,671	420,138

Other Expense
Interest Expense	(111,999)	(130,152)
Miscellaneous Expense, net	(54,507)	(9,121)
Total Other Expense	(166,506)	(139,273)

Income Before Income Taxes	162,165	280,865

Income Tax Expense	57,000	98,000

Net Income	$105,165	$182,865

Earnings Per Common Share:

Basic and Diluted	$0.04	$0.07
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings Per Common Share	2,742,992	2,742,992

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2012	2011

Net Sales	$81,915,222	$85,112,931

Cost of Goods Sold	73,031,193	75,392,663

Gross Profit	8,884,029	9,720,268

Operating Expenses:
Selling Expenses	3,232,919	2,701,642
General and Administrative Expenses	4,675,422	5,972,692
Total Operating Expenses	7,908,341	8,674,334

Income From Operations	975,688	1,045,934

Other Income (Expense)
Interest Expense	(349,062)	(392,237)
Bargain Purchase Gain	—	791,615
Miscellaneous Expense, net	(80,730)	(55,165)
Total Other Income (Expense)	(429,792)	344,213

Income Before Income Taxes	545,896	1,390,147

Income Tax Expense	192,000	435,000

Net Income	$353,896	$955,147

Earnings Per Common Share:

Basic and Diluted	$0.13	$0.35
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings Per Common Share	2,742,992	2,742,992

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2012	2011
Cash Flows From Operating Activities
Net Income	$353,896	$955,147
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	1,382,757	1,446,212
Amortization	15,246	105,452
Stock-Based Compensation	—	23,792
Interest on Swap Valuation	—	(18,140)
Bargain Purchase Gain	—	(791,615)
Deferred Income Taxes	(80,000)	185,000
Loss on Disposal of Property and Equipment	3,490	941
Changes in Current Operating Items, Net of Effects of Business Acquisitions
Accounts Receivable	1,226,912	(198,970)
Inventories	1,343,271	(5,287,685)
Prepaid Expenses and Other Assets	(239,537)	(165,016)
Income Taxes Receivable / Payable	124,268	224,941
Accounts Payable	(2,905,432)	1,220,948
Accrued Payroll and Commissions	425,364	142,454
Other Accrued Liabilities	83,709	(50,470)
Net Cash Provided by (Used in) Operating Activities	1,733,944	(2,207,009)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	36,856	1,400
Business Acquisitions	—	(1,042,389)
Purchase of Property and Equipment	(1,476,868)	(560,022)
Net Cash Used in Investing Activities	(1,440,012)	(1,601,011)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Line of Credit	(1,469,396)	3,648,695
Proceeds from Long-Term Debt	1,600,970	1,380,904
Principal Payments on Long-Term Debt	(425,506)	(1,452,161)
Net Cash Provided by (Used in) Financing Activities	(293,932)	3,577,438

Net Decrease in Cash	—	(230,582)
Cash - Beginning	—	230,582
Cash - Ending	$—	$—
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$293,740	386,612
Cash Paid During the Period for Income Taxes	116,155	—

Supplemental Noncash Investing and Financing Activities
Due to Seller for Business Acquisition	$—	250,000
Capital Expenditures in Accounts Payable	—	117,324

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

Stock Options

Following is the status of all stock options as of September 30, 2012, including changes during the nine-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2012	623,600	$7.33
Forfeited	(11,250)	$7.83
Cancelled	(319,600)	$7.43
Outstanding - September 30, 2012	292,750	$7.19	2.72	$—
Exercisable - September 30, 2012	292,750	$7.19	2.72	$—

There were no options exercised during the three and nine months ended September 30, 2012 and 2011.

Total compensation expense related to stock options for the three months ended September 30, 2012 and 2011 was $0 and $7,930, respectively.  Total compensation expense related to stock options for the nine months ended September 30, 2012 and 2011 was $0 and $23,792, respectively.  As of September 30, 2012, there was no unrecognized compensation expense as all options were fully vested.

In January 2012, the Board of Directors terminated the 2007 FOCUS Incentive plan and as a result all 319,600 outstanding stock options under this plan were cancelled.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (the “2010 Plan”).  The total number of Equity Appreciation Right Units (Units) the Plan can issue shall not exceed an aggregate of 750,000 Units, of which 100,000 Units were granted during the year ended December 31, 2010 with a redemption date of December 31, 2012.  On March 7, 2012, we granted an additional 250,000 Units with redemption dates ranging from December 31, 2014 through December 31, 2016.

The 2010 Plan provides that Units granted shall fully vest three years from the designated base date unless terminated earlier.  Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date.  Unit redemption payments under this plan shall be paid in cash within 90 days after we determine the book value of the Units as of the calendar year immediately preceding the redemption date.

Total compensation expense related to these Units based on the estimated appreciation over their remaining terms was $4,690 and $10,193 for the three months ended September 30, 2012 and 2011, respectively, and $18,695 and $42,655 for the nine months ended September 30, 2012 and 2011, respectively.  At September 30, 2012 and December 31, 2011, approximately $81,000 and $62,000 have been accrued under this plan.  As of September 30, 2012, approximately $74,000 of this balance is included in Other Accrued Liabilities as it is an estimate of the amount to be paid within 12 months.  The remaining $7,000 balance at September 30, 2012 and all of the balance at December 31, 2011 are included in Other Long-Term Liabilities.

Earnings per Common Share

For the three and nine months ended September 30, 2012 and 2011, the effect of all stock options is antidilutive.  Therefore, no outstanding options were included in the computation of per-share amounts.

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

Inventories are as follows:

	September 30	December 31
	2012	2011

Raw Materials	$13,713,514	$13,056,955
Work in Process	3,006,721	3,202,002
Finished Goods	2,447,632	3,880,764
Reserve	(1,481,545)	(1,110,128)

Total	$17,686,322	$19,029,593

Finite Life Intangible Assets

Finite life intangible assets at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	9	$79,373	$33,072	$46,301
Customer Base	0	676,557	676,557	—
Totals		$755,930	$709,629	$46,301

	December 31, 2011
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	10	$79,373	$29,106	$50,267
Customer Base	1	676,557	665,277	11,280
Totals		$755,930	$694,383	$61,547

Amortization expense for the three months ended September 30, 2012 and 2011 was $1,363 and $35,150, respectively.  Amortization expense for the nine months ended September 30, 2012 and 2011 was $15,246 and $105,452, respectively.  Estimated future amortization expense related to these assets is as follows:

Remainder of 2012	$1,000
2013	5,000
2014	5,000
2015	5,000
2016	5,000
Thereafter	25,000
Total	$46,000

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

One customer accounted for 10% or more of our net sales for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
GE Medical Division	16%	18%	17%	16%
GE Transportation Division	7	9	7	8
Total GE Medical & Transportation Division	23%	27%	24%	24%

Accounts receivable from G.E.’s Medical and Transportation Divisions represented 17% of total accounts receivable at September 30, 2012 and December 31, 2011.

Export sales represented 6% of consolidated net sales for the three and nine months ended September 30, 2012 and 2011.

NOTE 3. FINANCING ARRANGEMENTS

On May 2, 2012 we entered into the fourth amendment to the third amended and restated credit agreement with Wells Fargo Bank (WFB).  The credit agreement with WFB provides for a line of credit arrangement of $13.5 million, which expires if not renewed, on May 31, 2015.  The credit arrangement also has a $1.8 million real estate term note with a maturity date of March 31, 2027 which replaces the $0.9 million real estate term note that was to expire on May 31, 2012, and a new term loan of up to $2.0 million for capital expenditures to be made prior to December 31, 2013 with a maturity date of May 31, 2015.  At September 30, 2012 we’ve used $0.7 million of the $2.0 million

Both the line of credit and real estate term note are subject to variations in LIBOR rates.  The weighted-average interest rate on our line of credit was 3.8% for the three and nine months ended September 30, 2012, while the weighted-average rate on our real estate term loan was 4.1% and 4.0% for the same periods, respectively.  The line of credit, real estate term note, and equipment term loans with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  On September 30, 2012, we had outstanding advances of $7.9 million under the line of credit, with unused availability of $4.5 million supported by our borrowing base and we were in compliance with all covenants.

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  Our effective tax rate for the three months ended September 30, 2012 and 2011 was 35%.  The effective tax rate for the year ended December 31, 2012 is expected to be 36% compared to 32% for the year ended December 31, 2011.  The increase is principally due to the fact that the federal government has not yet extended the research and development credit for the 2012 tax year.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Statutory federal tax provision	$61,000	$96,000	$186,000	$473,000
State income taxes	2,000	8,000	18,000	41,000
Income tax credits	(4,000)	(20,000)	(10,000)	(52,000)
Tax authority closing agreement	—	—	—	(96,000)
Change in uncertain tax positions	10,000	5,000	18,000	95,000
Other	(12,000)	9,000	(20,000)	(26,000)
Income tax expense	$57,000	$98,000	$192,000	$435,000

At September 30, 2012, we had $136,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.  The $18,000 increase from December 31, 2011 was mostly related to 2012 state research and experimentation credits.

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

Summary of Results:

For the quarter ended September 30, 2012, we reported net sales of $25.5 million compared to $28.3 million reported in the same quarter of 2011, a 10% decrease.  Our 90-day backlog at September 30, 2012 was $16.8 million, down from $17.3 at June 30, 2012.  Our industrial customers continue to be impacted the hardest by economic uncertainty and a sluggish economy and account for the majority of the decrease in sales and backlog.

Our gross profit percentage for the three and nine months ended September 30, 2012 was 10.9% and 10.8%, respectively.  The gross profit percentage for the three and nine months ended September 30, 2011 was 11.6% and 11.4%, respectively.  Gross profit percentage is being negatively affected by the underutilization of plant capacity mostly offset by a favorable product mix.

Income from operations was approximately $329,000 and $976,000 for the three and nine months ended September 30, 2012, respectively and $420,000 and $1,046,000 for the three and nine months ended September 30, 2011, respectively.  We implemented a number of cost reduction and cost containment actions in the third quarter to help soften the impact of the sales decrease.

Net income for the third quarter of 2012 was $105,165 or $0.04 per diluted common share, compared to net income of $182,865 or $0.07 per diluted common share for the same period in 2011.  Net income for the nine months ended September 30, 2012 was $353,896 or $0.13 per diluted common share, while net income for the same period in 2011 totaled $955,147 or $0.35 per diluted common share, with the net after tax impact of the non-operating gain increasing net income by $0.5 million or $0.20 per diluted common share.

Cash provided from operating activities was $0.4 million in the third quarter and $1.7 million in the first nine months of 2012.  Cash used in operating activities for the first nine months of 2011 was $2.2 million.  The cash used in 2011 was needed to fund the working capital needs of our Mankato acquisition.

(1.)        Results of Operations:

The following table presents statements of income data as percentages of total net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	89.1	88.4	89.2	88.6
Gross Profit	10.9	11.6	10.8	11.4

Selling Expenses	3.9	3.2	3.9	3.2
General and Administrative Expenses	5.7	6.9	5.7	7.0
Income from Operations	1.3	1.5	1.2	1.2

Bargain Purchase Gain	0.0	0.0	0.0	0.9
Other Expenses, Net	(0.7)	(0.5)	(0.5)	(0.5)
Income Before Income Taxes	0.6	1.0	0.7	1.6

Income Tax Expense	0.2	0.3	0.2	0.5
Net Income	0.4%	0.7%	0.5%	1.1%

Net Sales:

We reported net sales of $25.5 million and $28.3 million for the three months ended September 30, 2012 and 2011, respectively.  Net sales for the nine months ended September 30, 2012 and 2011 were $81.9 million and $85.1 million, respectively.

Net sales by industry markets for the three and nine month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2012	2011	%	2012	2011	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	3,756	3,774	(0)	11,823	10,949	8
Medical	8,192	8,503	-4	24,084	24,293	-1
Industrial	13,573	16,041	-15	46,008	49,871	-8
Total Sales	25,521	28,318	-10	81,915	85,113	-4

Our Aerospace and Defense sales were flat for the quarter and up for the nine months due to 2011 funding delays.  We continue to see activity in smaller new projects but not large multi-year opportunities.  Our Medical customers began adjusting their inventory levels down as a result of not experiencing the growth anticipated for the second half of 2012.  And our Industrial customers are being negatively affected by the poor economic conditions in the markets they serve.

Backlog:

Our 90-day order backlog as of September 30, 2012 was approximately $16.8 million, compared to approximately $17.3 million at the beginning of the quarter.  Again, as we end the quarter we are getting mixed results.  Our Aerospace and Defense backlog is flat, our Medical backlog is experiencing increased activity with our medical device customers and our Industrial backlog is down due to the economy.

Backlog by industry market is shown below:

	Backlog as of the Quarter Ended
	September 30	June 30
(in thousands)	2012	2012
Aerospace and Defense	$3,196	$3,275
Medical	6,288	5,858
Industrial	7,308	8,161
Total Backlog	$16,792	$17,294

Gross Profit:

Gross profit as a percent of net sales for the three months ended September 30, 2012 and 2011 was 10.9% and 11.6% of net sales, respectively.  Gross profit percentage for the nine months ended September 30, 2012 and 2011 was 10.8% and 11.4%, respectively.  Gross profit percentage is being negatively affected by the underutilization of plant capacity mostly offset by favorable mix of product.

Selling Expense:

Our selling expenses were $1.0 million or 3.9% of net sales and $0.9 million or 3.2% of net sales for the three months ended September 30, 2012 and 2011, respectively.  Selling expenses were $3.2 million or 3.9% of net sales and $2.7 million or 3.2% of net sales for the nine months ended September 30, 2012 and 2011, respectively.  Our selling expenses are up slightly as we continue to invest in business development infrastructure and marketing initiatives in an effort to stimulate sales.

General and Administrative Expense:

Our general and administrative expenses were $1.5 million or 5.7% of net sales and $2.0 million or 6.9% of net sales for the three months ended September 30, 2012 and 2011, respectively.  General and administrative expenses were $4.7 million or 5.7% of net sales and $6.0 million or 7.0% of net sales for the nine months ended September 30, 2012 and 2011, respectively.  People and positions were redeployed into manufacturing and sales functions in 2012 and additional budget cuts were implemented as a result of the lower customer demand.

Other Income (Expense):

Other expense was $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively.  Other expense was $0.4 million for the nine months ended September 30, 2012 compared to other income of $0.3 million for the nine months ended September 30, 2011.  Other income in the first nine months of 2011 relates primarily to a bargain purchase gain of $0.8 million from the Mankato acquisition in the first quarter of 2011.

Income Taxes:

Our effective tax rate for the three and nine months ended September 30, 2012 was 35% compared with 35% and 31% for the three and nine months ended September 30, 2011, respectively.  The nine month increase is due to the fact that the federal government has not yet extended the research and development credit for the 2012 tax year.  The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Statutory federal tax provision	$61,000	$96,000	$186,000	$473,000
State income taxes	2,000	8,000	18,000	41,000
Income tax credits	(4,000)	(20,000)	(10,000)	(52,000)
Tax authority closing agreement	—	—	—	(96,000)
Change in uncertain tax positions	10,000	5,000	18,000	95,000
Other	(12,000)	9,000	(20,000)	(26,000)
Income tax expense	$57,000	$98,000	$192,000	$435,000

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

On September 30, 2012, we had outstanding advances of $7.9 million under the line of credit and unused availability of $4.5 million supported by our borrowing base.  We believe our financing arrangements (see Note 3) and cash flows provided by operations will be sufficient to satisfy our future working capital needs.  Our working capital was $14.6 million and $12.3 million as of September 30, 2012 and December 31, 2011, respectively.  The increase in working capital relates primarily to the reclassification of the real estate term note from current liabilities to long term liabilities as a result of our new financing arrangement and a reduction in accounts payable and advances outstanding under the line of credit.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $1.7 million.  Income and non-cash addbacks for depreciation and amortization, and decreases in inventories and accounts receivable accounted for the majority of the operating cash provided, offset by decreased accounts payable.  Net cash used in operating activities for the nine months ended September 30, 2011 was $2.2 million.  The cash flow used in operations for the nine months ended September 30, 2011 was primarily the result of working capital requirements needed to support the newly acquired Mankato operation, which included the purchase of approximately $4.1 million of inventory.

Net cash used in investing activities of $1.4 million for the nine months ended September 30, 2012 is comprised primarily of property and equipment purchases to support the business.

Net cash used in financing activities for the nine months ended September 30, 2012 was $0.3 million, mainly due to repayments on the line of credit of $1.5 million and payments on long-term debt of $0.4 million, offset by loan proceeds of $1.6 million.

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

101

Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiary

Date: November 14, 2012	by	/s/ Michael J. Degen

Michael J. Degen
President and Chief
Executive Officer

Date: November 14, 2012	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Financial Officer