Form 10-K
period 2012-12-31
NORTECH SYSTEMS INC
filed 2013-03-08
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257
State of Incorporation: Minnesota
IRS Employer Identification No. 41-1681094
Executive Offices: 1120 Wayzata Blvd E., Suite 201, Wayzata, MN 55391
Telephone number: (952) 345-2244

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Capital Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $3.60 per share, was $3,294,115 on June 30, 2012.

         Shares of common stock outstanding at February 28, 2013: 2,742,992.

         (The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2012 Annual Shareholders' Meeting have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, the end of our fiscal year.

        (The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10K

NORTECH SYSTEMS INCORPORATED
FORM 10-K
For the Year Ended December 31, 2012

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

GENERAL

        We are an Electronic Manufacturing Services (EMS) contract manufacturing company with our headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. We maintain facilities in Minnesota including Bemidji, Blue Earth, Milaca, Mankato, Baxter, and Merrifield; as well as Augusta, Wisconsin and Monterrey, Mexico. We offer a full service of value-added technical and manufacturing services and support including design, testing, prototyping, and supply chain management. Our manufacturing services include complete medical devices, printed circuit board assemblies, wire and cable assemblies, and complex higher level electromechanical assemblies. The vast majority of our revenue is derived from products built to the customer's design specifications.

        Our breadth of manufacturing, technical expertise and experience make us very attractive to our broad customer base. Many of our customers are original equipment manufacturers (OEMs) in the Aerospace and Defense, Medical and Industrial markets. The diversity in the markets we serve is an advantage in dealing with the effects of fluctuations from the economy and competition. In the design phase, we provide technical support, expertise in design for manufacturing and testing capabilities that allow our customer programs to get to production faster while meeting both their quality and cost requirements. Our customers rely on our expertise in manufacturing and supply chain to manage and reduce cost over the life cycle of their products. This requires a strong relationship with our customers based on a trusting partnership as we perform as an extension of their operations.

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

        The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the time of the acquisition:

Accounts receivable	$1,914,723
Property, plant and equipment	2,451,000
Accounts payable assumed	(1,772,334)
Lease payoff	(259,385)

Net assets acquired	2,334,004
Purchase price	1,542,389

Bargain purchase gain	$791,615

        We recognized a $791,615 bargain purchase gain related to the excess fair value over the purchase price for the assets acquired in the first quarter of 2011.

        In December 2012, we purchased the Winland Electronics building in Mankato, Minnesota for $2,650,000 which we had previously leased for $304,500 annually.

BUSINESS SEGMENT

        All of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services (EMS) industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers' requirements. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our financial information is consolidated and evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

BUSINESS STRATEGY

        The EMS industry has evolved into a dynamic, high-tech global electronics contract services industry. We continue to expand our capabilities to better meet these changing market requirements. Along with offering technical expertise in our quality processes, design applications and testing, we are also increasing our focus on supplier-managed inventory services and the cost drivers throughout the supply chain. Our Mexico operation allows us to take advantage of lower-cost alternatives for our customers and remain competitive in the marketplace.

        We continue to pursue acquisitions, mergers, and/or joint ventures of companies in the EMS industry to remain competitive, grow our customer base and increase revenues. Our strategic objectives and our history have been based on both organic and acquired growth.

        Our quality systems and processes are based on International Standards Organization (ISO) standards with all facilities certified to the latest version of the ISO 9001 and/or Aerospace Systems (AS) 9100 standards. We also have ISO 13485 certification which recognizes our quality management systems applicable to contract design, manufacture and repair of assemblies for the medical industry. Our Milaca operation is a U.S. Food and Drug Administration (FDA) registered facility. We believe these certifications and registrations benefit our customer base and increase our chances of attracting new business opportunities.

        We are committed to quality, cost effectiveness and responsiveness to customer requirements. To achieve these objectives we have invested in Restriction of Hazardous Substances (ROHS/lead free) processing, equipment, plant capacity studies, people, enterprise resource planning (ERP) systems, and lean manufacturing and supply chain management techniques at our facilities. We are committed to continuous improvement and have invested in training our people to identify and act on improvement opportunities. We maintain a diversified customer base and expand into other capabilities and services when there is a fit with our core competencies and strategic vision.

MARKETING

        We concentrate our marketing efforts in the Aerospace and Defense, Medical and Industrial markets. Our marketing strategy emphasizes the breadth of our manufacturing, supply chain and engineering services and reflects the complete turnkey solution for meeting our customers' current and future requirements. Our strength is managing low volume, high mix customer demand. This requires us to have close customer relationships and operational flexibility to manage the variation of product demands.

        Our customer emphasis continues to be on mature companies, which require an electronic manufacturing partner with a high degree of manufacturing and quality sophistication, including statistical process control (SPC), statistical quality control (SQC), ISO, Military Specifications (Mil Spec), AS 9100 and FDA facility registration. We continue efforts to penetrate our existing customer base and expand market opportunities with participation in industry publications and selected trade shows. We target customers who value proven manufacturing performance, design and application engineering expertise and who value the flexibility to manage the supply chain of a high mix of products and services. We market our services through our in-house sales force and independent manufacturers' representatives.

SOURCES AND AVAILABILITY OF MATERIALS

        We currently purchase the majority of our electronic components directly from electronic component manufacturers and large electronic distributors. On occasion some of our components may be placed on a stringent allocation basis; however, we are not currently experiencing any major material purchasing or availability problems.

MAJOR CUSTOMERS

        Our largest customer has two divisions that collectively account for 24% and 23% of net sales for the years ended December 31, 2012 and 2011, respectively.

PATENTS AND LICENSES

        We are not presently dependent on a proprietary product requiring licensing, patent, copyright or trademark protection. There are no revenues derived from a service-related business for which patents, licenses, copyrights and trademark protection are necessary for successful operations.

COMPETITION

        The contract manufacturing EMS industry's competitive makeup includes small closely held contract manufacturing companies, large global full-service contract manufacturers, company-owned in-house manufacturing facilities and foreign contract manufacturers. We do not believe that the small closely held operations pose a significant competitive threat in the markets and customers we serve, as they generally do not have the complete manufacturing and engineering services or capabilities required by our target customers. We do believe the larger global full service and foreign manufacturers are more focused on higher volume customer engagements and we do not see them as our primary competition. We continue to see opportunities with OEM companies that have their own in-house electronic manufacturing capabilities as they evaluate their internal costs and investments against outsourcing to contract manufacturers. The willingness of foreign manufacturers to "stock" finished product at warehouse locations in the United States is a competitive advantage, however, their inability to react to engineering, product or schedule changes is a disadvantage and plays into our strength. We do see trends of the low volume, high mix customer demand going to a regional supply base. For North American manufacturing, this is a good fit with our US operations and our Mexico operation.

RESEARCH AND DEVELOPMENT

        We perform research and development for customers on an as requested and program basis for development of conceptual engineering and design activities prior to manufacturing the products. We did not expend significant dollars in 2012 or 2011 on company-sponsored product research and development.

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

EMPLOYEES

        We have 641 full-time and 76 part-time/temporary employees as of December 31, 2012. Manufacturing personnel, including direct, indirect support and sales functions, comprise 615 employees, while general administrative employees total 26. At December 31, 2011 we had 710 full-time and 97 part-time/temporary employees. The decrease is due to adjusting to customer demand and attrition.

FOREIGN OPERATIONS AND EXPORT SALES

        We have a leased manufacturing facility in Monterrey, Mexico with approximately $389,000 in long-term assets at December 31, 2012. Export sales represented 7% and 6% of net sales for the years ended December 31, 2012 and 2011, respectively.

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

        Our largest customer has two divisions that account for 24% and 23% of net sales for the years ended December 31, 2012 and 2011, respectively.

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

If we fail to comply with the covenants contained in our credit agreement we may be unable to secure additional financing and repayment obligations on our outstanding indebtedness may be accelerated.

        Our credit agreement contains financial and operating covenants with which we must comply. As of December 31, 2012, we were in compliance with these covenants. However, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

        As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.        PROPERTIES

ADMINISTRATION

        Our Corporate Headquarters consists of approximately 5,000 square feet located in Wayzata, Minnesota, a western suburb of Minneapolis, Minnesota. The Corporate Headquarters has a lease with a five-year term that expires on July 31, 2015. A portion of the Bemidji facility is used for corporate financial and information systems shared services.

MANUFACTURING FACILITIES

        Our manufacturing facilities as described below are in good operating condition and are suitable for our needs. We believe our overall production capacity is sufficient to handle our foreseeable manufacturing needs and customer requirements.

Location	Own/Lease	Lease End Date	Square Feet Manufacturing Space	Square Feet Office Space	Total Square Feet
Bemidji, MN	Own		56,000	13,000	69,000
Blue Earth, MN	Own		92,000	48,000	140,000
Merrifield, MN	Own		34,000	12,000	46,000
Baxter, MN	Lease	Month to Month	5,000	2,000	7,000
Milaca, MN	Lease	July 31, 2013	15,000	5,000	20,000
Mankato, MN	Own		43,000	15,000	58,000
Augusta, WI	Own		15,000	5,000	20,000
Monterrey, Mexico	Lease	June 30, 2013	29,000	1,000	30,000

        In December 2011, we sold a 16,000 square foot building in Fairmont, Minnesota. We still own one building in Fairmont which contains approximately 21,000 square feet and is classified as held for sale.

        In December 2012, we purchased a 58,000 square foot building in Mankato, Minnesota which we had previously leased from Winland Electronics.

ITEM 3.        LEGAL PROCEEDINGS

        From time to time, we are involved in ordinary, routine or regulatory legal proceedings incidental to the business. When a loss is deemed probable and reasonably estimable an amount is recorded in our financial statements. We currently are not a party to any material legal proceeding.

ITEM 4.        MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of February 28, 2013, there were 772 shareholders of record. Our stock is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Capital Market under the symbol "NSYS". We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2012 or 2011. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, any limitations on payments of dividends present in our current or future debt agreements, and other factors.

        Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High
March 31, 2012	$3.20	$4.18
June 30, 2012	$3.02	$4.29
September 30, 2012	$3.07	$3.87
December 31, 2012	$2.65	$3.52
March 31, 2011	$4.00	$4.92
June 30, 2011	$3.51	$4.07
September 30, 2011	$3.04	$3.90
December 31, 2011	$2.51	$3.37

        Sales of Unregistered Securities:

        We did not have any unregistered sales of equity securities in 2012.

        Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

        We did not make any purchases of our equity securities in 2012.

EQUITY COMPENSATION PLAN INFORMATION

        Certain information with respect to our equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.        SELECTED FINANCIAL DATA

        As a smaller reporting company, we are not required to provide the information required by this Item.

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

        The vast majority of our revenue is derived from products built to the customer's design specifications following a wide range of manufacturing process, from simple to highly complex. During 2012, we continued our supply chain and lean manufacturing initiatives designed to reduce costs, improve asset utilization and increase responsiveness to customers. Our initiatives focused on improving quality and on-time delivery as well as improving our manufacturing processes and yields by doing it right the first time. Our goal is to expand and diversify our customer base by focusing on sales and marketing efforts that fit our value-added service strategy. Our Mexico operation allows for lower cost production alternatives when the opportunities are presented.

        Our net sales in 2012 were $106.9 million, a decrease of 6% compared to 2011. The lower revenue was largely caused by shortfalls in sales and orders from our existing industrial customers that are being hit the hardest by the uncertainty in the economy. Our customers are still wary about carrying large amounts of inventory and their ability to accurately forecast future demand.

        Our 90-day backlog at December 31, 2012 was $18.3 million, compared to $18.5 million at the end of 2011. Total backlog was flat but there were significant fluctuations within the Medical and Industrial markets. Medical backlog was up 24%, Defense backlog was relatively flat, down only 2%, and Industrial backlog was down 17%.

        Our gross profit as a percentage of net sales was 11.6% and 11.7% for the years ended December 31, 2012 and 2011, respectively. Gross profit percentage was negatively impacted by the underutilization of plant capacity and lower volume, largely offset by favorable product mix and cost reductions.

        Income from operations totaled $1.5 million for the years ended December 31, 2012 and 2011. Our net income in 2012 was $0.6 million or $0.23 per diluted common share. Net income totaled $1.2 million or $0.43 per diluted common share in 2011; $0.7 million or $0.24 per diluted common share excluding the bargain purchase gain of $0.5 million, net of tax, resulting from the Winland acquisition.

        Cash provided by operating activities for the year ended December 31, 2012 was $4.6 million. The cash provided in 2012 came from profits, depreciation, a strong collection year in accounts receivables and a reduction in inventory spending compared to the prior year. Cash used in operating activities for the year ended 2011 was $0.9 million. The cash used in 2011 was needed to fund the working capital needs of our Winland acquisition, including significant inventory purchases. We believe our financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs through the foreseeable future.

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

Allowance for Doubtful Accounts:

        When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on outstanding accounts receivable. A considerable amount of judgment is required when assessing the realizability of accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We have historically not experienced significant bad debts expense and believe the reserve is adequate for any exposure to loss in the December 31, 2012 accounts receivable.

Inventory Reserves:

        Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process that is used to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We believe the total reserve at December 31, 2012 is adequate.

Long-Lived Asset Impairment:

        We evaluate long-lived assets, primarily property and equipment, as well as the related amortization periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to dispose. We recorded impairment charges in 2012 and 2011 of $127,000 and $53,000, respectively. The impairment charges in 2012 and 2011 relate to buildings held for sale in Fairmont, MN.

Valuation Allowance:

        We record valuation allowances against our deferred tax assets when necessary. Realization of deferred tax assets (such as state net operating loss carry forwards) is dependent on future taxable earnings and therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against these assets, thereby increasing income tax expense or decreasing the income tax benefit in the period the determination is made. As of December 31, 2012, we expect to recover our deferred tax assets in their entirety, and thus no valuation allowance was deemed necessary.

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

        No matters have come to our attention since December 31, 2012 that would cause the estimates included in the consolidated financial statements to change materially.

OPERATING RESULTS

        The following table presents our statements of income data as percentages of net sales for the indicated year:

	2012	2011
Net Sales	100.0%	100.0%
Cost of Goods Sold	88.4	88.3

Gross Profit	11.6	11.7
Selling Expenses	4.0	3.2
General and Administrative Expenses	6.2	7.2
Income from Operations	1.4	1.3
Other (Income) Expenses, Net	0.5	(0.2)
Income Tax Expense	0.3	0.5

Net Income	0.6%	1.0%

Net sales:

        For the years ended December 31, 2012 and 2011, we had net sales of $106.9 million and $114.2 million, respectively, a decrease of 6%. Net sales by our major EMS industry markets for the years ended December 31, 2012 and 2011 are as follows:

(in thousands)	2012 $	2011 $	% Change
Aerospace and Defense	15,698	16,478	(5)
Medical	32,532	33,378	(3)
Industrial	58,707	64,380	(9)

Total Net Sales	106,937	114,236	(6)

        Net sales to our Aerospace and Defense and Medical customers are down slightly compared to 2011 levels. The Defense markets and programs continue to feel the effects of funding and potential budget cuts, while the Medical markets were adjusting to new regulations resulting from the new health care act. The decrease in sales to the Industrial market relates to uncertainty in the overall economy.

Backlog:

        Our 90 day backlog was approximately $18.3 million on December 31, 2012, compared to $18.5 million at December 31, 2011. Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter. As we end the year we are getting mixed results. Our Aerospace and Defense backlog is flat, our Medical backlog is experiencing increased activity with our medical device customers and our Industrial backlog is down due to continued economic pressures.

	Backlog as of the Year Ended December 31
			% Change
(in thousands)	2012	2011
Aerospace and Defense	$3,789	$3,855	(2)
Medical	7,017	5,657	24
Industrial	7,500	9,016	(17)

Total Backlog	$18,306	$18,528	(1)

        Our 90 day backlog varies due to order size, manufacturing delays, inventory programs, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

        For the years ended December 31, 2012 and 2011, we had gross profit of $12.4 million and $13.3 million, respectively. Gross profit as a percentage of net sales was 11.6% and 11.7% for the years ended December 31, 2012 and 2011, respectively. Gross profit percentage was negatively impacted by the underutilization of plant capacities and lower volume, largely offset by favorable product mix and cost reductions.

Selling:

        Selling expenses were $4.3 million or 4.0% of net sales for the year ended December 31, 2012 and $3.6 million or 3.2% of net sales for the year ended December 31, 2011. Our selling expenses are up slightly as we continue to invest in business development infrastructure and marketing initiatives in an effort to stimulate sales.

General and Administrative:

        General and administrative expenses were $6.6 million or 6.2% of net sales for the year ended December 31, 2012 and $8.2 million or 7.2% of net sales for the year ended December 31, 2011. In 2012, select personnel were redeployed into different roles within the organization to support manufacturing and sales functions and additional budget cuts were implemented as a result of the lower customer demand.

Other Income (Expense):

        Other expense for the year ended December 31, 2012 was approximately $0.5 million, while other income for the year ended December 31, 2011 was approximately $0.2 million. Other expense in 2012 is primarily due to interest expense. Other income in 2011 relates to recognizing a bargain purchase gain of $0.8 million from the acquisition of the Mankato operation in the first quarter of 2011, offset in part by interest expense and foreign exchange transaction losses.

Income Taxes:

        Income tax expense for the years ended December 31, 2012 and 2011 was $0.3 million and $0.6 million, respectively. The effective tax rate for fiscal 2012 and 2011 was 32.1% and 32.0%, respectively.

Net Income:

        Our net income in 2012 was $0.6 million or $0.23 per diluted common share. Net income in 2011 was $1.2 million or $0.43 per diluted common share; $0.7 million or $0.24 per diluted common share excluding the bargain purchase gain of $0.5 million, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

        We believe that our existing financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the foreseeable future.

Credit Facility:

        On May 2, 2012 we entered into the fourth amendment to the third amended and restated credit agreement with Wells Fargo Bank (WFB). The credit agreement with WFB provided for a line of credit arrangement of $13.5 million, which expires if not renewed, on May 31, 2015. The credit arrangement also provided a $1.8 million real estate term note with a maturity date of March 31, 2027 which replaced the $0.9 million real estate term note that was to expire on May 31, 2012, and a new term loan of up to $2.0 million for capital expenditures to be made prior to December 31, 2013 with a maturity date of December 31, 2017. At December 31, 2012 we've used $0.9 million of the $2.0 million capital term note.

        On December 31, 2012 in connection with our purchase of the Mankato building from Winland, we again amended our credit agreement with WFB to include an additional $1.7 million real estate term note that expires if not renewed on May 31, 2015. The purchase of the building was funded through our line of credit which was paid down when the new real estate term note was funded on January 9, 2013.

        The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of our assets. This commitment is summarized as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at December 31, 2012	Date of Expiration
Line of credit	$13,500,000	$7,923,487	May 31, 2015

        As of December 31, 2012 we have net unused availability under our line of credit agreement of approximately $2.9 million as supported by our borrowing base.

        Cash flows for the years ended December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Cash flows provided by (used in):
Operating activities	$4,621,617	$(874,111)
Investing activities	(4,395,937)	(2,674,211)
Financing activities	(225,680)	3,317,740

Net decrease in cash	$0	$(230,582)

        On December 31, 2012, we had working capital of approximately $12.6 million compared to $12.3 million at the end of 2011. During 2012, we generated approximately $4.6 million of cash from operating activities mainly due to profits and the noncash addback of depreciation, a strong collection year in accounts receivable and a reduction in inventory spending compared to the prior year which resulted in a $3.1 million reduction in accounts receivable and a $1.4 million decrease in inventories.

        Our net cash used in investing activities of $4.4 million is due primarily to the purchase of property and equipment. The purchase of the Mankato building we were previously leasing accounted for $2.65 million of these purchases.

        Net cash used in financing activities of $0.2 million consisted of a $1.4 million decrease in the line of credit and $0.5 million of payments on long-term debt, offset by $1.7 million of additional borrowings.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

DECEMBER 31, 2012 AND 2011

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        (The remainder of this page was intentionally left blank.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Nortech Systems Incorporated and Subsidiary

        We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Minneapolis, Minnesota
March 8, 2013

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

ASSETS	2012	2011
CURRENT ASSETS
Cash	$—	$—
Accounts Receivable, Less Allowance for Uncollectible Accounts	13,607,933	16,720,462
Inventories	17,664,862	19,029,593
Prepaid Expenses	561,576	572,140
Income Taxes Receivable	—	170,292
Deferred Taxes	857,000	805,000

Total Current Assets	32,691,371	37,297,487

Property and Equipment, Net	11,566,315	9,083,874
Finite Life Intangible Assets, Net of Accumulated Amortization	44,978	61,547
Other Assets	212,235	339,235

Total Assets	$44,514,899	$46,782,143

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31, 2012 AND 2011

LIABILITIES AND SHAREHOLDERS' EQUITY	2012	2011
CURRENT LIABILITIES
Line of Credit	$7,923,487	$9,345,044
Current Maturities of Long-Term Debt	453,105	1,310,210
Accounts Payable	9,051,978	11,333,013
Accrued Payroll and Commissions	1,965,657	2,170,852
Other Accrued Liabilities	676,336	852,936
Income Taxes Payable	60,878	—

Total Current Liabilities	20,131,441	25,012,055

LONG-TERM LIABILITIES
Long-Term Debt (Net of Current Maturities)	2,865,899	812,917
Deferred Taxes	227,000	271,000
Other Long-Term Liabilities	155,328	180,378

Total Long-Term Liabilities	3,248,227	1,264,295

Total Liabilities	23,379,668	26,276,350

SHAREHOLDERS' EQUITY
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock—$0.01 par value; 9,000,000 Shares Authorized; 2,742,992 Shares Issued and Outstanding	27,430	27,430
Additional Paid-In Capital	15,725,392	15,725,392
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	5,195,345	4,565,907

Total Shareholders' Equity	21,135,231	20,505,793

Total Liabilities and Shareholders' Equity	$44,514,899	$46,782,143

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Net Sales	$106,937,387	$114,236,411
Cost of Goods Sold	94,543,067	100,892,514

Gross Profit	12,394,320	13,343,897

Operating Expenses:
Selling Expenses	4,288,863	3,644,658
General and Administrative Expenses	6,644,859	8,186,873

Total Operating Expenses	10,933,722	11,831,531

Income From Operations	1,460,598	1,512,366

Other Income (Expense)
Miscellaneous Expense, net	(92,985)	(41,723)
Interest Expense	(440,175)	(511,328)
Bargain Purchase Gain	0	791,615

Total Other Income (Expense)	(533,160)	238,564

Income Before Income Taxes	927,438	1,750,930
Income Tax Expense	298,000	561,000

Net Income	$629,438	$1,189,930

Earnings Per Common Share:
Basic and Diluted	$0.23	$0.43

Weighted Average Number of Common Shares Outstanding	2,742,992	2,742,992

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
BALANCE DECEMBER 31, 2010	$250,000	$27,430	$15,698,348	$(62,936)	$3,375,977	$19,288,819
Net income	—	—	—	—	1,189,930	1,189,930
Compensation on stock-based awards	—	—	27,044	—	—	27,044

BALANCE DECEMBER 31, 2011	250,000	27,430	15,725,392	(62,936)	4,565,907	20,505,793
Net income	—	—	—	—	629,438	629,438

BALANCE DECEMBER 31, 2012	$250,000	$27,430	$15,725,392	$(62,936)	$5,195,345	$21,135,231

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$629,438	$1,189,930
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	1,845,934	1,895,061
Amortization	16,569	140,603
Compensation on Stock-Based Awards	—	27,044
Interest on Swap Valuation	—	(18,140)
Impairment on Assets Held for Sale	127,000	52,733
Bargain Purchase Gain	—	(791,615)
Deferred Taxes	(96,000)	279,000
Loss on Disposal of Property and Equipment	3,490	1,020
Changes in Current Operating Items, Net of Effects of 2011 Business Acquisition
Accounts Receivable	3,112,529	718,771
Inventories	1,364,731	(2,920,820)
Prepaid Expenses and Other Assets	10,564	24,223
Income Taxes Receivable	170,292	205,709
Accounts Payable	(2,211,460)	(1,167,228)
Accrued Payroll and Commissions	(205,195)	(413,256)
Other Accrued Liabilities	(207,153)	(97,146)
Income Taxes Payable	60,878	—

Net Cash Provided by (Used in) Operating Activities	4,621,617	(874,111)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	36,856	138,621
Business Acquisition	—	(1,542,389)
Purchases of Property and Equipment	(4,432,793)	(1,270,443)

Net Cash Used in Investing Activities	(4,395,937)	(2,674,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Repayments) Borrowings on Line of Credit	(1,421,557)	3,729,923
Proceeds from Long-Term Debt	1,710,970	1,380,904
Principal Payments on Long-Term Debt	(515,093)	(1,793,087)

Net Cash Provided by (Used in) Financing Activities	(225,680)	3,317,740

NET DECREASE IN CASH	—	(230,582)
Cash—Beginning of Year	—	230,582

CASH—END OF YEAR	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$384,558	$511,328

Cash Paid (Received) During the Period for Income Taxes	111,803	40,058

Supplemental Noncash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$47,425	$117,000

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        We manufacture wire harnesses, cables and electromechanical assemblies, printed circuit boards and higher-level assemblies for a wide range of medical, commercial and defense industries. We provide a full "turn-key" contract manufacturing service to our customers. All products are built to the customer's design specifications. We also provide engineering services separate from the manufacture of a product and repair service on circuit boards used in machines in the medical industry.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Estimates also affect the reported amounts of revenue and expense during the reporting period. Significant items subject to estimates and assumptions include the valuation allowance for inventories, allowance for doubtful accounts, realizability of deferred tax assets and impairment of long-lived assets. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

        We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for uncollectible accounts was $157,000 and $122,000 at December 31, 2012 and 2011, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers' current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

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

        Inventories are as follows:

	2012	2011
Raw materials	$13,325,525	$13,056,955
Work in process	2,704,653	3,202,002
Finished goods	3,108,839	3,880,764
Reserves	(1,474,155)	(1,110,128)

Total	$17,664,862	$19,029,593

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

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

Buildings	39 Years
Leasehold improvements	3-15 Years
Manufacturing equipment	3-7 Years
Office and other equipment	3-7 Years

        Property and equipment at December 31, 2012 and 2011:

	2012	2011
Land	$375,000	$260,000
Building and Leasehold Improvements	8,997,813	6,370,570
Manufacturing Equipment	15,065,683	14,156,261
Office and Other Equipment	4,539,291	4,240,137
Accumulated Depreciation	(17,411,472)	(15,943,094)

Net Property and Equipment	$11,566,315	$9,083,874

        Assets held for sale consist of property related to closed facilities that are currently being marketed for disposal. Assets held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are no longer being depreciated.

        At December 31, 2012, land of $12,500 and one building, net of accumulated depreciation, of $117,003 are classified as held for sale and shown in Other Assets on the balance sheet.

        At December 31, 2011, land of $12,500 and one building, net of accumulated depreciation, of $244,003 were classified as held for sale and shown in Other Assets on the balance sheet.

Finite Life Intangible Assets

        Finite life intangible assets remaining are primarily related to bond issuance costs and are amortized on a straight-line basis over their estimated useful lives. Finite life intangible assets at December 31, 2012 and 2011 are as follows:

	December 31, 2012
	Remaining Lives (Years)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value Amount
Bond Issue Costs	9	$79,373	$34,395	$44,978
Customer Base	0	676,557	676,557	—

Totals		$755,930	$710,952	$44,978

	December 31, 2011
	Remaining Lives (Years)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value Amount
Bond Issue Costs	10	$79,373	$29,105	$50,268
Customer Base	1	676,557	665,278	11,279

Totals		$755,930	$694,383	$61,547

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Amortization expense related to these assets was as follows:

Year ended December 31, 2012	$16,569
Year ended December 31, 2011	140,603

        Estimated future annual amortization expense for the remaining assets is $5,000 per year through 2021 when the related bond matures.

Impairment Analysis

        We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to dispose. We recorded impairment charges in 2012 and 2011 of $127,000 and $53,000, respectively, which related to our assets held for sale and have been included in general and administrative expenses in the statements of income.

Preferred Stock

        Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2012 and 2011.

Revenue Recognition

        We recognize revenue upon shipment of manufactured products to customers, when title has passed, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. We also provide engineering services separate from the manufacture of a product. Revenue for engineering services, which are short-term in nature, is recognized upon completion of the engineering process, providing standalone fair value to our customers. In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized upon completion of the repairs, and the repaired products are shipped back to the customer. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Business Combinations

        We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) Topic 805, "Business Combinations". We recognize amounts for identifiable assets acquired and liabilities assumed equal to their estimated acquisition date fair values. We hired a third party valuation specialist to assist management in determining the value of property and equipment acquired. Transaction and integration costs associated with business combinations are expensed as incurred. Any excess of the acquisition price over the estimated fair value of net assets acquired is recorded as goodwill while any excess of the estimated fair value of net assets acquired over the acquisition price is recorded in current earnings as a gain.

Product Warranties

        We provide limited warranty for the replacement or repair of defective product at no cost to our customers within a specified time period after the sale. We make no other guarantees or warranties, expressed or implied, of any nature whatsoever as to the goods including, without limitation, warranties to merchantability, fit for a particular purpose or non-infringement of patent or the like unless agreed upon in writing. We estimate the costs that may be incurred under our limited warranty and reserve based on actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. Our warranty claims costs are not material given the nature of our products and services.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

        Advertising costs are charged to operations as incurred. The total amount charged to expense was $219,000 and $157,000 for the years ended December 31, 2012 and 2011, respectively.

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

Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Stock-based compensation expense was $0 for 2012 and $27,000 for 2011. See Note 6 for additional information.

Net Income Per Common Share

        Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Dilutive net income per common share assumes the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding, unless their effect is antidilutive. For the years ended December 31, 2012 and 2011, no outstanding options were included in the computation of dilutive per-share amounts as the effect of all outstanding stock-based awards were antidilutive.

Enterprise-Wide Disclosures

        Our results of operations for the years ended December 31, 2012 and 2011 represent a single reportable segment referred to as Contract Manufacturing within the Electronic Manufacturing Services (EMS) industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers' requirements. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and all corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

        Export sales represent approximately 7% and 6% of consolidated net sales for the years ended December 31, 2012 and 2011, respectively.

        Net sales by our major EMS industry markets for the year ended December 31, 2012 and 2011 are as follows:

(in thousands)	2012	2011
Aerospace and Defense	$15,698	$16,478
Medical	32,532	33,378
Industrial	58,707	64,380

Total Net Sales	$106,937	$114,236

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Noncurrent assets, excluding deferred taxes, by country are as follows:

	United States	Mexico	Total
2012
Net property and equipment	$11,177,694	$388,621	$11,566,315
Other assets	249,487	7,726	257,213
2011
Net property and equipment	$8,811,273	$272,601	$9,083,874
Other assets	393,056	7,726	400,782

Foreign Currency Transactions

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

        Our largest customer has two divisions and accounted for 10% or more of our net sales during the past two years. One division accounted for 17% and 16% of net sales for the years ended December 31, 2012 and 2011, respectively. The other division accounted for 7% of net sales for the years ended December 31, 2012 and 2011. Together, they accounted for 24% and 23% of net sales for the years ended December 31, 2012 and 2011, respectively. Accounts receivable from both divisions at December 31, 2012 and 2011 represented 15% and 17% of total accounts receivable, respectively.

NOTE 3 FINANCING AGREEMENTS

        On May 2, 2012 we entered into the fourth amendment to the third amended and restated credit agreement with Wells Fargo Bank (WFB). The credit agreement with WFB provides for a line of credit arrangement of $13.5 million, which expires if not renewed, on May 31, 2015. The credit arrangement also provides a $1.8 million real estate term note with a maturity date of March 31, 2027 which replaced the $0.9 million real estate term note that was to expire on May 31, 2012, and a new term loan of up to $2.0 million for capital expenditures to be made prior to December 31, 2013 with a maturity date of December 31, 2017. At December 31, 2012 we've used $0.9 million of the $2.0 million capital term loan.

        On December 31, 2012 in connection with our purchase of the Mankato building from Winland we again amended our credit agreement with WFB to include an additional $1.7 million real estate term note that expires if not renewed on May 31, 2015. The purchase of the building was funded through our line of credit which was paid down when the new real estate term note was funded on January 9, 2013.

        Under the agreement, both the line of credit and real estate term note are subject to variations in the LIBOR rate. Our line of credit bears interest at three-month LIBOR + 2.75% (3.00% at December 31, 2012) while our real estate term note bears interest at three-month LIBOR + 3.25% (3.5% at December 31, 2012). The weighted-average interest rate on our line of credit and real estate term note were 3.71% and 4.00%, respectively for the year ended December 31, 2012. We had borrowings on our line of credit of $7,923,487 and $9,345,044 outstanding as of December 31, 2012 and 2011, respectively

        The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

        The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2012, we have net unused availability under our line of credit of approximately $2.9 million. The line is secured by substantially all of our assets.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

NOTE 3 FINANCING AGREEMENTS (Continued)

A summary of long-term debt balances at December 31, 2012 and 2011 is as follows:

Description	2012	2011
Term notes payable—Wells Fargo Bank, N.A.
Real estate term note, maturing March 31, 2027, with monthly payments of approximately $10,000 plus interest, secured by substantially all assets	$1,707,894	$1,009,050
Equipment notes bearing interest at three month LIBOR + 4.5% (approx. 5.4%) and three month LIBOR + 3.25% (approx 4.1%), maturing May 2015 and December 2017, respectively with combined monthly payments of approximately $21,000 plus interest; secured by substantially all assets	1,091,110	514,077
Industrial revenue bond payable to the City of Blue Earth, Minnesota which bears a variable interest rate (approx. 0.3% at December 31, 2012), and has a maturity date of June 1, 2021, with principal of $80,000 payable annually on June 1	520,000	600,000

Total long-term debt	3,319,004	2,123,127
Current maturities of long-term debt	(453,105)	(1,310,210)

Long-term debt—net of current maturities	$2,865,899	$812,917

        Future maturity requirements for long-term debt outstanding as of December 31, 2012, are as follows:

Years Ending December 31,	Amount
2013	$453,105
2014	453,105
2015	461,022
2016	358,105
2017	358,105
Future	1,235,562

$3,319,004

        The subsequent financing of the new real estate term note will increase the future maturity amounts above by approximately $112,000 in both 2013 and 2014 and $1,450,000 in 2015.

NOTE 4 INCOME TAXES

        The income tax expense for the years ended December 31, 2012 and 2011 consists of the following:

	2012	2011
Current taxes—Federal	$384,000	$273,000
Current taxes—State	(15,000)	(13,000)
Current taxes—Foreign	25,000	23,000
Deferred taxes—Federal	(109,000)	223,000
Deferred taxes—State	13,000	55,000

Income tax expense	$298,000	$561,000

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

NOTE 4 INCOME TAXES (Continued)

The statutory rate reconciliation for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Statutory federal tax provision	$315,000	$595,000
State income taxes	28,000	52,000
Effect of foreign operations	(11,000)	(6,000)
Income tax credits	(14,000)	(66,000)
Permanent differences	24,000	1,000
Other	(44,000)	(15,000)

Income tax expense	$298,000	$561,000

        Income from operations before income taxes was derived from the following sources:

	2012	2011
Domestic	$770,440	$1,666,281
Foreign	156,998	84,649

Total	$927,438	$1,750,930

        Deferred tax assets (liabilities) at December 31, 2012 and 2011, consist of the following:

	2012	2011
Allowance for uncollectable accounts	$57,000	$45,000
Inventories reserve	537,000	408,000
Accrued vacation	353,000	352,000
Non-compete amortization	335,000	390,000
Stock-based compensation	68,000	69,000
State Tax NOL	139,000	157,000
Other	175,000	236,000

Deferred tax assets	1,664,000	1,657,000

Prepaid expenses	(192,000)	(200,000)
Property and equipment	(842,000)	(923,000)

Deferred tax liabilities	(1,034,000)	(1,123,000)

Net deferred tax assets	$630,000	$534,000

        The net deferred taxes summarized above have been classified on the accompanying consolidated balance sheets as follows:

Net current deferred tax assets	$857,000	$805,000
Net non-current deferred tax liabilities	(227,000)	(271,000)

Net deferred tax assets	$630,000	$534,000

        We have determined that it is more likely than not that our deferred tax assets will be realized, principally through anticipated taxable income in future tax years. As a result, we have determined that establishing a valuation allowance on our deferred tax assets is not necessary.

        The tax effects from an uncertain tax position can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the years ended December 31, 2012 and 2011:

Balance as of December 31, 2010	$114,000
Tax positions related to current year:
Additions	100,000
Reductions	(96,000)

Balance as of December 31, 2011	118,000
Tax positions related to current year:
Additions	22,000
Reductions	0

Balance as of December 31, 2012	$140,000

        The $140,000 of unrecognized tax benefits as of December 31, 2012 includes amounts which, if ultimately recognized, will reduce our annual effective tax rate. It is included in Other Long-Term Liabilities on the accompanying consolidated balance sheets.

        Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2012 and 2011 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.

        We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

        With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2009.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

NOTE 5 401(K) RETIREMENT PLAN

        We have a 401(k) profit sharing plan (the "Plan") for our employees. The Plan is a defined contribution plan covering substantially all of our U.S. employees. Employees are eligible to participate in the Plan after completing three months of service and attaining the age of 18. Employees are allowed to contribute up to 60% of their wages to the Plan. Historically we have matched 25% of the employees' contribution up to 6% of covered compensation. We made contributions of approximately $190,000 and $196,000 during the years ended December 31, 2012 and 2011, respectively.

NOTE 6 INCENTIVE PLANS

Employee Profit Sharing

        During 1993, we adopted an employee profit sharing plan (the "Plan"). The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. We have authorized 50,000 common shares to be available under this Plan. In accordance with the terms of the Plan, employees could acquire newly issued shares of common stock for 90% of the current market value. During 2012 and 2011 no common shares were issued in connection with this plan. Through December 31, 2012, 22,118 common shares had been issued under this Plan.

Stock Options

        During 2003, our shareholders approved the adoption of the Nortech Systems Incorporated 2003 Stock Option Plan (the "2003 Plan"). On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the "2005 Plan") and eliminated the remaining 172,500 option shares available for grant under the 2003 Plan effective February 23, 2005. The total number of shares of common stock that may be granted under the 2005 Plan is 200,000, of which 34,250 remain available for grant at December 31, 2012. The 2005 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

        During 2007, the Board of Directors approved the adoption of the FOCUS Incentive Plan (the "2007 Plan"). The purpose of the 2007 Plan was to provide incentives to our employees to increase our return on sales "ROS" performance measurement. The FOCUS plan was unique from the preceding Plans in that vesting of options was conditional upon our achievement of established performance measurements which were not met and therefore, no options granted from the 2007 Plan could ever vest. In January 2012, the Board of Directors terminated the 2007 FOCUS Incentive Plan and as a result all 319,600 outstanding options under this plan were cancelled.

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

        We used the Black-Scholes option-pricing model to calculate the fair value of option-based awards. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables as noted in the following table. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility and holding period are based on our historical experience. For all grants, the amount of compensation expense recognized has been adjusted for an estimated forfeiture rate, which is based on historical data. There were no grants during the years ended December 31, 2012 and 2011.

Stock Options with Time-Based Vesting

        Total compensation expense related to stock options with time-based vesting for the years ended December 31, 2012 and 2011 was $0 and $27,044, respectively. As of December 31, 2012 there was no unrecognized compensation expense as all time-based options have vested.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

NOTE 6 INCENTIVE PLANS (Continued)

        A summary of option activity under all plans as of December 31, 2012, and changes during the year then ended is presented below.

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2012	623,600	$7.21
Cancelled	(319,600)	7.43
Forfeited	(15,250)	7.64

Outstanding—December 31, 2012	288,750	$7.19	2.50	$—

Exercisable on December 31, 2012	288,750	$7.19	2.50	$—

        There were no grants during the years ended December 31, 2012 and 2011. The weighted average fair value of options vested during the years ended December 31, 2012 and 2011 were $0 and $2.64, respectively. There were no options exercised for the years ended December 31, 2012 and 2011.

Equity Appreciation Rights Plan

        In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (the "2010 Plan"). The total number of Equity Appreciation Right Units (Units) the Plan can issue shall not exceed an aggregate of 750,000 Units, of which 100,000 Units were issued during the year ended December 31, 2010. On March 7, 2012, we granted an additional 250,000 Units with redemption dates ranging from December 31, 2014 through December 31, 2016. On February 13, 2013, we granted an additional 350,000 units with redemption dates ranging from December 31, 2015 through December 31, 2019.

        The 2010 Plan provides that Units issued shall fully vest three years from the grant date unless terminated earlier. Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date. Unit redemption payments under this plan shall be paid in cash within 90 days after we determine the book value as of the redemption date.

        Total compensation expense related to these Units based on the estimated appreciation over their remaining terms was $39,000 and $57,000 for the year ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, approximately $101,000 and $62,000 have been accrued under this plan, respectively. As of December 31, 2012, approximately $86,000 of this balance is included in Other Accrued Liabilities as it will be paid within 12 months. The remaining $15,000 balance at December 31, 2012 and all of the balance at December 31, 2011 are included in Other Long-Term Liabilities.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

NOTE 7 COMMITMENTS AND CONTINGENCIES

Operating Leases

        We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2016.

        Rent expense for the years ended December 31, 2012 and 2011 amounted to approximately $759,000 and $1,006,000 respectively.

        Approximate future minimum lease payments under non-cancelable leases are as follows:

Years Ending December 31,	Amount
2013	$320,000
2014	165,000
2015	95,000
2016	8,000

Total	$588,000

Litigation

        We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

Executive Life Insurance Plan

        During 2002, we set up an Executive Bonus Life Insurance Plan (the "Plan") for our key employees ("participants"). Pursuant to the Plan, we will pay a bonus to officer participants of 15% and a bonus to all other participants of 10% of the participants' base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant may be required to reimburse us for any unvested amounts, under certain circumstances. Expenses under the Plan were $341,000 and $327,000 for the years ended December 31, 2012 and 2011, respectively.

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

NOTE 8 BUSINESS ACQUISITION

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

NOTE 8 BUSINESS ACQUISITION (Continued)

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

        Our audits of the consolidated financial statements referred to in our report dated March 8, 2013, (included elsewhere in this Annual Report on Form 10-K) also included the consolidated financial statement schedule of Nortech Systems Incorporated and Subsidiary, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Nortech Systems Incorporated and Subsidiary's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

        In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MCGLADREY LLP

Minneapolis, Minnesota
March 8, 2013

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

SCHEDULE II—Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2012:
Allowance for Uncollectible Accounts	$122,000	$62,000	$(27,000)	$157,000
Inventory Reserves	1,110,000	1,191,000	(827,000)	1,474,000
Year Ended December 31, 2011:
Allowance for Uncollectible Accounts	$86,000	$42,000	$(6,000)	$122,000
Inventory Reserves	1,042,000	889,000	(821,000)	1,110,000
Self-insurance Accrual	35,000	49,000	(84,000)	—

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.        CONTROLS AND PROCEDURES

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and President, Chief Operating and Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the President, Chief Operating and Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in the Company's Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company's Chief Executive Officer and the President and Chief Operating and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls

        There was no change in the Company's internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

        None.

 PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 2012 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

        Information regarding executive compensation of the Registrant will be included in the Registrant's 2012 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 2012 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

        Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant's 2012 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

        The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2012.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	288,750	$7.19	34,250
Equity compensation plans not approved by security holders	0	0	0

Total	288,750	$7.19	34,250

(1)
Represents common shares issuable upon the exercise of outstanding options granted under the 2003 Stock Option Plan (the "2003 Plan") and the 2005 Incentive Compensation Plan (the "2005 Plan").

(2)
Represents common shares remaining available for issuance under the 2005 Plan.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item will be included in the Registrant's 2012 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will be included in the Registrant's 2012 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)1.		Consolidated Financial Statements—Consolidated Financial Statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 22.
(a)2.		Consolidated Financial Statement Schedule—The following financial statement schedule and the Auditors' report thereon is included in this Annual Report on Form 10-K:
		Page
	Report of Independent Registered Public Accounting Firm on Supplementary Information	33
	Consolidated Financial Statement Schedule for the years ended December 31, 2012 and 2011:
	Schedule II Valuation and Qualifying Accounts	34

          All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)3.	The following exhibits are incorporated herein by reference:

23.1	Consent of McGladrey LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Operating and Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Operating and Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTECH SYSTEMS INCORPORATED

March 8, 2013	/s/ RICHARD G. WASIELEWSKI Richard G. Wasielewski President, Chief Operating and Financial Officer and Principal Accounting Officer
March 8, 2013	/s/ MICHAEL J. DEGEN Michael J. Degen Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.
March 8, 2013	/s/ MICHAEL J. DEGEN Michael J. Degen Chief Executive Officer and Director
March 8, 2013	/s/ MYRON KUNIN Myron Kunin Chairman and Director
March 8, 2013	/s/ RICHARD W. PERKINS Richard W. Perkins, Director
March 8, 2013	/s/ C. TRENT RILEY C. Trent Riley, Director
March 8, 2013	/s/ KEN LARSON Ken Larson, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

23.1	Consent of McGladrey LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Operating and Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Operating and Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements.