Form 10-Q
period 2013-03-31
NORTECH SYSTEMS INC
filed 2013-05-10
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of $.01 par value common stock outstanding at May 1, 2013 - 2,742,992

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$18,521	$—
Accounts Receivable, Less Allowance for Uncollectible Accounts	14,046,725	13,607,933
Inventories	19,117,402	17,664,862
Prepaid Expenses	677,517	561,576
Income Taxes Receivable	20,486	—
Deferred Income Taxes	851,000	857,000
Total Current Assets	34,731,651	32,691,371

Property and Equipment, Net	11,223,982	11,566,315
Finite Life Intangible Assets, Net of Accumulated Amortization	43,655	44,978
Other Assets	138,232	212,235
Total Assets	$46,137,520	$44,514,899

	MARCH 31	DECEMBER 31
	2013	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of Credit	$6,999,979	$7,923,487
Current Maturities of Long-Term Debt	564,705	453,105
Accounts Payable	9,221,341	9,051,978
Accrued Payroll and Commissions	2,770,491	1,965,657
Other Accrued Liabilities	642,910	676,336
Income Taxes Payable	—	60,878
Total Current Liabilities	20,199,426	20,131,441

Long-Term Liabilities
Long-Term Debt, Net of Current Maturities	4,316,423	2,865,899
Deferred Income Taxes	156,000	227,000
Other Long-Term Liabilities	185,570	155,328
Total Long-Term Liabilities	4,657,993	3,248,227

Total Liabilities	24,857,419	23,379,668
Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,742,992 Shares Issued and Outstanding	27,430	27,430
Additional Paid-In Capital	15,729,173	15,725,392
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	5,336,434	5,195,345
Total Shareholders’ Equity	21,280,101	21,135,231
Total Liabilities and Shareholders’ Equity	$46,137,520	$44,514,899

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2013	2012

Net Sales	$25,925,401	$28,360,914

Cost of Goods Sold	22,687,976	25,352,679

Gross Profit	3,237,425	3,008,235

Operating Expenses
Selling Expenses	1,196,740	1,087,816
General and Administrative Expenses	1,817,063	1,591,989
Total Operating Expenses	3,013,803	2,679,805

Income From Operations	223,622	328,430

Other Expense
Interest Expense	(93,526)	(136,779)
Miscellaneous Expense, net	(10,007)	(9,846)
Total Other Expense	(103,533)	(146,625)

Income Before Income Taxes	120,089	181,805

Income Tax Expense (Benefit)	(21,000)	59,000

Net Income	$141,089	$122,805

Earnings Per Common Share:

Basic and Diluted	$0.05	$0.04
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings Per Common Share	2,742,992	2,742,992

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2013	2012
Cash Flows From Operating Activities
Net Income	$141,089	$122,805
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	509,370	448,653
Amortization	1,323	12,600
Compensation on Stock-Based Awards	3,781	—
Impairment on Assets Held for Sale	74,003	—
Deferred Taxes	(65,000)	(134,000)
Loss on Disposal of Property and Equipment	—	1,878
Changes in Current Operating Items
Accounts Receivable	(438,792)	756,310
Inventories	(1,452,540)	13,553
Prepaid Expenses	(115,941)	(105,431)
Income Taxes Payable	(81,364)	179,010
Accounts Payable	206,112	377,590
Accrued Payroll and Commissions	804,834	758,843
Other Accrued Liabilities	(5,397)	221,960
Net Cash Provided by (Used in) Operating Activities	(418,522)	2,653,771

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(201,573)	(462,576)

Cash Flows from Financing Activities:
Net Repayments on Line of Credit	(923,508)	(2,064,809)
Proceeds from Long-Term Debt	1,674,000	—
Principal Payments on Long-Term Debt	(111,876)	(126,386)
Net Cash Provided by (Used in) Financing Activities	638,616	(2,191,195)
Net Increase in Cash	18,521	—
Cash - Beginning	—	—
Cash - Ending	$18,521	$—

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$77,848	102,349
Cash Paid During the Period for Income Taxes	101,000	12,103

Supplemental Noncash Investing and Financing Activities
Capital Expenditures in Accounts Payable	10,676	—

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

Stock Options

Following is the status of all stock options as of March 31, 2013, including changes during the three-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2013	288,750	$7.19
Granted	29,000	$3.20
Cancelled	(50,000)	$7.22
Outstanding - March 31, 2013	267,750	$6.75	3.53	$3,190
Exercisable - March 31, 2013	238,750	$7.19	2.76	$—

There were no options exercised during the three months ended March 31, 2013 and 2012.  The weighted-average fair value of options granted during the three months ended March 31, 2013 was $1.65 per share.  There were no stock options granted during the three months ended March 31, 2012.

Total compensation expense related to stock options for the three months ended March 31, 2013 and 2012 was $3,781 and $0, respectively.  As of March 31, 2013, there was approximately $44,000 of unrecognized compensation related to unvested option awards that we expect to recognize over a weighted-average period of 2.87 years.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (the “2010 Plan”).  The total number of Equity Appreciation Right Units (Units) the Plan can issue shall not exceed an aggregate of 750,000 Units.  The 2010 Plan provides that Units issued shall fully vest three years from the base date as defined in the agreement unless terminated earlier.  Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date.  Unit redemption payments under this plan shall be paid in cash within 90 days after we determine the value as of the redemption date.

During the year ended December 31, 2010, 100,000 Units were issued with a vesting date of December 31, 2012.  A payment of $86,817 was made during the quarter ended March 31, 2013 related to these Units.

On March 7, 2012, the Company granted an additional 250,000 Units with redemption dates ranging from December 31, 2014 through December 31, 2016.  On February 13, 2013, the Company granted an additional 350,000 Units with redemption dates ranging from December 31, 2015 through December 31, 2019.

Total compensation expense related to these Units based on the estimated appreciation over their remaining terms was $13,992 and $2,810 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, approximately $29,000 and $101,000 have been accrued under this plan, respectively.  As of March 31, 2013, all of the balance is included in Other Long-term Liabilities.  As of December 31, 2012, approximately $86,000 of this balance was included in Other Accrued Liabilities and the remaining $15,000 balance was included in Other Long-term Liabilities.

Earnings per Common Share

For the three months ended March 31, 2013 and 2012, the effect of all stock options is antidilutive.  Therefore, no outstanding options were included in the computation of per-share amounts.

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

Inventories are as follows:

	March 31	December 31
	2013	2012

Raw Materials	$14,232,405	$13,325,525
Work in Process	3,315,460	2,704,653
Finished Goods	3,098,023	3,108,839
Reserve	(1,528,486)	(1,474,155)

Total	$19,117,402	$17,664,862

Finite Life Intangible Assets

We have a finite life intangible asset related to bond issue costs.  The value of the asset at March 31, 2013 and December 31, 2012 is as follow:

	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
March 31, 2013	8	$79,373	$35,718	$43,655
December 31, 2012	9	$79,373	$34,395	$44,978

Amortization expense for the three months ended March 31, 2013 and 2012 was $1,323 and $12,600, respectively.  Estimated future annual amortization expense for the asset is approximately $5,000 per year through 2021 when the related bond matures.

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets.  To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value.  Assets held for sale are reported at the lower of the carrying amount or fair value less costs to dispose.  We recorded impairment charges in the first quarter of 2013 and 2012 of $74,000 and $0, respectively, which related to our assets held for sale and have been included in general and administrative expenses in the statements of income.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  With regard to cash, we maintain our excess cash balances in checking accounts at two high-credit quality financial institutions.  These accounts may at times exceed federally insured limits.  We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

Our largest customer has two divisions and accounted for 10% or more of our net sales during the past two years.  One division accounted for 20% and 17% of net sales for the three months ended March 31, 2013 and 2012, respectively.  The other division accounted for 4% and 5% of net sales for the three months ended March 31, 2013 and 2012, respectively.  Together, they accounted for 24% and 22% of net sales for the three months ended March 31, 2013 and 2012, respectively.  Accounts receivable from both divisions represented 15% of total accounts receivable at March 31, 2013 and December 31, 2012, respectively.

Export sales represented 11% and 7% of consolidated net sales for the three months ended March 31, 2013 and 2012.

NOTE 3. FINANCING ARRANGEMENTS

On May 2, 2012, we entered into the fourth amendment to the third amended and restated credit agreement with Wells Fargo Bank (WFB).  The credit agreement with WFB provides for a line of credit arrangement of $13.5 million, which expires if not renewed, on May 31, 2015.  The credit arrangement also provides a $1.8 million real estate term note with a maturity date of March 31, 2027 which replaced the $0.9 million real estate term note that was to expire on May 31, 2012, and a new term loan of up to $2.0 million for capital expenditures to be made prior to December 31, 2013 with a maturity date of December 31, 2017.  At March 31, 2013, we’ve used $0.9 million of the $2.0 million capital term loan.

On December 31, 2012, in connection with our purchase of the Mankato building, we again amended our credit agreement with WFB to include an additional $1.7 million real estate term note that expires if not renewed on May 31, 2015.  The purchase of the building was funded through our line of credit which was paid down when the new real estate term note was funded on January 9, 2013.

Under the agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate.  Our line of credit bears interest at three-month LIBOR + 2.75% (3.00% at March 31, 2013) while our real estate term notes bear interest at three-month LIBOR + 3.25% (3.5% at March 31, 2013).  The weighted-average interest rate on our line of credit and real estate term notes were 3.13% and 3.42%, respectively for the three months ended March 31, 2013.  We had borrowings on our line of credit of $6,999,979 and $7,923,487 outstanding as of March 31, 2013 and December 31, 2012, respectively.

The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  At March 31, 2013, we have net unused availability under our line of credit of approximately $4.8 million.  The line is secured by substantially all of our assets.

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  Our effective tax rate for the three months ended March 31, 2013 and 2012 was (17%) and 32%, respectively.  The effective tax rate for the year ended December 31, 2013 is expected to be 24% compared to 32% for the year ended December 31, 2012.  The decreases are principally due to the federal government reinstating the research and development credit for the 2012 tax year and extending it to 2013.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31
	2013	2012
Statutory federal tax provision	$43,000	$62,000
State income taxes	10,000	4,000
Income tax credits	(86,000)	(3,000)
Change in uncertain tax positions	14,000	10,000
Other	(2,000)	(14,000)
Income tax expense	$(21,000)	$59,000

At March 31, 2013, we had $156,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.  The $16,000 increase from December 31, 2012 primarily relates to 2012 and 2013 state research and experimentation credits.

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

Summary of Results:

For the quarter ended March 31, 2013, we reported net sales of $25.9 million compared to $28.4 million reported in the same quarter of 2012, a 9% decrease year over year and a 4% increase sequentially from the fourth quarter of 2012.  In the first quarter of 2012, our customers built inventory in anticipation of growth and recovery that did not materialize in the second half of the year.

Our gross profit percentage for the three months ended March 31, 2013 and 2012 was 12.5% and 10.6%, respectively.  The improvement in gross margin is the result of cost reduction efforts in the second half of 2012, an increased investment in automation and lean productivity improvements.

Income from operations was approximately $224,000 and $328,000 for the three months ended March 31, 2013 and 2012, respectively.  $74,000 of the decrease can be attributed to an impairment charge related to our asset held for sale.

Net income for the first quarter of 2013 was $141,000 or $0.05 per diluted common share, compared to net income of $122,805 or $0.04 per diluted common share for the same period in 2012.

Cash used in operating activities in the first quarter of 2013 was $0.4 million while cash provided by operating activities was $2.7 million in the first quarter of 2012.  The difference in cash used in the first quarter of 2013 compared to the first quarter of 2012 is mainly due to a build up of inventory to support future production schedules and timing differences on collections of our accounts receivable.

Results of Operations:

The following table presents statements of income data as percentages of total net sales for the periods indicated:

	Three Months Ended
	March 31
	2013	2012
Net Sales	100.0%	100.0%
Cost of Goods Sold	87.5	89.4
Gross Profit	12.5	10.6

Selling Expenses	4.6	3.8
General and Administrative Expenses	7.0	5.6
Income from Operations	0.9	1.2

Other Expenses, Net	(0.4)	(0.5)
Income Before Income Taxes	0.5	0.7

Income Tax Expense	0.0	0.3
Net Income	0.5%	0.4%

Net Sales:

We reported net sales of $25.9 million and $28.4 million for the three months ended March 31, 2013 and 2012, respectively.  The majority of the decrease in sales is related to our Industrial customers who continue to be impacted by the slow economy while Aerospace and Defense customers are down 2% and Medical customers are up 2%.

Net sales by industry markets for the three month periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31
	2013	2012	%
(in thousands)	$	$	Change
Aerospace and Defense	4,564	4,668	(2)
Medical	7,951	7,814	2
Industrial	13,410	15,879	(16)
Total Sales	25,925	28,361	(9)

Backlog:

Our 90-day order backlog as of March 31, 2013 was approximately $20.3 million, compared to approximately $18.3 million at December 31, 2012.  Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.  Our Aerospace and Defense backlog has improved due to strong bookings in the fourth quarter of 2012, our Medical backlog is experiencing increased activity and our Industrial backlog is down due to continued economic pressures.

Backlog by industry market is shown below:

	Backlog as of the Quarter Ended
	March 31	December 31
(in thousands)	2013	2012

Aerospace and Defense	$5,496	$3,789
Medical	7,621	7,017
Industrial	7,230	7,500
Total Backlog	$20,347	$18,306

Our 90 day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

Gross profit as a percent of net sales for the three months ended March 31, 2013 and 2012 was 12.5% and 10.6% of net sales, respectively.  The improvement in gross margin is the result of cost reduction efforts in the second half of 2012, an increased investment in automation and lean productivity improvements.

Selling Expense:

Our selling expenses were $1.2 million or 4.6% of net sales and $1.1 million or 3.8% of net sales for the three months ended March 31, 2013 and 2012, respectively.  Our selling expenses are up slightly as we continue to invest in business development infrastructure and marketing initiatives in an effort to stimulate sales.

General and Administrative Expense:

Our general and administrative expenses were $1.8 million or 7.0% of net sales and $1.6 million or 5.6% of net sales for the three months ended March 31, 2013 and 2012, respectively. The increase in general and administrative expenses compared to the first quarter of 2012 relates primarily to a $74,000 impairment on an asset held for sale.

Income Taxes:

Our effective tax rate for the three months ended March 31, 2013 was (17%) compared with 32% for the three months ended March 31, 2012, respectively.  The decreases are principally due to the federal government reinstating the research and development credit for the 2012 tax year and extending it to 2013.  The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31
	2013	2012
Statutory federal tax provision	$43,000	$62,000
State income taxes	10,000	4,000
Income tax credits	(86,000)	(3,000)
Change in uncertain tax positions	14,000	10,000
Other	(2,000)	(14,000)
Income tax expense	$(21,000)	$59,000

Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years with cash flows generated from operations and an operating line of credit through WFB.  We also have real estate and equipment term loans.  Both the line of credit and real estate term notes are subject to fluctuations in the LIBOR rates.  The line of credit, real estate term notes, and equipment loans with WFB contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.  The availability under our line is subject to borrowing base requirements, and advances are at the discretion of the lender.  The line of credit is secured by substantially all of our assets.

On March 31, 2013, we had outstanding advances of $7.0 million under the line of credit and unused availability of $4.8 million supported by our borrowing base.  We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs.  Our working capital was $14.5 million and $12.6 million as of March 31,

2013 and December 31, 2012, respectively.  The increase in working capital relates primarily to increased inventories of $1.5 million to support future production schedules.

Net cash used in operating activities for the three months ended March 31, 2013 was $0.4 million.  Increased inventories and accounts receivable were partially offset by an increase in accruals and non-cash addbacks for depreciation to account for the majority of the cash used.

Net cash used in investing activities of $0.2 million for the three months ended March 31, 2013 is comprised of property and equipment purchases to support the business.

Net cash provided by financing activities for the three months ended March 31, 2013 was $0.6 million, mainly due to loan proceeds of $1.6 million, offset in part by repayments on the line of credit of $0.9 million and payments on long-term debt of $0.1 million.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in these critical accounting policies since December 31, 2012.  Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results could differ from these estimates.

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

•                  General economic, financial and business conditions that could affect our financial condition and results of operations; and

•                  Availability of raw material components.

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

Please refer to forward-looking statements and risks as previously disclosed in our report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and President, Chief Operating and Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and President, Chief Operating and Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including our Chief Executive Officer and President, Chief Operating and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

31.2                                              Certification of the President, Chief Operating and Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32                                                        Certification of the Chief Executive Officer and President, Chief Operating and Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101                                                   Financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiary

Date: May 10, 2013	by	/s/ Michael J. Degen

Michael J. Degen
Chief Executive Officer

Date: May 10, 2013	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
President, Chief Operating and Financial Officer