Form 10-Q
period 2013-06-30
NORTECH SYSTEMS INC
filed 2013-08-09
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of $.01 par value common stock outstanding at August 1, 2013 - 2,742,992

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Accounts Receivable, Less Allowance for Uncollectible Accounts	$15,475,312	$13,607,933
Inventories	18,776,113	17,664,862
Prepaid Expenses	623,305	561,576
Income Taxes Receivable	90,530	—
Deferred Income Taxes	853,000	857,000
Total Current Assets	35,818,260	32,691,371

Property and Equipment, Net	11,239,888	11,566,315
Other Assets	125,064	257,213
Total Assets	$47,183,212	$44,514,899

	JUNE 30	DECEMBER 31
	2013	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of Credit	$8,674,662	$7,923,487
Current Maturities of Long-Term Debt	563,805	453,105
Accounts Payable	8,473,518	9,051,978
Accrued Payroll and Commissions	2,832,689	1,965,657
Other Accrued Liabilities	669,194	676,336
Income Taxes Payable	—	60,878
Total Current Liabilities	21,213,868	20,131,441

Long-Term Liabilities
Long-Term Debt, Net of Current Maturities	4,060,646	2,865,899
Deferred Income Taxes	226,000	227,000
Other Long-Term Liabilities	213,658	155,328
Total Long-Term Liabilities	4,500,304	3,248,227

Total Liabilities	25,714,172	23,379,668
Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized:
250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized:
2,742,992 Shares Issued and Outstanding	27,430	27,430
Additional Paid-In Capital	15,730,893	15,725,392
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	5,523,653	5,195,345
Total Shareholders’ Equity	21,469,040	21,135,231
Total Liabilities and Shareholders’ Equity	$47,183,212	$44,514,899

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	JUNE 30
	2013	2012

Net Sales	$28,450,699	$28,033,345

Cost of Goods Sold	25,092,036	24,941,591

Gross Profit	3,358,663	3,091,754

Operating Expenses
Selling Expenses	1,193,031	1,152,808
General and Administrative Expenses	1,792,527	1,620,360
Total Operating Expenses	2,985,558	2,773,168

Income From Operations	373,105	318,586

Other Expense
Interest Expense	(104,968)	(100,303)
Miscellaneous Income (Expense), net	17,082	(16,358)
Total Other Expense	(87,886)	(116,661)

Income Before Income Taxes	285,219	201,925

Income Tax Expense	98,000	76,000

Net Income	$187,219	$125,925

Earnings Per Common Share:

Basic and Diluted	$0.07	$0.05
Weighted Average Number of Common Shares Outstanding
Used for Basic and Diluted Earnings Per Common Share	2,742,992	2,742,992

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2013	2012

Net Sales	$54,376,100	$56,394,259

Cost of Goods Sold	47,780,012	50,294,270

Gross Profit	6,596,088	6,099,989

Operating Expenses:
Selling Expenses	2,389,771	2,240,624
General and Administrative Expenses	3,535,587	3,212,349
Impairment Charge	74,003	—
Total Operating Expenses	5,999,361	5,452,973

Income From Operations	596,727	647,016

Other Income (Expense)
Interest Expense	(198,493)	(237,063)
Miscellaneous Income (Expense), net	7,074	(26,223)
Total Other Expense	(191,419)	(263,286)

Income Before Income Taxes	405,308	383,730

Income Tax Expense	77,000	135,000

Net Income	$328,308	$248,730

Earnings Per Common Share:

Basic and Diluted	$0.12	$0.09
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings Per Common Share	2,742,992	2,742,992

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2013	2012
Cash Flows From Operating Activities
Net Income	$328,308	$248,730
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	1,009,775	915,176
Amortization	2,646	13,883
Compensation on Stock-Based Awards	5,501	—
Impairment on Assets Held for Sale	74,003	—
Deferred Taxes	3,000	(195,000)
(Gain) Loss on Disposal of Property and Equipment	(107)	(499)
Changes in Current Operating Items
Accounts Receivable	(1,867,379)	1,077,952
Inventories	(1,111,251)	136,089
Prepaid Expenses	(61,729)	(146,689)
Income Taxes Receivable	(90,530)	—
Income Taxes Payable	(60,878)	228,056
Accounts Payable	(595,357)	(1,259,032)
Accrued Payroll and Commissions	867,032	229,103
Other Accrued Liabilities	49,629	81,338
Net Cash Provided by (Used in) Operating Activities	(1,447,337)	1,329,107
Cash Flows from Investing Activities:
Proceeds from Sales of Assets	55,910	36,856
Purchases of Property and Equipment	(665,195)	(1,047,253)
Net Cash Used in Investing Activities	(609,285)	(1,010,397)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Line of Credit	751,175	(1,076,307)
Proceeds from Long-Term Debt	1,674,000	1,085,970
Principal Payments on Long-Term Debt	(368,553)	(328,373)
Net Cash Provided by (Used in) Financing Activities	2,056,622	(318,710)
Net Increase in Cash	—	—
Cash - Beginning	—	—
Cash - Ending	$—	$—
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$178,103	192,572
Cash Paid During the Period for Income Taxes	187,300	87,602

Supplemental Noncash Investing and Financing Activities
Capital Expenditures in Accounts Payable	64,322	—

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

Stock Options

Following is the status of all stock options as of June 30, 2013, including changes during the six-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2013	288,750	$7.19
Granted	29,000	$3.20
Cancelled	(50,000)	$7.22
Outstanding - June 30, 2013	267,750	$6.75	3.28	$3,480
Exercisable - June 30, 2013	238,750	$7.19	2.51	$—

There were no options exercised during the three and six months ended June 30, 2013 and 2012.  There were no stock options granted during the three months ended June 30, 2013.  The weighted-average fair value of options granted during the six months ended June 30, 2013 was $1.65 per share.

Total compensation expense related to stock options for the three months ended June 30, 2013 and 2012 was $1,720 and $0, respectively. Total compensation expense related to stock options for the six months ended June 30, 2013 and 2012 was $5,501 and $0, respectively. As of June 30, 2013, there was approximately $42,000 of unrecognized compensation related to unvested option awards that we expect to recognize over a weighted-average period of 2.62 years.

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

During the year ended December 31, 2010, 100,000 Units were issued with a vesting date of December 31, 2012.  On March 7, 2012, the Company granted an additional 250,000 Units with vesting dates ranging from December 31, 2014 through December 31, 2016. On February 13, 2013, the Company granted an additional 350,000 Units with vesting dates ranging from December 31, 2015 through December 31, 2019.

Total compensation expense related to these Units based on the estimated appreciation over their remaining terms was $22,838 and $11,195 for the three months ended June 30, 2013 and 2012,

respectively and $36,830 and $14,005 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December 31, 2012, approximately $52,000 and $101,000 have been accrued under this plan, respectively.  As of December 31, 2012, approximately $86,000 of this balance was included in Other Accrued Liabilities and the remaining $15,000 balance was included in Other Long-term Liabilities.  A payment of $86,817 was made during the first quarter of 2013 related to these Units.  As of June 30, 2013, the balance is included in Other Long-term Liabilities.

Earnings per Common Share

For the three and six months ended June 30, 2013 and 2012, the effect of all stock options is antidilutive.  Therefore, no outstanding options were included in the computation of per-share amounts.

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

Inventories are as follows:

	June 30	December 31
	2013	2012

Raw Materials	$13,582,936	$13,325,525
Work in Process	3,713,847	2,704,653
Finished Goods	2,893,897	3,108,839
Reserve	(1,414,567)	(1,474,155)

Total	$18,776,113	$17,664,862

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets.  To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value.  Assets held for sale are reported at the lower of the carrying amount or fair value less costs to dispose.  We recorded an impairment charge for the three and six months ended June 30, 2013 of $0 and $74,000, respectively, which related to an asset held for sale which was ultimately sold in the second quarter of 2013.  The impairment charge was included in general and administrative expenses in the statements of income. There were no impairment charges for the three and six months of ended June 30, 2012.

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

Our largest customer has two divisions which accounted for 10% or more of our net sales for the three and six months ended June 30, 2013 and 2012.  The first division accounted for 19% of net sales for the three and six months ended June 30, 2013 and 16% of net sales for the three and six months ended June 30, 2012.  The second division accounted for 4% of net sales for the three and six months ended June 30, 2013 and 10% and 7% for the three and six months ended June 30, 2012, respectively.  Together the divisions accounted for 23% of net sales for the three and six months ended June 30, 2013 and 26% and 23% for the three and six months ended June 30, 2013 and 2012, respectively.

Combined accounts receivable from both divisions represented 18% and 15% of total accounts receivable at June 30, 2013 and December 31, 2012, respectively.

Export sales represented 12% of net sales for the three and six months ended June 30, 2013.  Export sales represented 6% and 7% of net sales for the three and six months ended June 30, 2012, respectively.  The increase in export sales relates to increased sales volume to existing customers.

NOTE 3. FINANCING ARRANGEMENTS

On May 2, 2012, we entered into the fourth amendment to the third amended and restated credit agreement with Wells Fargo Bank (WFB).  The credit agreement with WFB provides for a line of credit arrangement of $13.5 million, which expires if not renewed, on May 31, 2015.  The credit arrangement also provides a $1.8 million real estate term note with a maturity date of March 31, 2027 which replaced the $0.9 million real estate term note that was to expire on May 31, 2012, and a new term loan of up to $2.0 million for capital expenditures to be made prior to December 31, 2013 with a maturity date of December 31, 2017.  At June 30, 2013, we’ve used $0.9 million of the $2.0 million capital term loan.

On December 31, 2012, in connection with our purchase of the Mankato building, we again amended our credit agreement with WFB to include an additional $1.7 million real estate term note that expires if not renewed on May 31, 2015.  The purchase of the building was funded through our line of credit which was paid down when the new real estate term note was funded on January 9, 2013.

Under the agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate.  Our line of credit bears interest at three-month LIBOR + 2.75% (approximately 3.00% at June 30, 2013) while our real estate term notes bear interest at three-month LIBOR + 3.25% (approximately 3.5% at June 30, 2013).  The weighted-average interest rate on our line of credit was 3.3% and 3.2% for the three and six months ended June 30, 2013, respectively, while the weighted-average rate on our real estate term loan was 3.7% and 3.5% for the same periods. We had borrowings on our line of credit of $8,674,662 and $7,923,487 outstanding as of June 30, 2013 and December 31, 2012, respectively.

The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  At June 30, 2013, we have net unused availability under our line of credit of approximately $3.9 million.  The line is secured by substantially all of our assets.

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  Our effective tax rate for the three months ended June 30, 2013 was 34%, compared with 38% for the three months ended June 30, 2012, respectively. The effective tax rate for the year ended December 31, 2013 is expected to be 27% compared to 32% for the year ended December 31, 2012.  The decreases are principally due to the federal government retroactively reinstating the research and development credit for the 2012 tax year and extending it to 2013.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Statutory federal tax provision	$97,000	$63,000	$140,000	$125,000
State income taxes	13,000	12,000	23,000	16,000
Income tax credits	(17,000)	(3,000)	(103,000)	(6,000)
Change in uncertain tax positions	8,000	(2,000)	22,000	8,000
Other	(3,000)	6,000	(5,000)	(8,000)
Income tax expense	$98,000	$76,000	$77,000	$135,000

At June 30, 2013, we had $161,500 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.  The $21,500 increase from December 31, 2012 primarily relates to 2012 and 2013 state research and experimentation credits.

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

Summary of Results:

For the quarter ended June 30, 2013, we reported net sales of $28.5 million compared to $28.0 million reported in the same quarter of 2012, a 1% increase year over year and a 10% increase sequentially from the first quarter of 2013.

Our gross profit percentage for the three and six months ended June 30, 2013 was 11.8% and 12.1%, respectively. The gross profit percentage for the three and six months ended June 30, 2012 was 11.0% and 10.8%, respectively. The improvement in gross margin is the result of favorable product mix and an increased investment in automation along with our continued lean initiatives.

Income from operations was approximately $373,000 and $597,000 for the three and six months ended June 30, 2013, respectively and $319,000 and $647,000 for the three and six months ended June 30, 2012, respectively.

Net income for the second quarter of 2013 was $187,219 or $0.07 per diluted common share, compared to net income of $125,925 or $0.05 per diluted common share for the same period in 2012. Net income for the six months ended June 30, 2013 was $328,308 or $0.12 per diluted common share, while net income for the same period in 2012 totaled $248,730 or $0.09 per diluted common share.

Cash used in operating activities in the first six months of 2013 was $1.4 million while cash provided by operating activities was $1.3 million in the first six months of 2012.  The difference in cash used in the first six months of 2013 compared to the first six months of 2012 is mainly due to a buildup of inventory to support future production schedules and timing differences on collections of our accounts receivable.

Results of Operations:

The following table presents statements of income data as percentages of total net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	88.2	89.0	87.9	89.2
Gross Profit	11.8	11.0	12.1	10.8

Selling Expenses	4.2	4.1	4.4	4.0
General and Administrative Expenses	6.3	5.8	6.6	5.7
Income from Operations	1.3	1.1	1.1	1.1

Other Expenses, Net	(0.3)	(0.4)	(0.4)	(0.5)
Income Before Income Taxes	1.0	0.7	0.7	0.6

Income Tax Expense	0.3	0.3	0.1	0.2
Net Income	0.7%	0.4%	0.6%	0.4%

Net Sales:

We reported net sales of $28.5 million and $28.0 for the three months ended June 30, 2013 and 2012, respectively. Our Aerospace and Defense customers drove the increase as we launched a number of new programs and assemblies.  Net sales for the six months ended June 30, 2013 and 2012 were $54.4 million and $56.4 million, respectively. The majority of the decrease in sales year to date is related to our Industrial customers who continue to be impacted by the slow economy.

Net sales by industry markets for the three and six month periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2013	2012	%	2013	2012	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	5,036	3,408	48	9,701	8,067	20
Medical	8,100	8,067	0	15,877	15,892	0
Industrial	15,315	16,558	(8)	28,798	32,435	(11)
Total Sales	28,451	28,033	1	54,376	56,394	(4)

Backlog:

Our 90-day order backlog as of June 30, 2013 was approximately $19.3 million, compared to approximately $20.3 million at the beginning of the quarter and $17.3 million at June 30, 2012.  Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.  Orders for Medical and Defense customers remain strong heading into the 3rd quarter while our Industrial orders remain soft.

Backlog by industry market is shown below:

	Backlog as of the Quarter Ended
	June 30	March 31	June 30
(in thousands)	2013	2013	2012
Aerospace and Defense	$5,117	$5,496	$3,275
Medical	7,366	7,621	5,858
Industrial	6,768	7,230	8,161
Total Backlog	$19,251	$20,347	$17,294

Our 90 day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

Gross profit as a percent of net sales for the three months ended June 30, 2013 and 2012 was 11.8% and 11.0% of net sales, respectively. Gross profit percentage for the six months ended June 30, 2013 and 2012 was 12.1% and 10.8%, respectively. Our gross margin improvement is due to a favorable product mix, increased automation and manufacturing cost reduction lean workouts.

Selling Expense:

Our selling expenses were $1.2 million or 4.2% of net sales and $1.2 million or 4.1% of net sales for the three months ended June 30, 2013 and 2012, respectively. Selling expenses were $2.4 million or 4.4% of net sales and $2.2 million or 4.0% of net sales for the six months ended June

30, 2013 and 2012, respectively.  We continue to invest in business development infrastructure and marketing initiatives in an effort to stimulate sales.

General and Administrative Expense:

Our general and administrative expenses were $1.8 million or 6.3% of net sales and $1.6 million or 5.8% of net sales for the three months ended June 30, 2013 and 2012, respectively. General and administrative expenses were $3.5 million or 6.6% of net sales and $3.2 million or 5.7% of net sales for the six months ended June 30, 2013 and 2012, respectively. The increase in general and administrative expenses is due to people and incentive expenses.

Income Taxes:

Our effective tax rate for the three and six months ended June 30, 2013 was 34% and 19%, respectively, compared with 38% and 35%, respectively for the three and six months ended June 30, 2012, respectively.  The decreases are principally due to the federal government retroactively reinstating the research and development credit in the 1st quarter of 2013 for the 2012 tax year and extending it to 2013.  The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Statutory federal tax provision	$97,000	$63,000	$140,000	$125,000
State income taxes	13,000	12,000	23,000	16,000
Income tax credits	(17,000)	(3,000)	(103,000)	(6,000)
Change in uncertain tax positions	8,000	(2,000)	22,000	8,000
Other	(3,000)	6,000	(5,000)	(8,000)
Income tax expense	$98,000	$76,000	$77,000	$135,000

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

On June 30, 2013, we had outstanding advances of $8.7 million under the line of credit and unused availability of $3.9 million supported by our borrowing base.  We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs.  Our working capital was $14.6 million and $12.6 million as of June 30, 2013 and December 31, 2012, respectively.  The increase in working capital relates primarily to increased accounts receivable and inventory levels related to the revenue and planned production increases.

Net cash used in operating activities for the six months ended June 30, 2013 was $1.4 million.  Increased inventories, accounts receivable and decreases in accounts payable were partially offset by an increase in accrued payroll and commissions and noncash depreciation expense.

Net cash used in investing activities of $0.6 million for the six months ended June 30, 2013 is comprised primarily of property and equipment purchases to support the business.

Net cash provided by financing activities for the six months ended June 30, 2013 was $2.1 million, mainly due to loan proceeds of $1.7 million related to the purchase of the Mankato facility and increased borrowings on the line of credit of $0.8 million to fund operations, offset by payments on long-term debt of $0.4 million.

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

101                                                   Financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiary

Date: August 9, 2013	by	/s/ Michael J. Degen

Michael J. Degen
Chief Executive Officer

Date: August 9, 2013	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
President, Chief Operating and Financial Officer