Form 10-Q
period 2013-09-30
NORTECH SYSTEMS INC
filed 2013-11-14
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of $.01 par value common stock outstanding at November 7, 2013 - 2,742,992

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$482,631	$—
Accounts Receivable, Less Allowance for Uncollectible Accounts	15,082,610	13,607,933
Inventories	18,648,401	17,664,862
Prepaid Expenses	902,057	561,576
Income Taxes Receivable	200,126	—
Deferred Income Taxes	642,000	857,000
Total Current Assets	35,957,825	32,691,371

Property and Equipment, Net	11,126,638	11,566,315
Other Assets	123,742	257,213
Total Assets	$47,208,205	$44,514,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of Credit	$7,983,140	$7,923,487
Current Maturities of Long-Term Debt	564,705	453,105
Accounts Payable	8,459,211	9,051,978
Accrued Payroll and Commissions	3,225,344	1,965,657
Other Accrued Liabilities	706,413	676,336
Income Taxes Payable	—	60,878
Total Current Liabilities	20,938,813	20,131,441

Long-Term Liabilities
Long-Term Debt, Net of Current Maturities	4,148,570	2,865,899
Deferred Income Taxes	183,000	227,000
Other Long-Term Liabilities	246,420	155,328
Total Long-Term Liabilities	4,577,990	3,248,227
Total Liabilities	25,516,803	23,379,668
Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,742,992 Shares Issued and Outstanding	27,430	27,430
Additional Paid-In Capital	15,735,337	15,725,392
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	5,741,571	5,195,345
Total Shareholders’ Equity	21,691,402	21,135,231
Total Liabilities and Shareholders’ Equity	$47,208,205	$44,514,899

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	SEPTEMBER 30
	2013	2012

Net Sales	$27,389,275	$25,520,963

Cost of Goods Sold	24,373,696	22,736,923

Gross Profit	3,015,579	2,784,040

Operating Expenses:
Selling Expenses	1,228,583	992,295
General and Administrative Expenses	1,410,815	1,463,074
Total Operating Expenses	2,639,398	2,455,369

Income From Operations	376,181	328,671

Other Income (Expense)
Interest Expense	(103,977)	(111,999)
Miscellaneous Income (Expense), net	32,713	(54,507)
Total Other Expense	(71,264)	(166,506)

Income Before Income Taxes	304,917	162,165

Income Tax Expense	87,000	57,000

Net Income	$217,917	$105,165

Earnings Per Common Share:

Basic and Diluted	$0.08	$0.04
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings Per Common Share	2,742,992	2,742,992

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2013	2012

Net Sales	$81,765,375	$81,915,222

Cost of Goods Sold	72,153,707	73,031,193

Gross Profit	9,611,668	8,884,029

Operating Expenses:
Selling Expenses	3,618,354	3,232,919
General and Administrative Expenses	4,946,402	4,675,422
Impairment Charge	74,003	—
Total Operating Expenses	8,638,759	7,908,341

Income From Operations	972,909	975,688

Other Income (Expense)
Interest Expense	(302,997)	(349,107)
Miscellaneous Income (Expense), net	40,314	(80,685)
Total Other Expense	(262,683)	(429,792)

Income Before Income Taxes	710,226	545,896

Income Tax Expense	164,000	192,000

Net Income	$546,226	$353,896

Earnings Per Common Share:

Basic and Diluted	$0.20	$0.13
Weighted Average Number of Common Shares Outstanding Used for Basic and Diluted Earnings Per Common Share	2,742,992	2,742,992

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2013	2012
Cash Flows From Operating Activities
Net Income	$546,226	$353,896
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	1,505,367	1,382,757
Amortization	3,969	15,246
Compensation on Stock-Based Awards	9,945	—
Impairment on Assets Held for Sale	74,003	—
Deferred Taxes	171,000	(80,000)
(Gain) Loss on Disposal of Property and Equipment	(1,007)	3,490
Changes in Current Operating Items
Accounts Receivable	(1,474,677)	1,226,912
Inventories	(983,539)	1,343,271
Prepaid Expenses	(340,481)	(239,537)
Income Taxes Receivable	(200,126)	—
Income Taxes Payable	(60,878)	124,268
Accounts Payable	(650,810)	(2,905,432)
Accrued Payroll and Commissions	1,259,687	425,364
Other Accrued Liabilities	120,092	83,709
Net Cash Provided by (Used in) Operating Activities	(21,229)	1,733,944

Cash Flows from Investing Activities:

Proceeds from Sales of Assets	56,810	36,856
Purchases of Property and Equipment	(1,006,874)	(1,476,868)
Net Cash Used in Investing Activities	(950,064)	(1,440,012)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Line of Credit	59,653	(1,469,396)
Proceeds from Long-Term Debt	1,884,000	1,600,970
Principal Payments on Long-Term Debt	(489,729)	(425,506)
Net Cash Provided by (Used in) Financing Activities	1,453,924	(293,932)

Net Increase in Cash	482,631	—
Cash - Beginning	—	—
Cash - Ending	$482,631	$—

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$278,387	$293,740
Cash Paid During the Period for Income Taxes	187,300	116,155

Supplemental Noncash Investing and Financing Activities Capital Expenditures in Accounts Payable	105,468	—

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

Stock Options

Following is the status of all stock options as of September 30, 2013, including changes during the nine-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2013	288,750	$7.19
Granted	29,000	$3.20
Cancelled	(51,750)	$7.23
Outstanding - September 30, 2013	266,000	$6.75	3.03	$45,530
Exercisable - September 30, 2013	237,000	$7.18	2.25	$—

There were no options exercised during the three and nine months ended September 30, 2013 and 2012.  There were no stock options granted during the three months ended September 30, 2013.  The weighted-average fair value of options granted during the nine months ended September 30, 2013 was $1.65 per share.

Total compensation expense related to stock options for the three months ended September 30, 2013 and 2012 was $4,444 and $0, respectively. Total compensation expense related to stock options for the nine months ended September 30, 2013 and 2012 was $9,945 and $0, respectively. As of September 30, 2013, there was approximately $38,000 of unrecognized compensation related to unvested option awards that we expect to recognize over a weighted-average period of 2.37 years.

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

Total compensation expense related to these Units based on the estimated appreciation over their remaining terms was $12,262 and $4,690 for the three months ended September 30, 2013 and 2012, respectively and $49,092 and $18,695 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, approximately $64,000 and $101,000 have been accrued under this plan, respectively.  As of December 31, 2012, approximately $86,000 of this balance was included in Other Accrued Liabilities and the remaining $15,000 balance was included in Other Long-term Liabilities.  A payment of $86,817 was made during the first quarter of 2013 related to these Units.  As of September 30, 2013, the balance is included in Other Long-term Liabilities.

Earnings per Common Share

For the three and nine months ended September 30, 2013 and 2012, the effect of all stock options is antidilutive.  Therefore, no outstanding options were included in the computation of per-share amounts.

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

Inventories are as follows:

	September 30	December 31
	2013	2012

Raw Materials	$13,387,802	$13,325,525
Work in Process	3,655,339	2,704,653
Finished Goods	2,727,809	3,108,839
Reserve	(1,122,549)	(1,474,155)

Total	$18,648,401	$17,664,862

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets.  To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value.  Assets held for sale are reported at the lower of the carrying amount or fair value less costs to dispose.  We recorded an impairment charge for the three and nine months ended September 30, 2013 of $0 and $74,000, respectively, related to an asset held for sale which was ultimately sold in the second quarter of 2013.  The impairment charge was included in general and administrative expenses in the statements of income. There were no impairment charges for the three and nine months ended September 30, 2012.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law.  The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, however, early adoption is permitted as is a retrospective application.  We are currently evaluating the impact, if any, that this new standard will have on its Consolidated Financial Statements.

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

Our largest customer has two divisions which accounted for 10% or more of our net sales for the three and nine months ended September 30, 2013 and 2012.  The first division accounted for 22% and 20% of net sales for the three and nine months ended September 30, 2013, respectively and 16% and 17% of net sales for the three and nine months ended September 30, 2012, respectively.  The second division accounted for 6% of net sales for the three and nine months ended September 30, 2013 and 7% for the three and nine months ended September 30, 2012.  Together the divisions accounted for 28% and 26% of net sales for the three and nine months ended September 30, 2013, respectively and 23% and 24% for the three and nine months ended September 30, 2012, respectively.

Combined accounts receivable from both divisions represented 21% and 15% of total accounts receivable at September 30, 2013 and December 31, 2012, respectively.

Export sales represented 13% of net sales for the three and nine months ended September 30, 2013.  Export sales represented 6% and 7% of net sales for the three and nine months ended September 30, 2012, respectively.  The increase in export sales relates to increased sales volume to existing customers.

NOTE 3. FINANCING ARRANGEMENTS

We have a credit agreement with Wells Fargo Bank (WFB) which provides for a line of credit arrangement of $13.5 million that expires, if not renewed, on May 31, 2015.  The credit arrangement also provides a $1.8 million real estate term note with a maturity date of March 31, 2027 which replaced the $0.9 million real estate term note that was to expire on May 31, 2012, and a new term loan of up to $2.0 million for capital expenditures to be made prior to December 31, 2013 with a maturity date of December 31, 2017.  At September 30, 2013, we’ve used $1.1 million of the $2.0 million capital term loan.

On December 31, 2012, in connection with our purchase of the Mankato building, we  amended our credit agreement with WFB to include an additional $1.7 million real estate term note that expires, if not renewed, on May 31, 2015.  The purchase of the building was funded through our line of credit which was paid down when the new real estate term note was funded on January 9, 2013.

Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate.  Our line of credit bears interest at three-month LIBOR + 2.75% (approximately 3.0% at September 30, 2013) while our real estate term notes bear interest at three-month LIBOR + 3.25% (approximately 3.5% at September 30, 2013).  The weighted-average interest rate on our line of credit was 3.2% and 3.3% for the three and nine months ended September 30, 2013, respectively, while the weighted-average rate on our real estate term loan was 3.7% and 3.6% for the same periods. We had borrowings on our line of credit of $7,983,140 and $7,923,487 outstanding as of September 30, 2013 and December 31, 2012, respectively.

The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  At September 30, 2013, we have net unused availability under our line of credit of approximately $4.3 million.  The line is secured by substantially all of our assets.

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction.  Our effective tax rate for the three months ended September 30, 2013 was 29%, compared with 35% for the three months ended September 30, 2012, respectively. The effective tax rate for the year ended December 31, 2013 is expected to be 28% compared to 32% for the year ended December 31, 2012.  The decreases are principally due to the federal government retroactively reinstating the research and development credit for the 2012 tax year and extending it to 2013.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Statutory federal tax provision	$105,000	$61,000	$245,000	$186,000
State income taxes	16,000	2,000	39,000	18,000
Income tax credits	(48,000)	(4,000)	(151,000)	(10,000)
Change in uncertain tax positions	11,000	10,000	33,000	18,000
Other	3,000	(12,000)	(2,000)	(20,000)
Income tax expense	$87,000	$57,000	$164,000	$192,000

At September 30, 2013, we had $182,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.  The $42,000 increase from December 31, 2012 primarily relates to 2012 and 2013 state research and experimentation credits.

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

Summary of Results:

For the quarter ended September 30, 2013, we reported net sales of $27.4 million compared to $25.5 million reported in the same quarter of 2012, a 7% increase year over year.  For the nine months ended September 30, 2013, we reported net sales of $81.8 million compared to $81.9 million for the nine months ended September 30, 2012.

Our gross profit percentage for the three and nine months ended September 30, 2013 was 11.0% and 11.8%, respectively. The gross profit percentage for the three and nine months ended September 30, 2012 was 10.9% and 10.8%, respectively. The improvement in gross margin is the result of an increased investment in automation along with our continued lean initiatives.

Income from operations was approximately $376,000 and $973,000 for the three and nine months ended September 30, 2013, respectively and $329,000 and $976,000 for the three and nine months ended September 30, 2012, respectively.

Net income for the third quarter of 2013 was $217,917 or $0.08 per diluted common share, compared to net income of $105,165 or $0.04 per diluted common share for the same period in 2012. Net income for the nine months ended September 30, 2013 was $546,226 or $0.20 per diluted common share, while net income for the same period in 2012 totaled $353,896 or $0.13 per diluted common share.

Cash used in operating activities in the first nine months of 2013 was $21,229.  Cash provided by operating activities in the third quarter of 2013 was $1.4 million.  Cash provided by operating activities was $1.7 million in the first nine months of 2012.  The difference in cash used in the first nine months of 2013 compared to the first nine months of 2012 is mainly due to increased inventory to support future production schedules, new product, customer order move-outs and timing differences on collections of our accounts receivable.

Results of Operations:

The following table presents statements of income data as percentages of total net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	89.0	89.1	88.2	89.2
Gross Profit	11.0	10.9	11.8	10.8

Selling Expenses	4.4	3.9	4.4	3.9
General and Administrative Expenses	5.2	5.7	6.1	5.7
Restructuring and Impairment Charges	0.0	0.0	0.1	0.0
Income from Operations	1.4	1.3	1.2	1.2

Other Expenses, Net	(0.3)	(0.7)	(0.3)	(0.5)
Income Before Income Taxes	1.1	0.6	0.9	0.7

Income Tax Expense	0.3	0.2	0.2	0.2
Net Income	0.8%	0.4%	0.7%	0.5%

Net Sales:

We reported net sales of $27.4 million and $25.5 for the three months ended September 30, 2013 and 2012, respectively. Our Aerospace and Defense customer shipments increased as a result of launching a number of new programs and assemblies.  Our Medical customers also contributed to the increased revenue, while our commercial industrial customers were flat after a number of quarters of decline.  Net sales for the nine months ended September 30, 2013 and 2012 were $81.8 million and $81.9 million, respectively.

Net sales by industry markets for the three and nine month periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2013	2012	%	2013	2012	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	4,693	3,756	25	14,394	11,823	22
Medical	9,045	8,192	10	24,959	24,084	4
Industrial	13,651	13,573	1	42,412	46,008	(8)
Total Sales	27,389	25,521	7	81,765	81,915	(0)

Backlog:

Our 90-day order backlog as of September 30, 2013 was approximately $18.8 million, compared to approximately $19.3 million at the beginning of the quarter and $16.8 million at September 30, 2012.  Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.

Orders for Aerospace and Defense and Industrial customers are strong heading into the 4th quarter while our Medical orders have softened.  Our Industrial customers are beginning to show signs of recovery compared to the past several quarters.  Our Medical orders have softened mainly due to project delays.

Backlog by industry market is shown below:

	Backlog as of the Quarter Ended
	September 30	June 30	September 30
(in thousands)	2013	2013	2012
Aerospace and Defense	$5,222	$5,117	$3,196
Medical	5,576	7,366	6,288
Industrial	7,994	6,768	7,308
Total Backlog	$18,792	$19,251	$16,792

Our 90 day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

Gross profit as a percent of net sales for the three months ended September 30, 2013 and 2012 was 11.0% and 10.9% of net sales. Gross profit percentage for the nine months ended September 30, 2013 and 2012 was 11.8% and 10.8%, respectively.  For the quarter, we did not experience leveraging from the volume increase due to launch costs associated with a large number of new assemblies across several of our operations.  The improvement in gross margin for the nine months results from our investment in automation and our continued lean initiatives.

Selling Expense:

Our selling expenses were $1.2 million or 4.4% of net sales and $1.0 million or 3.9% of net sales for the three months ended September 30, 2013 and 2012, respectively. Selling expenses were $3.6 million or 4.4% of net sales and $3.2 million or 3.9% of net sales for the nine months ended September 30, 2013 and 2012, respectively.  We continue to invest in business development infrastructure and marketing initiatives in an effort to stimulate sales.

General and Administrative Expense:

Our general and administrative expenses were $1.4 million or 5.2% of net sales and $1.5 million or 5.7% of net sales for the three months ended September 30, 2013 and 2012, respectively. General and administrative expenses were $4.9 million or 6.1% of net sales and $4.7 million or 5.7% of net sales for the nine months ended September 30, 2013 and 2012, respectively.  General fixed spending was flat in the third quarter and up slightly for the nine months of 2013.

Income Taxes:

Our effective tax rate for the three and nine months ended September 30, 2013 was 29% and 23%, respectively, compared with 35% for the three and nine months ended September 30, 2012.  The decreases are principally due to the federal government retroactively reinstating the research and development credit in the first quarter of 2013 for the 2012 tax year and extending it to 2013.  The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Statutory federal tax provision	$105,000	$61,000	$245,000	$186,000
State income taxes	16,000	2,000	39,000	18,000
Income tax credits	(48,000)	(4,000)	(151,000)	(10,000)
Change in uncertain tax positions	11,000	10,000	33,000	18,000
Other	3,000	(12,000)	(2,000)	(20,000)
Income tax expense	$87,000	$57,000	$164,000	$192,000

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

On September 30, 2013, we had outstanding advances of $8.0 million under the line of credit and unused availability of $4.3 million supported by our borrowing base.  We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs.  Our working capital was $15.0 million and $12.6 million as of September 30, 2013 and December 31, 2012, respectively.  The increase in working capital relates primarily to increased accounts receivable and inventory levels due to higher production volumes in the third quarter.

Net cash used in operating activities for the nine months ended September 30, 2013 was $21,229.  Increased inventories, accounts receivables and decreases in accounts payable were partially offset by an increase in accrued payroll and commissions and noncash depreciation expense.

Net cash used in investing activities of $1.0 million for the nine months ended September 30, 2013 is comprised primarily of property and equipment purchases to support the business.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $1.5 million, mainly due to loan proceeds of $1.9 million related to the purchase of the Mankato facility and increased equipment note, and increased borrowings on the line of credit, offset by payments on long-term debt of $0.5 million.

Critical Accounting Policies and Estimates:

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law.  The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, however, early adoption is permitted as is a retrospective application.  We are currently evaluating the impact, if any, that this new standard will have on its Consolidated Financial Statements.

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

101

Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiary

Date: November 14, 2013	by	/s/ Michael J. Degen

Michael J. Degen
Chief Executive Officer

Date: November 14, 2013	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
President, Chief Operating and Financial Officer