Form 10-K
period 2013-12-31
NORTECH SYSTEMS INC
filed 2014-03-07
CIK 722313

Use these links to rapidly review the document
TABLE OF CONTENT

TABLE OF CONTENT3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $3.32 per share, was $3,322,427 on June 30, 2013.

         Shares of common stock outstanding at March 1, 2014: 2,742,992.

         (The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2013 Annual Shareholders' Meeting have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, the end of our fiscal year.

        (The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10K

NORTECH SYSTEMS INCORPORATED
FORM 10-K
For the Year Ended December 31, 2013

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

GENERAL

        We are an Electronic Manufacturing Services (EMS) company with our headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. We maintain facilities in Minnesota including Bemidji, Blue Earth, Milaca, Mankato, Baxter, and Merrifield; as well as Augusta, Wisconsin and Monterrey, Mexico. We offer a full service of value-added technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing and supply chain management. Our manufacturing services include complete medical devices, printed circuit board assemblies, wire and cable assemblies, and complex higher level electromechanical assemblies. The vast majority of our revenue is derived from products built to the customer's design specifications.

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

BUSINESS SEGMENT

        All of our operations fall under the Contract Manufacturing segment within the EMS industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers' requirements. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our financial information is consolidated and evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

BUSINESS STRATEGY

        The EMS industry has evolved into a dynamic, high-tech global electronics contract services industry. We continue to expand our capabilities to better meet these changing market requirements. Along with offering technical expertise in our quality processes, design applications and testing, we are also increasing our focus on supplier-managed inventory services and the cost drivers throughout the supply chain. Our Mexico operation provides a lower-cost labor alternative for our customers.

        We continue to pursue acquisitions, mergers, and/or joint ventures of companies in the EMS industry to remain competitive, grow our customer base and increase revenues. Our strategic objectives and our history have been based on both organic and acquired growth.

        Our quality systems and processes are based on International Standards Organization (ISO) standards with all facilities certified to the latest version of the ISO 9001 and/or Aerospace Systems (AS) 9100 standards. We also have ISO 13485 certification which recognizes our quality management systems applicable to contract design, manufacture and repair of assemblies for the medical industry. Our Milaca operation is a U.S. Food and Drug Administration (FDA) registered facility. These certifications and registrations provide our customers assurance of our capabilities and proven processes.

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

MARKETING

        We concentrate our marketing efforts in the Aerospace and Defense, Medical and Industrial markets. Our marketing strategy emphasizes our expertise and experience in each of our markets. The breadth of our manufacturing, supply chain, engineering services and complete turnkey solutions assist our customers in getting their products to market quickly while managing the total cost solution. Our strength is managing low volume, high mix customer demand. This requires us to have close customer relationships and operational flexibility to manage the variation of product demands.

        Our customer emphasis continues to be on mature companies, which require an electronic manufacturing partner with a high degree of manufacturing and quality sophistication, including statistical process control (SPC), statistical quality control (SQC), ISO, Military Specifications (Mil Spec), AS 9100 and FDA facility registration. We continue efforts to penetrate our existing customer base and expand market opportunities with participation in industry publications and selected trade shows. We target customers who value proven manufacturing performance, design, project management and application engineering expertise and who value the flexibility to manage the supply chain of a high mix of products and services. We market our services through our in-house sales force and independent manufacturers' representatives.

SOURCES AND AVAILABILITY OF MATERIALS

        We currently purchase the majority of our electronic components directly from electronic component manufacturers and large electronic distributors. On occasion some of our components may be placed on a stringent allocation basis; however, we are not currently experiencing any major material purchasing or availability problems.

MAJOR CUSTOMERS

        Our largest customer has two divisions that collectively account for 26% and 24% of net sales for the years ended December 31, 2013 and 2012, respectively.

PATENTS AND LICENSES

        We are not presently dependent on a proprietary product requiring licensing, patent, copyright or trademark protection. There are no revenues derived from a service-related business for which patents, licenses, copyrights and trademark protection are necessary for successful operations.

COMPETITION

        The contract manufacturing EMS industry's competitive makeup includes small closely held contract manufacturing companies, large global full-service contract manufacturers, company-owned in-house manufacturing facilities and foreign contract manufacturers. We do not believe that the small closely held operations pose a significant competitive threat in the markets and customers we serve, as they generally do not have the complete manufacturing and engineering services or capabilities required by our target customers. We do believe the larger global full service and foreign manufacturers are more focused on higher volume customer engagements and we do not see them as our primary competition. We continue to see opportunities with OEM companies that have their own in-house electronic manufacturing capabilities as they evaluate their internal costs and investments against outsourcing to contract manufacturers. We do see trends of the low volume, high mix customer demand going to a regional supply base. This is a good fit with our US and Mexico operations. We continue to study and investigate other regions and global alternatives to meet our competitive challenges and customer requirements.

RESEARCH AND DEVELOPMENT

        We perform research and development for customers on an as requested and program basis for development of conceptual engineering and design activities prior to manufacturing the products. We did not expend significant dollars in 2013 or 2012 on company-sponsored product research and development.

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

EMPLOYEES

        We have 673 full-time and 104 part-time/temporary employees as of January 31, 2014. Manufacturing personnel, including direct, indirect support and sales functions, comprise 647 employees, while general administrative employees total 26. At December 31, 2012 we had 641 full-time and 76 part-time/temporary employees. The increase is a result of adjusting to customer demand.

FOREIGN OPERATIONS AND EXPORT SALES

        We have a leased manufacturing facility in Monterrey, Mexico with approximately $477,000 in long-term assets at December 31, 2013. Export sales represented 12% and 7% of net sales for the years ended December 31, 2013 and 2012, respectively.

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

  •
  General economic, financial and business conditions that could affect our financial condition and results of operations

        The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Discussion of these factors is also incorporated in Part I, Item 1A, "Risk Factors," and should be considered an integral part of Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements. All forward-looking statements included in this Form 10-K are expressly qualified in their entirety by the forgoing cautionary statements. We undertake no obligations to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

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

        Our largest customer has two divisions that account for 26% and 24% of net sales for the years ended December 31, 2013 and 2012, respectively.

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

        Our officers and directors control a majority share of our outstanding common stock and could individually or together exert a significant degree of influence over our affairs.

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

        Our credit agreement contains financial and operating covenants with which we must comply. As of December 31, 2013, we were in compliance with these covenants. However, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

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

Location	Own/Lease	Lease End Date	Square Feet Manufacturing Space	Square Feet Office Space	Total Square Feet
Bemidji, MN	Own		56,000	13,000	69,000
Blue Earth, MN	Own		92,000	48,000	140,000
Merrifield, MN	Own		34,000	12,000	46,000
Baxter, MN	Lease	Month to Month	5,000	2,000	7,000
Milaca, MN	Lease	May 31, 2014	15,000	5,000	20,000
Mankato, MN	Own		43,000	15,000	58,000
Augusta, WI	Own		15,000	5,000	20,000
Monterrey, Mexico	Lease	June 30, 2015	30,000	1,000	31,000

        In December 2012, we purchased a 58,000 square foot building in Mankato, Minnesota which we had previously leased from Winland Electronics.

        In April 2013, we sold a 21,000 square foot building in Fairmont, Minnesota that had been classified as held for sale.

ITEM 3.        LEGAL PROCEEDINGS

        From time to time, we are involved in ordinary, routine or regulatory legal proceedings incidental to the business. When a loss is deemed probable and reasonably estimable an amount is recorded in our financial statements. On August 8, 2013 we made a demand for arbitration against a third party to protect our market interest and non-compete agreement. We settled our claims on February 12, 2014. This settlement did not have a material impact on our results of operations.

ITEM 4.        MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of February 28, 2014, there were 772 shareholders of record. Our stock is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Capital Market under the symbol "NSYS". We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2013 or 2012. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, any limitations on payments of dividends present in our current or future debt agreements, and other factors.

        Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High
March 31, 2013	$2.96	$3.77
June 30, 2013	$3.25	$4.29
September 30, 2013	$3.32	$4.95
December 31, 2013	$4.51	$7.00
March 31, 2012	$3.20	$4.18
June 30, 2012	$3.02	$4.29
September 30, 2012	$3.07	$3.87
December 31, 2012	$2.65	$3.52

        Sales of Unregistered Securities:

        We did not have any unregistered sales of equity securities in 2013.

        Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

        We did not make any purchases of our equity securities in 2013.

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

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a Wayzata, Minnesota based full-service EMS contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies, medical devices and other box builds for a wide range of industries. We serve three major markets within the EMS industry: Aerospace and Defense, Medical, and the Industrial market which includes industrial equipment, transportation, vision, agriculture, oil and gas. In Minnesota, we have facilities in Baxter, Bemidji, Blue Earth, Mankato, Merrifield, Milaca and Wayzata. We also have facilities in Augusta, Wisconsin and Monterrey, Mexico.

        The vast majority of our revenue is derived from products built to the customer's design specifications following a wide range of manufacturing process, from simple to highly complex. Our goal is to expand and diversify our customer base by focusing on sales and marketing efforts that fit our value-added service strategy. Our Mexico operation allows for lower cost production alternatives when the opportunities are presented. During 2013, we continued our supply chain and lean manufacturing initiatives designed to reduce costs, improve asset utilization and increase responsiveness to customers. Our initiatives focused on improving quality and on-time delivery as well as improving our manufacturing processes and yields by doing it right the first time.

        Our net sales in 2013 were $111.1 million, an increase of 3.9% compared to 2012. The increased revenue was due primarily to new contracts with existing customers in our Aerospace and Defense business.

        Our 90-day backlog at December 31, 2013 was $16.1million, compared to $18.3 million at the end of 2012. The decrease in backlog relates to our industrial and medical customers. Many of our industrial customers are tied to capital equipment markets which are lagging with the slow overall economic recovery. Our medical customer orders decreased due to timing, inventory levels and program delays.

        Our gross profit as a percentage of net sales was 11.8% and 11.6% for the years ended December 31, 2013 and 2012, respectively. Gross profit as a percentage of net sales was positively impacted by leveraging the volume increase and our increased investment in automation, partially offset by product mix and launch costs associated with a number of new assemblies across several of our operations.

        Income from operations totaled $1.5 million for the years ended December 31, 2013 and 2012. Our net income in 2013 was $0.8 million or $0.29 per diluted common share. Net income totaled $0.6 million or $0.23 per diluted common share in 2012.

        Cash provided by operating activities for the year ended December 31, 2013 was $0.3 million. Cash provided in 2013 came from profits and noncash addback of depreciation offset by an increase in our accounts receivable and a decrease in our accounts payable levels. Cash provided by operating activities for the year ended December 31, 2012 was $4.6 million. Cash provided in 2012 came from profits, depreciation, strong accounts receivables collections and a decrease in inventories from prior year.

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

Revenue Recognition:

        We recognize revenue upon shipment of manufactured products to customers, when title has passed, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. We also provide engineering services separate from the manufacture of a product. Revenue for engineering services is generally recognized upon completion of the engineering process, providing standalone fair value to our customers. In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized upon completion of the repairs, and the repaired products are shipped back to the customer. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Allowance for Doubtful Accounts:

        When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on outstanding accounts receivable. A considerable amount of judgment is required when assessing the realizability of accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We have historically not experienced significant bad debts and believe the reserve is adequate for any exposure to loss in the December 31, 2013 accounts receivable.

Inventory Reserves:

        Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process that is used to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We believe the total reserve at December 31, 2013 is adequate.

Valuation Allowance:

        We record valuation allowances against our deferred tax assets when necessary. Realization of deferred tax assets (such as state net operating loss carry forwards) is dependent on future taxable earnings and therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against these assets, thereby increasing income tax expense or decreasing the income tax benefit in the period the determination is made. As of December 31, 2013, we expect to recover our deferred tax assets in their entirety, and thus no valuation allowance was deemed necessary.

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

        No matters have come to our attention since December 31, 2013 that would cause the estimates included in the consolidated financial statements to change materially.

OPERATING RESULTS

        The following table presents our statements of income data as percentages of net sales for the indicated year:

	2013	2012
Net Sales	100.0%	100.0%
Cost of Goods Sold	88.2	88.4

Gross Profit	11.8	11.6
Selling Expenses	4.3	4.0
General and Administrative Expenses	6.2	6.2

Income from Operations	1.3	1.4
Other Expense	0.3	0.5
Income Tax Expense	0.3	0.3

Net Income	0.7%	0.6%

Net sales:

        For the years ended December 31, 2013 and 2012, we had net sales of $111.1 million and $106.9 million, respectively, an increase of 4%. Our Aerospace and Defense customers accounted for the majority of the revenue increase as a result of launching a number of new programs and assemblies in 2013. Our Medical customers also contributed to the increased revenue primarily due to increased revenue to existing customers. Our Industrial customers continue to be impacted by the sluggish economic recovery. Net sales by our major EMS industry markets for the years ended December 31, 2013 and 2012 are as follows:

(in thousands)	2013 $	2012 $	% Change
Aerospace and Defense	19,879	15,698	27
Medical	35,429	32,532	9
Industrial	55,750	58,707	(5)

Total Net Sales	111,058	106,937	4

Backlog:

        Our 90 day backlog was approximately $16.1 million on December 31, 2013, compared to $18.3 million at December 31, 2012. Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter. The decrease in backlog relates to our industrial and medical customers. Many of our industrial customers are tied to capital equipment markets which are lagging with the slow overall economic recovery. Our medical customer orders decreased due to timing, inventory levels and program delays. Our Aerospace and Defense backlog is up due to production delays heading into 2014.

	Backlog as of the Year Ended December 31
			% Change
(in thousands)	2013	2012
Aerospace and Defense	$4,069	$3,789	7
Medical	6,088	7,017	(13)
Industrial	5,956	7,500	(21)

Total Backlog	$16,113	$18,306	(12)

        Our 90 day backlog varies due to order size, manufacturing delays, inventory programs, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

        For the years ended December 31, 2013 and 2012, we had gross profit of $13.1 million and $12.4 million, respectively. Gross profit as a percentage of net sales was 11.8% and 11.6% for the years ended December 31, 2013 and 2012, respectively. This increase was primarily due to an increase in sales, partially driven by new customer programs and our continued focus on cost controls. We have and believe that we will continue to experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs.

Selling:

        Selling expenses were $4.8 million or 4.3% of net sales for the year ended December 31, 2013 and $4.3 million or 4.0% of net sales for the year ended December 31, 2012. Our selling expenses are up slightly as we continue to invest in business development infrastructure and marketing initiatives in an effort to stimulate sales.

General and Administrative:

        General and administrative expenses were $6.9 million or 6.2% of net sales for the year ended December 31, 2013 and $6.6 million or 6.2% of net sales for the year ended December 31, 2012. The increase in dollars was primarily related to increased depreciation costs and people related expenses.

Other Expense:

        Other expense for the year ended December 31, 2013 was approximately $0.4 million and approximately $0.5 million for the year ended December 31, 2012. Other expense in both 2013 and 2012 relates primarily to interest expense.

Income Taxes:

        Income tax expense for the years ended December 31, 2013 and 2012 was $0.3 million. The effective tax rate for fiscal 2013 and 2012 was 27.6% and 32.1%, respectively. The decrease in tax rate is largely due to the timing of legislative approval of the federal research and development tax credit.

Net Income:

        Our net income in 2013 was $0.8 million or $0.29 per diluted common share. Net income in 2012 was $0.6 million or $0.23 per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

        We believe that our existing financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the foreseeable future.

Credit Facility:

        On May 2, 2012, we entered into the fourth amendment to the third amended and restated credit agreement with Wells Fargo Bank (WFB). The credit agreement with WFB provides for a line of credit arrangement of $13.5 million, which expires if not renewed, on May 31, 2015. The credit arrangement also provides a $1.8 million real estate term note with a maturity date of March 31, 2027 which replaced the $0.9 million real estate term note that was to expire on May 31, 2012, and a term loan of up to $2.0 million for capital expenditures to be made prior to December 31, 2013 with a maturity date of December 31, 2017. At December 31, 2013, we borrowed $1.4 million of the $2.0 million capital term note.

        On December 31, 2012, in connection with our purchase of the Mankato building, we amended our credit agreement with WFB to include an additional $1.7 million real estate term note that expires if not renewed on May 31, 2027. The purchase of the building was funded through our line of credit which was paid down when the new real estate term note was funded on January 9, 2013.

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

Other Commercial Commitment	Total Amount Committed	Outstanding at December 31, 2013	Date of Expiration
Line of credit	$13,500,000	$7,234,983	May 31, 2015

        As of December 31, 2013, we have net unused availability under our line of credit agreement of approximately $5.8 million as supported by our borrowing base.

        Cash flows for the years ended December 31, 2013 and 2012 are summarized as follows:

	2013	2012
Cash flows provided by (used in):
Operating activities	$275,939	$4,621,617
Investing activities	(1,147,521)	(4,395,937)
Financing activities	871,582	(225,680)

Net change in cash	$0	$0

        On December 31, 2013, we had working capital of approximately $15.5 million compared to $12.6 million at the end of 2012. During 2013, we generated approximately $0.3 million of cash from operating activities mainly due to profits and the noncash addback of depreciation offset by higher accounts receivable and lower accounts payable. Cash from operating activities in 2012 was mainly due to profits and noncash addback of depreciation along with a strong collection year in accounts receivable and a reduction in inventories.

        Our net cash used in investing activities of $1.1 million and $4.4 million for the years ended December 31, 2013 and 2012, respectively is due primarily to the purchase of property and equipment. In 2012, the purchase of the Mankato building we were previously leasing accounted for $2.65 million of these purchases.

        Net cash provided by financing activities in 2013 of $0.9 million consisted of additional borrowings of $2.2 million offset by a decrease in borrowings on the line of credit of $0.7 million and payments on long-term debt of $0.6 million. $1.7 million of additional borrowing relates to the purchase of the Mankato building. Net cash used in financing activities in 2012 of $0.2 million consisted of a $1.4 million decrease in the line of credit and $0.5 million of payments on long-term debt, offset by $1.7 million of additional borrowings.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

DECEMBER 31, 2013 AND 2012

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        (The remainder of this page was intentionally left blank.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Nortech Systems Incorporated and Subsidiary

        We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Minneapolis, Minnesota
March 7, 2014

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

ASSETS	2013	2012
CURRENT ASSETS
Cash	$—	$—
Accounts Receivable	16,030,848	13,607,933
Inventories	17,427,470	17,664,862
Prepaid Expenses	634,350	561,576
Income Taxes Receivable	140,174	—
Deferred Taxes	683,000	857,000

Total Current Assets	34,915,842	32,691,371

Property and Equipment, Net	11,037,160	11,566,315
Other Assets	122,419	257,213

Total Assets	$46,075,421	$44,514,899

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31, 2013 AND 2012

LIABILITIES AND SHAREHOLDERS' EQUITY	2013	2012
CURRENT LIABILITIES
Line of Credit	$7,234,983	$7,923,487
Current Maturities of Long-Term Debt	632,176	453,105
Accounts Payable	8,185,012	9,051,978
Accrued Payroll and Commissions	2,595,393	1,965,657
Other Accrued Liabilities	718,974	676,336
Income Taxes Payable	—	60,878

Total Current Liabilities	19,366,538	20,131,441

LONG-TERM LIABILITIES
Long-Term Debt (Net of Current Maturities)	4,246,914	2,865,899
Deferred Taxes	282,000	227,000
Other Long-Term Liabilities	244,521	155,328

Total Long-Term Liabilities	4,773,435	3,248,227

Total Liabilities	24,139,973	23,379,668

SHAREHOLDERS' EQUITY
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock—$0.01 par value; 9,000,000 Shares Authorized; 2,742,992 Shares Issued and Outstanding	27,430	27,430
Additional Paid-In Capital	15,738,233	15,725,392
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	5,982,721	5,195,345

Total Shareholders' Equity	21,935,448	21,135,231

Total Liabilities and Shareholders' Equity	$46,075,421	$44,514,899

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Net Sales	$111,058,439	$106,937,387
Cost of Goods Sold	97,942,444	94,543,067

Gross Profit	13,115,995	12,394,320

Operating Expenses:
Selling Expenses	4,801,182	4,288,863
General and Administrative Expenses	6,859,778	6,644,859

Total Operating Expenses	11,660,960	10,933,722

Income From Operations	1,455,035	1,460,598

Other Income (Expense)
Other Income (Expense), net	21,134	(92,985)
Interest Expense	(388,793)	(440,175)

Total Other Expense	(367,659)	(533,160)

Income Before Income Taxes	1,087,376	927,438
Income Tax Expense	300,000	298,000

Net Income	$787,376	$629,438

Earnings Per Common Share:
Basic	$0.29	$0.23

Weighted Average Number of Common Shares Outstanding—Basic	2,742,992	2,742,992

Diluted	$0.29	$0.23

Weighted Average Number of Common Shares Outstanding—Dilutive	2,744,136	2,742,992

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
BALANCE DECEMBER 31, 2011	$250,000	$27,430	$15,725,392	$(62,936)	$4,565,907	$20,505,793
Net income	—	—	—	—	629,438	629,438

BALANCE DECEMBER 31, 2012	250,000	27,430	15,725,392	(62,936)	5,195,345	21,135,231
Net income	—	—	—	—	787,376	787,376
Compensation on stock-based awards	—	—	12,841	—	—	12,841

BALANCE DECEMBER 31, 2013	$250,000	$27,430	$15,738,233	$(62,936)	$5,982,721	$21,935,448

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$787,376	$629,438
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	2,004,940	1,845,934
Amortization	5,291	16,569
Compensation on Stock-Based Awards	12,841	—
Impairment on Assets Held for Sale	74,003	127,000
Deferred Taxes	229,000	(96,000)
(Gain) Loss on Disposal of Property and Equipment	(1,357)	3,490
Changes in Current Operating Items:
Accounts Receivable	(2,422,915)	3,112,529
Inventories	237,392	1,364,731
Prepaid Expenses	(72,774)	10,564
Income Taxes Receivable	(140,174)	—
Income Taxes Payable	(60,878)	231,170
Accounts Payable	(1,137,447)	(2,211,460)
Accrued Payroll and Commissions	629,736	(205,195)
Other Accrued Liabilities	130,905	(207,153)

Net Cash Provided by Operating Activities	275,939	4,621,617

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	57,160	36,856
Purchases of Property and Equipment	(1,204,681)	(4,432,793)

Net Cash Used in Investing Activities	(1,147,521)	(4,395,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Repayments on Line of Credit	(688,504)	(1,421,557)
Proceeds from Long-Term Debt	2,174,000	1,710,970
Principal Payments on Long-Term Debt	(613,914)	(515,093)

Net Cash Provided by (Used in) Financing Activities	871,582	(225,680)

NET CHANGE IN CASH	—	—
Cash—Beginning of Year	—	—

CASH—END OF YEAR	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$366,335	$384,558

Cash Paid During the Period for Income Taxes	187,300	111,803

Supplemental Noncash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$317,906	$47,425

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        Our manufacturing services include complete medical devices, printed circuit board assemblies, wire and cable assemblies, and complex higher level electromechanical assemblies for a wide range of medical, industrial and defense and aerospace industries. We provide a full "turn-key" contract manufacturing service to our customers. All products are built to the customer's design specifications. We also provide engineering services and repair services.

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

Accounts Receivable and Allowance for Doubtful Accounts

        We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts was $138,000 and $157,000 at December 31, 2013 and 2012, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers' current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market (based on the lower of replacement cost or net realizable value). Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for inventories that may have a lower value than stated or quantities in excess of future production needs.

        Inventories are as follows:

	2013	2012
Raw materials	$12,282,902	$13,325,525
Work in process	3,317,573	2,704,653
Finished goods	2,926,512	3,108,839
Reserves	(1,099,517)	(1,474,155)

Total	$17,427,470	$17,664,862

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Equipment and Depreciation

        Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized, while maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Leasehold improvements are depreciated over the shorter of their estimated useful lives or their remaining lease terms. All other property and equipment are depreciated by the straight-line method over their estimated useful lives, as follows:

Buildings	39 Years
Leasehold improvements	3-15 Years
Manufacturing equipment	3-7 Years
Office and other equipment	3-7 Years

        Property and equipment at December 31, 2013 and 2012:

	2013	2012
Land	$375,000	$375,000
Building and Leasehold Improvements	9,116,429	8,997,813
Manufacturing Equipment	15,953,227	15,065,683
Office and Other Equipment	4,535,897	4,539,291
Accumulated Depreciation	(18,943,393)	(17,411,472)

Net Property and Equipment	$11,037,160	$11,566,315

Other Assets

        Assets held for sale consisted of property related to closed facilities that are currently being marketed for disposal. Assets held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are no longer being depreciated.

        At December 31, 2012, land of $12,500 and one building, net of accumulated depreciation, of $117,003 were classified as held for sale and shown in Other Assets on the balance sheet. These assets were sold in 2013.

        Other Assets also include capitalized bond issue costs. The amortized cost of this asset is $39,687 and $44,978 at December 31, 2013 and 2012, respectively. Related amortization expense for 2013 and 2012 was $5,291 and $16,569, respectively. Estimated future annual amortization expense for the asset is approximately $5,000 per year through 2021 when the related bond matures.

Impairment Analysis

        We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to dispose. We recorded impairment charges in 2013 and 2012 of $74,000 and $127,000, respectively, related to assets held for sale. Impairment charges have been included in general and administrative expenses in the consolidated statements of income.

Preferred Stock

        Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2013 and 2012.

Revenue Recognition

        We recognize revenue upon shipment of manufactured products to customers, when title has passed, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. We also provide engineering services separate from the manufacture of a product. Revenue for engineering services is generally recognized upon

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

completion of the engineering process, providing standalone fair value to our customers. In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized upon completion of the repairs, and the repaired products are shipped back to the customer. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Product Warranties

        We provide limited warranty for the replacement or repair of defective product within a specified time period after the sale at no cost to our customers. We make no other guarantees or warranties, expressed or implied, of any nature whatsoever as to the goods including, without limitation, warranties to merchantability, fit for a particular purpose or non-infringement of patent or the like unless agreed upon in writing. We estimate the costs that may be incurred under our limited warranty and provide a reserve based on actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. Our warranty claim costs are not material given the nature of our products and services.

Advertising

        Advertising costs are charged to operations as incurred. The total amount charged to expense was $146,000 and $219,000 for the years ended December 31, 2013 and 2012, respectively.

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

Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Stock-based compensation expense was approximately $13,000 for 2013 and $0 for 2012. See Note 6 for additional information.

Net Income Per Common Share

        Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Dilutive net income per common share assumes the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding, unless their effect is antidilutive. For the year ended December 31, 2013, 189,250 option shares were excluded because their inclusion would be antidilutive. For the year ended December 31, 2012, no outstanding options were included in the computation of dilutive per-share amounts as the effect of all outstanding stock-based awards were antidilutive.

        A reconciliation of basic and diluted share amounts for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Basic weighted average common shares outstanding	2,742,992	2,742,992
Weighted average common stock equivalents from assumed exercise of stock options	1,144	—

Diluted weighted average common shares outstanding	2,744,136	2,742,992

Enterprise-Wide Disclosures

        Our results of operations for the years ended December 31, 2013 and 2012 represent a single reportable segment referred to as Contract Manufacturing within the Electronic Manufacturing Services (EMS) industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers' requirements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and all corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

        Export sales represent approximately 12% and 7% of consolidated net sales for the years ended December 31, 2013 and 2012, respectively.

        Net sales by our major EMS industry markets for the years ended December 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Aerospace and Defense	$19,879	$15,698
Medical	35,429	32,532
Industrial	55,750	58,707

Total Net Sales	$111,058	$106,937

        Noncurrent assets, excluding deferred taxes, by country are as follows:

	United States	Mexico	Total
2013
Net property and equipment	$10,560,184	$476,976	$11,037,160
Other assets	114,693	7,726	122,419
2012
Net property and equipment	$11,177,694	$388,621	$11,566,315
Other assets	249,487	7,726	257,213

Foreign Currency Transactions

        Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense).

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss ("NOL") or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. We will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2014. We are currently evaluating the impact, if any, that this new standard will have on its Consolidated Financial Statements.

NOTE 2 MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at one high-credit quality financial institution. These accounts may at times exceed federally insured limits.

        Our largest customer has two divisions that together accounted for 10% or more of our net sales during the past two years. One division accounted for 20% and 17% of net sales for the years ended December 31, 2013 and 2012, respectively. The other division accounted for 6% and 7% of net sales for the years ended December 31, 2013 and 2012, respectively. Together, they accounted for 26% and 24% of net sales for the years ended December 31, 2013 and 2012, respectively. Accounts receivable from both divisions at December 31, 2013 and 2012 represented 20% and 15% of total accounts receivable, respectively. We do not require collateral on our accounts receivable.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

NOTE 3 FINANCING AGREEMENTS

        On May 2, 2012, we entered into the fourth amendment to the third amended and restated credit agreement with Wells Fargo Bank (WFB). The credit agreement with WFB provides for a line of credit arrangement of $13.5 million, which expires if not renewed, on May 31, 2015. The credit arrangement also provides a $1.8 million real estate term note with a maturity date of March 31, 2027, which replaced the $0.9 million real estate term note that was to expire on May 31, 2012, and a new term loan of up to $2.0 million for capital expenditures to be made prior to December 31, 2013 with a maturity date of May 31, 2015. At December 31, 2013 we borrowed $1.4 million of the $2.0 million capital term loan.

        On December 31, 2012, in connection with our purchase of the Mankato building from Winland Electronics we again amended our credit agreement with WFB to include an additional $1.7 million real estate term note that expires if not renewed on May 31, 2015. The purchase of the building was funded through our line of credit which was paid down when the new real estate term note was funded on January 9, 2013.

        Under the agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at three-month LIBOR + 2.75% (3.0% at December 31, 2013) while our real estate term notes bear interest at three-month LIBOR + 3.25% (3.5% at December 31, 2013). The weighted-average interest rate on our line of credit and real estate term note were 3.15% and 3.58%, respectively for the year ended December 31, 2013. We had borrowings on our line of credit of $7,234,983 and $7,923,487 outstanding as of December 31, 2013 and 2012, respectively.

        The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

        The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2013, we have net unused availability under our line of credit of approximately $5.8 million. The line is secured by substantially all of our assets.

        A summary of long-term debt balances at December 31, 2013 and 2012 is as follows:

Description	2013	2012
Term notes payable—Wells Fargo Bank, N.A.
Real estate term notes bearing interest at three month LIBOR + 2.75% (approx. 3.0%), maturing May 31, 2027, and December 31, 2017 with combined monthly payments of approximately $19,000 plus interest, secured by substantially all assets.	$3,105,627	$1,707,894
Equipment notes bearing interest at three month LIBOR + 3.25% (approx. 3.5%) maturing May 2015 with a combined monthly payments of approximately $27,000 plus interest, secured by substantially all assets	1,333,463	1,091,110
Industrial revenue bond payable to the City of Blue Earth, Minnesota which bears a variable interest rate (approx. 0.3% at December 31, 2013), and has a maturity date of June 1, 2021, with principal of $80,000 payable annually on June 1	440,000	520,000

Total long-term debt	1,333,463	1,091,110
Current maturities of long-term debt	(632,176)	(453,105)

Long-term debt—net of current maturities	$701,287	$638,005

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

NOTE 3 FINANCING AGREEMENTS (Continued)

        Future maturity requirements for long-term debt outstanding as of December 31, 2013, are as follows:

Years Ending December 31,	Amount
2014	$632,176
2015	640,093
2016	537,176
2017	537,176
2018	310,067
Future	2,222,402

$4,879,090

NOTE 4 INCOME TAXES

        The income tax expense for the years ended December 31, 2013 and 2012 consists of the following:

	2013	2012
Current taxes—Federal	$72,000	$384,000
Current taxes—State	(21,000)	(15,000)
Current taxes—Foreign	20,000	25,000
Deferred taxes—Federal	194,000	(109,000)
Deferred taxes—State	35,000	13,000

Income tax expense	$300,000	$298,000

        The statutory rate reconciliation for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Statutory federal tax provision	$370,000	$315,000
State income taxes	45,000	28,000
Effect of foreign operations	(3,000)	(11,000)
Income tax credits	(167,000)	(14,000)
Permanent differences	55,000	24,000
Other	—	(44,000)

Income tax expense	$300,000	$298,000

        Income from operations before income taxes was derived from the following sources:

	2013	2012
Domestic	$1,074,572	$770,440
Foreign	12,804	156,998

Total	$1,087,376	$927,438

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

NOTE 4 INCOME TAXES (Continued)

        Deferred tax assets (liabilities) at December 31, 2013 and 2012, consist of the following:

	2013	2012
Allowance for uncollectable accounts	$51,000	$57,000
Inventories reserve	404,000	537,000
Accrued vacation	386,000	353,000
Non-compete amortization	281,000	335,000
Stock-based compensation and equity appreciation rights	100,000	68,000
State Tax NOL carry forwards	117,000	139,000
Other	144,000	175,000

Deferred tax assets	1,483,000	1,664,000

Prepaid expenses	(246,000)	(192,000)
Property and equipment	(836,000)	(842,000)

Deferred tax liabilities	(1,082,000)	(1,034,000)

Net deferred tax assets	$401,000	$630,000

        The net deferred taxes summarized above have been classified on the accompanying consolidated balance sheets as follows:

Net current deferred tax assets	$683,000	$857,000
Net non-current deferred tax liabilities	(282,000)	(227,000)

Net deferred tax assets	$401,000	$630,000

        We have determined that it is more likely than not that our deferred tax assets will be realized, principally through anticipated taxable income in future tax years. As a result, we have determined that establishing a valuation allowance on our deferred tax assets is not necessary.

        The tax effects from an uncertain tax position can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the years ended December 31, 2013 and 2012:

Balance as of December 31, 2011	$118,000
Tax positions related to current year:
Additions	22,000
Reductions	0

Balance as of December 31, 2012	140,000
Tax positions related to current year:
Additions	53,000
Reductions	0

Balance as of December 31, 2013	$193,000

        The $193,000 of unrecognized tax benefits as of December 31, 2013 includes amounts which, if ultimately recognized, will reduce our annual effective tax rate. It is included in Other Long-Term Liabilities on the accompanying consolidated balance sheets.

        Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2013 and 2012 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.

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

NOTE 5 401(K) RETIREMENT PLAN

We have a 401(k) profit sharing plan (the "Plan") for our employees. The Plan is a defined contribution plan covering substantially all of our U.S. employees. Employees are eligible to participate in the Plan after completing three months of service and attaining the age of 18. Employees are allowed to contribute up to 60% of their wages to the Plan. Historically we have matched

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

NOTE 5 401(K) RETIREMENT PLAN (Continued)

25% of the employees' contributions up to 6% of covered compensation. We made contributions of approximately $203,000 and $190,000 during the years ended December 31, 2013 and 2012, respectively.

NOTE 6 INCENTIVE PLANS

Employee Profit Sharing

        During 1993, we adopted an employee profit sharing plan (the "Plan"). The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. We have authorized 50,000 common shares to be available under this Plan. In accordance with the terms of the Plan, employees could acquire newly issued shares of common stock for 90% of the current market value. During 2013 and 2012 no common shares were issued in connection with this plan. Through December 31, 2013, 22,118 common shares had been issued under this Plan.

Stock Options

        On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the "2005 Plan") and eliminated the remaining 172,500 option shares available for grant under the prior 2003 Plan effective February 23, 2005. The total number of shares of common stock that may be granted under the 2005 Plan is 200,000, of which 4,000 remain available for grant at December 31, 2013. The 2005 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

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

        We used the Black-Scholes option-pricing model to calculate the fair value of option-based awards. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables as noted in the following table. These variables include, but are not limited to, our expected stock price, volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility and holding period are based on our historical experience. For all grants, the amount of compensation expense recognized has been adjusted for an estimated forfeiture rate, which is based on historical data. The variables used for the grants for the year ended December 31, 2013 are below. There were no grants during the year ended December 31, 2012.

2013
Expected volatility	49.67% - 53.06%
Expected dividends	None
Expected term (in years)	5.5 - 7
Risk-free rate	1.43% - 1.50%

        Total compensation expense related to stock options for the years ended December 31, 2013 and 2012 was $12,841 and $0, respectively. As of December 31, 2013 there was approximately $46,000 of unrecognized compensation related to unvested option awards that we expect to recognize over a weighted-average period of 1.93 years.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

NOTE 6 INCENTIVE PLANS (Continued)

        A summary of option activity as of December 31, 2013, and changes during the year then ended is presented below.

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2013	288,750	$7.19
Granted	34,250	3.62
Expired or forfeited	(107,000)	7.53

Outstanding—December 31, 2013	216,000	$6.46	3.58	$65,558

Exercisable on December 31, 2013	184,000	$6.95	2.59	$4,300

        There were no options exercised during the years ended December 31, 2013 and 2012. The weighted average fair value of options granted during the year ended December 31, 2013 was $1.84 per share.

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

        During the year ended December 31, 2010, 100,000 Units were issued with a vesting date of December 31, 2012. On March 7, 2012, we granted an additional 250,000 Units with vesting dates ranging from December 31, 2014 through December 31, 2016. On February 13, 2013, we granted an additional 350,000 Units with vesting dates ranging from December 31, 2015 through December 31, 2019. On January 1, 2014, we granted an additional 50,000 Units with vesting dates ranging from December 31, 2016 to December 31, 2017.

        Total compensation expense related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $67,000 and $39,000 for the years ended December 31, 2013 and 2012, respectively.

        A summary of the liability as of December 31 and changes during the years then ended, is presented below.

	2013	2012
Beginning Balance	$101,000	$62,000
Additions	67,000	39,000
Payments	(87,000)	—

Ending Balance	$81,000	$101,000

        As of December 31, 2012, approximately $86,000 of this balance was included in Other Accrued Liabilities and the remaining $15,000 balance was included in Other Long-term Liabilities. As of December 31, 2013, approximately $29,000 of this balance was included in Other Accrued Liabilities and the remaining $52,000 balance was included in Other Long-term Liabilities.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

NOTE 7 COMMITMENTS AND CONTINGENCIES

Operating Leases

        We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2016.

        Rent expense for the years ended December 31, 2013 and 2012 amounted to approximately $687,000 and $759,000 respectively.

        Approximate future minimum lease payments under non-cancelable leases are as follows:

Years Ending December 31,	Amount
2014	$395,000
2015	189,000
2016	8,000

Total	$592,000

Litigation

        We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations. On August 8, 2013 we made a demand for arbitration against a third party to protect our market interest and non-compete agreement. We settled our claims on February 12, 2014. This settlement did not hae a material impact on our results of operations.

Executive Life Insurance Plan

        During 2002, we set up an Executive Bonus Life Insurance Plan (the "Plan") for our key employees ("participants"). Pursuant to the Plan, we will pay a bonus to officer participants of 15% and a bonus to all other participants of 10% of the participants' base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant may be required to reimburse us for any unvested amounts, under certain circumstances. Expenses under the Plan were $333,000 and $341,000 for the years ended December 31, 2013 and 2012, respectively.

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

        Our audits of the consolidated financial statements referred to in our report dated March 7, 2014, (included elsewhere in this Annual Report on Form 10-K) also included the consolidated financial statement schedule of Nortech Systems Incorporated and Subsidiary, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Nortech Systems Incorporated and Subsidiary's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

        In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MCGLADREY LLP

Minneapolis, Minnesota
March 7, 2014

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

SCHEDULE II—Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2013:
Allowance for Uncollectible Accounts	$157,000	$41,000	$(60,000)	$138,000
Inventory Reserves	1,474,000	718,000	(1,092,000)	1,100,000
Year Ended December 31, 2012:
Allowance for Uncollectible Accounts	$122,000	$62,000	$(27,000)	$157,000
Inventory Reserves	1,110,000	1,191,000	(827,000)	1,474,000

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.        CONTROLS AND PROCEDURES

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and President and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in the Company's Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company's Chief Executive Officer and the President, Chief Operating and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework of 1992. Based on our assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.        OTHER INFORMATION

        None.

 PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 2013 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

        Information regarding executive compensation of the Registrant will be included in the Registrant's 2013 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 2013 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

        Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant's 2013 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

        The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2013.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	216,000	$6.46	4,000
Equity compensation plans not approved by security holders	0	0	0

Total	216,000	$6.46	4,000

(1)
Represents common shares issuable upon the exercise of outstanding options granted under the 2005 Incentive Compensation Plan (the "2005 Plan").

(2)
Represents common shares remaining available for issuance under the 2005 Plan.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item will be included in the Registrant's 2013 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, the end of our fiscal year, and said portions of the proxy statement are incorporated herin by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will be included in the Registrant's 2013 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)1.		Consolidated Financial Statements—Consolidated Financial Statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 22.
(a)2.		Consolidated Financial Statement Schedule—The following financial statement schedule and the Auditors' report thereon is included in this Annual Report on Form 10-K:
		Page
	Report of Independent Registered Public Accounting Firm on Supplementary Information	32
	Consolidated Financial Statement Schedule for the years ended December 31, 2013 and 2012:
	Schedule II Valuation and Qualifying Accounts	33

          All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)3.	The following exhibits are incorporated herein by reference:

23.1	Consent of McGladrey LLP.
31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and(iv) the Notes to Condensed Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTECH SYSTEMS INCORPORATED

March 7, 2014	/s/ PAULA M. GRAFF Paula M. Graff Vice President and Chief Financial Officer
March 7, 2014	/s/ RICHARD G. WASIELEWSKI Richard G. Wasielewski President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.
March 7, 2014	/s/ RICHARD G. WASIELEWSKI Richard G. Wasielewski President and Chief Executive Officer
March 7, 2014	/s/ MICHAEL J. DEGEN Michael J. Degen Chairman and Director
March 7, 2014	/s/ WILLIAM A. KLEIN William A. Klein Director
March 7, 2014	/s/ RICHARD W. PERKINS Richard W. Perkins, Director
March 7, 2014	/s/ C. TRENT RILEY C. Trent Riley, Director
March 7, 2014	/s/ KEN LARSON Ken Larson, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

23.1	Consent of McGladrey LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Concensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and)iv) the Notes to Condensed Financial Statements