Form 10-Q
period 2014-03-31
NORTECH SYSTEMS INC
filed 2014-05-07
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of $.01 par value common stock outstanding at May 1, 2014 - 2,742,992

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$336,195	$—
Accounts Receivable, Less Allowance for Uncollectible Accounts	15,409,447	16,030,848
Inventories	18,794,263	17,427,470
Prepaid Expenses	800,288	634,350
Income Taxes Receivable	86,807	140,174
Deferred Income Taxes	683,000	683,000
Total Current Assets	36,110,000	34,915,842

Property and Equipment, Net	11,015,078	11,037,160
Other Assets	121,096	122,419
Total Assets	$47,246,174	$46,075,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of Credit	$7,625,468	$7,234,983
Current Maturities of Long-Term Debt	681,961	632,176
Accounts Payable	8,632,089	8,185,012
Accrued Payroll and Commissions	2,671,549	2,595,393
Other Accrued Liabilities	753,336	718,974
Total Current Liabilities	20,364,403	19,366,538

Long-Term Liabilities
Long-Term Debt, Net of Current Maturities	4,289,085	4,246,914
Deferred Income Taxes	282,000	282,000
Other Long-Term Liabilities	281,599	244,521
Total Long-Term Liabilities	4,852,684	4,773,435
Total Liabilities	25,217,087	24,139,973
Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,742,992 Shares Issued and Outstanding	27,430	27,430
Additional Paid-In Capital	15,745,715	15,738,233
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	6,068,878	5,982,721
Total Shareholders’ Equity	22,029,087	21,935,448
Total Liabilities and Shareholders’ Equity	$47,246,174	$46,075,421

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2014	2013

Net Sales	$26,149,142	$25,925,401

Cost of Goods Sold	23,075,207	22,687,976

Gross Profit	3,073,935	3,237,425

Operating Expenses
Selling Expenses	1,120,901	1,196,740
General and Administrative Expenses	1,716,813	1,817,063
Total Operating Expenses	2,837,714	3,013,803

Income From Operations	236,221	223,622

Other Expense
Interest Expense	(89,980)	(93,526)
Miscellaneous Income (Expense), net	(10,084)	(10,007)
Total Other Expense	(100,064)	(103,533)

Income Before Income Taxes	136,157	120,089

Income Tax Expense (benefit)	50,000	(21,000)

Net Income	$86,157	$141,089

Earnings Per Common Share:

Basic	$0.03	$0.05
Weighted Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	2,742,992	2,742,992

Diluted	$0.03	$0.05
Weighted Average Number of Common Shares Outstanding Plus Effect of Dilutive Common Stock Options	2,747,858	2,742,992

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2014	2013
Cash Flows From Operating Activities
Net Income	$86,157	$141,089
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Depreciation	497,350	509,370
Amortization	1,323	1,323
Compensation on Stock-Based Awards	7,482	3,781
Impairment on Assets	1,150	74,003
Deferred Taxes	—	(65,000)
Changes in Current Operating Items
Accounts Receivable	621,401	(438,792)
Inventories	(1,366,793)	(1,452,540)
Prepaid Expenses	(165,938)	(115,941)
Income Taxes Receivable	53,367	—
Income Taxes Payable	—	(81,364)
Accounts Payable	640,234	206,112
Accrued Payroll and Commissions	76,156	804,834
Other Accrued Liabilities	71,528	(5,397)
Net Cash Provided by (Used in) Operating Activities	523,417	(418,522)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(669,663)	(201,573)
Net Cash Used in Investing Activities	(669,663)	(201,573)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Line of Credit	390,485	(923,508)
Proceeds from Long-Term Debt	230,000	1,674,000
Principal Payments on Long-Term Debt	(138,044)	(111,876)
Net Cash Provided by Financing Activities	482,441	638,616

Net Increase in Cash	336,195	18,521
Cash - Beginning	—	—
Cash - Ending	$336,195	$18,521

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$87,159	$77,848
Cash Paid During the Period for Income Taxes	100	101,000

Supplemental Noncash Investing and Financing Activities
Capital Expenditures in Accounts Payable	124,749	10,676

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

Stock Options

Following is the status of all stock options outstanding as of March 31, 2014:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	216,000	$6.46
Granted	—	—
Cancelled	—	—
Outstanding - March 31, 2014	216,000	$6.46	3.33	$48,953
Exercisable - March 31, 2014	192,918	$6.77	2.65	$16,320

There were no options exercised during the three months ended March 31, 2014 and 2013.  The weighted-average fair value of options granted during the three months ended March 31, 2013 was $1.65 per share.  There were no stock options granted during the three months ended March 31, 2014.

Total compensation expense related to stock options for the three months ended March 31, 2014 and 2013 was $7,482 and $3,781, respectively.  As of March 31, 2014, there was approximately $39,000 of unrecognized compensation related to unvested option awards that we expect to recognize over a weighted-average period of 1.68 years.

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

As of March 31, 2014, we had granted all 750,000 Units and 650,000 remain outstanding with vesting dates ranging from December 31, 2014 through December 31, 2019.

Total compensation expense related to these Units based on the estimated appreciation over their remaining terms was approximately $43,000 and $14,000 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, approximately $124,000 and $81,000 have been accrued under this plan, respectively.  As of March 31, 2014, approximately $35,000 of this balance was included in Other Accrued Liabilities and the remaining $89,000 balance was included in Other Long-term Liabilities.  As of December 31, 2013, approximately $29,000 of this balance is included in Other Accrued Liabilities and the remaining $52,000 was included in Other Long-term Liabilities.

Earnings per Common Share

For the three months ended March 31, 2013, the effect of all stock options is antidilutive.  Therefore, no outstanding options were included in the computation of per-share amounts.  For the three months ended March 31, 2014, 26,750 stock options were included in the computation of diluted per share amounts as their impact is dilutive.  For the three months ended March 31, 2014, stock options of 189,250 were excluded because their inclusion would be antidilutive.

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

Inventories are as follows:

	March 31	December 31
	2014	2013

Raw Materials	$13,387,681	$12,282,902
Work in Process	3,365,186	3,317,573
Finished Goods	2,997,134	2,926,512
Reserve	(955,738)	(1,099,517)

Total	$18,794,263	$17,427,470

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets.  To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value.  We recorded impairment charges for the three months ended March 31, 2014 and 2013 of $1,150 and $74,003, respectively.  The impairment charge was included in general and administrative expenses in the statements of income.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law.  We adopted this new standard in the first quarter of 2014; however the adoption did not have a material impact on our Consolidated Financial Statements.

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

Our largest customer has two divisions which accounted for 10% or more of our net sales for the three months ended March 31, 2014 and 2013.  The first division accounted for 24% and 20% of our net sales for the three months ended March 31, 2014 and 2013, respectively.  The second division accounted for 5% and 4% of net sales for the three months ended March 31, 2014 and 2013, respectively.  Together the divisions accounted for 29% and 24% of net sales for the three months ended March 31, 2014 and 2013, respectively.

Combined accounts receivable from both divisions represented 21% and 20% of total accounts receivable at March 31, 2014 and December 31, 2013, respectively.

Export sales represented 13% of net sales for the three months ended March 31, 2014.  Export sales represented 11% of net sales for the three months ended March 31, 2013.  The increase in export sales relates to increased sales volume to existing customers.

NOTE 3. FINANCING ARRANGEMENTS

We have a credit agreement with Wells Fargo Bank (WFB) which was most recently amended on December 31, 2012 and provides for a line of credit arrangement of $13.5 million that expires, if not renewed, on May 31, 2015.  The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on May 15, 2015, and a term loan facility of up to $2.0 million for capital expenditures with a maturity date of December 31, 2017.  As of March 31, 2014, we have borrowed $1.6 million of the $2.0 million capital term note.

Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate.  Our line of credit bears interest at three-month LIBOR + 2.75% (approximately 3.0% at March 31, 2014) while our real estate term notes bear interest at three-month LIBOR + 3.25% (approximately 3.50% at March 31, 2014).  The weighted-average interest rate on our line of credit was 3.0% and 3.1% for the three months ended March 31, 2014 and 2013, respectively, while the weighted-average rate on our real estate term notes was 3.4% for the both periods. We had borrowings on our line of credit of $7,625,468 and $7,234,983 outstanding as of March 31, 2014 and December 31, 2013, respectively.

The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  At March 31, 2014, we have net unused availability under our line of credit of approximately $5.9 million.  The line is secured by substantially all of our assets.

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.  Our effective tax rate for the three months ended March 31, 2014 was 37%, compared with (17%) for the three months ended March 31, 2013. The tax benefit in the first quarter of 2013 was the result of the federal government reinstating the research and development credit for the 2012 tax year and extending it to 2013.  The effective tax rate for the year ended December 31, 2014 is expected to be 37% compared to 28% for the year ended December 31, 2013.  The increase is primarily the result of the federal government not extending the research and development credit for the 2014 tax year as well as the retroactive credits allowed in 2013 related to 2012 research and development activities as noted above.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31
	2014	2013
Statutory federal tax provision	$51,000	$43,000
State income taxes	7,000	10,000
Income tax credits	(8,000)	(86,000)
Change in uncertain tax positions	—	14,000
Other	—	(2,000)
Income tax expense (benefit)	$50,000	$(21,000)

At March 31, 2014, we had $193,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.

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

Summary of Results:

For the quarter ended March 31, 2014, we reported net sales of $26.1 million compared to $25.9 million reported in the same quarter of 2013.

Our gross profit percentage for the three months ended March 31, 2014 and 2013 was 11.8% and 12.5%, respectively.  The gross profit decrease relates primarily to product mix and launch costs associated with a number of new assemblies across several of our operations.

Income from operations was approximately $236,000 and $224,000 for the three months ended March 31, 2014 and 2013, respectively.  Net income for the first quarter of 2014 was $86,157 or $0.03 per diluted common share, compared to net income of $141,089 or $0.05 per diluted common share for the same period in 2013.

Cash provided by operating activities in the first three months of 2014 was $0.5 million.  Cash provided in the first quarter of 2014 came from profits, noncash addback of depreciation and the timing of collections and payments, offset by increased inventories.  Cash used by operating activities in the first quarter of 2013 was $0.4 million.

Results of Operations:

The following table presents statements of income data as percentages of total net sales for the periods indicated:

	Three Months Ended
	March 31
	2014	2013
Net Sales	100.0%	100.0%
Cost of Goods Sold	88.2	87.5
Gross Profit	11.8	12.5

Selling Expenses	4.3	4.6
General and Administrative Expenses	6.6	6.7
Restructuring and Impairment Charges	0.0	0.3
Income from Operations	0.9	0.9

Other Expenses, Net	(0.4)	(0.4)
Income Before Income Taxes	0.5	0.5

Income Tax Expense	0.2	0.0
Net Income	0.3%	0.5%

Net Sales:

We reported net sales of $26.1 million and $25.9 for the three months ended March 31, 2014 and 2013, respectively. Revenue increased to our existing medical customers, but was offset by a decline in revenue to our industrial customers who continue to be impacted by the sluggish economic recovery.

Net sales by our major EMS industry markets for the three month periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31
	2014	2013	%
(in thousands)	$	$	Change
Aerospace and Defense	4,241	4,564	(7)
Medical	9,568	7,951	20
Industrial	12,340	13,410	(8)
Total Sales	26,149	25,925	1

Backlog:

Our 90-day order backlog as of March 31, 2014 was approximately $17.0 million, compared to approximately $16.1 million at the beginning of the quarter and $20.3 million at March 31, 2013.

Our Medical customers backlog increased nicely from the end of last year and we are encouraged by the increase in Industrial backlog.  Aerospace and Defense backlog decreased as several large contracts came to a close in the first quarter and as a result of lower Department of Defense program funding.  Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.

90 Day backlog by our major EMS industry markets are as follows:

	Backlog as of the Quarter Ended
	March 31	December 31	March 31
(in thousands)	2014	2013	2013
Aerospace and Defense	$2,921	$4,069	$5,496
Medical	8,014	6,088	7,621
Industrial	6,084	5,956	7,230
Total Backlog	$17,019	$16,113	$20,347

Our 90 day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

Gross profit as a percent of net sales for the three months ended March 31, 2014 and 2013 was 11.8% and 12.5% of net sales.  The gross profit decrease relates primarily to product mix and launch costs associated with a number of new assemblies across several of our operations.

Selling Expense:

Our selling expenses were $1.1 million or 4.3% of net sales and $1.2 million or 4.6% of net sales for the three months ended March 31, 2014 and 2013, respectively.

General and Administrative Expense:

Our general and administrative expenses were $1.7 million or 6.6% of net sales and $1.8 million or 6.7% of net sales for the three months ended March 31, 2014 and 2013, respectively.

Income Taxes:

Our effective tax rate for the three months ended March 31, 2014 was 37% compared with (17%) for the three months ended March 31, 2013.  The tax benefit in the first quarter of 2013 was the result of the federal government reinstating the research and development credit for the 2012 tax year and extending it to 2013.  The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31
	2014	2013
Statutory federal tax provision	$51,000	$43,000
State income taxes	7,000	10,000
Income tax credits	(8,000)	(86,000)
Change in uncertain tax positions	—	14,000
Other	—	(2,000)
Income tax expense (benefit)	$50,000	$(21,000)

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

On March 31, 2014, we had outstanding advances of $7.6 million under the line of credit and unused availability of $5.9 million supported by our borrowing base.  We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs.  Our working capital was $15.7 million and $15.5 million as of March 31, 2014 and December 31, 2013, respectively.  The increase in working capital relates primarily to increased inventory levels partially offset by lower accounts receivable, and increased borrowings and accounts payable.

Net cash provided by operating activities for the three months ended March 31, 2014 was $0.5 million.  Increased collection of receivables, higher accounts payable and noncash depreciation expense were partially offset by increased inventories.

Net cash used in investing activities of $0.7 million for the three months ended March 31, 2014 is comprised of property and equipment purchases to support the business.

Net cash provided by financing activities for the three months ended March 31, 2014 was $0.5 million, mainly due to loan proceeds of $0.2 million and increased borrowings on the line of credit of $0.4 million, offset by payments on long-term debt of $0.1 million.

Critical Accounting Policies and Estimates:

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form

10-K for the year ended December 31, 2013.  There have been no significant changes in these critical accounting policies since December 31, 2013.  Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results could differ from these estimates.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law.  We adopted this new standard in the first quarter of 2014; however, the adoption did not have a material impact on our Consolidated Financial Statements.

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

Please refer to forward-looking statements and risks as previously disclosed in our report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

101

Financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiary

Date: May 7, 2014	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Executive Officer and President
Nortech Systems Inc.

Date: May 7, 2014	by	/s/ Paula M. Graff

Paula M. Graff
Vice President and Chief Financial Officer
Nortech Systems Inc.