Form 10-Q
period 2014-06-30
NORTECH SYSTEMS INC
filed 2014-08-06
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of $.01 par value common stock outstanding at August 1, 2014 - 2,742,992

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$—	$—
Accounts Receivable, Less Allowance for Uncollectible Accounts	15,161,253	16,030,848
Inventories	19,390,549	17,427,470
Prepaid Expenses	711,118	634,350
Income Taxes Receivable	247,751	140,174
Deferred Income Taxes	683,000	683,000
Total Current Assets	36,193,671	34,915,842

Property and Equipment, Net	10,873,579	11,037,160
Other Assets	119,773	122,419
Total Assets	$47,187,023	$46,075,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of Credit	$—	$7,234,983
Current Maturities of Long-Term Debt	681,961	632,176
Accounts Payable	9,534,593	8,185,012
Accrued Payroll and Commissions	2,220,317	2,595,393
Other Accrued Liabilities	737,673	718,974
Total Current Liabilities	13,174,544	19,366,538

Long-Term Liabilities
Line of Credit	7,166,396	—
Long-Term Debt, Net of Current Maturities	4,065,898	4,246,914
Deferred Income Taxes	333,680	282,000
Other Long-Term Liabilities	163,236	244,521
Total Long-Term Liabilities	11,729,210	4,773,435
Total Liabilities	24,903,754	24,139,973
Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized:
250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized:
2,742,992 Shares Issued and Outstanding	27,430	27,430
Additional Paid-In Capital	15,753,196	15,738,233
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	6,315,579	5,982,721
Total Shareholders’ Equity	22,283,269	21,935,448
Total Liabilities and Shareholders’ Equity	$47,187,023	$46,075,421

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	JUNE 30
	2014	2013

Net Sales	$27,408,467	$28,450,699

Cost of Goods Sold	24,125,488	25,092,036

Gross Profit	3,282,979	3,358,663

Operating Expenses
Selling Expenses	1,145,245	1,193,031
General and Administrative Expenses	1,790,557	1,792,527
Total Operating Expenses	2,935,802	2,985,558

Income From Operations	347,177	373,105

Other Expense
Interest Expense	(92,083)	(105,494)
Miscellaneous Income (Expense), net	(23,393)	17,608
Total Other Expense	(115,476)	(87,886)

Income Before Income Taxes	231,701	285,219

Income Tax Expense (Benefit)	(15,000)	98,000

Net Income	$246,701	$187,219

Earnings Per Common Share:

Basic	$0.09	$0.07

Weighted Average Number of Common Shares Outstanding - Basic	2,742,992	2,742,992

Diluted	$0.09	$0.07

Weighted Average Number of Common Shares Outstanding - Diluted	2,746,856	2,742,992

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2014	2013

Net Sales	$53,557,609	$54,376,100

Cost of Goods Sold	47,200,695	47,780,012

Gross Profit	6,356,914	6,596,088

Operating Expenses
Selling Expenses	2,266,146	2,389,771
General and Administrative Expenses	3,507,370	3,609,590
Total Operating Expenses	5,773,516	5,999,361

Income From Operations	583,398	596,727

Other Expense
Interest Expense	(182,063)	(199,020)
Miscellaneous Income (Expense), net	(33,477)	7,601
Total Other Expense	(215,540)	(191,419)

Income Before Income Taxes	367,858	405,308

Income Tax Expense	35,000	77,000

Net Income	$332,858	$328,308

Earnings Per Common Share:

Basic	$0.12	$0.12

Weighted Average Number of Common Shares Outstanding - Basic	2,742,992	2,742,992

Diluted	$0.12	$0.12

Weighted Average Number of Common Shares Outstanding - Diluted	2,747,357	2,742,992

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2014	2013
Cash Flows From Operating Activities
Net Income	$332,858	$328,308
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Depreciation	999,234	1,009,775
Amortization	2,646	2,646
Compensation on Stock-Based Awards	14,963	5,501
Impairment on Assets	1,150	74,003
Deferred Taxes	51,680	3,000
(Gain) on Disposal of Property and Equipment	—	(107)
Changes in Operating Assets and Liabilities:
Changes in Current Operating Items
Accounts Receivable	869,595	(1,867,379)
Inventories	(1,963,079)	(1,111,251)
Prepaid Expenses	(76,768)	(61,729)
Income Taxes Receivable	(107,577)	(90,530)
Income Taxes Payable	—	(60,878)
Accounts Payable	1,641,621	(595,357)
Accrued Payroll and Commissions	(375,076)	867,032
Other Accrued Liabilities	(63,288)	49,629
Net Cash Provided by (Used in) Operating Activities	1,327,959	(1,447,337)
Cash Flows from Investing Activities
Proceeds from Sales of Assets	—	55,910
Purchases of Property and Equipment	(1,128,141)	(665,195)
Net Cash Used in Investing Activities	(1,128,141)	(609,285)
Cash Flows from Financing Activities
Borrowings on Line of Credit	54,795,076	—
Repayments on Line of Credit	(54,863,663)	—
Net Borrowings on Line of Credit	—	751,175
Proceeds from Long-Term Debt	230,000	1,674,000
Principal Payments on Long-Term Debt	(361,231)	(368,553)
Net Cash Provided by (Used in) Financing Activities	(199,818)	2,056,622
Net Increase in Cash	—	—
Cash - Beginning	—	—
Cash - Ending	$—	$—
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$181,981	$178,103
Cash Paid During the Period for Income Taxes	237,615	187,300

Supplemental Noncash Investing and Financing Activities
Capital Expenditures in Accounts Payable	25,866	64,322

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

Stock Options

Following is the status of all stock options outstanding as of June 30, 2014:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2014	216,000	$6.46
Granted	—	—
Cancelled	(20,000)	7.46
Outstanding - June 30, 2014	196,000	$6.36	3.42	$39,055
Exercisable - June 30, 2014	172,918	$6.70	2.70	$13,020

There were no options exercised during the three and six months ended June 30, 2014 and 2013.   There were no stock options granted during the three and six months ended June 30, 2014 and the three months ended June 30, 2013.  The weighted-average fair value of options granted during the six months ended June 30, 2013 was $1.65 per share.

Total compensation expense related to stock options for the three months ended June 30, 2014 and 2013 was $7,482 and $1,720, respectively.  Total compensation expense related to stock options for the six months ended June 30, 2014 and 2013 was $14,963 and $5,501, respectively.  As of June 30, 2014, there was approximately $32,000 of unrecognized compensation related to unvested option awards that we expect to recognize over a weighted-average period of 1.43 years.

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

As of June 30, 2014, we had granted all 750,000 Units and 650,000 remain outstanding with vesting dates ranging from December 31, 2014 through December 31, 2019.

Total compensation expense related to these Units based on the estimated appreciation over their remaining terms was approximately $38,000 and $23,000 for the three months ended June 30,

2014 and 2013, respectively and approximately $80,000 and $37,000 for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, approximately $161,000 and $81,000 have been accrued under this plan, respectively.  As of June 30, 2014, approximately $39,000 of this balance was included in Other Accrued Liabilities and the remaining $122,000 balance was included in Other Long-term Liabilities.  As of December 31, 2013, approximately $29,000 of this balance is included in Other Accrued Liabilities and the remaining $52,000 was included in Other Long-term Liabilities.

Earnings per Common Share

For the three and six months ended June 30, 2013, the effect of all stock options was antidilutive.  Therefore, no outstanding options were included in the computation of per-share amounts.  For both the three and six months ended June 30, 2014, 26,750 stock options were included in the computation of diluted per share amounts as their impact was dilutive.  For the three and six months ended June 30, 2014, stock options of 189,250 and 169,250, respectively were excluded because their inclusion would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business.  Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts was $230,000 and $138,000 at June 30, 2014 and December 31, 2013, respectively.  We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

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

Inventories are as follows:

	June 30	December 31
	2014	2013

Raw Materials	$13,767,100	$12,282,902
Work in Process	3,413,952	3,317,573
Finished Goods	3,153,377	2,926,512
Reserve	(943,880)	(1,099,517)

Total	$19,390,549	$17,427,470

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets.  To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value.  We did not record any impairment charges for the three month periods ended June 30, 2014 and 2013.  We recorded impairment charges for the six months ended June 30, 2014 and 2013 of $1,150 and $74,003, respectively.  The impairment charge was included in general and administrative expenses in the statements of income.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time.  This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. The Company has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

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

Our largest customer has two divisions which accounted for 10% or more of our net sales for the three and six months ended June 30, 2014 and 2013.  The first division accounted for 24% of net sales for the three and six months ended June 30, 2014 and 19% of net sales for the three and six months ended June 30, 2013.  The second division accounted for 6% and 5% of net sales for the three and six months ended June 30, 2014, respectively and 4% of net sales for the three and six months ended June 30, 2013.  Together the divisions accounted for 30% and 29% of net sales for the three and six months ended June 30, 2014, respectively and 23% for the three and six months ended June 30, 2013, respectively.

Combined accounts receivable from both divisions represented 19% and 20% of total accounts receivable at June 30, 2014 and December 31, 2013, respectively.

Export sales represented 14% and 13% of net sales for the three and six months ended June 30, 2014.  Export sales represented 12% of net sales for the three and six months ended June 30, 2013.  The increase in export sales relates to increased sales volume to existing customers.

NOTE 3. FINANCING ARRANGEMENTS

We have a credit agreement with Wells Fargo Bank (WFB) which was most recently amended on May 16, 2014 and provides for a line of credit arrangement of $13.5 million that expires, if not renewed, on May 31, 2018.  The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on December 31, 2027, an equipment loan for $1.6 million and a new term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018.  As of June 30, 2014, we have not borrowed against the $1.0 million capital term note.

Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate.  Our line of credit bears interest at three-month LIBOR + 2.5% (approximately 2.75% at June 30, 2014) while our real estate term notes bear interest at three-month LIBOR + 3.0% (approximately 3.25% at June 30, 2014).  The weighted-average interest rate on our line of credit was 2.9% for the three and six months ended June 30, 2014.  The weighted-average rate on our real estate term notes was 3.6% and 3.4% for the three and six months ended June 30, 2014, respectively.  At December 31, 2013, we had borrowing on our line of credit of $7,234,983, included in current debt on the balance sheet.  At June 30, 2014 we had borrowings on our line of credit of $7,166,396.  We have reclassified to long term on our balance sheet at June 30, 2014 because we have the ability and intent to refinance the debt on a long term basis.  The line of credit requires a lock box arrangement; however there are no acceleration clauses that would accelerate the maturity of our outstanding borrowings.

The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  At June 30, 2014, we have net unused availability under our line of credit of approximately $4.2 million.  The line is secured by substantially all of our assets.

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.  Our effective tax rate for the three months ended June 30, 2014 was (6%), compared with 34% for the three months ended June 30, 2013. The tax benefit in the second quarter of 2014 was the result of a favorable audit settlement with the Minnesota Department of Revenue which included the acceptance of the Company’s research and development credits of $100,000 which were previously reserved for as an uncertain position.  The effective tax rate for the year ended December 31, 2014 is expected to be 30% compared to 28% for the year ended December 31, 2013.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Statutory federal tax provision	$79,000	$97,000	$130,000	$140,000
State income taxes	12,000	13,000	19,000	23,000
Income tax credits	(6,000)	(17,000)	(14,000)	(103,000)
Change in uncertain tax positions	(100,000)	8,000	(100,000)	22,000
Other	—	(3,000)	—	(5,000)
Income tax expense (benefit)	$(15,000)	$98,000	$35,000	$77,000

At June 30, 2014, we had $41,000 of net uncertain tax benefit positions remaining in other long-term liabilities related to research and development credits that would reduce our effective income tax rate if recognized.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Wayzata, Minnesota based full-service electronics manufacturing services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  We provide value added engineering services and technical support including design, testing, prototyping and supply chain management to customers mainly in the aerospace and defense, medical, and industrial equipment markets. We maintain manufacturing facilities in Baxter, Bemidji, Blue Earth, Mankato, Merrifield, and Milaca, Minnesota; Augusta, Wisconsin; and Monterrey, Mexico.  All of the Company’s facilities are certified to one or more of the ISO standards, including 9001 and 13485, with most having additional certifications based on the needs of the customers they serve.

Summary of Results:

The second quarter of 2014 was stronger than the first in both revenue and net income and our quarter end backlog increased 13% from the beginning of the quarter led by medical and industrial customers.  We continue to see increased activity in quoting and pipeline opportunities from our industrial customers which were lagging during most of the economic recovery.  Orders from our defense customers continue to be impacted by funding delays and program cancellations.

For the quarter ended June 30, 2014, we reported net sales of $27.4 million compared to $28.5 million reported in the same quarter of 2013.  Increases to our medical customers were offset by decreases to our aerospace and defense and industrial customers.

Our gross profit percentage for the three months ended June 30, 2014 was 12.0% compared to 11.8% for the three months ended June 30, 2013.  Favorable changes in product mix and continued process improvements in the second quarter of 2014 positively impacted gross margin.  Gross profit percentage for the six months ended June 30, 2014 and 2013 was 11.9% and 12.1%, respectively.

Gross profit is affected by a number of factors, including product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, and capacity utilization. Our manufacturing processes allow us to build a broad range of products in our facilities and better utilize our manufacturing capacity. In the case of new product introductions, profitability normally lags revenue growth due to product start-up costs, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase and as our utilization rates and overhead absorption improve, As a result of these various factors, our gross margin varies from period to period.

Income from operations was approximately $347,000 and $583,000 for the three and six months ended June 30, 2014, respectively and $373,000 and $597,000 for the three and six months ended June 30, 2013, respectively.

Net income for the second quarter of 2014 was $246,701 or $0.09 per diluted common share, compared to net income of $187,219 or $0.07 per diluted common share for the same period in 2013.  Net income for the six months ended June 30, 2014 was $332,858 or $0.12 per diluted common share, while net income from the same period in 2013 totaled $328,308 or $0.12 per diluted common share.

Cash provided by operating activities in the first six months of 2014 was $1.3 million.  Cash provided in the  first six months of 2014 came primarily from profits, noncash addback of depreciation and the timing of collections on our accounts receivable, offset by increased inventories and accounts payable.  Cash used by operating activities in the first six months of 2013 was $1.4 million due to increased inventories and slower than expected collections on our accounts receivable.

Results of Operations:

The following table presents statements of income data as percentages of total net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	88.0	88.2	88.1	87.9
Gross Profit	12.0	11.8	11.9	12.1

Selling Expenses	4.2	4.2	4.2	4.4
General and Administrative Expenses	6.5	6.3	6.6	6.5
Restructuring and Impairment Charges	0.0	0.0	0.0	0.1
Income from Operations	1.3	1.3	1.1	1.1

Other Expenses, Net	(0.4)	(0.3)	(0.4)	(0.4)
Income Before Income Taxes	0.9	1.0	0.7	0.7

Income Tax Expense	0.0	0.3	0.1	0.1
Net Income	0.9%	0.7%	0.6%	0.6%

Net Sales:

We reported net sales of $27.4 million and $28.5 for the three months ended June 30, 2014 and 2013, respectively. Net sales for the six months ended June 30, 2014 and 2013 were $53.6 million and $54.4 million, respectively. Revenue increased to our existing medical customers, but was offset by a decline in revenue to our industrial customers who continue to be impacted by the sluggish economic recovery.  Sales to our aerospace and defense customers decreased as a result of lower Department of Defense program funding.  Defense contract length and size continue to decrease in this post war environment with several large programs eliminated or substantially reduced.

Net sales by our major EMS industry markets for the three and six month periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2014	2013	%	2014	2013	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	3,633	5,035	(28)	8,032	9,701	(17)
Medical	10,787	8,100	33	20,645	15,877	30
Industrial	12,989	15,316	(15)	24,881	28,798	(14)
Total Sales	27,409	28,451	(4)	53,558	54,376	(2)

Backlog:

Our 90-day order backlog as of June 30, 2014 was approximately $19.2 million, a 13% increase compared to approximately $17.0 million at the beginning of the quarter.  Our medical customers backlog increased nicely from the beginning of the quarter and last year and we are encouraged by the increase in backlog and sales activity coming from our industrial customers.  Aerospace and defense backlog increased from the start of the quarter but decreased from the prior year due to lower Department of Defense funding and the post war transition. Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.

90 Day backlog by our major EMS industry markets are as follows:

	Backlog as of the Quarter Ended
	June 30	March 31	June 30
(in thousands)	2014	2014	2013
Aerospace and Defense	$3,647	$2,921	$5,117
Medical	8,638	8,014	7,366
Industrial	6,917	6,084	6,768
Total Backlog	$19,202	$17,019	$19,251

Our 90 day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

Gross profit as a percent of net sales for the three months ended June 30, 2014 and 2013 was 12.0% and 11.8% of net sales.  Favorable changes in product mix and continued process improvements in the second quarter of 2014 positively impacted gross margin.  Gross profit percentage for the six months ended June 30, 2014 and 2013 was 11.9% and 12.1%, respectively.

Selling Expense:

Our selling expenses were $1.1 million or 4.2% of net sales and $1.2 million or 4.2% of net sales for the three months ended June 30, 2014 and 2013, respectively.  Selling expenses were $2.3 million or 4.2% of net sales and $2.4 million or 4.4% of net sales for the six months ended June 30, 2014 and 2013, respectively.

General and Administrative Expense:

Our general and administrative expenses were $1.8 million or 6.5% of net sales and $1.8 million or 6.3% of net sales for the three months ended June 30, 2014 and 2013, respectively.  General and administrative expenses were $3.5 million or 6.6% of net sales and $3.6 million or 6.5% of net sales for the six months ended June 30, 2014 and 2013, respectively.

Income Taxes:

Our effective tax rate for the three months ended June 30, 2014 was (6%) compared with 34% for the three months ended June 30, 2013.  The tax benefit in the second quarter of 2014 was the result of a favorable audit settlement with the Minnesota Department of Revenue which included the acceptance of the Company’s research and development credits of $100,000 which were previously reserved for as an uncertain position.  The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Statutory federal tax provision	$79,000	$97,000	$130,000	$140,000
State income taxes	12,000	13,000	19,000	23,000
Income tax credits	(6,000)	(17,000)	(14,000)	(103,000)
Change in uncertain tax positions	(100,000)	8,000	(100,000)	22,000
Other	—	(3,000)	—	(5,000)
Income tax expense (benefit)	$(15,000)	$98,000	$35,000	$77,000

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

On June 30, 2014, we had outstanding advances of $7.2 million under the line of credit and unused availability of $4.2 million supported by our borrowing base.  We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs.  Our working capital was $23.0 million and $15.5 million as of June 30, 2014 and December 31, 2013, respectively.  The increase in working capital relates primarily to the reclassification of our line of credit from current to long term.  We have reclassified to long term on our balance sheet at June 30, 2014 because we have the ability and intent to refinance the debt on a long term basis.

Net cash provided by operating activities for the six months ended June 30, 2014 was $1.3 million.  Cash provided in the  first six months of 2014 came primarily from profits, noncash addback of depreciation and the timing of collections on our accounts receivable, offset by increased inventories and accounts payable purchases to support the increase in our 90 day backlog.

Net cash used in investing activities of $1.1 million for the six months ended June 30, 2014 is comprised of property and equipment purchases to support the business.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time.  This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. The Company has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

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

101

Financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiary

Date: August 6, 2014	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Executive Officer and President
Nortech Systems Inc.

Date: August 6, 2014	by	/s/ Paula M. Graff

Paula M. Graff
Vice President and Chief Financial Officer
Nortech Systems Inc.