Form 10-Q
period 2014-09-30
NORTECH SYSTEMS INC
filed 2014-11-05
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of $.01 par value common stock outstanding at November 1, 2014 - 2,742,992

(The remainder of this page was intentionally left blank.)

PART I - FINANCIAL INFORMATION

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$203,482	$—
Accounts Receivable, Less Allowance for Uncollectible Accounts	15,606,066	16,030,848
Inventories	20,416,199	17,427,470
Prepaid Expenses	974,602	634,350
Income Taxes Receivable	400,051	140,174
Deferred Income Taxes	683,000	683,000
Total Current Assets	38,283,400	34,915,842

Property and Equipment, Net	11,033,721	11,037,160
Other Assets	118,450	122,419
Total Assets	$49,435,571	$46,075,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of Credit	$—	$7,234,983
Current Maturities of Long-Term Debt	737,961	632,176
Accounts Payable	9,346,406	8,185,012
Accrued Payroll and Commissions	3,282,766	2,595,393
Other Accrued Liabilities	938,842	718,974
Total Current Liabilities	14,305,975	19,366,538

Long-Term Liabilities
Line of Credit	7,831,089	—
Long-Term Debt, Net of Current Maturities	4,144,139	4,246,914
Deferred Income Taxes	333,680	282,000
Other Long-Term Liabilities	197,240	244,521
Total Long-Term Liabilities	12,506,148	4,773,435
Total Liabilities	26,812,123	24,139,973
Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized:
250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized:
2,742,992 Shares Issued and Outstanding	27,430	27,430
Additional Paid-In Capital	15,760,678	15,738,233
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	6,648,276	5,982,721
Total Shareholders’ Equity	22,623,448	21,935,448
Total Liabilities and Shareholders’ Equity	$49,435,571	$46,075,421

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED
	SEPTEMBER 30
	2014	2013

Net Sales	$28,037,865	$27,389,275

Cost of Goods Sold	24,510,862	24,373,696

Gross Profit	3,527,003	3,015,579

Operating Expenses
Selling Expenses	1,303,920	1,228,583
General and Administrative Expenses	1,749,593	1,410,815
Total Operating Expenses	3,053,513	2,639,398

Income From Operations	473,490	376,181

Other Expense
Interest Expense	(89,598)	(103,977)
Miscellaneous Income (Expense), net	(13,195)	32,713
Total Other Expense	(102,793)	(71,264)

Income Before Income Taxes	370,697	304,917

Income Tax Expense	38,000	87,000

Net Income	$332,697	$217,917

Earnings Per Common Share:

Basic	$0.12	$0.08

Weighted Average Number of Common Shares Outstanding - Basic	2,742,992	2,742,992

Diluted	$0.12	$0.08

Weighted Average Number of Common Shares Outstanding - Diluted	2,747,943	2,742,992

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2014	2013

Net Sales	$81,595,474	$81,765,375

Cost of Goods Sold	71,711,557	72,153,707

Gross Profit	9,883,917	9,611,668

Operating Expenses
Selling Expenses	3,570,066	3,618,354
General and Administrative Expenses	5,256,963	5,020,405
Total Operating Expenses	8,827,029	8,638,759

Income From Operations	1,056,888	972,909

Other Expense
Interest Expense	(271,661)	(302,997)
Miscellaneous Income (Expense), net	(46,672)	40,314
Total Other Expense	(318,333)	(262,683)

Income Before Income Taxes	738,555	710,226

Income Tax Expense	73,000	164,000

Net Income	$665,555	$546,226

Earnings Per Common Share:

Basic	$0.24	$0.20

Weighted Average Number of Common Shares Outstanding - Basic	2,742,992	2,742,992

Diluted	$0.24	$0.20

Weighted Average Number of Common Shares Outstanding - Diluted	2,747,552	2,742,992

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2014	2013
Cash Flows From Operating Activities
Net Income	$665,555	$546,226
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities
Depreciation	1,517,153	1,505,367
Amortization	3,969	3,969
Compensation on Stock-Based Awards	22,445	9,945
Impairment on Assets	1,150	74,003
Deferred Taxes	51,680	171,000
(Gain) Loss on Disposal of Property and Equipment	687	(1,007)
Changes in Current Operating Items
Accounts Receivable	424,782	(1,474,677)
Inventories	(2,988,729)	(983,539)
Prepaid Expenses	(340,252)	(340,481)
Income Taxes Receivable	(259,877)	(200,126)
Income Taxes Payable	—	(60,878)
Accounts Payable	1,443,580	(650,810)
Accrued Payroll and Commissions	687,373	1,259,687
Other Accrued Liabilities	175,669	120,092
Net Cash Provided by (Used in) Operating Activities	1,405,185	(21,229)
Cash Flows from Investing Activities
Proceeds from Sales of Assets	250	56,810
Purchases of Property and Equipment	(1,801,069)	(1,006,874)
Net Cash Used in Investing Activities	(1,800,819)	(950,064)
Cash Flows from Financing Activities
Borrowings on Line of Credit	83,477,209	—
Repayments on Line of Credit	(82,881,103)	—
Net Borrowings on Line of Credit	—	59,653
Proceeds from Long-Term Debt	510,000	1,884,000
Principal Payments on Long-Term Debt	(506,990)	(489,729)
Net Cash Provided by Financing Activities	599,116	1,453,924
Net Increase in Cash	203,482	482,631
Cash - Beginning	—	—
Cash - Ending	$203,482	$482,631
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$268,371	$278,387
Cash Paid During the Period for Income Taxes	417,615	187,300

Supplemental Noncash Investing and Financing Activities
Capital Expenditures in Accounts Payable	35,720	105,468

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

Stock Options

Following is the status of all stock options outstanding as of September 30, 2014:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2014	216,000	$6.46
Granted	—	—
Cancelled	(20,000)	7.46
Outstanding - September 30, 2014	196,000	$6.36	3.16	$50,023
Exercisable - September 30, 2014	172,918	$6.70	2.44	$16,677

There were no options exercised during the three and nine months ended September 30, 2014 and 2013.  There were no stock options granted during the three and nine months ended September 30, 2014 and the three months ended September 30, 2013.  The weighted-average fair value of options granted during the nine months ended September 30, 2013 was $1.65 per share.

Total compensation expense related to stock options for the three months ended September 30, 2014 and 2013 was $7,482 and $4,444, respectively.  Total compensation expense related to stock options for the nine months ended September 30, 2014 and 2013 was $22,445 and $9,945, respectively.  As of September 30, 2014, there was approximately $24,000 of unrecognized compensation related to unvested option awards that we expect to recognize over a weighted-average period of 1.18 years.

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

As of September 30, 2014, we had granted all 750,000 Units and 650,000 remain outstanding with vesting dates ranging from December 31, 2014 through December 31, 2019.

Total compensation expense related to these Units based on the estimated appreciation over their remaining terms was approximately $38,000 and $12,000 for the three months ended September 30, 2014 and 2013, respectively and approximately $119,000 and $49,000 for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, approximately $199,000 and $81,000 have been accrued under this plan, respectively.  As of September 30, 2014, approximately $43,000 of this balance was included in Other Accrued Liabilities and the remaining $156,000 balance was included in Other Long-term Liabilities.  As of December 31, 2013, approximately $29,000 of this balance is included in Other Accrued Liabilities and the remaining $52,000 was included in Other Long-term Liabilities.

Earnings per Common Share

For the three and nine months ended September 30, 2013, the effect of all stock options was antidilutive.  Therefore, no outstanding options were included in the computation of per-share amounts.  For both the three and nine months ended September 30, 2014, 26,750 stock options were included in the computation of diluted per share amounts as their impact was dilutive.  For the three and nine months ended September 30, 2014, stock options of 169,250 and 178,139, respectively were excluded because their inclusion would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business.  Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts was $211,000 and $138,000 at September 30, 2014 and December 31, 2013, respectively.  We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

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

Inventories are as follows:

	September 30	December 31
	2014	2013

Raw Materials	$13,748,286	$12,282,902
Work in Process	4,612,452	3,317,573
Finished Goods	2,877,220	2,926,512
Reserve	(821,759)	(1,099,517)

Total	$20,416,199	$17,427,470

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance.  We will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time.  This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. We have not yet selected a transition method and are currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

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

Our largest customer has two divisions which accounted for 10% or more of our net sales for the three and nine months ended September 30, 2014 and 2013.  The first division accounted for 23% and 24% of net sales for the three and nine months ended September 30, 2014 and 22% and 20% of net sales for the three and nine months ended September 30, 2013.  The second division accounted for 7% and 5% of net sales for the three and nine months ended September 30, 2014, respectively and 6% of net sales for the three and nine months ended September 30, 2013.  Together the divisions accounted for 30% and 29% of net sales for the three and nine months ended September 30, 2014, respectively and 28% and 26% for the three and nine months ended September 30, 2013, respectively.

Combined accounts receivable from both divisions represented 20% of total accounts receivable at September 30, 2014 and December 31, 2013.

Export sales represented 13% of net sales for the three and nine months ended September 30, 2014 and 2013.

NOTE 3. FINANCING ARRANGEMENTS

We have a credit agreement with Wells Fargo Bank (WFB) which was most recently amended on May 16, 2014 and provides for a line of credit arrangement of $13.5 million that expires, if not renewed, on May 31, 2018.  The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on December 31, 2027, an equipment loan for $1.6 million and a new term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018.  As of September 30, 2014, we have borrowed $0.3 million against the $1.0 million capital term note.

Long-term debt at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30	December 31
	2014	2013
Real Estate Term Loan 1, interest at three month LIBOR + 3.0%, due in installments through March 31, 2027	$1,445,078	$1,533,928
Real Estate Term Loan 2, interest at three month LIBOR + 3.0%, due in installments through December 31, 2027	1,488,000	1,571,700
Equipment loan, interest at three month LIBOR + 3.0%, due January 31, 2016	126,666	197,916
Equipment loan, interest at three month LIBOR + 3.0%, due May 31, 2018	1,182,356	1,135,546
Equipment loan, interest at three month LIBOR + 3.0%, due May 31, 2018	280,000	—
Blue Earth Bond, which bears a variable interest rate, due in installments through June 30, 2021	360,000	440,000
Total debt	4,882,100	4,879,090
Less current maturities	737,961	632,176
Long-term debt	$4,144,139	$4,246,914

Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate.  Our line of credit bears interest at three-month LIBOR + 2.5% (approximately 2.75% at September 30, 2014) while our real estate term notes bear interest at three-month LIBOR + 3.0% (approximately 3.25% at September 30, 2014).  The weighted-average interest rate on our line of credit was 2.7% and 2.9% for the three and nine months ended September 30, 2014, respectively.  The weighted-average rate on our real estate term notes was 3.3% and 3.4% for the three and nine months ended September 30, 2014, respectively.  At December 31, 2013, we had borrowing on our line of credit of $7,234,983, included in current debt on the balance sheet.  At September 30, 2014, we had borrowings on our line of credit of $7,831,089.  In the second quarter, the line of credit was extended and reclassified to long-term on our balance sheet to reflect its long-term nature.  The line of credit requires a lock box arrangement; however there are no acceleration clauses that would accelerate the maturity of our outstanding borrowings.

The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  At September 30, 2014, we have net unused availability under our line of credit of approximately $4.3 million.  The line is secured by substantially all of our assets.

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.  Our effective tax rate for the three months ended September 30, 2014 was 10%, compared with 29% for the three months ended September 30, 2013. The decrease in the effective tax rate in the third quarter of 2014 was the result of a favorable return to provision true-up discrete item primarily related to additional research and development credits that were determined when filing the return.  Our effective tax rate for the nine months ended September 30, 2014 was 10% compared with 23% for the nine months ended September 30, 2013.  The decrease in the effective tax rate is primarily due to the favorable return to provision true-up and the audit settlement with Minnesota Department of Revenue which included the acceptance of our research and development credits of $100,000 which were previously reserved for as an uncertain position.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Statutory federal tax provision	$129,000	$105,000	$259,000	$245,000
State income taxes	14,000	16,000	33,000	39,000
Income tax credits	(19,000)	(48,000)	(33,000)	(151,000)
Change in uncertain tax positions	1,000	11,000	(99,000)	33,000
Return to provision true-up	(84,000)	—	(84,000)	—
Other	(3,000)	3,000	(3,000)	(2,000)
Income tax expense (benefit)	$38,000	$87,000	$73,000	$164,000

At September 30, 2014, we had $44,000 of net uncertain tax benefit positions remaining in other long-term liabilities related to research and development credits that would reduce our effective income tax rate if recognized.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Wayzata, Minnesota based full-service electronics manufacturing services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  We provide value added engineering services and technical support including design, testing, prototyping and supply chain management to customers mainly in the aerospace and defense, medical, and industrial equipment markets. We maintain manufacturing facilities in Baxter, Bemidji, Blue Earth, Mankato, Merrifield, and Milaca, Minnesota; Augusta, Wisconsin; and Monterrey, Mexico.  All of the our facilities are certified to one or more of the ISO standards, including 9001 and 13485, with most having additional certifications based on the needs of the customers they serve.

Summary of Results:

Revenue and operating profit for the third quarter of 2014 continued to improve compared to the first two quarters of 2014.  Backlog and pipeline activities also continued to increase, with 90 day backlog ending the quarter 9% up from the beginning of the quarter and 11% over third quarter 2013.  Increased opportunities to our medical customers in Q3 played a large role in the higher revenue and backlog for third quarter.  Industrial customers are showing signs of recovery as the economy improves and the defense customers are adjusting to the decreased demand from budget and program cuts.

For the quarter ended September 30, 2014, we reported net sales of $28.0 million compared to $27.4 million reported in the same quarter of 2013.  Increased sales to our medical customers were offset by decreased sales to our aerospace and defense customers.  Industrial sales were flat compared to prior year but with an improving backlog.

Our gross profit percentage for the three months ended September 30, 2014 was 12.6% compared to 11.0% for the three months ended September 30, 2013.  Leveraging and plant utilization as well as continued process improvements in the third quarter of 2014 positively impacted gross margin.  Gross profit percentage for the nine months ended September 30, 2014 and 2013 was 12.1% and 11.8%, respectively.

Income from operations increased 26% to $473,000 for the three months ended September 30, 2014 versus $376,000 for the three months ended September 30, 2013.  Income from operations increased 9% to $1,057,000 for the nine months ended September 30, 2014 versus $973,000 for the nine months ended September 30, 2013.

Net income for the third quarter of 2014 was $332,697 or $0.12 per diluted common share, compared to net income of $217,917 or $0.08 per diluted common share for the same period in 2013.  Net income for the nine months ended September 30, 2014 was $665,555 or $0.24 per diluted common share, while net income from the same period in 2013 totaled $546,226 or $0.20 per diluted common share.

Cash provided by operating activities in the first nine months of 2014 was $1.4 million.  Cash provided in the first nine months of 2014 came primarily from profits, noncash addback of depreciation and the timing of payments on our accounts payable, offset by increased inventories to support our backlog increases.  Cash used by operating activities in the first nine months of 2013 was $21,000 due to increased inventories and slower than expected collections on our accounts receivable.

Results of Operations:

The following table presents statements of income data as percentages of total net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	87.4	89.0	87.9	88.2
Gross Profit	12.6	11.0	12.1	11.8

Selling Expenses	4.7	4.5	4.4	4.4
General and Administrative Expenses	6.2	5.1	6.4	6.2
Income from Operations	1.7	1.4	1.3	1.2

Other Expenses, Net	(0.4)	(0.3)	(0.4)	(0.3)
Income Before Income Taxes	1.3	1.1	0.9	0.9

Income Tax Expense	0.1	0.3	0.1	0.2
Net Income	1.2%	0.8%	0.8%	0.7%

Net Sales:

We reported net sales of $28.0 million and $27.4 million for the three months ended September 30, 2014 and 2013, respectively.  Net sales for the nine months ended September 30, 2014 and 2013 were $81.6 million and $81.8 million, respectively.  Revenue increases to our medical customers were offset by decreases to our aerospace and defense customers.  Decreases in aerospace and defense revenue resulted from reduced demand from several of our existing customers, some of which were due to delays in government funding.  Defense contract length and size continue to decrease in this post war environment with several large programs eliminated or substantially reduced.

Net sales by our major EMS industry markets for the three and nine month periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2014	2013	%	2014	2013	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	3,656	4,693	(22)	11,737	14,394	(18)
Medical	10,792	9,045	19	30,837	24,959	24
Industrial	13,590	13,651	(0)	39,021	42,412	(8)
Total Sales	28,038	27,389	2	81,595	81,765	(0)

Backlog:

Our 90-day order backlog as of September 30, 2014 was approximately $20.9 million, a 9% increase compared to approximately $19.2 million at the beginning of the quarter.  Our medical customers backlog has continued to increase.  Aerospace and defense backlog decreased from the prior year due to lower Department of Defense funding and the post war transition. Our industrial customers are beginning to gain traction as the overall economy has been improving.  Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.

90 Day backlog by our major EMS industry markets are as follows:

	Backlog as of the Quarter Ended
	September 30	June 30	September 30
(in thousands)	2014	2014	2013

Aerospace and Defense	$3,690	$3,647	$5,222
Medical	10,112	8,638	5,576
Industrial	7,127	6,917	7,994
Total Backlog	$20,929	$19,202	$18,792

Our 90 day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

Gross profit as a percent of net sales for the three months ended September 30, 2014 and 2013 was 12.6% and 11.0%, respectively.  Leveraging and plant utilization and continued process improvements in the third quarter of 2014 positively impacted gross margin.  Gross profit percentage for the nine months ended September 30, 2014 and 2013 was 12.1% and 11.8%, respectively

Selling Expense:

Our selling expenses were $1.3 million or 4.7% of net sales and $1.2 million or 4.5% of net sales for the three months ended September 30, 2014 and 2013, respectively.  Selling expenses were $3.6 million or 4.4% of net sales for the nine months ended September 30, 2014 and 2013.

General and Administrative Expense:

Our general and administrative expenses were $1.7 million or 6.2% of net sales and $1.4 million or 5.1% of net sales for the three months ended September 30, 2014 and 2013, respectively.  General and administrative expenses were $5.3 million or 6.4% of net sales and $4.9 million or 6.1% of net sales for the nine months ended September 30, 2014 and 2013, respectively.  The increase is mainly due to infrastructure investments.

Income Taxes:

Our effective tax rate for the nine months ended September 30, 2014 was 10% compared with 23% for the nine months ended September 30, 2013.  The decrease in the effective tax rate is primarily due to the favorable return to provision true-up and the audit settlement with Minnesota Department of Revenue which included the acceptance of our research and development credits of $100,000 which were previously reserved for as an uncertain position.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Statutory federal tax provision	$129,000	$105,000	$259,000	$245,000
State income taxes	14,000	16,000	33,000	39,000
Income tax credits	(19,000)	(48,000)	(33,000)	(151,000)
Change in uncertain tax positions	1,000	11,000	(99,000)	33,000
Return to provision true-up	(84,000)	—	(84,000)	—
Other	(3,000)	3,000	(3,000)	(2,000)
Income tax expense	$38,000	$87,000	$73,000	$164,000

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

On September 30, 2014, we had outstanding advances of $7.8 million under the line of credit and unused availability of $4.3 million supported by our borrowing base.  We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs.  Our working capital was $24.0 million and $15.5 million as of September 30, 2014 and December 31, 2013, respectively.  The increase in working capital relates primarily to the line of credit which was extended in second quarter and reclassified to long term on our balance sheet at September 30, 2014 to reflect its long-term nature.

Net cash provided by operating activities for the nine months ended September 30, 2014 was $1.4 million.  Cash provided in the  first nine months of 2014 came primarily from profits,

noncash addback of depreciation and the timing of payments on our accounts payable, offset by increased inventories to support the increase in our 90 day backlog.

Net cash used in investing activities of $1.8 million for the nine months ended September 30, 2014 is comprised of property and equipment purchases to support the business.

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

101

Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiary

Date: November 5, 2014	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Executive Officer and President
Nortech Systems Inc.

Date: November 5, 2014	by	/s/ Paula M. Graff

Paula M. Graff
Vice President and Chief Financial Officer
Nortech Systems Inc.