Form 10-K
period 2014-12-31
NORTECH SYSTEMS INC
filed 2015-03-11
CIK 722313

Use these links to rapidly review the document
TABLE OF CONTENT
NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY TABLE OF CONTENTS DECEMBER 31, 2014 AND 2013
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $4.66 per share, was $6,197,227 on June 30, 2014.

         Shares of common stock outstanding at February 28, 2015: 2,742,992.

         (The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2014 Annual Shareholders' Meeting have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission (SEC) within 120 days after December 31, 2014, the end of our fiscal year.

        (The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10K

NORTECH SYSTEMS INCORPORATED
FORM 10-K
For the Year Ended December 31, 2014

PART I

ITEM 1.        BUSINESS

DESCRIPTION OF BUSINESS

        We are a Minnesota corporation organized in December 1990, filing annual reports, quarterly reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, who file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

GENERAL

        We are an Electronic Manufacturing Services (EMS) company with our headquarters in Wayzata, Minnesota, a suburb of Minneapolis, Minnesota. We maintain facilities in Minnesota including Bemidji, Blue Earth, Milaca, Mankato, Baxter, and Merrifield; as well as Augusta, Wisconsin and Monterrey, Mexico. We offer a full service of value-added technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing and supply chain management. Our manufacturing and engineering services include complete medical devices, printed circuit board assemblies, wire and cable assemblies, and complex higher level electromechanical assemblies. The vast majority of our revenue is derived from products built to the customer's design specifications.

        Our breadth of manufacturing, technical expertise and experience make us attractive to our broad customer base. Many of our customers are original equipment manufacturers (OEMs) in the Aerospace and Defense, Medical/Life Sciences and Industrial markets. The diversity in the markets we serve is an advantage in dealing with the effects of fluctuations from the economy and competition. In the design phase, we provide technical support, expertise in design for manufacturing and testing capabilities that allow our customer programs to get to production faster while meeting both their quality and cost requirements. Our customers rely on our expertise in manufacturing and supply chain to manage and reduce cost over the life cycle of their products. This requires a strong relationship with our customers based on a trusting partnership as we perform as an extension of their operations.

BUSINESS SEGMENT

        All of our operations fall under the Contract Manufacturing segment within the EMS industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers' needs. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our financial information is consolidated and evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

BUSINESS STRATEGY

        The EMS industry has evolved into a dynamic, high-tech global electronics contract services industry. We continue to expand our capabilities to better meet these changing market requirements. Along with offering technical expertise in our quality processes, design applications and testing, we are also increasing our focus on supplier-managed inventory services and the cost drivers throughout the supply chain. Our Mexico operation provides a lower-cost labor alternative for our customers and we recently expanded our customer support into the Asia market.

        We continue to pursue acquisitions, mergers, and/or joint ventures of companies in the EMS industry to remain competitive, grow our customer base and increase revenues. Our strategic objectives and our history are based on both organic and acquired growth.

        Our quality systems and processes are based on International Standards Organization (ISO) standards with all facilities certified to the latest version of the ISO 9001 and/or Aerospace Systems (AS) 9100 standards. We also have ISO 13485 certification which recognizes our quality management systems applicable to contract design, manufacture and repair of assemblies for the medical industry. Our Milaca operation is a U.S. Food and Drug Administration (FDA) registered facility. These certifications and registrations provide our customers assurance of our capabilities and proven processes. All of our facilities are certified to one or more of the ISO/AS standards, with most having additional certifications based on the needs of the customers they serve.

        We are committed to quality, cost effectiveness and responsiveness to customer requirements. To achieve these objectives we have invested in Restriction of Hazardous Substances (ROHS/lead free) processing, equipment, plant capacity studies, people, enterprise resource planning (ERP) systems, lean manufacturing and supply chain management techniques at our facilities. We are committed to continuous improvement and have invested in training our people to identify and act on improvement opportunities. We maintain a diversified customer base and expand into other capabilities and services when there is a fit with our core competencies and strategic vision.

MARKETING

        We concentrate our marketing efforts in the Aerospace and Defense, Medical/Life Sciences and Industrial markets. Our marketing strategy emphasizes our expertise and experience in each of our markets. Our expertise helps our customers save time and money and also reduces their risks. The breadth of our manufacturing, supply chain, engineering services and complete turnkey solutions assist our customers in getting their products to market quickly while managing the total cost solution. Our strength is managing low volume, high mix customer demand. This requires us to have close customer relationships and operational flexibility to manage the variation of product demands.

        Our customer emphasis continues to be on companies that require an electronic manufacturing partner with a high degree of manufacturing and quality sophistication, including statistical process control (SPC), statistical quality control (SQC), ISO standards, Military Specifications (Mil Spec), AS 9100 and FDA facility registration. We continue efforts to penetrate our existing customer base and expand market opportunities with participation in industry publications and selected trade shows. We target customers who value proven manufacturing performance, design, project management and application engineering expertise and who value the flexibility to manage the supply chain of a high mix of products and services. We market our services through a business development team and independent manufacturers' representatives.

SOURCES AND AVAILABILITY OF MATERIALS

        We currently purchase the majority of our electronic components directly from electronic component manufacturers and large electronic distributors. On occasion some of our components may be placed on a stringent allocation basis; however, we are not currently experiencing any major material purchasing or availability problems.

MAJOR CUSTOMERS

        Our largest customer, General Electric, has two divisions that collectively account for more than 10% of net sales for the years ended December 31, 2014 and 2013, respectively. GE Healthcare accounted for 23% and 20% of net sales for the years ended December 31, 2014 and 2013, respectively. GE Transportation accounted for 6% of net sales for the years ended December 31, 2014 and 2013, respectively.

PATENTS AND LICENSES

        We are not presently dependent on a proprietary product requiring licensing, patent, copyright or trademark protection. We do not believe that patents, licenses, copyrights and trademark protection are necessary for successful operations. We believe the successful manufacture and sale of our products generally depends more on our technical expertise and manufacturing skills.

COMPETITION

        The contract manufacturing EMS industry's competitive makeup includes small closely held contract manufacturing companies, large global full-service contract manufacturers, company-owned in-house manufacturing facilities and foreign contract manufacturers. We do not believe that the small closely held operations pose a significant competitive threat in the markets and customers we serve, as they generally do not have the complete manufacturing and engineering services or capabilities required by our target customers. We do believe the larger global full service and foreign manufacturers are more focused on higher volume customer engagements and we do not see them as our primary competition. We continue to see opportunities with OEM companies that have their own in-house electronic manufacturing capabilities as they evaluate their internal costs and investments against outsourcing to contract manufacturers. We do see trends of the low volume, high mix customer demand going to a regional supply base. This is a good fit with our US and Mexico operations. We continue to study and investigate other regions and global alternatives to meet our competitive challenges and customer requirements. We added customer service and support in the Asia market during the second half of 2014.

RESEARCH AND DEVELOPMENT

        We perform research and development for customers on an as requested and program basis for development of conceptual engineering and design activities prior to manufacturing the products. We did not expend significant dollars in 2014 or 2013 on company-sponsored product research and development.

ENVIRONMENTAL LAW COMPLIANCE

        We believe that our manufacturing facilities are currently operating under compliance with local, state, and federal environmental laws. We have incurred, and plan to continue incurring, the necessary expenditures we deem necessary for compliance with applicable laws. Any environmental-oriented equipment is capitalized and depreciated over a seven-year period. The annualized depreciation expense for this type of environmental equipment is insignificant. Expenditures relating to compliance for operating facilities incurred in the past have not significantly affected our capital expenditures, earnings or competitive position.

GOVERNMENT REGULATION

        As a medical device manufacturer we have additional compliance requirements. We are required to register with the U.S. Food and Drug Administration ("FDA") and are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation ("QSR") requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA.

EMPLOYEES

        We have 700 full-time and 113 part-time/temporary employees as of January 31, 2015. Manufacturing personnel, including direct, indirect support and sales functions, comprise 675 employees, while general administrative employees total 25. At January 31, 2014 we had 673 full-time and 104 part-time/temporary employees. The increase is a result of adjusting to customer demand.

FOREIGN OPERATIONS AND EXPORT SALES

        We have a leased manufacturing facility in Monterrey, Mexico with approximately $823,000 in long-term assets at December 31, 2014. Export sales represented 13% and 12% of net sales for the years ended December 31, 2014 and 2013, respectively.

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

        Competitive factors in our targeted markets are believed to be quality, the ability to meet delivery schedules, customer service, technology solutions, and price. We also expect that our competitors will continue to improve the performance of their current products or services, to reduce their current products or service sales prices and improve services that maybe offered. Any of these could cause a decline in sales, loss of market share, or lower profit margin.

        The availability of excess manufacturing capacity of our competitors also creates competitive pressure on price and winning new business. We must continue to provide a quality product, be responsive and flexible to customers' requirements, and deliver to customers' expectations. Our lack of execution could have an adverse effect on our results of operations and financial condition.

We may not meet regulatory quality standards applicable to our manufacturing and quality processes which could have an adverse effect on our business.

        As a medical device manufacturer we have additional compliance requirements. We are required to register with the U.S. Food and Drug Administration ("FDA") and are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation ("QSR") requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA. If any FDA inspection reveals noncompliance with QSR or other FDA regulations, it could adversely affect our operations.

A large percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us.

        Our largest customer has two divisions that account for 29% and 26% of net sales for the years ended December 31, 2014 and 2013, respectively.

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

        We face, through the normal course of business, customer cancellations and rescheduled orders and are not always successful in recovering the costs of such cancellations or rescheduling. In addition, excess and obsolete inventory losses as a result of customer order changes, cancellations, product changes and contract termination could have an adverse effect on our operations. We estimate and reserve for any known or potential impact from these possibilities.

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

        Our credit agreement contains financial and operating covenants with which we must comply. As of December 31, 2014, we were in compliance with these covenants. However, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

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

Location	Own/Lease	Lease End Date	Square Feet Manufacturing Space	Square Feet Office Space	Total Square Feet
Bemidji, MN	Own		56,000	13,000	69,000
Blue Earth, MN	Own		92,000	48,000	140,000
Merrifield, MN	Own		34,000	12,000	46,000
Baxter, MN	Lease	Month to Month	5,000	2,000	7,000
Milaca, MN	Lease	May 31, 2016	15,000	5,000	20,000
Mankato, MN	Own		43,000	15,000	58,000
Augusta, WI	Own		15,000	5,000	20,000
Monterrey, Mexico	Lease	December 31, 2019	45,000	1,000	46,000

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

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of February 28, 2015, there were 701 shareholders of record. Our stock is listed on the NASDAQ Capital Market under the symbol "NSYS". We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2014 or 2013. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, limitations on payments of dividends present in our current or future debt agreements, and other factors.

        Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High
March 31, 2014	$4.89	$5.85
June 30, 2014	$4.31	$5.32
September 30, 2014	$4.69	$5.26
December 31, 2014	$5.06	$6.80
March 31, 2013	$2.96	$3.77
June 30, 2013	$3.25	$4.29
September 30, 2013	$3.32	$4.95
December 31, 2013	$4.51	$7.00

        Sales of Unregistered Securities:

        We did not have any unregistered sales of equity securities in 2014.

        Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

        We did not make any purchases of our equity securities in 2014.

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

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a Minnesota based full-service EMS contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies, medical devices and other box builds for a wide range of industries. We serve three major markets within the EMS industry: Aerospace and Defense, Medical/Life Sciences, and the Industrial market which includes industrial equipment, transportation, vision, agriculture, oil and gas. In Minnesota, we have facilities in Baxter, Bemidji, Blue Earth, Mankato, Merrifield, Milaca and Wayzata. We also have facilities in Augusta, Wisconsin and Monterrey, Mexico.

        The vast majority of our revenue is derived from products built to the customer's design specifications following a wide range of manufacturing process, from simple to highly complex. Our goal is to expand and diversify our customer base by focusing on sales and marketing efforts that fit our value-added service strategy. Our Mexico operation allows for lower cost production alternatives when the opportunities are presented. During 2014, we continued our supply chain and lean manufacturing initiatives designed to reduce costs, improve asset utilization and increase responsiveness to customers. Our initiatives focused on improving quality and on-time delivery as well as improving our manufacturing processes and yields by doing it right the first time.

        Our net sales in 2014 were $112.0 million, an increase of 0.9% compared to 2013. Our revenue for 2014 had mixed results. Increases from new and existing medical customers were offset by decreases to defense customers due to major cuts to Department of Defense budgets and programs. Sales to our industrial customers were flat.

        Our 90-day backlog at December 31, 2014 was $17.3 million, compared to $16.1 million at the end of 2013. The 7% increase in backlog relates primarily to increased orders to our existing industrial customers.

        Our gross profit as a percentage of net sales was 11.9% and 11.8% for the years ended December 31, 2014 and 2013, respectively. Gross profit as a percentage of net sales was positively impacted by continuous improvement programs and increased investment in automation, partially offset by launch costs associated with a number of new assemblies across several of our operations.

        Our net income in 2014 was $0.9 million or $0.32 per diluted common share. Net income totaled $0.8 million or $0.29 per diluted common share in 2013. The improvement in net income is the result of the decrease in effective tax rate from a favorable audit settlement with the Minnesota Department of Revenue.

        Cash provided by operating activities for the year ended December 31, 2014 was $1.6 million. Cash provided in 2014 came from profits and noncash addback of depreciation offset by an increase in our accounts receivable and inventories. Cash provided by operating activities for the year ended December 31, 2013 was $0.3 million. Cash provided in 2013 came from profits and depreciation, partially offset by increased accounts receivable and lower accounts payable.

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

Revenue Recognition:

        We recognize manufacturing revenue when we ship goods or the goods are received by our customer, when title has passed, all contractual obligations have been satisfied, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We also provide engineering services separate from the manufacture of a product. Revenue for engineering services is generally recognized upon completion of the engineering process. In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized when the repairs are completed and the repaired products are shipped back to the customer. Our net sales for services were less than 5% of our total sales for all periods presented, and accordingly, are included in net sales in the consolidated statement of operations. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Allowance for Doubtful Accounts:

        When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on outstanding accounts receivable. A considerable amount of judgment is required when assessing the realizability of accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We have historically not experienced significant bad debts and believe the reserve is adequate for any exposure to loss in the December 31, 2014 accounts receivable.

Inventory Reserves:

        Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process that is used to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We believe the total reserve at December 31, 2014 is adequate.

Valuation Allowance:

        We record valuation allowances against our deferred tax assets when necessary. Realization of deferred tax assets (such as state net operating loss carry forwards) is dependent on future taxable earnings and therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against these assets, thereby increasing income tax expense or decreasing the income tax benefit in the period the determination is made. As of December 31, 2014, we expect to recover our deferred tax assets in their entirety, and thus no valuation allowance was deemed necessary.

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

        No matters have come to our attention since December 31, 2014 that would cause the estimates included in the consolidated financial statements to change materially.

OPERATING RESULTS

        The following table presents our statements of income data as percentages of net sales for the indicated year:

	2014	2013
Net Sales	100.0%	100.0%
Cost of Goods Sold	88.1	88.2

Gross Profit	11.9	11.8
Selling Expenses	4.5	4.3
General and Administrative Expenses	6.2	6.2

Income from Operations	1.2	1.3
Other Expense	0.3	0.3
Income Tax Expense	0.1	0.3

Net Income	0.8%	0.7%

Net sales:

        For the years ended December 31, 2014 and 2013, we had net sales of $112.0 million and $111.1 million, respectively, an increase of 0.9%. Revenue to medical customers increased 17% compared to 2013, however this was offset by decreased revenue to our aerospace & defense customers. Defense contract length and size continue to decrease in this post war environment with several large programs eliminated or substantially reduced.

        Net sales by our major EMS industry markets for the years ended December 31, 2014 and 2013 are as follows:

(in thousands)	2014 $	2013 $	% Change
Aerospace and Defense	14,869	19,879	(25)
Medical/Life Sciences	41,402	35,429	17
Industrial	55,771	55,750	0

Total Net Sales	112,042	111,058	1

Backlog:

        Our 90 day backlog was approximately $17.3 million on December 31, 2014, compared to $16.1 million at December 31, 2013. Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter. The increase in backlog relates to our industrial and medical customers offset by the decrease in defense backlog.

        90 day backlog by our major EMS industry markets are as follows:

	Backlog as of the Year Ended December 31
			% Change
(in thousands)	2014	2013
Aerospace and Defense	$3,237	$4,069	(20)
Medical/Life Sciences	6,306	6,088	4
Industrial	7,717	5,956	30

Total Backlog	$17,260	$16,113	7

        Our 90 day backlog varies due to order size, manufacturing delays, inventory programs, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

        For the years ended December 31, 2014 and 2013, we had gross profit of $13.3 million and $13.1 million, respectively. Gross profit as a percentage of net sales was

11.9% and 11.8% for the years ended December 31, 2014 and 2013, respectively. Gross profit as a percentage of net sales was positively impacted by our continuous improvement programs and an increased investment in automation, partially offset by launch costs associated with a number of new assemblies across several of our operations.

Selling:

        Selling expenses were $5.1 million or 4.5% of net sales for the year ended December 31, 2014 and $4.8 million or 4.3% of net sales for the year ended December 31, 2013. Our selling expenses have increased as we continue to invest in business development infrastructure and marketing initiatives in an effort to stimulate sales.

General and Administrative:

        General and administrative expenses were flat at $6.9 million or 6.2% of net sales for the year ended December 31, 2014 and $6.9 million or 6.2% of net sales for the year ended 2013.

Other Expense:

        Other expense for the years ended December 31, 2014 and 2013 was approximately $0.4 million. Other expense in both 2014 and 2013 relates primarily to interest expense.

Income Taxes:

        Income tax expense for the years ended December 31, 2014 and 2013 was $81,000 and $300,000, respectively. The effective tax rate for fiscal 2014 and 2013 was 8.4% and 27.6%, respectively. The decrease in tax rate is largely due to the result of a favorable audit settlement with the Minnesota Department of Revenue.

        The statutory rate reconciliation for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Statutory federal tax provision	$327,000	$370,000
State income taxes	45,000	45,000
Effect of foreign operations	(9,000)	(3,000)
Uncertain tax positions	(88,000)	41,000
Income tax credits	(215,000)	(167,000)
Permanent differences	21,000	14,000
	—	—

Income tax expense	$81,000	$300,000

Net Income:

        Our net income in 2014 was $0.9 million or $0.32 per diluted common share. Net income in 2013 was $0.8 million or $0.29 per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

        We believe that our existing financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the foreseeable future.

Credit Facility:

        We have a credit agreement with Wells Fargo Bank (WFB) which was most recently amended on May 16, 2014 and provides for a line of credit arrangement of $13.5 million that expires, if not renewed, on May 31, 2018. The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on December 31, 2027, an equipment loan for $1.6 million and a new term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018. As of December, 2014, we have borrowed $0.3 million against the $1.0 million capital term note.

        The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. We are in compliance with all covenants at December 31, 2014. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of our assets. This commitment is summarized as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at December 31, 2014	Date of Expiration
Line of credit	$13,500,000	$7,998,184	May 31, 2018

        As of December 31, 2014, we have net unused availability under our line of credit agreement of approximately $5.1 million as supported by our borrowing base.

        Cash flows for the years ended December 31, 2014 and 2013 are summarized as follows:

	2014	2013
Cash flows provided by (used in):
Operating activities	$1,580,830	$275,939
Investing activities	(2,186,911)	(1,147,521)
Financing activities	672,452	871,582

Net change in cash	$66,371	$—

        On December 31, 2014, we had working capital of approximately $24.3 million compared to $15.5 million at the end of 2013. The increase in working capital relates primarily to the line of credit which was extended in the second quarter of 2014 and reclassified to long term on our balance sheet at December 31, 2014.

        During 2014, we generated approximately $1.6 million of cash from operating activities mainly due to profits, noncash addback of depreciation and higher accounts payable offset by higher accounts receivable and inventories. Cash from operating activities in 2013 was mainly due to profits and noncash addback of depreciation offset by higher accounts receivable and lower accounts payable.

Cash conversion cycle:

	Three months ended December 31,
	2014	2013
Days in trade accounts receivable	52	50
Days in inventory	63	62
Days in accounts payable	(31)	(29)

Cash conversion cycle	84	83

        Our net cash used in investing activities of $2.2 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively is due to the purchase of property and equipment.

        Net cash provided by financing activities in 2014 of $0.7 million consisted of additional borrowings of $0.6 million and additional borrowings on the line of credit of $0.8 million offset by payments on long-term debt of $0.7 million. Net cash provided by financing activities in 2013 of $0.9 million consisted of additional borrowings of $2.2 million offset by a decrease in borrowing on the line of credit of $0.7 million and payments on long-term debt of $0.6 million. $1.7 million of additional borrowing relates to the purchase of the Mankato building.

        We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory and accounts payable as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate cash conversion cycle as the sum of days in receivable and inventory less days in accounts payable. Days in accounts receivable for the three months ended December 31, 2014 increased two days compared to the three months ended December 31, 2013. The increase in our cash conversion cycle is the result of the timing of collections on accounts receivable and payments of accounts payable. There were no changes to our terms and conditions.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

DECEMBER 31, 2014 AND 2013

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        (The remainder of this page was intentionally left blank.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Nortech Systems Incorporated and Subsidiary

        We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Minneapolis, Minnesota
March 11, 2015

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

ASSETS	2014	2013
CURRENT ASSETS
Cash	$66,371	$—
Accounts Receivable	17,367,668	16,030,848
Inventories	18,528,418	17,427,470
Prepaid Expenses	816,775	634,350
Income Taxes Receivable	465,236	140,174
Deferred Taxes	436,000	683,000

Total Current Assets	37,680,468	34,915,842

Property and Equipment, Net	10,888,717	11,037,160
Other Assets	117,127	122,419

Total Assets	$48,686,312	$46,075,421

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31, 2014 AND 2013

LIABILITIES AND SHAREHOLDERS' EQUITY	2014	2013
CURRENT LIABILITIES
Line of Credit	$—	$7,234,983
Current Maturities of Long-Term Debt	732,835	632,176
Accounts Payable	9,008,426	8,185,012
Accrued Payroll and Commissions	2,896,557	2,595,393
Other Accrued Liabilities	732,012	718,974

Total Current Liabilities	13,369,830	19,366,538

LONG-TERM LIABILITIES
Line of Credit	7,998,184	—
Long-Term Debt (Net of Current Maturities)	4,072,506	4,246,914
Deferred Taxes	149,000	282,000
Other Long-Term Liabilities	268,400	244,521

Total Long-Term Liabilities	12,488,090	4,773,435

Total Liabilities	25,857,920	24,139,973

SHAREHOLDERS' EQUITY
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock—$0.01 par value; 9,000,000 Shares Authorized; 2,742,992 Shares Issued and Outstanding	27,430	27,430
Additional Paid-In Capital	15,751,160	15,738,233
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	6,862,738	5,982,721

Total Shareholders' Equity	22,828,392	21,935,448

Total Liabilities and Shareholders' Equity	$48,686,312	$46,075,421

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Net Sales	$112,041,650	$111,058,439
Cost of Goods Sold	98,708,450	97,942,444

Gross Profit	13,333,200	13,115,995

Operating Expenses:
Selling Expenses	5,064,214	4,801,182
General and Administrative Expenses	6,940,379	6,859,778

Total Operating Expenses	12,004,593	11,660,960

Income From Operations	1,328,607	1,455,035

Other Income (Expense)
Other Income (Expense), net	—	21,134
Interest Expense	(367,590)	(388,793)

Total Other Expense	(367,590)	(367,659)

Income Before Income Taxes	961,017	1,087,376
Income Tax Expense	81,000	300,000

Net Income	$880,017	$787,376

Earnings Per Common Share:
Basic	$0.32	$0.29

Weighted Average Number of Common Shares Outstanding—Basic	2,742,992	2,742,992

Diluted	$0.32	$0.29

Weighted Average Number of Common Shares Outstanding—Dilutive	2,748,825	2,744,136

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
BALANCE DECEMBER 31, 2012	$250,000	$27,430	$15,725,392	$(62,936)	$5,195,345	$21,135,231
Net income	—	—	—	—	787,376	787,376
Compensation on stock-based awards	—	—	12,841	—	—	12,841

BALANCE DECEMBER 31, 2013	250,000	27,430	15,738,233	(62,936)	5,982,721	21,935,448
Net income	—	—	—	—	880,017	880,017
Compensation on stock-based awards	—	—	29,927	—	—	29,927
Excess tax benefit from stock-based awards	—	—	(17,000)	—	—	(17,000)

BALANCE DECEMBER 31, 2014	$250,000	$27,430	$15,751,160	$(62,936)	$6,862,738	$22,828,392

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$880,017	$787,376
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	2,024,860	2,004,940
Amortization	5,292	5,291
Compensation on Stock-Based Awards	29,927	12,841
Compensation on Equity Appreciation Rights	178,566	—
Impairment on Assets Held for Sale	—	74,003
Deferred Taxes	114,000	229,000
(Gain) Loss on Disposal of Property and Equipment	2,331	(1,357)
Changes in Current Operating Items:
Accounts Receivable	(1,336,820)	(2,422,915)
Inventories	(1,100,948)	237,392
Prepaid Expenses	(182,425)	(72,774)
Income Taxes Receivable	(325,062)	(140,174)
Income Taxes Payable	—	(60,878)
Accounts Payable	1,121,716	(1,137,447)
Accrued Payroll and Commissions	301,164	629,736
Other Accrued Liabilities	(131,788)	130,905

Net Cash Provided by Operating Activities	1,580,830	275,939

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	250	57,160
Purchases of Property and Equipment	(2,187,161)	(1,204,681)

Net Cash Used in Investing Activities	(2,186,911)	(1,147,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from (Repayments on) Line of Credit	763,201	(688,504)
Proceeds from Long-Term Debt	593,000	2,174,000
Principal Payments on Long-Term Debt	(666,749)	(613,914)
Excess tax benefits from stock-based awards	(17,000)	—

Net Cash Provided by Financing Activities	672,452	871,582

NET CHANGE IN CASH	66,371	—
Cash—Beginning of Year	—	—

CASH—END OF YEAR	$66,371	$—

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$359,727	$366,335

Cash Paid During the Period for Income Taxes	417,615	187,300

Supplemental Noncash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	$19,604	$317,906

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Accounts Receivable and Allowance for Doubtful Accounts

        We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts was $137,000 and $138,000 at December 31, 2014 and 2013, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers' current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market (based on the lower of replacement cost or net realizable value). Costs include material, labor, and overhead required in the production of our products. Inventory reserves are maintained for inventories that may have a lower value than stated or quantities in excess of future production needs.

        Inventories are as follows:

	2014	2013
Raw materials	$12,745,623	$12,282,902
Work in process	3,653,670	3,317,573
Finished goods	2,861,373	2,926,512
Reserves	(732,248)	(1,099,517)

Total	$18,528,418	$17,427,470

Property, Equipment and Depreciation

        Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized, while maintenance and minor repairs are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Leasehold improvements are depreciated over the shorter of their estimated useful lives or their remaining lease terms. All other property and equipment are depreciated by the

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2014 AND 2013

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

straight-line method over their estimated useful lives, as follows:

Buildings	39 Years
Leasehold improvements	3-15 Years
Manufacturing equipment	3-7 Years
Office and other equipment	3-7 Years

        Property and equipment at December 31, 2014 and 2013:

	2014	2013
Land	$375,000	$375,000
Building and Leasehold Improvements	9,184,710	9,116,429
Manufacturing Equipment	16,769,847	15,953,227
Office and Other Equipment	5,386,805	4,535,897
Accumulated Depreciation	(20,827,645)	(18,943,393)

Net Property and Equipment	$10,888,717	$11,037,160

Other Assets

        Other Assets include capitalized bond issue costs. The value of this asset is $34,395 and $39,687 at December 31, 2014 and 2013, respectively. Related amortization expense for 2014 and 2013 was $5,292 and $5,291, respectively. Estimated future annual amortization expense for the asset is approximately $5,000 per year through 2021 when the related bond matures.

Impairment Analysis

        We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to dispose. We recorded an impairment charge in 2013 of $74,000. The impairment charge has been included in general and administrative expenses in the consolidated statements of income.

Preferred Stock

        Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2014 and 2013.

Revenue Recognition

        We recognize manufacturing revenue when we ship goods or the goods are received by our customer, when title has passed, all contractual obligations have been satisfied, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We also provide engineering services separate from the manufacture of a product. Revenue for engineering services is generally recognized upon completion of the engineering process. In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized when the repairs are completed and the repaired products are shipped back to the customer. Our net sales for services were less than 5% of our total sales for all periods presented, and accordingly, are included in net sales in the consolidated statement of operations. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2014 AND 2013

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

like unless agreed upon in writing. We estimate the costs that may be incurred under our limited warranty and provide a reserve based on actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. Our warranty claim costs are not material given the nature of our products and services.

Advertising

        Advertising costs are charged to operations as incurred. The total amount charged to expense was $162,000 and $146,000 for the years ended December 31, 2014 and 2013, respectively.

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

Incentive Compensation

        We use a Black-Scholes option-pricing model to determine the grant date fair value of our incentive awards and recognize the expense on a straight-line basis over the vesting period less awards expected to be forfeited using estimated forfeiture rates. See Note 6 for additional information.

Net Income Per Common Share

        Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Dilutive net income per common share assumes the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding, unless their effect is antidilutive. For the years ended December 31, 2014 and 2013, 134,250 and 189,250 option shares were excluded, respectively, because their inclusion would be antidilutive.

        A reconciliation of basic and diluted share amounts for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Basic weighted average common shares outstanding	2,742,992	2,742,992
Weighted average common stock equivalents from assumed exercise of stock options	5,833	1,144

Diluted weighted average common shares outstanding	2,748,825	2,744,136

Enterprise-Wide Disclosures

        Our results of operations for the years ended December 31, 2014 and 2013 represent a single operating and reporting segment referred to as Contract Manufacturing within the Electronic Manufacturing Services (EMS) industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers' requirements. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and all corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

        Export sales represent approximately 13% and 12% of consolidated net sales for the years ended December 31, 2014 and 2013, respectively.

        Net sales by our major EMS industry markets for the years ended December 31, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Aerospace and Defense	$14,869	$19,879
Medical/Life Sciences	41,402	35,429
Industrial	55,771	55,750

Total Net Sales	$112,042	$111,058

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2014 AND 2013

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Noncurrent assets, excluding deferred taxes, by country are as follows:

	United States	Mexico	Total
2014
Net property and equipment	$10,214,279	$822,881	$10,888,717
Other assets	109,401	7,726	117,127
2013
Net property and equipment	$10,560,184	$476,976	$11,037,160
Other assets	114,693	7,726	122,419

Foreign Currency Transactions

        Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense). The functional currency for our Mexico subsidiary is the US dollar.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. We have not yet selected a transition method and are currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

NOTE 2 MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at one high-credit quality financial institution. These accounts may at times exceed federally insured limits.

        Our largest customer has two divisions that together accounted for 10% or more of our net sales during the past two years. One division accounted for 23% and 20% of net sales for the years ended December 31, 2014 and 2013, respectively. The other division accounted for 6% of net sales for the years ended December 31, 2014 and 2013. Together, they accounted for 29% and 26% of net sales for the years ended December 31, 2014 and 2013, respectively. Accounts receivable from the customer at December 31, 2014 and 2013 represented 19% and 20% of our total accounts receivable, respectively. We do not require collateral on our accounts receivable.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2014 AND 2013

NOTE 3 FINANCING AGREEMENTS

We have a credit agreement with Wells Fargo Bank (WFB) which was most recently amended on May 16, 2014 and provides for a line of credit arrangement of $13.5 million that expires, if not renewed, on May 31, 2018. The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on December 31, 2027, an equipment loan for $1.6 million and a new term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018. As of December 31, 2014, we have borrowed $0.3 million against the $1.0 million capital term note.

        Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at three-month LIBOR + 2.5% (approximately 2.75% at December 31, 2014) while our real estate term notes bear interest at three-month LIBOR + 3.0% (approximately 3.25% at December 31, 2014). The weighted-average interest rate on our line of credit and real estate term note were 2.9% and 3.4%, respectively for the year ended December 31, 2014. We had borrowings on our line of credit of $7,998,184 and $7,234,983 outstanding as of December 31, 2014 and 2013, respectively.

        The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

        The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2014, we have net unused availability under our line of credit of approximately $5.1 million. The line is secured by substantially all of our assets.

        A summary of long-term debt balances at December 31, 2014 and 2013 is as follows:

Description	2014	2013
Term notes payable—Wells Fargo Bank, N.A.
Real estate term notes bearing interest at three month LIBOR + 3.0% (approx. 3.25%), maturing March 31, 2027, and December 31, 2017 with combined monthly payments of approximately $19,000 plus interest, secured by substantially all assets.	$2,875,560	$3,105,627
Equipment notes bearing interest at three month LIBOR + 3.0% (approx. 3.25%) maturing May 2018 with a combined monthly payments of approximately $27,000 plus interest, secured by substantially all assets	1,569,781	1,333,463
Industrial revenue bond payable to the City of Blue Earth, Minnesota which bears a variable interest rate (approx. 0.24% at December 31, 2014), and has a maturity date of June 1, 2021, with principal of $80,000 payable annually on June 1	360,000	440,000

Total long-term debt	4,805,341	4,879,090
Current maturities of long-term debt	(732,835)	(632,176)

Long-term debt—net of current maturities	$4,072,506	$4,246,914

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2014 AND 2013

NOTE 3 FINANCING AGREEMENTS (Continued)

        Future maturity requirements for long-term debt outstanding as of December 31, 2014, are as follows:

Years Ending December 31,	Amount
2015	$732,835
2016	645,752
2017	637,835
2018	793,625
2019	270,067
Future	1,725,227

$4,805,341

NOTE 4 INCOME TAXES

        The income tax expense for the years ended December 31, 2014 and 2013 consists of the following:

	2014	2013
Current taxes—Federal	$(106,000)	$72,000
Current taxes—State	39,000	(21,000)
Current taxes—Foreign	51,000	20,000
Deferred taxes—Federal	137,000	194,000
Deferred taxes—State	(40,000)	35,000

Income tax expense	$81,000	$300,000

        The statutory rate reconciliation for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Statutory federal tax provision	$327,000	$370,000
State income taxes	45,000	45,000
Effect of foreign operations	(9,000)	(3,000)
Uncertain tax positions	(88,000)	41,000
Income tax credits	(215,000)	(167,000)
Permanent differences	21,000	14,000

Income tax expense	$81,000	$300,000

        Income from operations before income taxes was derived from the following sources:

	2014	2013
Domestic	$816,840	$1,074,572
Foreign	144,177	12,804

Total	$961,017	$1,087,376

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2014 AND 2013

NOTE 4 INCOME TAXES (Continued)

        Deferred tax assets (liabilities) at December 31, 2014 and 2013, consist of the following:

	2014	2013
Allowance for uncollectable accounts	$50,000	$51,000
Inventories reserve	267,000	404,000
Accrued vacation	334,000	386,000
Non-compete amortization	222,000	281,000
Stock-based compensation and equity appreciation rights	148,000	100,000
State Tax NOL	95,000	117,000
Other	167,000	144,000

Deferred tax assets	1,283,000	1,483,000

Prepaid expenses	(292,000)	(246,000)
Property and equipment	(704,000)	(836,000)

Deferred tax liabilities	(996,000)	(1,082,000)

Net deferred tax assets	$287,000	$401,000

        The net deferred taxes summarized above have been classified on the accompanying consolidated balance sheets as follows:

Net current deferred tax assets	$436,000	$683,000
Net non-current deferred tax liabilities	(149,000)	(282,000)

Net deferred tax assets	$287,000	$401,000

        We have determined that it is more likely than not that our deferred tax assets will be realized, principally through anticipated taxable income in future tax years. As a result, we have determined that establishing a valuation allowance on our deferred tax assets is not necessary.

        The tax effects from an uncertain tax position can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the years ended December 31, 2014 and 2013:

Balance as of December 31, 2012	$140,000
Tax positions related to 2013:
Additions	53,000
Reductions	—

Balance as of December 31, 2013	193,000
Tax positions related to current year:
Additions	23,000
Reductions	(160,000)

Balance as of December 31, 2014	$56,000

        The $56,000 of unrecognized tax benefits as of December 31, 2014 includes amounts which, if ultimately recognized, will reduce our annual effective tax rate. It is included in Other Long-Term Liabilities on the accompanying consolidated balance sheets.

        Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2014 and 2013 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.

        We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

        With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2010.

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

DECEMBER 31, 2014 AND 2013

NOTE 5 401(K) RETIREMENT PLAN (Continued)

25% of the employees' contributions up to 6% of covered compensation. We made contributions of approximately $223,000 and $203,000 during the years ended December 31, 2014 and 2013, respectively.

NOTE 6 INCENTIVE PLANS

Employee Profit Sharing

        During 1993, we adopted an employee profit sharing plan (the "Plan"). The purpose of the Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. We have authorized 50,000 common shares to be available under this Plan. In accordance with the terms of the Plan, employees could acquire newly issued shares of common stock for 90% of the current market value. During 2014 and 2013 no common shares were issued in connection with this plan. Through December 31, 2014, 22,118 common shares had been issued under this Plan.

Stock Options

        On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the "2005 Plan") and eliminated the remaining 172,500 option shares available for grant under the prior 2003 Plan effective February 23, 2005. The total number of shares of common stock that may be granted under the 2005 Plan is 200,000, of which 19,000 remain available for grant at December 31, 2014. The 2005 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

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

        We used the Black-Scholes option-pricing model to calculate the fair value of option-based awards. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables as noted in the following table. These variables include, but are not limited to, our expected stock price, volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility and holding period are based on our historical experience. For all grants, the amount of compensation expense recognized has been adjusted for an estimated forfeiture rate, which is based on historical data. There were no grants during the year ended December 31, 2014. The variables used for the grants for the year ended December 31, 2013 are below.

2013
Expected volatility	49.67% - 53.06%
Expected dividends	None
Expected term (in years)	5.5 - 7
Risk-free rate	1.43% - 1.50%

        Total compensation expense related to stock options for the years ended December 31, 2014 and 2013 was $29,927 and $12,841, respectively. As of December 31, 2014 there was approximately $17,000 of unrecognized compensation related to unvested option awards that we expect to recognize over a weighted-average period of 1.12 years.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2014 AND 2013

NOTE 6 INCENTIVE PLANS (Continued)

NOTE 6 INCENTIVE PLANS (Continued)

        A summary of option activity as of December 31, 2014, and changes during the year then ended is presented below.

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2014	216,000	$6.46
Granted	—	—
Cancelled	(35,000)	6.99

Outstanding—December 31, 2014	181,000	$6.36	2.92	$75,250

Exercisable on December 31, 2014	163,168	$6.70	2.35	$31,027

        There were no options exercised during the years ended December 31, 2014 and 2013. The weighted average fair value of options granted during the year ended December 31, 2013 was $1.84 per share. There were no grants during the year ended December 31, 2014.

Equity Appreciation Rights Plan

        In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (the "2010 Plan"). The total number of Equity Appreciation Right Units (Units) the Plan can issue shall not exceed an aggregate of 750,000 Units. There are no units available to be issued at December 31, 2014. The 2010 Plan provides that Units issued shall fully vest three years from the base date as defined in the agreement unless terminated earlier. Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date. Unit redemption payments under this plan shall be paid in cash within 90 days after we determine the book value of the Units as of the calendar year immediately preceding the redemption date.

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

        Total compensation expense related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $178,000 and $67,000 for the years ended December 31, 2014 and 2013, respectively.

        A summary of the liability as of December 31 and changes during the years then ended, is presented below.

	2014	2013
Beginning Balance	$81,000	$101,000
Additions	178,000	67,000
Payments	—	(87,000)

Ending Balance	$259,000	$81,000

        As of December 31, 2013, approximately $29,000 of this balance was included in Other Accrued Liabilities and the remaining $52,000 balance was included in Other Long-term Liabilities. As of December 31, 2014, approximately $47,000 of this balance was included in Other Accrued Liabilities and the remaining $212,000 balance was included in Other Long-term Liabilities.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2014 AND 2013

NOTE 7 COMMITMENTS AND CONTINGENCIES

Operating Leases

        We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2016.

        Rent expense for the years ended December 31, 2014 and 2013 amounted to approximately $661,000 and $687,000 respectively.

        Approximate future minimum lease payments under non-cancelable leases are as follows:

Years Ending December 31,	Amount
2015	$444,799
2016	299,207
2017	249,344
2018	249,344
2019	248,786

Total	$1,491,480

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

Executive Life Insurance Plan

        During 2002, we set up an Executive Bonus Life Insurance Plan (the "Plan") for our key employees ("participants"). Pursuant to the Plan, we will pay a bonus to officer participants of 15% and a bonus to all other participants of 10% of the participants' base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant may be required to reimburse us for any unvested amounts, under certain circumstances. Expenses under the Plan were $282,000 and $333,000 for the years ended December 31, 2014 and 2013, respectively.

Change of Control Agreements

        Since 2002, we entered into Change of Control Agreements (the "Agreement(s)") with certain key executives ("the Executive(s)"). The Agreements provide an inducement for each Executive to remain as an employee in the event of any proposed or anticipated change of control in the organization, including facilitating an orderly transition, and to provide economic security for the Executive after a change in control has occurred.

        In the event of an involuntarily termination in connection with a change of control as defined in the agreements, each Executive would receive their base salary, annual bonus at time of termination, and continued participation in health, disability and life insurance plans for a period of three years for officers and two years for all other participants. Participants would also receive professional outplacement services up to $10,000, if applicable. Each Agreement remains in full force until the Executive terminates employment or we terminate the employment of the Executive

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Nortech Systems Incorporated and Subsidiary

        Our audits of the consolidated financial statements referred to in our report dated March 11, 2015, (included elsewhere in this Annual Report on Form 10-K) also included the consolidated financial statement schedule of Nortech Systems Incorporated and Subsidiary, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Nortech Systems Incorporated and Subsidiary's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

        In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MCGLADREY LLP

Minneapolis, Minnesota
March 11, 2015

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

SCHEDULE II—Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2014:
Allowance for Uncollectible Accounts	$138,000	$52,000	$(53,000)	$137,000
Inventory Reserves	1,100,000	524,000	(892,000)	732,000
Year Ended December 31, 2013:
Allowance for Uncollectible Accounts	$157,000	$41,000	$(60,000)	$138,000
Inventory Reserves	1,474,000	718,000	(1,092,000)	1,100,000

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.        CONTROLS AND PROCEDURES

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of these disclosure controls and procedures as of the date of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

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

        We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework of 2013. Based on our assessment, we concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

ITEM 9B.        OTHER INFORMATION

        None.

 PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 2014 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

        The company has adopted a code of conduct applicable to all officers, directors, and employees. A copy of this code of conduct will be provided to any person, without charge, upon request from Nortech c/o Chief Financial Officer 1120 Wayzata Blvd East, Suite 201 Wayzata, MN 55391.

ITEM 11.        EXECUTIVE COMPENSATION

        Information regarding executive compensation of the Registrant will be included in the Registrant's 2014 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 2014 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

        Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant's 2014 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

        The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2014.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	181,000	$6.36	19,000
Equity compensation plans not approved by security holders	0	0	0

Total	181,000	$6.36	19,000

(1)
Represents common shares issuable upon the exercise of outstanding options granted under the 2005 Incentive Compensation Plan (the "2005 Plan").

(2)
Represents common shares remaining available for issuance under the 2005 Plan.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item will be included in the Registrant's 2014 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, the end of our fiscal year, and said portions of the proxy statement are incorporated herin by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will be included in the Registrant's 2014 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

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
	Consolidated Financial Statement Schedule for the years ended December 31, 2014 and 2013:
	Schedule II Valuation and Qualifying Accounts	34

          All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)3.	The following exhibits are incorporated herein by reference:

3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-3 (filed on Form S-1) filed July 16, 1996 (File No. 333-00888)
3.2	Bylaws (incorporated by reference to Amendment No. 1 to Form S-3 (filed on Form S-1) filed July 16, 1996 (File No. 333-00888)
10.1**	2005 Incentive Compensation Plan (incorporated by reference to Exhibit A to Definitive Proxy Statement filed March 31, 2005)
10.2
Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association dated May 27, 2010 (incorporated by reference to Form 10-Q filed August 12, 2010)
10.3
Sixth Amendment dated March 16, 2014 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association (incorporated by reference to Form 8-K filed May 21, 2014)
10.4**	Form of Change of Control Agreement for Named Executive Officers*
10.5**	Amendment dated November 5, 2014 to Employment Agreement with Michael Degen (incorporated by reference to Form 8-K filed November 7, 2014)
10.6**	Consulting Agreement with Michael Degen dated November 5, 2014 (incorporated by reference to Form 8-K filed November 7, 2014)
10.7**	Form of Employment Agreement with Richard Wasielewski dated March 15, 2014*
10.8**	Restated Equity Appreciation Rights Plan dated March 6, 2013*
23.1	Consent of McGladrey LLP.*
31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-l4(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of the Chief Financial Officer pursuant to Rule l3a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
Financial statements from the annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

*
Filed electronically herewith.

**
Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTECH SYSTEMS INCORPORATED

March 11, 2015	/s/ PAULA M. GRAFF Paula M. Graff Vice President and Chief Financial Officer
March 11, 2015	/s/ RICHARD G. WASIELEWSKI Richard G. Wasielewski President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 11, 2015	/s/ RICHARD G. WASIELEWSKI Richard G. Wasielewski President and Chief Executive Officer
March 11, 2015	/s/ MICHAEL J. DEGEN Michael J. Degen Chairman and Director
March 11, 2015	/s/ RICHARD W. PERKINS Richard W. Perkins, Director
March 11, 2015	/s/ C. TRENT RILEY C. Trent Riley, Director
March 11, 2015	/s/ KEN LARSON Ken Larson, Director
March 11, 2015	/s/ DAVID B. KUNIN David B. Kunin, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-3 (filed on Form S-1) filed July 16, 1996 (File No. 333-00888)
3.2	Bylaws (incorporated by reference to Amendment No. 1 to Form S-3 (filed on Form S-1) filed July 16, 1996 (File No. 333-00888)
10.1**	2005 Incentive Compensation Plan (incorporated by reference to Exhibit A to Definitive Proxy Statement filed March 31, 2005)
10.2	Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association dated May 27, 2010 (incorporated by reference to Form 10-Q filed August 12, 2010)
10.3	Sixth Amendment dated March 16, 2014 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association (incorporated by reference to Form 8-K filed May 21, 2014)
10.4**	Form of Change of Control Agreement for Named Executive Officers*
10.5**	Amendment dated November 5, 2014 to Employment Agreement with Michael Degen (incorporated by reference to Form 8-K filed November 7, 2014)
10.6**	Consulting Agreement with Michael Degen dated November 5, 2014 (incorporated by reference to Form 8-K filed November 7, 2014)
10.7**	Form of Employment Agreement with Richard Wasielewski dated March 15, 2014*
10.8**	Restated Equity Appreciation Rights Plan dated March 6, 2013*
23.1	Consent of McGladrey LLP.*
31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-l4(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of the Chief Financial Officer pursuant to Rule l3a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Financial statements from the annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

*
Filed electronically herewith.

**
Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.