Form 10-Q
period 2015-03-31
NORTECH SYSTEMS INC
filed 2015-05-06
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of $.01 par value common stock outstanding at May 1, 2015 - 2,746,324

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$47,462	$66,371
Accounts Receivable, Less Allowance for Uncollectible Accounts	16,410,140	17,367,668
Inventories	19,517,217	18,528,418
Prepaid Expenses	968,673	816,775
Income Taxes Receivable	603,976	465,236
Deferred Income Taxes	436,000	436,000
Total Current Assets	37,983,468	37,680,468

Property and Equipment, Net	11,252,116	10,888,717
Other Assets	115,804	117,127
Total Assets	$49,351,388	$48,686,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	782,912	732,835
Accounts Payable	8,823,104	9,008,426
Accrued Payroll and Commissions	2,881,469	2,896,557
Other Accrued Liabilities	781,566	732,012
Total Current Liabilities	13,269,051	13,369,830

Long-Term Liabilities
Line of Credit	8,942,345	7,998,184
Long-Term Debt, Net of Current Maturities	4,206,221	4,072,506
Deferred Income Taxes	149,000	149,000
Other Long-Term Liabilities	145,497	268,400
Total Long-Term Liabilities	13,443,063	12,488,090
Total Liabilities	26,712,114	25,857,920
Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,742,992 Shares Issued and Outstanding	27,430	27,430
Additional Paid-In Capital	15,754,829	15,751,160
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	6,669,951	6,862,738
Total Shareholders’ Equity	22,639,274	22,828,392
Total Liabilities and Shareholders’ Equity	$49,351,388	$48,686,312

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2015	2014

Net Sales	$26,539,622	$26,149,142

Cost of Goods Sold	23,673,467	23,075,207

Gross Profit	2,866,155	3,073,935

Operating Expenses
Selling Expenses	1,363,442	1,120,901
General and Administrative Expenses	1,704,314	1,716,813
Total Operating Expenses	3,067,756	2,837,714

Income (Loss) From Operations	(201,601)	236,221

Other Expense
Interest Expense	(95,186)	(89,980)
Miscellaneous Income (Expense), net	—	(10,084)
Total Other Expense	(95,186)	(100,064)

Income (Loss) Before Income Taxes	(296,787)	136,157

Income Tax Expense (Benefit)	(104,000)	50,000

Net Income (Loss)	$(192,787)	$86,157

Earnings (Loss) Per Common Share:

Basic	$(0.07)	$0.03

Weighted Average Number of Common Shares Outstanding - Basic	2,742,992	2,742,992

Diluted	$(0.07)	$0.03

Weighted Average Number of Common Shares Outstanding - Diluted	2,742,992	2,747,858

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2015	2014
Cash Flows From Operating Activities
Net Income (Loss)	$(192,787)	$86,157
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Depreciation	516,666	497,350
Amortization	1,323	1,323
Compensation on Stock-Based Awards	3,669	7,482
Compensation on Equity Appreciation Rights	(11,683)	—
(Gain) Loss on Disposal of Property and Equipment	1,129	1,150
Changes in Operating Assets and Liabilities:
Changes in Current Operating Items
Accounts Receivable	957,527	621,401
Inventories	(988,799)	(1,366,793)
Prepaid Expenses	(151,898)	(165,938)
Income Taxes Receivable	(138,740)	53,367
Income Taxes Payable	—	—
Accounts Payable	(168,158)	640,234
Accrued Payroll and Commissions	(15,088)	76,156
Other Accrued Liabilities	(52,762)	71,528
Net Cash Provided by (Used in) Operating Activities	(239,601)	523,417
Cash Flows from Investing Activities
Purchases of Property and Equipment	(907,260)	(669,663)
Net Cash Used in Investing Activities	(907,260)	(669,663)
Cash Flows from Financing Activities
Borrowings on Line of Credit	29,068,236	27,046,075
Repayments on Line of Credit	(28,124,075)	(26,655,590)
Proceeds from Long-Term Debt	347,000	230,000
Principal Payments on Long-Term Debt	(163,209)	(138,044)
Net Cash Provided by Financing Activities	1,127,952	482,441
Net Increase (Decrease) in Cash	(18,909)	336,195
Cash - Beginning	66,371	—
Cash - Ending	$47,462	$336,195
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$92,265	$87,159
Cash Paid During the Period for Income Taxes	—	100

Supplemental Noncash Investing and Financing Activities
Capital Expenditures in Accounts Payable	2,440	124,749

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

Stock Options

Following is the status of all stock options outstanding as of March 31, 2015:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2015	181,000	$6.36
Granted	—	—
Cancelled	(5,250)	7.64
Outstanding - March 31, 2015	175,750	$6.32	2.72	$46,278
Exercisable - March 31, 2015	166,836	$6.49	2.44	$30,856

There were no options exercised during the three months ended March 31, 2015 and 2014.   There were no stock options granted during the three months ended March 31, 2015 and 2014.

Total compensation expense related to stock options for the three months ended March, 2015 and 2014 was $3,669 and $7,482, respectively.  As of March 31, 2015, there was approximately $13,000 of unrecognized compensation related to unvested option awards that we expect to recognize over a weighted-average period of 0.87 years.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (the “2010 Plan”). The total number of Equity Appreciation Right Units (Units) the Plan can issue shall not exceed an aggregate of 750,000. The 2010 Plan provides that Units issued shall fully vest three years from the base date as defined in the agreement unless terminated earlier. Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date. Unit redemption payments under this plan shall be paid in cash within 90 days after we determine the value as of the redemption date.

During the three months ended March 31, 2015, 100,000 Units were issued with a vesting date of December 31, 2018.  On March 7, 2012, we granted an additional 250,000 Units with vesting dates ranging from December 31, 2014 through December 31, 2016.  On February 13, 2013, we granted an additional 350,000 Units with vesting dates ranging from December 31, 2015 through December 31, 2019.  On January 1, 2014, we granted an additional 50,000 Units with vesting dates ranging from December 31, 2016 through December 31, 2017.

Total compensation expense (income) related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately ($11,700) and $43,000 for the three months ended March 31, 2015 and 2014, respectively.  The income for the first three months of 2015 was the result of a change in the assumption of the appreciation of book value per share of common stock.

As of March 31, 2015 and December 31, 2014, approximately $201,000 and $259,000 is accrued under this plan, respectively.  As of March 31, 2015, approximately $111,000 of this balance is included in Other Accrued Liabilities and the remaining $90,000 balance was included in Other Long-term Liabilities.  As of December 31, 2014, approximately $47,000 of this balance is included in Other Accrued Liabilites and the remaining $212,000 was included in Other Long-term Liabilities.

Earnings per Common Share

For the three months ended March 31, 2015 the company reported a net loss and all diluted features were excluded.  For the three months ended March 31, 2014 26,750 stock options were included in the computation of diluted per share amounts as their impact is dilutive.  For the three months ended March 31, 2014 stock options of 189,250 were excluded because their inclusion would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business.  Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts was $135,000 and $137,000 at March 31, 2015 and December 31, 2014, respectively.  We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

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

Inventories are as follows:

	March 31	December 31
	2015	2014

Raw Materials	$13,621,218	$12,745,623
Work in Process	3,485,111	3,653,670
Finished Goods	3,147,012	2,861,373
Reserve	(736,124)	(732,248)

Total	$19,517,217	$18,528,418

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance.  In the first quarter of 2015, the FASB proposed a deferral of the effective date to January 1, 2018.  The proposal is expected to be approved in the second quarter of 2015.  If the proposal is approved, then upon adoption in 2018, the company will record an adjustment to retained earnings as of the beginning fo the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2018, without restating prior periods presented.  Management has not yet determined which transition reporting option it will apply.

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

Our largest customer, General Electric, has two divisions that collectively account for more than 10% of net sales for the three months ended March 31, 2015 and 2014, respectively.  GE Healthcare accounted for 17% and 24% for the three months ended March 31, 2015 and 2014, respectively.  GE Transportation accounted for 9% and 5% for the three months ended March 31, 2015 and 2014, respectively.

Combined accounts receivable from both divisions represented 18% and 19% of total accounts receivable at March 31, 2015 and December 31, 2014, respectively.

Export sales represented 7% and 13% of net sales for the three months ended March 31, 2015 and 2014, respectively.

NOTE 3. FINANCING ARRANGEMENTS

We have a credit agreement with Wells Fargo Bank (WFB) which was most recently amended on May 16, 2014 and provides for a line of credit arrangement of $13.5 million that expires, if not renewed, on May 31, 2018.  The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on December 31, 2027, an equipment loan for $1.6 million and a new term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018.  As of March 31, 2015, we have borrowed $0.7 million against the $1.0 million capital term note.

Long-term debt at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31	December 31
	2015	2014
Real Estate Term Loan 1, interest at three month LIBOR + 3.0%, due in installments through March 31, 2027	$1,385,845	$1,415,461
Real Estate Term Loan 2, interest at three month LIBOR + 3.0%, due in installments through December 31, 2027	1,432,200	1,460,100
Equipment loan, interest at three month LIBOR + 3.0%, due January 31, 2016	79,167	102,917
Equipment loan, interest at three month LIBOR + 3.0%, due May 31, 2018	1,053,372	1,117,863
Equipment loan, interest at three month LIBOR + 3.0%, due May 31, 2018	678,549	349,000
Blue Earth Bond, which bears a variable interest rate, due in installments through June 30, 2021	360,000	360,000
Total debt	4,989,133	4,805,341
Less current maturities	782,912	732,835
Long-term debt	$4,206,221	$4,072,506

Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate.  Our line of credit bears interest at three-month LIBOR + 2.5% (approximately 2.75% at March 31, 2015) while our real estate term notes bear interest at three-

month LIBOR + 3.0% (approximately 3.25% at March 31, 2015).  The weighted-average interest rate on our line of credit was 2.9% and 3.0% for the three months ended March 31, 2015 and 2014, respectively.  We had borrowing on our line of credit of $8,942,345 and $7,998,184 outstanding as of March 31, 2015 and December 31, 2014, respectively.  The line of credit requires a lock box arrangement; however there are no acceleration clauses that would accelerate the maturity of our outstanding borrowings.

The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  At March 31, 2015, we have net unused availability under our line of credit of approximately $3.2 million.  The line is secured by substantially all of our assets.

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.  Our effective tax rate for the three months ended March 31, 2015 was 35%, compared with 37% for the three months ended March 31, 2014.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended
	March 31
	2015	2014
Statutory federal tax provision (benefit)	$(82,000)	$51,000
State income taxes (benefits)	(10,000)	7,000
Income tax credits	(13,000)	(8,000)
Other	1,000	—
Income tax expense (benefit)	$(104,000)	$50,000

At March 31, 2015, we had $54,000 of net uncertain tax benefit positions remaining in other long-term liabilities related to research and development credits that would increase our effective income tax rate if recognized.  At December 31, 2014, we had $56,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.

NOTE 5.  SUBSEQUENT EVENT

On April 1, 2015, we entered into an 89 month lease for approximately 19,000 square feet of space in Maple Grove, Minnesota for our new corporate headquarters.  Annual rent payments during the lease term will increase from approximately $139,000 to $165,000.  In addition to this rent obligation, we will also be responsible for certain costs, among other things, operating expenses, taxes, and insurance costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Wayzata, Minnesota based full-service electronics manufacturing services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  We provide value added engineering services and technical support including design, testing, prototyping and supply chain management to customers mainly in the aerospace and defense, medical, and industrial equipment markets. We maintain manufacturing facilities in Baxter, Bemidji, Blue Earth, Mankato, Merrifield, and Milaca, Minnesota; Augusta, Wisconsin; and Monterrey, Mexico.  All of our facilities are certified to one or more of the ISO standards, including 9001 and 13485, with most having additional certifications based on the needs of the customers they serve.

Summary of Results:

Revenue in the first quarter of 2015 was up 1.5% compared to the first quarter of 2014 with operating profits impacted by our larger global customers demand being down as they work through market and economic issues related to the strong US dollar, oil and gas industry conditions and challenging global economies in China, Asia Pacific and Europe.

For the quarter ended March 31, 2015, we reported net sales of $26.5 million compared to $26.1 million reported in the same quarter of 2014.

Our gross profit percentage for the three months ended March 31, 2015 was 10.8% compared to 11.8% for the three months ended March 31, 2014.  Due to product mix and softness in our largest global customers demand in the first quarter our operations were under utilized.

First quarter 2015 loss from operations was $202,000 compared to income from operations of $236,000 for the three months ended March 31, 2014.  The gross margin impact and the increase in business development spending accounted for the majority of the loss in the first quarter.  General and administrative spending was in line with 2014 levels.

Net loss for the first quarter of 2015 was approximately $193,000 or $0.07 per diluted common share, compared to net income of approximately $86,000 or $0.03 per diluted common share for the same period in 2014.

Cash used in operating activities for the first quarter was approximately 240,000.  Cash used in the quarter resulted from the operating loss and increased inventories that were partially offset by the noncash addback of depreciation and the timing of accounts receivable collections.

Results of Operations:

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended
	March 31
	2015	2014
Net Sales	100.0%	100.0%
Cost of Goods Sold	89.2	88.2
Gross Profit	10.8	11.8

Selling Expenses	5.1	4.3
General and Administrative Expenses	6.4	6.6
Income (Loss) from Operations	(0.7)	0.9

Other Expenses, Net	(0.4)	(0.4)
Income (Loss)Before Income Taxes	(1.1)	0.5

Income Tax Expense (Benefit)	(0.4)	0.2
Net Income (Loss)	(0.7)%	0.3%

Net Sales:

We reported net sales of $26.5 million and $26.1 million for the three months ended March 31, 2015 and 2014, respectively.  Revenue increases to our industrial customers were offset by decreases to our medical and defense customers

Net sales by our major EMS industry markets for the three month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31
	2015	2014	%
(in thousands)	$	$	Change
Aerospace and Defense	3,096	4,241	(27)
Medical	8,952	9,568	(6)
Industrial	14,492	12,340	17
Total Sales	26,540	26,149	1

Backlog:

Our 90-day order backlog as of March 31, 2015 increased 6% to approximately $18.3 million, compared to approximately $17.3 million at the beginning of the quarter.  Our industrial customers backlog has continued to improve and Aerospace and defense backlog increased sequentially and over prior year as we continue to see signs of stability as the defense industry has adjusted to the new Department of Defense budget levels.  Our medical customers are being impacted globally as previously mentioned by the strong U. S. dollar and weak global economy.  Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.

90 Day backlog by our major EMS industry markets are as follows:

	Backlog as of the Quarter Ended
	March 31	December 31	March 31
(in thousands)	2015	2014	2014
Aerospace and Defense	$3,834	$3,237	$2,921
Medical	6,129	6,306	8,014
Industrial	8,316	7,717	6,084
Total Backlog	$18,279	$17,260	$17,019

Our 90 day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

Gross profit as a percent of net sales for the three months ended March 31, 2015 and 2014 was 10.8% and 11.8%, respectively.  Due to product mix and softness in our largest global customers demand in the first quarter our operations were under utilized.

Selling Expense:

Our selling expenses were $1.4 million or 5.1% of net sales and $1.1 million or 4.3% of net sales for the three months ended March 31, 2015 and 2014, respectively.  The increase in selling expense is related to increased business development activities needed to support growth initiatives and our expansion into the Asian markets.

General and Administrative Expense:

Our general and administrative expenses were $1.7 million or 6.4% of net sales and $1.7 million or 6.6% of net sales for the three months ended March 31, 2015 and 2014, respectively.

Income Taxes:

Our effective tax rate for the three months ended March 31, 2015 was 35% compared with 37% for the three months ended March 31, 2014.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended
	March 31
	2015	2014
Statutory federal tax provision	$(82,000)	$51,000
State income taxes	(10,000)	7,000
Income tax credits	(13,000)	(8,000)
Other	1,000	—
Income tax expense (benefit)	$(104,000)	$50,000

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

On March 31, 2015, we had outstanding advances of $8.9 million under the line of credit and unused availability of $3.2 million supported by our borrowing base.  We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs.  Our working capital was $24.7 million and $24.3 million as of March 31, 2015 and December 31, 2014, respectively.

Net cash used in operating activities for the three months ended March 31, 2015 was $0.2 million.  Cash used was the result of the first quarter loss and increased inventories partially offset by the noncash addback of depreciation and the timing of accounts receivable collections.

Net cash used in investing activities of $0.9 million for the nine months ended March 31, 2015 is comprised of property and equipment purchases to support the business.

Critical Accounting Policies and Estimates:

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no significant changes in these critical accounting policies since December 31, 2014.  Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results could differ from these estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. In the first quarter of 2015, the FASB proposed a deferral of the effective date to January 1, 2018.  The proposal is expected to be approved in the second quarter of 2015.  If the proposal is approved, then upon adoption in 2018, the company will record an adjustment to retained earnings as of the beginning fo the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2018, without restating prior periods presented.  Management has not yet determined which transition reporting option it will apply.

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

Please refer to forward-looking statements and risks as previously disclosed in our report on Form 10-K for the fiscal year ended December 31, 2014.

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

Nortech Systems Incorporated and Subsidiary

Date: May 6, 2015	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Executive Officer and President
Nortech Systems Inc.

Date: May 6, 2015	by	/s/ Paula M. Graff

Paula M. Graff
Vice President and Chief Financial Officer
Nortech Systems Inc.