Form 10-Q
period 2015-06-30
NORTECH SYSTEMS INC
filed 2015-08-05
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices: 7550 Meridian Circle N, Maple Grove, MN 55369

Former Name. Former Address and Former Fiscal Year, if Changed Since Last Report: 1120

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

Number of shares of $.01 par value common stock outstanding at July 31, 2015 - 2,746,325

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30	DECEMBER 31
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$68,783	$66,371
Accounts Receivable, Less Allowance for Uncollectible Accounts	16,656,851	17,367,668
Inventories	20,605,081	18,528,418
Prepaid Expenses	1,308,360	816,775
Income Taxes Receivable	842,106	465,236
Deferred Income Taxes	436,000	436,000
Total Current Assets	39,917,181	37,680,468

Property and Equipment, Net	11,042,807	10,888,717
Other Assets	114,481	117,127
Total Assets	$51,074,469	$48,686,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	857,027	732,835
Accounts Payable	11,016,512	9,008,426
Accrued Payroll and Commissions	2,542,976	2,896,557
Other Accrued Liabilities	818,120	732,012
Total Current Liabilities	15,234,635	13,369,830

Long-Term Liabilities
Line of Credit	8,471,042	7,998,184
Long-Term Debt, Net of Current Maturities	4,819,406	4,072,506
Deferred Income Taxes	149,000	149,000
Other Long-Term Liabilities	132,235	268,400
Total Long-Term Liabilities	13,571,683	12,488,090
Total Liabilities	28,806,318	25,857,920
Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,746,325 Shares Issued and Outstanding	27,463	27,430
Additional Paid-In Capital	15,762,035	15,751,160
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	6,291,589	6,862,738
Total Shareholders’ Equity	22,268,151	22,828,392
Total Liabilities and Shareholders’ Equity	$51,074,469	$48,686,312

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED
	JUNE 30
	2015	2014

Net Sales	$26,801,473	$27,408,467

Cost of Goods Sold	24,371,349	24,125,488

Gross Profit	2,430,124	3,282,979

Operating Expenses
Selling Expenses	1,310,355	1,145,245
General and Administrative Expenses	1,603,129	1,790,557
Total Operating Expenses	2,913,484	2,935,802

Income (Loss) From Operations	(483,360)	347,177

Other Expense
Interest Expense	(112,002)	(92,083)
Miscellaneous Expense, net	—	(23,393)
Total Other Expense	(112,002)	(115,476)

Income (Loss) Before Income Taxes	(595,362)	231,701

Income Tax Expense (Benefit)	(217,000)	(15,000)

Net Income (Loss)	$(378,362)	$246,701

Earnings (Loss) Per Common Share:

Basic	$(0.14)	$0.09

Weighted Average Number of Common Shares Outstanding - Basic	2,746,325	2,742,992

Diluted	$(0.14)	$0.09

Weighted Average Number of Common Shares Outstanding - Diluted	2,746,325	2,746,856

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2015	2014

Net Sales	$53,341,095	$53,557,609

Cost of Goods Sold	48,044,816	47,200,695

Gross Profit	5,296,279	6,356,914

Operating Expenses
Selling Expenses	2,673,797	2,266,146
General and Administrative Expenses	3,307,443	3,507,370
Total Operating Expenses	5,981,240	5,773,516

Income (Loss) From Operations	(684,961)	583,398

Other Expense
Interest Expense	(207,188)	(182,063)
Miscellaneous Expense, net	—	(33,477)
Total Other Expense	(207,188)	(215,540)

Income (Loss) Before Income Taxes	(892,149)	367,858

Income Tax Expense (Benefit)	(321,000)	35,000

Net Income (Loss)	$(571,149)	$332,858

Earnings (Loss) Per Common Share:

Basic	$(0.21)	$0.12

Weighted Average Number of Common Shares Outstanding - Basic	2,745,183	2,742,992

Diluted	$(0.21)	$0.12

Weighted Average Number of Common Shares Outstanding - Diluted	2,745,183	2,747,357

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2015	2014
Cash Flows From Operating Activities
Net Income (Loss)	$(571,149)	$332,858
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Depreciation	1,062,951	999,234
Amortization	2,646	2,646
Compensation on Stock-Based Awards	(669)	14,963
Compensation on Equity Appreciation Rights	(58,310)	—
Loss on Disposal of Property and Equipment	1,129	1,150
Deferred Taxes	—	51,680
Changes in Operating Assets and Liabilities:Changes in Current Operating Items
Accounts Receivable	710,817	869,595
Inventories	(2,076,663)	(1,963,079)
Prepaid Expenses	(491,585)	(76,768)
Income Taxes Receivable	(376,870)	(107,577)
Accounts Payable	1,998,289	1,641,621
Accrued Payroll and Commissions	(353,581)	(375,076)
Other Accrued Liabilities	16,225	(63,288)
Net Cash Provided by (Used in) Operating Activities	(136,770)	1,327,959
Cash Flows from Investing Activities
Purchases of Property and Equipment	(1,214,489)	(1,128,141)
Net Cash Used in Investing Activities	(1,214,489)	(1,128,141)
Cash Flows from Financing Activities
Borrowings on Line of Credit	56,462,817	54,795,076
Repayments on Line of Credit	(55,989,959)	(54,863,663)
Proceeds from Long-Term Debt	1,352,159	230,000
Principal Payments on Long-Term Debt	(427,752)	(361,231)
Debt Issuance Costs	(54,838)	—
Excess Tax Benefit from Stock-Based Compensation	911	—
Proceeds from Issuance of Common Stock	10,333	—
Net Cash Provided by Financing Activities	1,353,671	(199,818)
Net Increase in Cash	2,412	—
Cash - Beginning	66,371	—
Cash - Ending	$68,783	$—
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$200,645	$181,981
Cash Paid During the Period for Income Taxes	—	237,615

Supplemental Noncash Investing and Financing Activities
Capital Expenditures in Accounts Payable	19,604	25,866

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

Stock Options

Following is the status of all stock options outstanding as of June 30, 2015:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2015	181,000	$6.36
Granted	—	—
Exercised	(3,333)	3.20
Cancelled	(37,917)	5.52
Outstanding - June 30, 2015	139,750	$6.66	2.49	$18,400
Exercisable - June 30, 2015	134,917	$6.78	2.31	$12,842

The total intrinsic value of options exercised during the three and six months ended June 30, 2015 was $8,166.  Cash received from options exercised during the three and six months ended June 30, 2015 was $10,333.  There were no options exercised during the three and six months ended June 30, 2014.  There were no stock options granted during the three and six months ended June 30, 2015 and 2014.

Total compensation expense (income) related to stock options for the three months ended June 30, 2015 and 2014 was $(4,338) and $7,482, respectively.  Total compensation expense (income) related to stock options for the six months ended June 30, 2015 and 2014 was $(669) and $14,963, respectively.  As of June 30, 2015, there was approximately $5,000 of unrecognized compensation related to unvested option awards that we expect to recognize over a weighted-average period of 0.62 years.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (the “2010 Plan”). The total number of Equity Appreciation Right Units (Units) the Plan can issue shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015 and approved by the shareholders on May 6, 2015.  The 2010 Plan provides that Units issued shall fully vest three years from the base date as defined in the agreement unless terminated earlier. Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date. Unit redemption payments under this plan shall be paid in cash within 90 days after we determine the value as of the redemption date.

During the six months ended June 30, 2015, we granted 57,500 Units with a base date of January 1, 2015 and vesting dates through January 1, 2018.

Total compensation expense (income) related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $(46,000) and $38,000 for the three months ended June 30, 2015 and 2014, respectively and $(58,000) and $80,000 for the six months ended June 30, 2015 and 2014, respectively.  The income for the three and six months ended June 30, 2015 was the result of a change in the assumption of the appreciation of book value per share of common stock.

As of June 30, 2015 and December 31, 2014, approximately $154,000 and $259,000 is accrued under this plan, respectively.  As of June 30, 2015, approximately $78,000 of this balance is included in Other Accrued Liabilities and the remaining $76,000 balance was included in Other Long-term Liabilities.  As of December 31, 2014, approximately $47,000 of this balance is included in Other Accrued Liabilites and the remaining $212,000 was included in Other Long-term Liabilities.

Earnings per Common Share

For the three and six months ended June 30, 2015, the effect of all stock options is antidilutive due to the net loss incurred and, therefore, were not included in the computation of per-share amounts.  For the three and six months ended June 30, 2015, stock options of 123,750 and 126,375, respectively, were excluded because their inclusion would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business.  Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts was $130,000 and $137,000 at June 30, 2015 and December 31, 2014, respectively.  We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

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

Inventories are as follows:

	June 30	December 31
	2015	2014

Raw Materials	$14,686,768	$12,745,623
Work in Process	3,654,868	3,653,670
Finished Goods	3,026,931	2,861,373
Reserve	(763,486)	(732,248)

Total	$20,605,081	$18,528,418

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance.  In the first quarter of 2015, the FASB approved a deferral of the effective date to January 1, 2018.  Upon adoption in 2018, the company will record an adjustment to retained earnings as of the beginning of the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2018, without restating prior periods presented.  Management has not yet determined which transition reporting option it will apply.

In April 2014, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs is not affected by the new guidance.  The updated standard will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued.  The guidance should be adopted on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance.  The Company has adopted ASU 2015-03 and presented its debt issuance costs as a component of long term debt.

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

Our largest customer, General Electric, has two divisions that collectively account for more than 10% of net sales for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
GE Healthcare	17%	24%	17%	24%
GE Transportation	8	6	8	5
Total General Electric	25%	30%	25%	29%

Combined accounts receivable from both divisions represented 18% and 19% of total accounts receivable at June 30, 2015 and December 31, 2014, respectively.

Export sales represented 13% and 14% of net sales for the three months ended June 30, 2015 and 2014, respectively.  Export sales represented 12% and 13% of net sales for the six months ended June 30, 2015 and 2014, respectively.

NOTE 3. FINANCING ARRANGEMENTS

We have a credit agreement with Wells Fargo Bank (WFB) which was most recently amended on May 7, 2015 and provides for a line of credit arrangement of $15.0 million that expires, if not renewed, on May 31, 2018.  The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on December 31, 2027, an equipment loan for $2.7 million and a new term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018.  We incurred $54,838 of related costs and fees associated with the amended credit agreement.  These fees were capitalized as a debt discount and are being amortized as interest expense over the term of the debt agreement.  As of June 30, 2015, we have not borrowed against the $1.0 million capital term note.

Long-term debt at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30	December 31
	2015	2014
Real Estate Term Loan 1, interest at three month LIBOR + 2.75%, due in installments through March 31, 2027	$1,356,228	$1,415,461
Real Estate Term Loan 2, interest at three month LIBOR + 2.75%, due in installments through December 31, 2027	1,404,300	1,460,100
Equipment loan, interest at three month LIBOR + 2.75%, due January 31, 2016	—	102,917
Equipment loan, interest at three month LIBOR + 2.75%, due May 31, 2018	—	1,117,863
Equipment loan, interest at three month LIBOR + 2.75%, due May 31, 2018	—	349,000
Equipment loan, interest at three month LIBOR + 2.75%, due May 31, 2018	2,689,220	—
Blue Earth Bond, which bears a variable interest rate, due in installments through June 30, 2021	280,000	360,000
Debt Issuance Costs	(53,315)	—
Total debt	5,676,433	4,805,341
Less current maturities	857,027	732,835
Long-term debt	$4,819,406	$4,072,506

Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate.  Our line of credit bears interest at three-month LIBOR + 2.25% (approximately 2.5% at June 30, 2015) while our real estate term notes bear interest at three-month LIBOR + 2.75% (approximately 3.0% at June 30, 2015).  The weighted-average interest rate on our line of credit was 2.8% for the three and six months ended June 30, 2015.  We had borrowing on our line of credit of $8,471,042 and $7,998,184 outstanding as of June 30, 2015 and December 31, 2014, respectively.  The line of credit requires a lock box arrangement; however there are no acceleration clauses that would accelerate the maturity of our outstanding borrowings.

The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  At June 30, 2015, we have net unused availability under our line of credit of approximately $5.5 million.  The line is secured by substantially all of our assets.

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.  Our effective tax rate for the three and six months ended June 30, 2015 was 36%. Our effective tax rate for the three and six months ended June 30, 2014 was (6%) and 10%, respectively. The lower effective tax rate for 2014 was the result of a favorable audit settlement with the Minnesota Department of Revenue which included the acceptance of our research and development credits of $100,000 which were previously reserved for as an uncertain position.  The effective tax rate for the year ended December 31, 2015 is expected to be 36% compared to 8.4% for the year ended December 31, 2014.  The decreased tax rate in 2014 was largely due to the result of the favorable audit settlement with the Minnesota Department of Revenue.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Statutory federal tax provision (benefit)	$(188,000)	$79,000	$(270,000)	$130,000
State income taxes (benefits)	(16,000)	12,000	(26,000)	19,000
Income tax credits	(12,000)	(6,000)	(25,000)	(14,000)
Change in uncertain tax positions		(100,000)		(100,000)
Other	(1,000)	—		—
Income tax expense (benefit)	$(217,000)	$(15,000)	$(321,000)	$35,000

At June 30, 2015, we had $56,500 of net uncertain tax benefit positions remaining in other long-term liabilities related to research and development credits that would increase our effective income tax rate if recognized.  At December 31, 2014, we had $56,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2022.

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

Rent expense for the three months ended June 30, 2015 and 2014 amounted to approximately $183,000 and $166,000, respectively.  Rent expense for the six months ended June 30, 2015 and 2014 amounted to approximately $363,000 and $335,000, respectively.

Approximate future minimum lease payments under non-cancelable leases subsequent to June 30, 2015 are as follows:

Years Ending
December 31,	Amount
2015	$376,975
2016	439,902
2017	393,556
2018	397,161
2019	400,229
Thereafter	535,883
Total	$2,543,706

NOTE 6.  SUBSEQUENT EVENT (UNAUDITED)

On July 1, 2015, we completed the acquisition of substantially all of the assets of Devicix, LLC upon the terms and conditions contained in an Asset Purchase Agreement entered into on June 17, 2015, with Devicix.

Devicix is an innovative medical product design and engineering firm with a proven track record of helping clients move from concept to production. The addition of Devicix will enhance and broaden our capabilities for complete design, manufacturing and service, particularly for regulated medical devices.

The purchase price of $5.3 million was funded by net cash payments of $2.0 million from our operating line of credit at closing, $0.5 million of customer deposits with the majority of the work to be completed by 2015 year end, assumed working capital deficit of $0.5 million and two promissory notes payable to the seller in the aggregate principal amounts of $1.0 million and $1.3 million.  The $1.0 million promissory note has a four-year term, bearing interest at 4% per annum and is subject to offsets.  The $1.3 million promissory note has a four year term and bears interest at 4% per annum and is not subject to offset.

The asset purchase agreement also includes an earnout payable within 90 days of the completion of each of the first four 12-month periods after July 1, 2015.  The earnout will be equal to 15% of eligible engineering revenue over a $6,000,000 threshold and 3% of eligible production revenue generated from Devicix customers.  The maximum dollar amount of earnout payments under the Asset Purchase Agreement is $2,500,000.

Due to the timing of the acquisition we have not yet completed our valuation of the fair value of acquired assets and assumed liabilities nor the fair value of the contingent consideration, we expect this to be completed in the third quarter.  We expect that the amortization of any goodwill will be deductible for tax purposes.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Maple Grove, Minnesota based full-service electronics manufacturing services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  We provide value added engineering services and technical support including design, testing, prototyping and supply chain management to customers mainly in the aerospace and defense, medical, and industrial equipment markets. We maintain manufacturing facilities in Baxter, Bemidji, Blue Earth, Mankato, Merrifield, and Milaca, Minnesota; Augusta, Wisconsin; and Monterrey, Mexico.  All of our facilities are certified to one or more of the ISO standards, including 9001 and 13485, with most having additional certifications based on the needs of the customers they serve.

Summary of Results:

Our second quarter results were again impacted by customer and market mix and further investment costs associated with growth initiatives in Mexico and Asia. Our opportunity for growth in China is due to our existing customers’ need to serve Asian customers with regional manufacturing.

Immediate actions are being implemented to mitigate the current margin trends with increased focus on lean initiatives by work order and improvements to our NPI (new product introduction) process to reduce ramp up costs and time to market.

On a long-term basis we continue to consider alternatives to reduce excess capacity and possible divestitures of non-profitable businesses and we are committed to execute on our growth initiatives.

Revenue in the second quarter of 2015 was up sequentially 1% compared to our first quarter on mixed results and down 2% compared to the second quarter of 2014. Our larger global customers’ demand continues to be impacted by market and economic issues related to the strong US dollar, the depressed oil and gas industry and challenging global economies in China, Asia Pacific and Europe. Their shortfalls are being offset by new business and growth from both our industrial and defense customers.

Our gross profit percentage for the three months ended June 30, 2015 was 9.1% compared to 12.0% for the three months ended June 30, 2014.  Our gross profit percentage for the six months ended June 30, 2015 was 9.9% compared to 11.9% for the six months ended June 30, 2014.  In 2015 gross profit percentage is being negatively affected by customer mix, with decreased revenue from our higher margin medical customers, partially offset by revenue from lower margin industrial customers.

Operating profits continue to be impacted by the mix of customer orders and our continued investments in long term growth strategies. Industrial customer margins historically have experienced lower than our average margins while medical customer margins have been higher than our average.  Defense margins have been depressed due to DOD budget constraints and increased competition for the programs that are being funded.  Margin loss accounts for  more than half of the operating loss, while investments in China/Asia expansion, Mexico PCB assembly operation startup costs and increases in selling expense to maintain current business development activities account for the other portion of the loss.

Net loss for the three months ended June 30, 2015 was $378,000 or $0.14 per diluted common share, compared to net income for the three months ended June 30, 2014 of $247,000 or $0.09 per diluted common share.  Net loss for the first six months of 2015 was approximately $571,000 or $0.21 per diluted common share, compared to net income of approximately $333,000 or $0.12 per diluted common share for the same period in 2014.

Cash used in operating activities for the first six months of 2015 was approximately $137,000.  Cash used resulted from increased inventories and the operating loss partially offset by the noncash addback of depreciation and the timing of working capital changes.

Results of Operations:

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	90.9	88.0	90.1	88.1
Gross Profit	9.1	12.0	9.9	11.9

Selling Expenses	4.9	4.2	5.0	4.2
General and Administrative Expenses	6.0	6.5	6.2	6.6
Income (Loss) from Operations	(1.8)	1.3	(1.3)	1.1

Other Expenses, Net	(0.4)	(0.4)	(0.4)	(0.4)
Income (Loss)Before Income Taxes	(2.2)	0.9	(1.7)	0.7

Income Tax Expense (Benefit)	(0.8)	0.0	(0.6)	0.1
Net Income (Loss)	(1.4)%	0.9%	(1.1)%	0.6%

Net Sales:

We reported net sales of $26.8 million and $27.4 million for the three months ended June 30, 2015 and 2014, respectively.  We reported net sales of $53.3 million and $53.6 million for the six months ended June 30, 2015 and 2014, respectively.

Net sales by our major EMS industry markets for the three and six month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2015	2014	%	2015	2014	%
(in thousands)	$	$	Change `	$	$	Change
Aerospace and Defense	3,639	3,633	0	6,691	8,032	(17)
Medical	9,027	10,787	(16)	18,192	20,645	(12)
Industrial	14,136	12,989	9	28,458	24,881	14
Total Sales	26,802	27,409	(2)	53,341	53,558	(0)

Backlog:

Our 90-day order backlog as of June 30, 2015 increased 6% to approximately $19.4 million, compared to approximately $18.3 million at the beginning of the quarter.  Backlog for our industrial and defense customers have increased over prior year and prior quarter.  Backlog for our major medical customers is being impacted globally by the strong U. S. dollar and weak global economy.  Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.

90 Day backlog by our major EMS industry markets are as follows:

	Backlog as of the Quarter Ended
	June 30	March 31	June 30
(in thousands)	2015	2015	2014

Aerospace and Defense	$4,307	$3,834	$3,647
Medical	6,143	6,129	8,638
Industrial	8,990	8,316	6,917
Total Backlog	$19,440	$18,279	$19,202

Our 90 day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

Gross profit as a percent of net sales for the three months ended June 30, 2015 and 2014 was 9.1% and 12.0%, respectively.  Gross profit as a percent of net sales for the six months ended June 30, 2015 and 2014 was 9.9% and 11.9%, respectively.  Gross profit percentage in 2015 is being negatively affected by customer mix, with decreased revenue from our higher margin medical customers, partially offset by revenue from lower margin industrial customers.

Selling Expense:

Selling expense for the three months ended June 30, 2015 and 2014 was $1.3 million or 4.9% of sales and $1.1 million or 4.2% of sales, respectively.  Selling expense for the six months ended June 30, 2015 and 2014 was $2.7 million or 5.0% of sales and $2.3 million or 4.2% of sales, respectively.  The increase in selling expense is related to increased business development activities needed to support growth initiatives and add manufacturing capabilities in China.

General and Administrative Expense:

General and administrative expenses for the three months ended June 30, 2015 and 2014 were $1.6 million or 6.0% of sales and $1.8 million or 6.5% of sales, respectively.  General and administrative expenses for the six months ended June 30, 2015 and 2014 were $3.3 million or 6.2% of sales and $3.5 million or 6.6% of sales, respectively.  The decrease in general and administrative expense was due to cost reductions implemented during first and second quarter to match current customer demand.

Income Taxes:

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.  Our effective tax rate for the three and six months ended June 30, 2015 was 36%. Our effective tax rate for the three and six months ended June 30, 2014 was (6%) and 10%, respectively. The lower effective tax rate for 2014 was the result of a favorable audit settlement with the Minnesota Department of Revenue which included the acceptance of our research and development credits of $100,000 which were previously reserved for as an uncertain position.  The effective tax rate for the year ended December 31, 2015 is expected to be 36% compared to 8.4% for the year ended December 31, 2014.  The decreased tax rate in 2014 was largely due to the result of the favorable audit settlement with the Minnesota Department of Revenue.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Statutory federal tax provision (benefit)	$(188,000)	$79,000	$(270,000)	$130,000
State income taxes (benefits)	(16,000)	12,000	(26,000)	19,000
Income tax credits	(12,000)	(6,000)	(25,000)	(14,000)
Change in uncertain tax positions		(100,000)		(100,000)
Other	(1,000)	—		—
Income tax expense (benefit)	$(217,000)	$(15,000)	$(321,000)	$35,000

Liquidity and Capital Resources:

We have satisfied our liquidity needs over the past several years with cash flows generated from operations and an operating line of credit through WFB.  We also have real estate and equipment term loans.  On May 7, 2015, we entered into an amendment to our credit agreement with WFB providing for a $15.0 million line of credit through May 31, 2018, which is a $1.5 million increase from the previous line. The amendment also provides a new equipment term note in the amount of approximately $1.0 million, which is in addition to the existing equipment term notes in the aggregate amount of approximately $2.7 million, all of which equipment term notes having a maturity date of May 31, 2018. In addition, the amendment provides for a new term loan of up to $1.0 million for capital expenditures to be made prior to May 31, 2018 with a maturity date of May 31, 2018. The amendment did not amend any terms of the two real estate term loans outstanding in an aggregate amount of approximately $3.5 million under the existing agreement.

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

On June 30, 2015, we had outstanding advances of $8.5 million under the line of credit and unused availability of $5.5 million supported by our borrowing base. A cash payment on July 1, 2015 for a portion of the purchase price of the Devicix acquisition reduced our availability by $2.0 million.  We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs.  Our working capital was $24.7 million and $24.3 million as of June 30, 2015 and December 31, 2014, respectively.

Our credit agreement with requires us to maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00 for the trailing twelve month period ending January 31, 2015, up to and including September 30, 2015, and 1.20 to 1.00 for each period therafter.

The minimum fixed charge coverage ratio at June 30, 2015 was 1.71 to 1.00.  We believe our performance will be sufficient to comply with this covenant going forward.

Net cash used in operating activities for the six months ended June 30, 2015 was $0.1 million.  Cash used was the result of the first quarter loss and increased inventories partially offset by the noncash addback of depreciation and the timing of accounts payable payments and accounts receivable collections.

Net cash used in investing activities of $1.2 million for the six months ended June 30, 2015 is comprised of property and equipment purchases to support the business.

On July 1, 2015, we completed the acquisition of substantially all of the assets of Devicix, LLC upon the terms and conditions contained in an Asset Purchase Agreement entered into on June 17, 2015, with Devicix. The purchase price of $5.3 million was funded by net cash payments of $2.0 million from our operating line of credit at closing, $0.5 million of customer deposits with the majority of the work to be completed by 2015 year end, assumed working capital deficit of $0.5 million and two promissory notes with the seller in the aggregate principal amounts of $1.0 million and $1.3 million. The $1.0 million promissory note has a four-year term, bearing interest at 4% per annum and is subject to offsets. The $1.3 million promissory note has a four year term and bears interest at 4% per annum and is not subject to offset. The asset purchase agreement also includes an earnout payable within 90 days of the completion of each of the first four 12-month periods after July 1, 2015. The earnout will be equal to 15% of eligible engineering revenue over a $6,000,000 threshold and 3% of eligible production revenue generated from Devicix customers. The maximum dollar amount of earnout payments under the Asset Purchase Agreement is $2,500,000.

Off - Balance Sheet Arrangements:

We have not engaged in any off - balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance.  In the first quarter of 2015, the FASB approved a deferral of the effective date to January 1, 2018.  Upon adoption in 2018, the company will record an adjustment to retained earnings as of the beginning of the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2018, without restating prior periods presented.  Management has not yet determined which transition reporting option it will apply.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  These controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company’s Chief  Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of these disclosure controls and procedures as of the date of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting:

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 6. EXHIBITS

Exhibits

4.1	Nortech Systems lncorporated Restated Equity Appreciation Rights Plan (incorporated herein by reference to Appendix A of the Company's definitive Proxy Statement filed March 24, 2015).

10.1*	Asset Purchase Agreement dated as of June 17, 2015 among the Company, Devicix, LLC, and Peter M. DeLange.

10.2

Seventh Amendment to Third Amended and Restated Credit and Security Agreement effective as of May 7, 2015 between the Company and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 7, 2015).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Consolidated Financial Statements.

* Filed Herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiary

Date: August 5, 2015	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Executive Officer and President
Nortech Systems Inc.

Date: August 5, 2015	by	/s/ Paula M. Graff

Paula M. Graff
Vice President and Chief Financial Officer
Nortech Systems Inc.