Form 10-Q
period 2015-09-30
NORTECH SYSTEMS INC
filed 2015-11-05
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of $.01 par value common stock outstanding at October 30, 2015 - 2,746,325

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30	DECEMBER 31
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$12,234	$66,371
Accounts Receivable, Less Allowance for Uncollectible Accounts	19,193,424	17,367,668
Inventories, Less Reserve for Excess and Obsolete	20,262,206	18,528,418
Prepaid Expenses	1,224,697	816,775
Income Taxes Receivable	995,264	465,236
Deferred Income Taxes	416,964	436,000
Total Current Assets	42,104,789	37,680,468

Property and Equipment, Net	10,789,523	10,888,717
Finite Life Intangibles	2,100,084	34,395
Goodwill	3,283,453	75,006
Other Assets	7,726	7,726
Total Assets	$58,285,575	$48,686,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	1,399,860	732,835
Accounts Payable	14,296,078	9,008,426
Accrued Payroll and Commissions	3,433,767	2,896,557
Other Accrued Liabilities	2,863,629	732,012
Total Current Liabilities	21,993,334	13,369,830

Long-Term Liabilities
Line of Credit	6,896,452	7,998,184
Long-Term Debt, Net of Current Maturities	6,101,664	4,072,506
Deferred Income Taxes	185,649	149,000
Other Long-Term Liabilities	961,942	268,400
Total Long-Term Liabilities	14,145,707	12,488,090
Total Liabilities	36,139,041	25,857,920
Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized:
250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized:
2,746,325 Shares Issued and Outstanding	27,463	27,430
Additional Paid-In Capital	15,764,024	15,751,160
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	6,167,983	6,862,738
Total Shareholders’ Equity	22,146,534	22,828,392
Total Liabilities and Shareholders’ Equity	$58,285,575	$48,686,312

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED
	SEPTEMBER 30
	2015	2014

Net Sales	$30,409,064	$28,037,865

Cost of Goods Sold	27,518,479	24,510,862

Gross Profit	2,890,585	3,527,003

Operating Expenses
Selling Expenses	1,244,521	1,303,920
General and Administrative Expenses	1,623,521	1,749,593
Total Operating Expenses	2,868,042	3,053,513

Income (Loss) From Operations	22,543	473,490

Other Expense
Interest Expense	(133,960)	(89,598)
Miscellaneous Expense, net	(88,189)	(13,195)
Total Other Expense	(222,149)	(102,793)

Income (Loss) Before Income Taxes	(199,606)	370,697

Income Tax Expense (Benefit)	(76,000)	38,000

Net Income (Loss)	$(123,606)	$332,697

Earnings (Loss) Per Common Share:

Basic	$(0.05)	$0.12

Weighted Average Number of Common Shares Outstanding - Basic	2,746,325	2,742,992

Diluted	$(0.05)	$0.12

Weighted Average Number of Common Shares Outstanding - Diluted	2,746,325	2,747,943

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2015	2014

Net Sales	$83,750,159	$81,595,474

Cost of Goods Sold	75,563,295	71,711,557

Gross Profit	8,186,864	9,883,917

Operating Expenses
Selling Expenses	3,918,318	3,570,066
General and Administrative Expenses	4,930,964	5,256,963
Total Operating Expenses	8,849,282	8,827,029

Income (Loss) From Operations	(662,418)	1,056,888

Other Expense
Interest Expense	(341,148)	(271,661)
Miscellaneous Expense, net	(88,189)	(46,672)
Total Other Expense	(429,337)	(318,333)

Income (Loss) Before Income Taxes	(1,091,755)	738,555

Income Tax Expense (Benefit)	(397,000)	73,000

Net Income (Loss)	$(694,755)	$665,555

Earnings (Loss) Per Common Share:

Basic	$(0.25)	$0.24

Weighted Average Number of Common Shares Outstanding - Basic	2,745,568	2,742,992

Diluted	$(0.25)	$0.24

Weighted Average Number of Common Shares Outstanding - Diluted	2,745,568	2,747,552

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2015	2014
Cash Flows From Operating Activities
Net Income (Loss)	$(694,755)	$665,555
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Depreciation	1,618,791	1,517,153
Amortization	50,312	3,969
Compensation on Stock-Based Awards	1,320	22,445
Compensation on Equity Appreciation Rights	(94,652)	—
Loss on Disposal of Property and Equipment	1,129	1,837
Deferred Taxes	55,685	51,680
Changes in Current Operating Items, Net of Acquisition
Accounts Receivable	(1,625,756)	424,782
Inventories	(1,729,429)	(2,988,729)
Prepaid Expenses	(377,554)	(340,252)
Income Taxes Receivable	(530,028)	(259,877)
Accounts Payable	5,238,304	1,443,580
Accrued Payroll and Commissions	422,436	687,373
Other Accrued Liabilities	1,592,378	175,669
Net Cash Provided by (Used in) Operating Activities	3,928,181	1,405,185
Cash Flows from Investing Activities
Business Acquisition, Net of Cash Acquired	(1,990,143)	—
Purchases of Property and Equipment	(1,456,795)	(1,800,819)
Net Cash Used in Investing Activities	(3,446,938)	(1,800,819)
Cash Flows from Financing Activities
Borrowings on Line of Credit	83,642,816	83,477,209
Repayments on Line of Credit	(84,744,548)	(82,881,103)
Proceeds from Long-Term Debt	1,358,767	510,000
Principal Payments on Long-Term Debt	(755,247)	(506,990)
Debt Issuance Costs	(48,745)	—
Excess Tax Benefit from Stock-Based Compensation	911	—
Proceeds from Issuance of Common Stock	10,666	—
Net Cash Provided by (Used in) Financing Activities	(535,380)	599,116
Net Increase in Cash	(54,137)	203,482
Cash - Beginning	66,371	—
Cash - Ending	$12,234	$203,482
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$320,381	$268,371
Cash Paid During the Period for Income Taxes	—	417,615

Supplemental Noncash Investing and Financing Activities
Capital Expenditures in Accounts Payable	13,700	35,720

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

Principles of Consolidation

The consolidated financial statements include the accounts of Nortech Systems Incorporated and its wholly owned subsidiaries, Manufacturing Assembly Solutions of Monterrey, Inc. and Nortech Systems Hong Kong Company, Limited.  All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

We recognize manufacturing revenue when we ship goods or the goods are received by our customer, when title has passed, all contractual obligations have been satisfied, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services.  If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled.  We also provide engineering services separate from the manufacture of a product. Revenue for engineering services is generally recognized on a time and material basis or upon completion of the engineering process.  In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized when the repairs are completed and the repaired products are shipped back to the customer.  Our net sales for services were less than 5% of our total sales for all periods presented, and accordingly, are included in net sales in the consolidated statement of operations.  Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Stock Options

Following is the status of all stock options outstanding as of September 30, 2015:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2015	181,000	$6.36
Granted	—	—
Exercised	(3,333)	3.20
Cancelled	(37,917)	5.52
Outstanding - September 30, 2015	139,750	$6.66	2.24	$16,800
Exercisable - September 30, 2015	134,917	$6.78	2.06	$11,725

The total intrinsic value of options exercised during the three and nine months ended September 30, 2015 was $8,166.  Cash received from options exercised during the three and nine months ended September 30, 2015 was $10,666.  There were no options exercised during the three and nine months ended September 30, 2014.  There were no stock options granted during the three and nine months ended September 30, 2015 and 2014.

Total compensation expense related to stock options for the three months ended September 30, 2015 and 2014 was $1,989 and $7,482, respectively.  Total compensation expense related to stock options for the nine months ended September 30, 2015 and 2014 was $1,320 and $22,445, respectively.  As of September 30, 2015, there was approximately $3,000 of unrecognized compensation related to unvested option awards that we expect to recognize over a weighted-average period of 0.37 years.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (the “2010 Plan”). The total number of Equity Appreciation Right Units (Units) the Plan can issue shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015 and approved by the shareholders on May 6, 2015.  The 2010 Plan provides that Units issued shall fully vest three years from the base date as defined in the agreement unless terminated earlier. Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date. Unit redemption payments under the 2010 Plan shall be paid in cash within 90 days after we determine the value as of the redemption date.

During the nine months ended September 30, 2015, we granted 57,500 Units with a base date of January 1, 2015 and vesting dates through January 1, 2018.

Total compensation expense (income) related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $(37,000) and $38,000 for the three months ended September 30, 2015 and 2014, respectively and $(95,000) and $119,000 for the nine months ended September 30, 2015 and 2014, respectively.  The income for the three and nine months ended September 30, 2015 was the result of a change in the assumption of the appreciation of book value per share of common stock.

As of September 30, 2015 and December 31, 2014, approximately $118,000 and $259,000 is accrued under this plan, respectively.  As of September 30, 2015, approximately $55,000 of this balance is included in Other Accrued Liabilities and the remaining $63,000 balance was included in Other Long-term Liabilities.  As of December 31, 2014, approximately $47,000 of this balance is included in Other Accrued Liabilites and the remaining $212,000 was included in Other Long-term Liabilities.

Earnings per Common Share

For the three and nine months ended September 30, 2015, the effect of all stock options is antidilutive due to the net loss incurred and, therefore, were not included in the computation of per-share amounts.  For the three and nine months ended September 30, 2015, stock options of 123,750 and 125,500, respectively, were excluded because their inclusion would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business.  Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts was $130,000 and $137,000 at September 30, 2015 and December 31, 2014, respectively.  We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

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

Inventories are as follows:

	September 30	December 31
	2015	2014

Raw Materials	$14,238,633	$12,745,623
Work in Process	3,840,602	3,653,670
Finished Goods	2,999,565	2,861,373
Reserve	(816,594)	(732,248)

Total	$20,262,206	$18,528,418

Finite Life Intangible Assets

Finite life intangible assets at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Customer Relationships	9.0	$1,302,000	$36,167	$1,265,833
Trade Names	20.0	$814,000	$10,174	$803,826
Bond Issue Costs	6.0	$79,373	$48,948	$30,425
Totals		$2,195,373	$95,289	$2,100,084

	December 31, 2014
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Bond Issue Costs	7.0	$79,373	$44,978	$34,395
Totals		$79,373	$44,978	$34,395

Amortization expense for the three months ended September 30, 2015 and 2014 was $47,665 and $1,323, respectively.  Amortization expense for the nine months ended September 30, 2015 and 2014 was $50,312 and $3,969, respectively.

Estimated future amortization expense related to these assets is as follows:

Remainder of 2015	$49,000
2016	160,000
2017	160,000
2018	160,000
2019	160,000
Thereafter	1,411,084
Total	$2,100,084

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board issued changes to the subsequent measurement of inventory. Currently, an entity is required to measure its inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes require that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. These changes do not apply to inventories measured using LIFO (last-in, first-out) or the retail inventory method. Currently, Nortech applies the net realizable value market option to measure non-LIFO inventories at the lower of cost or market. These changes become effective for Nortech on January 1, 2017. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance.  In the first quarter of 2015, the FASB approved a deferral of the effective date to January 1, 2018.  Upon adoption in 2018, the company will record an adjustment to retained earnings as of the beginning of the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2018, without restating prior periods presented.  Management has not yet determined which transition reporting option it will apply.

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

Our largest customer, General Electric, has two divisions that collectively account for more than 10% of net sales for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
GE Healthcare	18%	23%	18%	24%
GE Transportation	11	7	9	5
Total General Electric	29%	30%	27%	29%

Combined accounts receivable from both divisions represented 22% and 20% of total accounts receivable at September 30, 2015 and December 31, 2014, respectively.

Export sales represented 12% of net sales for the three and nine months ended September 30, 2015.  Export sales represented 13% of net sales for the three and nine months ended September 30, 2014.

NOTE 3. FINANCING ARRANGEMENTS

We have a credit agreement with Wells Fargo Bank (WFB) which was most recently amended on May 7, 2015 and provides for a line of credit arrangement of $15.0 million that expires, if not renewed, on May 31, 2018.  The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on December 31, 2027, an equipment loan for $2.7 million and a new term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018.  We incurred $54,838 of related costs and fees associated with the amended credit agreement.  These fees were capitalized as a debt discount and are being amortized as interest expense over the term of the debt agreement.  As of September 30, 2015, we have not borrowed against the $1.0 million capital term note.

Long-term debt at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30	December 31
	2015	2014
Real Estate Term Loan 1, interest at three month LIBOR + 2.75%, due in installments through March 31, 2027	$1,326,611	$1,415,461
Real Estate Term Loan 2, interest at three month LIBOR + 2.75%, due in installments through December 31, 2027	1,376,400	1,460,100
Equipment loan, interest at three month LIBOR + 2.75%, due January 31, 2016	—	102,917
Equipment loan, interest at three month LIBOR + 2.75%, due May 31, 2018	—	1,117,863
Equipment loan, interest at three month LIBOR + 2.75%, due May 31, 2018	—	349,000
Equipment loan, interest at three month LIBOR + 2.75%, due May 31, 2018	2,552,480	—
Blue Earth Bond, which bears a variable interest rate, due in installments through June 30, 2021	280,000	360,000
Devicix Acq Note 1, subordinate debt, interest at 4.0% due July 1, 2019	942,070
Devicix Acq Note 2, subordinate debt, interest at 4.0% due July 1, 2019	1,224,691
Discount on Devicix Notes Payable	(151,984)
Debt Issuance Costs	(48,744)	—
Total debt	7,501,524	4,805,341
Less current maturities	1,399,860	732,835
Long-term debt	$6,101,664	$4,072,506

Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate.  Our line of credit bears interest at three-month LIBOR + 2.25% (approximately 2.6% at September 30, 2015) while our real estate term notes bear interest at three-month LIBOR + 2.75% (approximately 3.1% at September 30, 2015).  The weighted-average interest rate on our line of credit was 2.6% and 2.8% for the three and nine months ended September 30, 2015.  We had borrowing on our line of credit of $6,896,452 and $7,998,184 outstanding as of September 30, 2015 and December 31, 2014, respectively.  The line of credit requires a lock box arrangement; however there are no acceleration clauses that would accelerate the maturity of our outstanding borrowings.

As part of the July 1, 2015 Devicix acquisition we entered into two unsecured subordinated promissory notes payable to the seller in the principal amounts of $1.0 million and $1.3 million.  The $1.0 million promissory note has a four-year term, bearing interest at 4% per annum, requiring monthly principal and interest payments of $22,579 and is subject to offsets if certain revenue levels are not met.  The $1.3 million promissory note has a four year term and bears interest at 4% per annum, requiring monthly principal and interest payments of $29,353 and is not subject to offset.  The fair value of these loans is approximately $931,000 and $1,210,000, respectively assuming a market rate of 8%.

The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  At September 30, 2015, we have net unused availability under our line of credit of approximately $7.5 million.  The line is secured by substantially all of our assets.

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.  Our effective tax rate for the three and nine months ended September 30, 2015 was 38% and 36%, respectively. Our effective tax rate for the three and nine months ended September 30, 2014 was 10%. The lower effective tax rate for 2014 was the result of a favorable audit settlement with the Minnesota Department of Revenue which included the acceptance of our research and development credits of $100,000 which were previously reserved for as an uncertain position.  The effective tax rate for the year ended December 31, 2015 is expected to be 36% compared to 8.4% for the year ended December 31, 2014.  The decreased tax rate in 2014 was largely due to the result of the favorable audit settlement with the Minnesota Department of Revenue.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Statutory federal tax provision (benefit)	$(57,000)	$129,000	$(327,000)	$259,000
State income taxes (benefits)	(6,000)	14,000	(32,000)	33,000
Income tax credits	(14,000)	(19,000)	(39,000)	(33,000)
Change in uncertain tax positions	(4,000)	1,000	(4,000)	(99,000)
Return to provision true-up	5,000	(84,000)	5,000	(84,000)
Other	—	(3,000)	—	(3,000)
Income tax expense (benefit)	$(76,000)	$38,000	$(397,000)	$73,000

At September 30, 2015, we had $51,750 of net uncertain tax benefit positions remaining in other long-term liabilities related to research and development credits that would increase our effective income tax rate if recognized.  At December 31, 2014, we had $56,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.

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

Rent expense for the three months ended September 30, 2015 and 2014 amounted to approximately $272,000 and $163,000, respectively.  Rent expense for the nine months ended September 30, 2015 and 2014 amounted to approximately $635,000 and $499,000, respectively.

Approximate future minimum lease payments under non-cancelable leases subsequent to September 30, 2015 are as follows:

Years Ending
December 31,	Amount
2015	$231,710
2016	594,365
2017	551,734
2018	556,906
2019	400,299
Thereafter	452,303
Total	$2,787,317

NOTE 6.  ACQUISITIONS

On July 1, 2015, the company completed the acquisition of substantially all of the assets of Devicix, LLC upon the terms and conditions contained in an Asset Purchase Agreement entered into on June 17, 2015.

Devicix is an innovative medical product design and engineering firm with a proven track record of helping clients move from concept to production. The addition of Devicix will enhance and broaden our capabilities for complete design, manufacturing and service, particularly for regulated medical devices.

Acquisition date fair value of the consideration transferred totaled $5.1 million which was comprised of cash payments of $2.0 million from our operating line of credit at closing, $0.5 million of customer deposits with the majority of the work to be completed by 2015 year end, assumed working capital deficit of $0.5 million and two promissory notes payable to the seller in the aggregate principal amounts of $1.0 million and $1.3 million.  The $1.0 million promissory note has a four-year term, bearing interest at 4% per annum and is subject to offsets if certain revenue levels are not met.  The $1.3 million promissory note has a four year term and bears interest at 4% per annum and is not subject to offset.  The fair value of these loans is approximately $931,000 and $1,210,000, respectively assuming a market rate of 8%.

The asset purchase agreement also includes additional consideration payable within 90 days of the completion of each of the first four 12-month periods after July 1, 2015.  The earnout will be equal to 15% of eligible engineering revenue over a $6,000,000 threshold and 3% of eligible production revenue generated from Devicix customers.  The maximum dollar amount of earnout payments under the Asset Purchase Agreement is $2,500,000. We estimated the fair value of the contingent consideration to be $851,000 using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

July 1, 2015
Cash	$131,054
Accounts Receivable	372,736
AR due to Seller	(172,736)
Prepaid Expenses and Inventory	34,727
Total Current Assets	365,781
Fixed Assets	83,149
Trade Names	814,000
Customer Relationship	1,302,000
Goodwill	3,208,447
Total Assets	$5,773,378

Accounts Payable	$63,048
Accrued Payroll, Benefits and Other Current Liab	121,837
Customer Deposits	474,887
Total Current Liabilities	$659,772

Loans to Seller	$2,141,408
Cash Paid at 7/1	2,002,162
Adjustment Paid in August	119,035
Contingent Consideration	851,000
Business Enterprise Value	5,113,605
Total Liabilities & Equity	$5,773,378

Pending finalization of the earnout and fair value of the intangible assets in the fourth quarter of 2015, the Devicix acquisition has preliminarily resulted in $3.2 million of goodwill, which is expected to be deductible for tax purposes.  Specifically, the goodwill recorded as part of the acquisition of Devicix includes the following:

•                  the expected synergies and other benefits that we believe will result from combining the operations of Devicix with the operations of Nortech Systems;

•                  any intangible assets that did not qualify for separate recognition, as well as future, yet unidentified projects and products.

The company incurred $62,000 in legal, professional, and other costs related to this acquisition accounted for as selling and administrative expenses. The weighted-average useful life of intangible assets acquired is 11.4 years.

The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2014:

	Pro Forma	Pro Forma	Pro Forma
	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)
Net Sales	$29,091,310	$84,997,713	$86,065,773

Income (Loss) from Operations	$433,417	$1,005,358	$(449,260)

Net Income (Loss)	$290,951	$623,218	$(519,516)

Basic & Diluted
Income (Loss) per Common Share	$0.11	$0.23	$(0.19)

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Maple Grove, Minnesota based full-service electronics manufacturing services (EMS) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  We provide value added engineering services and technical support including design, testing, prototyping and supply chain management to customers mainly in the aerospace and defense, medical, and industrial equipment markets. We maintain facilities in Bemidji, Blue Earth, Eden Prairie, Mankato, Merrifield, and Milaca, Minnesota; Augusta, Wisconsin; and Monterrey, Mexico.  All of our facilities are certified to one or more of the ISO standards, including 9001 and 13485, with most having additional certifications based on the needs of the customers they serve.

Summary of Results:

Our third quarter results reported increases in revenue and backlog over prior quarter along with improved income and cash provided from operations.  Our net income and EPS were again impacted by customer and market mix and further investment costs associated with growth initiatives including the acquisition of Devicix, expansion of PCB assembly operations in Mexico and business development activities in Asia.

Actions taken during the first half of the year to improve the gross margin are showing some signs of improvement but not to the levels needed to achieve expected profitablity.  Increased focus on lean initiatives by work order and improvements to our NPI (new product introduction) process to reduce ramp up costs and time to market are underway.  Additional business strategy adjustments and improvements to the pipe line qualification and quoting processes are being implemented. Other longer-term actions include reductions to excess capacity and possible divestitures of non-profitable businesses and a continued committement to our growth iniatitives.

Major events in the third quarter included the strategic acquisition of Devicix LLC, a medical product design and engineering firm that completes our sevice offering in the Medical market accounting for an increase in revenue in the third quarter of $1.1 million. We shipped approximately $400,000 of our first production runs of PCB assemblies in the quarter out of our Mexico operation and we relocated our Corporate offices from Wayzata MN to Maple Grove MN.

Revenue in the third quarter of 2015 was up approximately 8% or $2.4 million compared to third quarter of 2014, and up approximately 13% or $3.6 million compared to second quarter of 2015 along with backlog increasing over both prior year and previous quarter.

Our gross profit percentage for the three months ended September 30, 2015 was 9.5% compared to 12.6% for the three months ended September 30, 2014.  Our gross profit percentage for the nine months ended September 30, 2015 was 9.8% compared to 12.1% for the nine months ended September 30, 2014.  The gross profit percentage is being negatively affected by customer and market mix, new part start up costs and ramp up expense in Mexico.  The quarter also had approximately $700,000 in excess material sales with low margin.

We reported $23,000 Income from Operations in the third quarter after two quarters of losses in fiscal 2015. Revenue increases and associated margin dollars account for the majority of the profit improvement along with continued SG&A expense controls.

Net loss for the three months ended September 30, 2015 was approximately $124,000 or $0.05 per diluted common share, compared to net income for the three months ended September 30, 2014 of approximately $333,000 or $0.12 per diluted common share.  Net loss for the first nine months of 2015 was approximately $695,000 or $0.25 per diluted common share, compared to net income of approximately $666,000 or $0.24 per diluted common share for the same period in 2014.

Cash provided by operating activities for the first nine months of 2015 was approximately $3.9 million.  Cash was generated from the noncash addback of depreciation and amortization and the timing of working capital changes.  Working capital increases in accounts receivable and inventory were offset by extending accounts payable terms and conditions.

Results of Operations:

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	90.5	87.4	90.2	87.9
Gross Profit	9.5	12.6	9.8	12.1

Selling Expenses	4.1	4.7	4.7	4.4
General and Administrative Expenses	5.3	6.2	5.9	6.4
Income (Loss) from Operations	0.1	1.7	(0.8)	1.3

Other Expenses, Net	(0.7)	(0.4)	(0.5)	(0.4)
Income (Loss) Before Income Taxes	(0.6)	1.3	(1.3)	0.9

Income Tax Expense (Benefit)	(0.2)	0.1	(0.5)	0.1
Net Income (Loss)	(0.4)%	1.2%	(0.8)%	0.8%

Net Sales:

We reported net sales of approximately $30.4 million and $28.0 million for the three months ended September 30, 2015 and 2014, respectively.  We reported net sales of approximately $83.8 million and $81.6 million for the nine months ended September 30, 2015 and 2014, respectively.  Our Industrial customers are leading the increase in revenue up 14% over prior year for both the quarter and nine months and our Devicix acquisition accounted for $1.1 million of the increase.  Net sales by our major EMS industry markets for the three and nine month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2015	2014	%	2015	2014	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	4,004	3,656	10	10,724	11,737	(9)
Medical	10,887	10,792	1	28,376	30,837	(8)
Industrial	15,518	13,590	14	44,650	39,021	14
Total Sales	30,409	28,038	8	83,750	81,595	3

Backlog:

Our 90-day order backlog as of September 30, 2015 increased 23% to approximately $24.0 million, compared to approximately $19.4 million at the beginning of the quarter.  Backlog for our industrial and defense customers have increased over prior year and prior quarter.  Backlog for our medical customers, which includes $1.3 million in Devicix backlog, rebounded in the third quarter.  Our manufacturing backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.  Our services backlog consists of contractual commitments for engineering services.

90 day backlog by our major EMS industry markets are as follows:

	Backlog as of the Quarter Ended
	September 30	June 30	September 30
(in thousands)	2015	2015	2014

Aerospace and Defense	$5,455	$4,307	$3,689
Medical	9,120	6,143	10,112
Industrial	9,396	8,990	7,127
Total Backlog	$23,971	$19,440	$20,928

Our 90 day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

Gross profit as a percent of net sales for the three months ended September 30, 2015 and 2014 was 9.5% and 12.6%, respectively.  Gross profit as a percent of net sales for the nine months ended September 30, 2015 and 2014 was 9.8% and 12.1%, respectively.  The gross profit percentage is being negatively affected by customer and market mix, new part number start up costs and ramp up costs related to Mexico.  The quarter also had approximately $700,000 in excess material sales with low margin.

Selling Expense:

Selling expense for the three months ended September 30, 2015 and 2014 was approximately $1.2 million or 4.1% of sales and approximately $1.3 million or 4.7% of sales, respectively.  Selling expense for the nine months ended September 30, 2015 and 2014 was approximately $3.9 million or 4.7% of sales and approximately $3.6 million or 4.4% of sales, respectively.  We will continue to match sales expense with demand to support business development activities needed to support growth initiatives.

General and Administrative Expense:

General and administrative expenses for the three months ended September 30, 2015 and 2014 were approximately $1.6 million or 5.3% of sales and approximately $1.7 million or 6.2% of sales, respectively.  General and administrative expenses for the nine months ended September 30, 2015 and 2014 were approximately $4.9 million or 5.9% of sales and approximately $5.3 million or 6.4% of sales, respectively.  The decrease in general and administrative expense was due to cost reduction activities needed to match current customer demand.

Income Taxes:

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.  Our effective tax rate for the three and nine months ended September 30, 2015 was 38% and 36%, respectively. Our effective tax rate for the three and nine months ended September 30, 2014 was 10%. The lower effective tax rate for 2014 was the result of a favorable audit settlement with the Minnesota Department of Revenue which included the acceptance of our research and development credits of $100,000 which were previously reserved for as an uncertain position.  The effective tax rate for the year ended December 31, 2015 is expected to be 36% compared to 8.4% for the year ended December 31, 2014.  The decreased tax rate in 2014 was largely due to the result of the favorable audit settlement with the Minnesota Department of Revenue.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Statutory federal tax provision (benefit)	$(57,000)	$129,000	$(327,000)	$259,000
State income taxes (benefits)	(6,000)	14,000	(32,000)	33,000
Income tax credits	(14,000)	(19,000)	(39,000)	(33,000)
Change in uncertain tax positions	(4,000)	1,000	(4,000)	(99,000)
Return to provision true-up	5,000	(84,000)	5,000	(84,000)
Other	—	(3,000)	—	(3,000)
Income tax expense (benefit)	$(76,000)	$38,000	$(397,000)	$73,000

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

On September 30, 2015, we had outstanding advances of $6.9 million under the line of credit and unused availability of $7.5 million supported by our borrowing base.  We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs.  Our working capital was $20.1 million and $24.3 million as of September 30, 2015 and December 31, 2014, respectively.

Our credit agreement with WFB requires us to maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00 for the trailing twelve month period ending January 31, 2015, up to and including September 30, 2015, and 1.20 to 1.00 for each period therafter.  The minimum fixed charge coverage ratio at September 30, 2015 was 1.22 to 1.00.  We believe our performance will be sufficient to comply with this covenant going forward.

Net cash provided by operating activities for the nine months ended September 30, 2015 was $3.9 million.  Cash was generated by the noncash addback of amortization and depreciation and the timing of accounts payable.

Net cash used in investing activities of $3.4 million for the nine months ended September 30, 2015 is comprised of $1.4 million of property and equipment purchases to support the business, and $2.0 million related to the Devicix acquisition.

Off-Balance Sheet Arrangements:

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

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

Recent Accounting Pronouncements:

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 6. EXHIBITS

Exhibits

10.1	Restated Amendment to Employment Agreement restated as of August 5, 2015 between the Company and Michael J. Degen

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Consolidated Financial Statements.

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: November 4, 2015	by	/s/ Richard G. Wasielewski
Richard G. Wasielewski
Chief Executive Officer and President
Nortech Systems Inc.

Date: November 4, 2015	by	/s/ Paula M. Graff
Paula M. Graff
Vice President and Chief Financial Officer
Nortech Systems Inc.