Form 10-K
period 2015-12-31
NORTECH SYSTEMS INC
filed 2016-03-22
CIK 722313

Use these links to rapidly review the document

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY TABLE OF CONTENTS DECEMBER 31, 2015 AND 2014
PART III

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257
State of Incorporation: Minnesota
IRS Employer Identification No. 41-1681094
Executive Offices: 7550 Meridian Circle N #150, Maple Grove, MN 55369
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $4.35 per share, was $4,918,506 on June 30, 2015.

         Shares of common stock outstanding at February 29, 2016: 2,746,325.

         (The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2015 Annual Shareholders' Meeting have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after December 31, 2015, the end of our fiscal year.

        (The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10K

NORTECH SYSTEMS INCORPORATED
FORM 10-K
For the Year Ended December 31, 2015

PART I

ITEM 1.        BUSINESS

DESCRIPTION OF BUSINESS

        We are a Minnesota corporation organized in December 1990, filing annual reports, quarterly reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, who file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

GENERAL

        We are an Electronic Manufacturing Services ("EMS") company with our headquarters in Maple Grove, Minnesota, a suburb of Minneapolis, Minnesota. We maintain facilities and operations in Minnesota and Wisconsin in the United States; Monterrey, Mexico; and Suzhou, China. We offer a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our manufacturing and engineering services include complete medical devices, printed circuit board assemblies, wire and cable assemblies, and complex higher level electromechanical assemblies. The majority of our revenue is derived from products built to the customer's design specifications.

        Our breadth of manufacturing, technical expertise and experience make us attractive to our broad customer base. Our customers are original equipment manufacturers ("OEMs") in the Aerospace/Defense, Medical and Industrial/Commercial markets. The diversity in the markets we serve is an advantage in dealing with the effects of fluctuations from the economy and competition. In the design phase, we provide technical support, subject matter expertise in design for manufacturing and testing capabilities that allow our customer programs to get to production faster while meeting both their quality and cost requirements. Our customers rely on our experience and capabilities in manufacturing and supply chain to manage and reduce cost over the life cycle of their products. This requires a strong relationship with our customers based on a trusting partnership as we perform as an extension of their operations.

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

BUSINESS STRATEGY

        The EMS industry has evolved into a dynamic, high-tech global electronics contract services industry. We continue to expand our capabilities and foot print to better meet these changing market requirements. Along with offering technical expertise in our quality processes, engineering design applications and testing, we are also increasing our focus on supplier-managed inventory services and the cost drivers throughout the global supply chain. Asia expansion is designed to support global customer base and provide competitive economic alternatives for the overall business health.

        We continue to pursue acquisitions, mergers, and/or joint ventures of companies in the EMS industry to increase our service offering, remain competitive, grow our customer base and increase revenues. Our strategic objectives and our history are based on both organic and acquired growth.

        Our quality systems and processes are based on International Standards Organization ("ISO") standards with all facilities certified to the latest version of the ISO 9001 and/or Aerospace Systems ("AS") 9100 standards. We also have ISO 13485 certification which recognizes our quality management systems applicable to contract design, manufacture and repair of assemblies for the medical industry. Our Milaca operation is a U.S. Food and Drug Administration ("FDA") registered facility. These certifications and registrations provide our customers assurance of our capabilities and proven processes. All of our facilities are certified to one or more of the ISO/AS standards, with most having additional certifications based on the needs of the customers they serve.

        We are committed to quality, cost effectiveness and responsiveness to customer requirements. To achieve these objectives we have invested in Restriction of Hazardous Substances (lead free) processing, equipment, plant capacity studies, people, enterprise resource planning systems, lean manufacturing and supply chain management techniques at our facilities. We are committed to continuous improvement and have invested in training our people to identify and act on improvement opportunities. We maintain a diversified customer base and expand into other capabilities and services when there is a fit with our core competencies and strategic vision.

MARKETING

        We concentrate our marketing efforts in the Aerospace/Defense, Medical and Industrial markets. Our marketing strategy emphasizes our breadth, expertise and experience in each of our markets. Our expertise helps our customers save time and money and also reduces their risks. The breadth of our manufacturing, supply chain, engineering services and complete turnkey solutions assist our customers in getting their products to market quickly while managing the total cost solution. Our strength is managing low to moderate volume components and assemblies with high mix customer demand. This requires us to have close customer relationships and operational flexibility to manage the variation of product demands.

        Our customer emphasis continues to be on companies that require an electronic manufacturing partner with a high degree of manufacturing and quality sophistication, including statistical process control, statistical quality control, ISO standards, Military Specifications, AS 9100 and FDA facility registration. We continue efforts to penetrate our existing customer base and expand market opportunities with participation in industry forums and selected trade shows. We target customers who value proven manufacturing performance, design, project management and application engineering expertise and who value the flexibility to manage the supply chain of a high mix of products and services. We market our services through a mix of traditional marketing outreach, a specialized business development team and independent manufacturers' representatives.

SOURCES AND AVAILABILITY OF MATERIALS

        We currently purchase the majority of our electronic components directly from electronic component manufacturers and large electronic distributors. On occasion some of our components may be placed on a stringent allocation basis; however, we are not currently experiencing any major material purchasing or availability problems.

MAJOR CUSTOMERS

        We have one customer that accounts for more than 10% of net sales for the years ended December 31, 2015 and 2014. Their medical industry operations accounted for 18% and 23% of net sales for the years ended December 31, 2015 and 2014, respectively. Their transportation industry operations accounted for 9% and 6% of net sales for the years ended December 31, 2015 and 2014, respectively.

PATENTS AND LICENSES

        We are not presently dependent on a proprietary product requiring licensing, patent, copyright or trademark protection. We do not believe that patents, licenses, copyrights and trademark protection are necessary for successful operations. We believe the successful manufacture and sale of our products generally depends more on our technical expertise, trade secrets and manufacturing skills.

COMPETITION

        The contract manufacturing EMS industry's competitive makeup includes small closely held contract manufacturing companies, large global full-service contract manufacturers, company-owned in-house manufacturing facilities and foreign contract manufacturers. We do not believe that the small closely held operations pose a significant competitive threat in the markets and customers we serve, as they generally do not have the complete manufacturing and engineering services or capabilities required by our target customers. We do believe the larger global full service and foreign manufacturers are more focused on higher volume customer engagements and we do not see them as our primary competition. We continue to see opportunities with OEM companies that have their own in-house electronic manufacturing capabilities as they evaluate their internal costs and investments against outsourcing to contract manufacturers. We do see trends of the low volume, high mix customer demand going to a regional supply base. This is a good fit with our US, Mexico and future Asian operations. We continue to study and investigate other regions and global alternatives to meet our competitive challenges and customer requirements.

RESEARCH AND DEVELOPMENT

        We perform research and development for customers on an as requested and program basis for development of conceptual engineering and design activities prior to manufacturing the products. We did not expend significant dollars in 2015 or 2014 on company-sponsored product research and development.

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

GOVERNMENT REGULATION

        As a medical device manufacturer we have additional compliance requirements. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation ("QSR") requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA.

EMPLOYEES

        We have 740 full-time and 101 part-time/temporary employees as of January 31, 2016. Manufacturing personnel, including direct, indirect support and sales functions, comprise 812 employees, while general administrative employees total 29. At January 31, 2015 we had 700 full-time and 113 part-time/temporary employees.

FOREIGN OPERATIONS AND EXPORT SALES

        We have a leased manufacturing facility in Monterrey, Mexico with approximately $1,185,000 in long-term assets at December 31, 2015. We also have a leased manufacturing facility in Suzhou, China and expect to begin operations in the first half of 2016. Export sales represented 13% of net sales for the years ended December 31, 2015 and 2014, respectively.

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

        As a medical device manufacturer we have additional compliance requirements. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA's QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA. If any FDA inspection reveals noncompliance with QSR or other FDA regulations, it could adversely affect our operations.

A large percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us.

        Our largest customer has two divisions that account for 27% and 29% of net sales for the years ended December 31, 2015 and 2014, respectively.

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

        We operate a manufacturing facility in Mexico. Our operation there is subject to risks that could adversely impact our financial results, such as economic or political volatility, crime, severe weather, employee turnover, staffing, managing personnel in diverse culture, labor instability, transportation delays, and foreign currency fluctuations. Our manufacturing facility in China will begin operations in the first half of 2016.

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

        Our strategy is to grow our business organically and through acquisitions, alliances and joint venture arrangements. We will continue to pursue and acquire additional businesses in the EMS industry that fit our long-term objectives for growth and profitability. The success of our acquisitions will depend on our ability to integrate the new operations with the existing operations. The price we pay for a business may exceed the value we realize and we cannot assure you that we will achieve the expected synergies and benefits of any acquisition. Acquisitions may result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results.

If we fail to comply with the covenants contained in our credit agreement we may be unable to secure additional financing and repayment obligations on our outstanding indebtedness may be accelerated.

        Our credit agreement contains financial and operating covenants with which we must comply. As of December 31, 2015, we were in compliance with these covenants. However, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

We are dependent on our management information systems for order, inventory and production management, financial reporting, communications and other functions. If our information systems fail or experience major interruptions, including those relating to cybersecurity or arising from cyber-attacks, our business and our financial results could be adversely affected.

        We rely on our management information systems to effectively manage our operational and financial functions. Our computer systems, Internet web sites, telecommunications, and data networks are also vulnerable to damage or interruption from power loss, natural disasters and attacks from viruses or hackers, including cybersecurity threats and incidents. Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to targeted measures directed at the Company, its customers, its designs and/or its products. Although we utilize various procedures and controls to attempt to mitigate our exposure to these risks, attacks are evolving and unpredictable and we cannot guarantee that any risk prevention measures implemented will be successful. System failures or interruptions, including those relating to cybersecurity or arising from cyber-attacks, could adversely affect our business, financial condition, and operating results.

Our business may be impacted by natural disasters or future climate change.

        Natural disasters, such as tornadoes and earthquakes, and possible future changes in climate could negatively impact our business and supply chain. Our properties may be exposed to rare catastrophic weather events, such as severe storms and/or floods. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. In countries that we rely on for operations and materials, such as Mexico, China and Thailand, potential natural disasters or future climate changes could disrupt our manufacturing operations, reduce demand for our customers' products and increase supply chain costs.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

        As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.        PROPERTIES

ADMINISTRATION

        Our Corporate Headquarters consists of approximately 19,000 square feet located in Maple Grove, Minnesota, a northwestern suburb of Minneapolis, Minnesota. The Corporate Headquarters has a lease with an eighty nine-month term that expires in November 2022. A portion of the Bemidji facility is used for corporate financial and information systems shared services.

MANUFACTURING FACILITIES

        Our manufacturing facilities as described below are in good operating condition and are suitable for our needs. We believe our overall production capacity is sufficient to handle our foreseeable manufacturing needs and customer requirements.

Location	Own/Lease	Lease End Date	Square Feet Manufacturing Space	Square Feet Office Space	Total Square Feet
Bemidji, MN	Own		56,000	13,000	69,000
Blue Earth, MN	Own		92,000	48,000	140,000
Merrifield, MN	Own		34,000	12,000	46,000
Eden Prairie, MN	Lease	December 31, 2018	—	15,000	15,000
Milaca, MN	Lease	December 31, 2017	15,000	5,000	20,000
Mankato, MN	Own		43,000	15,000	58,000
Augusta, WI	Own		15,000	5,000	20,000
Monterrey, Mexico	Lease	December 31, 2019	45,000	1,000	46,000
Suzhou, China	Lease	December 31, 2021	27,000	3,000	30,000

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

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of February 29, 2016, there were 693 shareholders of record. Our stock is listed on the NASDAQ Capital Market under the symbol "NSYS". We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2015 or 2014. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, limitations on payments of dividends present in our current or future debt agreements, and other factors.

        Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High
March 31, 2015	$4.90	$5.98
June 30, 2015	$4.19	$5.08
September 30, 2015	$3.87	$4.59
December 31, 2015	$3.88	$4.32
March 31, 2014	$4.89	$5.85
June 30, 2014	$4.31	$5.32
September 30, 2014	$4.69	$5.26
December 31, 2014	$5.06	$6.80

        Sales of Unregistered Securities:

        We did not have any unregistered sales of equity securities in 2015.

        Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

        We did not make any purchases of our equity securities in 2015.

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

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a Minnesota based full-service EMS contract manufacturer of complex wire and cable assemblies, printed circuit board assemblies, higher-level assemblies, medical devices and other box builds for a wide range of industries. We serve three major markets within the EMS industry: Aerospace and Defense, Medical/Life Sciences, and the Industrial market which includes industrial equipment, transportation, vision, agriculture, oil and gas. In Minnesota, we have facilities in Bemidji, Blue Earth, Eden Prairie, Mankato, Merrifield, Milaca and Maple Grove. We also have facilities in Augusta, Wisconsin; Monterrey, Mexico and Suzhou, China.

        The vast majority of our revenue is derived from products built to the customer's design specifications following a wide range of manufacturing process, from simple to highly complex. Our goal is to expand and diversify our customer base by focusing on sales and marketing efforts that fit our value-added service strategy. During 2015, we continued our supply chain and lean manufacturing initiatives designed to reduce costs, improve asset utilization and increase responsiveness to customers. Our initiatives focused on improving quality and on-time delivery as well as improving our manufacturing processes and yields by doing it right the first time.

        On July 1, 2015, we completed the acquisition of substantially all of the assets of Devicix, LLC, an innovative medical product design and engineering company located in Eden Prairie, MN for $5.1 million. Devicix designs new products for medical device OEM customers, inventors, and entrepreneurs. Our customers utilize Devicix's design and engineering expertise to develop innovative solutions for new products.

        In 2015 we expanded its Mexican location by fifty percent to increase manufacturing of printed circuit board assemblies and high level sub assemblies to support strategic customer initiatives for more regionalization. The company leased a building in Suzhou China for expansion of strategic global customer support for regional production to begin in the second half of 2016.

        Our net sales in 2015 were $115.2 million, an increase of 2.8% compared to 2014. Our customers and markets had a mixed year in sales performance due to the negative impact of the strong US dollar, the depressed oil and gas industry and varying global economic conditions. The recovery of our domestic Industrial customers and the $2.9 million from the new design engineering business acquired in the second half of the year accounted for the majority of the increase in sales.

        Our 90-day backlog at December 31, 2015 was $20.7 million, compared to $17.3 million at the end of 2014. The 20% increase in backlog comes from our defense customers that are beginning to recover from relatively low levels in 2014 and medical customers in both our products business and our newly acquired design engineering services business.

        Our gross profit as a percentage of net sales was 10.4% and 11.9% for the years ended December 31, 2015 and 2014, respectively. Gross profit as a percentage of net sales was negatively impacted by customer, product and market mix and ramp up costs associated with the Mexico operation expansion.

        Our net loss in 2015 was $0.6 million or $0.21 per diluted common share. Net income totaled $0.9 million or $0.32 per diluted common share in 2014. The net loss in 2015 compared to 2014 was primarily due to the decrease in gross profit along with acquisition and business expansion investment ramp up costs, partially offset by a $0.4 million increase in income tax benefit.

        Cash provided by operating activities for the year ended December 31, 2015 was $3.4 million. The noncash addback of depreciation and amortization positively impacted cash flows and our operations generated additional cash due to working capital changes. Cash provided by operating activities for the year ended December 31, 2014 was $1.6 million. Cash provided in 2014 came from profits and noncash addback of depreciation offset by an increase in our accounts receivable and inventories.

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

Revenue Recognition:

        We recognize manufacturing revenue when we ship goods or the goods are received by our customer, when title has passed, all contractual obligations have been satisfied, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We also provide engineering services separate from the manufacture of a product. Revenue for engineering services is generally recognized on a time and materials basis or upon completion of the engineering process. In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized when the repairs are completed and the repaired products are shipped back to the customer. Our net sales for services were less than 5% of our total sales for all periods presented, and accordingly, are included in net sales in the consolidated statement of operations. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Impairment of Goodwill and Other Intangible Assets:

        In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. In testing goodwill for impairment we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary. Based on the fourth quarter 2015 goodwill impairment test we concluded that goodwill was not impaired.

        We recognize the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant's use of the asset and the appropriate discount rates for a market participant. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

Long Lived Asset Impairment:

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

Allowance for Doubtful Accounts:

        When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on outstanding accounts receivable. An amount of judgment is required when assessing the realizability of accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We have historically not experienced significant bad debts and believe the reserve is adequate for any exposure to loss in the December 31, 2015 accounts receivable.

Inventory Reserves:

        Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We believe the total reserve at December 31, 2015 is adequate.

Valuation Allowance:

        We record valuation allowances against our deferred tax assets when necessary. Realization of deferred tax assets (such as state attribute carryovers) is dependent on future taxable earnings and therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against these assets, thereby increasing income tax expense or decreasing the income tax benefit in the period the determination is made. At December 31, 2015 our valuation allowance was $86,000.

        Based on a critical assessment of our accounting estimates and the underlying judgments and uncertainties of those estimates, we believe that our consolidated financial statements provide a meaningful and fair presentation of our financial position and results of operations. Other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, changes in materials costs, performance of acquired businesses and others, could adversely impact our consolidated financial position, results of operations and cash flows in future periods.

        No matters have come to our attention since December 31, 2015 that would cause the estimates included in the consolidated financial statements to change materially.

OPERATING RESULTS

        The following table presents our statements of income data as percentages of net sales for the indicated year:

	2015	2014
Net Sales	100.0%	100.0%
Cost of Goods Sold	89.5	88.1

Gross Profit	10.5	11.9
Selling Expenses	4.6	4.5
General and Administrative Expenses	6.3	6.2

Income from Operations	(0.4)	1.2
Other Expense	0.4	0.3
Income Tax Expense	(0.3)	0.1

Net Income	(0.5)%	0.8%

Net sales:

        For the years ended December 31, 2015 and 2014, we had net sales of $115.2 million and $112.0 million, respectively, an increase of 2.8%, despite the negative impact of the strong US dollar, the depressed oil and gas industry and other economic conditions that impacted a number of large global customers. Our Industrial customers are leading the increase in revenue, up 7% over prior year primarily due to increased penetration of existing customers. The newly acquired medical device design engineering services revenue is included in the medical/life sciences market and accounted for $2.5 million of the increase.

        Net sales by our major EMS industry markets for the years ended December 31, 2015 and 2014 are as follows:

(in thousands)	2015 $	2014 $	% Change
Aerospace and Defense	14,458	14,869	(3)
Medical/Life Sciences	41,308	41,402	(0)
Industrial	59,426	55,771	7

Total Net Sales	115,192	112,042	3

Backlog:

        Our 90 day backlog was approximately $20.7 million on December 31, 2015, compared to $17.3 million at December 31, 2014. Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter. The 20% increase in backlog relates primarily to increased defense orders, engineering services and medical market customers. In the industrial market our major customers in the oil and gas, energy and transportation sectors are still struggling and it's impacting backlog.

        90 day backlog by our major EMS industry markets are as follows:

	Backlog as of the Year Ended December 31
			% Change
(in thousands)	2015	2014
Aerospace and Defense	$5,678	$3,237	75
Medical/Life Sciences	8,004	6,306	27
Industrial	7,067	7,717	(8)

Total Backlog	$20,749	$17,260	20

        Our 90 day backlog varies due to order size, manufacturing delays, inventory programs, contract terms and conditions and changes in timing of customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

        For the years ended December 31, 2015 and 2014, we had gross profit of $12.1 million and $13.3 million, respectively. Gross profit as a percentage of net sales was 10.5% and 11.9% for the years ended December 31, 2015 and 2014, respectively. Gross profit as a percentage of net sales was negatively impacted by customer, product and market mix, new part start up costs and ramp up expense in Mexico.

Selling:

        Selling expenses were $5.2 million or 4.6% of net sales for the year ended December 31, 2015 and $5.1 million or 4.5% of net sales for the year ended December 31, 2014. There was little change to selling expenses in 2015. We continued funding at the same rate for business development and marketing initiatives to maintain the business and stimulate growth.

General and Administrative:

        General and administrative expenses were at $7.2 million or 6.3% of net sales for the year ended December 31, 2015 and $6.9 million or 6.2% of net sales for the year ended 2014. The majority of the increase in dollars is associated with the acquisition of Devicix and a $183,000 increase to the bad debt reserve.

Other Expense:

        Other expense for the years ended December 31, 2015 and 2014 was approximately $0.5 million and $0.4 million, respectively. Other expense in both 2015 and 2014 relates primarily to interest expense.

Income Taxes:

        Income tax benefit for the year ended December 31, 2015 was $316,000. Income tax expense for the year ended December 31, 2014 was $81,000. The effective tax rate for fiscal 2015 and 2014 was 35.6% and 8.4%, respectively. The low 2014 rate is also due to a favorable audit settlement with the Minnesota Department of Revenue.

        The statutory rate reconciliation for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Statutory federal tax provision (benefit)	$(302,000)	$327,000
State income taxes	3,000	45,000
Effect of foreign operations	(5,000)	(9,000)
Uncertain tax positions	(3,000)	(88,000)
Income tax credits	(125,000)	(215,000)
Valuation Allowance	86,000	—
Permanent differences	30,000	21,000
	—	—

Income tax expense (benefit)	$(316,000)	$81,000

Net Income:

        Our net loss in 2015 was $0.6 million or $0.21 per diluted common share. Net income in 2014 was $0.9 million or $0.32 per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

        We believe that our existing financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the foreseeable future.

Credit Facility:

        We have a credit agreement with WFB which was most recently amended on February 22, 2016 and provides for a line of credit arrangement of $15.0 million that expires, if not renewed, on May 31, 2018. The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on December 31, 2027, an equipment loan for $2.7 million and a term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018. As of December 31, 2015, we have borrowed $218,000 against the $1.0 million capital term note.

        Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at three-month LIBOR + 2.25% (approximately 2.7% at December 31, 2015) while our real estate term notes bear interest at three-month LIBOR + 2.75% (approximately 3.2% at December 31, 2015). The weighted-average interest rate on our line of credit was 2.8% for the twelve months ended December 31, 2015 and December 31, 2014. We had borrowing on our line of credit of $7,691,237 and $7,998,184 outstanding as of December 31, 2015 and December 31, 2014, respectively. The line of credit requires a lock box arrangement; however there are no acceleration clauses that would accelerate the maturity of our outstanding borrowings.

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

        Our credit agreement requires us to maintain a fixed charge coverage ratio of not less than 1.20 to 1.00 for the trailing twelve month period ending December 31, 2015 and 1.15 to 1.00 for each period thereafter. We believe our performance will be sufficient to comply with this covenant going forward.

        The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

        The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2015, we have net unused availability under our line of credit of approximately $6.1 million. The line is secured by substantially all of our assets.

        Cash flows for the years ended December 31, 2015 and 2014 are summarized as follows:

	2015	2014
Cash flows provided by (used in):
Operating activities	$3,395,062	$1,580,830
Investing activities	(3,668,608)	(2,186,911)
Financing activities	208,062	672,452

Net change in cash	$(65,484)	$66,371

        Cash provided by operating activities for the year ended December 31, 2015 was $3.4 million. The noncash addback of depreciation and amortization positively impacted cash flows and our operations generated additional cash due to working capital changes. Cash provided by operating activities for the year ended December 31, 2014 was $1.6 million. Cash provided in 2014 came from profits and noncash addback of depreciation offset by an increase in our accounts receivable and inventories.

        Our net cash used in investing activities of $3.7 million and $2.2 million for the years ended December 31, 2015 and 2014, respectively. The increase was due to the purchase of property and equipment along with the 2015 acquisition of Devicix.

        Net cash provided by financing activities in 2015 of $0.2 million consisted of additional borrowings of $1.6 million, partially offset by a decrease in borrowing on the line of credit of $0.3 million and payments on long-term debt of $1.0 million. Net cash provided by financing activities in 2014 of $0.7 million consisted of additional borrowings of $0.6 million and additional borrowings on the line of credit of $0.8 million, offset by payments on long-term debt of $0.7 million.

Cash conversion cycle:

	Three months ended December 31,
	2015	2014
Days in trade accounts receivable	54	48
Days in inventory	67	67
Days in accounts payable	(45)	(26)

Cash conversion cycle	76	89

        We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory and accounts payable as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate cash conversion cycle as the sum of days in receivable and inventory less days in accounts payable. The decrease in our cash conversion cycle is the result of increased accounts payable partially offset by an increase in accounts receivable. Days in accounts payable for the three months ended December 31, 2015 increased nineteen days compared to the three months ended December 31 2014 as a result of extending vendor terms and conditions. Days in accounts receivable for the three months ended December 31, 2015 increased six days compared to the three months ended December 31 2014 as a result of customer mix.

OFF-BALANCE SHEET ARRANGEMENTS

        We do not have any off-balance sheet arrangements.

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

  •
  Ability to integrate the acquisition with the existing operations

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

DECEMBER 31, 2015 AND 2014

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        (The remainder of this page was intentionally left blank.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Nortech Systems Incorporated and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule of Nortech Systems Incorporated and Subsidiary listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ RSM US LLP

Minneapolis, Minnesota
March 21, 2016

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

ASSETS	2015	2014
Current Assets
Cash	$887	$66,371
Accounts Receivable	18,431,746	17,367,668
Inventories	20,185,445	18,528,418
Prepaid Expenses	1,452,656	816,775
Income Taxes Receivable	302,005	465,236

Total Current Assets	40,372,739	37,244,468

Property and Equipment, Net	10,507,748	10,888,717
Goodwill	3,283,454	75,006
Other Intangible Assets, Net	2,052,420	34,395
Deferred Taxes	341,000	287,000
Other Non Current Assets	7,726	7,726

Total Assets	$56,565,087	$48,537,312

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31, 2015 AND 2014

LIABILITIES AND SHAREHOLDERS' EQUITY	2015	2014
Current Liabilities
Current Maturities of Long-Term Debt	$1,495,513	$732,835
Accounts Payable	13,041,377	9,008,426
Accrued Payroll and Commissions	3,139,698	2,896,557
Other Accrued Liabilities	1,987,740	732,012
Income Taxes Payable	7,382	—

Total Current Liabilities	19,671,710	13,369,830

Long-Term Liabilities
Line of Credit	7,691,237	7,998,184
Long-Term Debt (Net of Current Maturities)	5,954,669	4,072,506
Other Long-Term Liabilities	975,615	268,400

Total Long-Term Liabilities	14,621,521	12,339,090

Total Liabilities	34,293,231	25,708,920

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock—$0.01 par value; 9,000,000 Shares Authorized; 2,746,325 Shares Issued and Outstanding	27,463	27,430
Additional Paid-In Capital	15,766,013	15,751,160
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	6,291,316	6,862,738

Total Shareholders' Equity	22,271,856	22,828,392

Total Liabilities and Shareholders' Equity	$56,565,087	$48,537,312

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Net Sales	$115,191,905	$112,041,650
Cost of Goods Sold	103,132,874	98,708,450

Gross Profit	12,059,031	13,333,200

Operating Expenses:
Selling Expenses	5,248,521	5,064,214
General and Administrative Expenses	7,232,558	6,940,379

Total Operating Expenses	12,481,079	12,004,593

Income (Loss) From Operations	(422,048)	1,328,607

Interest Expense	(465,374)	(367,590)

Income (Loss) Before Income Taxes	(887,422)	961,017
Income Tax (Benefit) Expense	(316,000)	81,000

Net Income (Loss)	$(571,422)	$880,017

Earnings (Loss) Per Common Share:
Basic	$(0.21)	$0.32

Weighted Average Number of Common Shares Outstanding—Basic	2,745,759	2,742,992

Diluted	$(0.21)	$0.32

Weighted Average Number of Common Shares Outstanding—Dilutive	2,745,759	2,748,825

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
BALANCE DECEMBER 31, 2013	$250,000	$27,430	$15,738,233	$(62,936)	$5,982,721	$21,935,448
Net income	—	—	—	—	880,017	880,017
Compensation on stock-based awards	—	—	29,927	—	—	29,927
Excess tax benefit from stock-based awards	—	—	(17,000)	—		(17,000)

BALANCE DECEMBER 31, 2014	250,000	27,430	15,751,160	(62,936)	6,862,738	22,828,392
Net loss	—	—	—	—	(571,422)	(571,422)
Compensation on stock-based awards	—		3,309	—	—	3,309
Issuance of common stock		33	10,633			10,666
Excess tax benefit from stock-based awards	—	—	911	—	—	911

BALANCE DECEMBER 31, 2015	$250,000	$27,463	$15,766,013	$(62,936)	$6,291,316	$22,271,856

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(571,422)	$880,017
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation	2,161,117	2,024,860
Amortization	97,975	5,292
Compensation on Stock-Based Awards	3,309	29,927
Compensation on Equity Appreciation Rights	(69,338)	178,566
Deferred Taxes	(54,501)	114,000
Loss on Disposal of Property and Equipment	1,129	2,331
Changes in Current Operating Items: (net of acquisition)
Accounts Receivable	(864,078)	(1,336,820)
Inventories	(1,661,386)	(1,100,948)
Prepaid Expenses	(605,513)	(182,425)
Income Taxes Receivable	163,732	(325,062)
Income Taxes Payable	7,382	—
Accounts Payable	3,935,440	1,121,716
Accrued Payroll and Commissions	128,367	301,164
Other Accrued Liabilities	722,849	(131,788)

Net Cash Provided by Operating Activities	3,395,062	1,580,830

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	—	250
Business Acquisition	(1,990,143)	—
Purchases of Property and Equipment	(1,678,465)	(2,187,161)

Net Cash Used in Investing Activities	(3,668,608)	(2,186,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from (Repayments on) Line of Credit	(306,947)	763,201
Proceeds from Long-Term Debt	1,570,158	593,000
Principal Payments on Long-Term Debt	(1,022,551)	(666,749)
Debt Issuance Costs	(44,175)	—
Proceeds from Issuance of Common Stock	10,666	—
Excess tax benefits from stock-based awards	911	(17,000)

Net Cash Provided by Financing Activities	208,062	672,452

NET CHANGE IN CASH	(65,484)	66,371
Cash—Beginning of Year	66,371	—

CASH—END OF YEAR	$887	$66,371

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$442,259	$359,727

Cash Paid During the Period for Income Taxes	—	417,615

Cash refunds from income taxes	526,819	—

Supplemental Noncash Investing and Financing Activities:
Seller financed note payable for the acquisition of business	$2,077,194	—

Liability for contingent consideration related to acquisition of business	$754,745	—

Capital Expenditures in Accounts Payable	$54,067	$19,604

See accompanying Notes to Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

DECEMBER 31, 2015 AND 2014

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

        Our manufacturing facilities are located in Bemidji, Blue Earth, Merrifield, Milaca, Mankato and Eden Prairie, Minnesota as well as Augusta, Wisconsin and Monterrey, Mexico. Products are sold to customers both domestically and internationally.

        A summary of our significant accounting policies follows:

Principles of Consolidation

        The consolidated financial statements include the accounts of our wholly owned subsidiaries, Manufacturing Assembly Solutions of Monterrey, Inc and Nortech Systems Suzhou Company LTD. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Estimates also affect the reported amounts of revenue and expense during the reporting period. Significant items subject to estimates and assumptions include the valuation allowance for inventories, allowance for doubtful accounts, realizability of deferred tax assets, goodwill impairment and long lived asset impairment testing. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

        We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts was $320,000 and $137,000 at December 31, 2015 and 2014, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers' current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

        Inventories are as follows:

	2015	2014
Raw materials	$13,782,411	$12,745,623
Work in process	4,674,223	3,653,670
Finished goods	2,478,423	2,861,373
Reserves	(749,612)	(732,248)

Total	$20,185,445	$18,528,418

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2015 AND 2014

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

straight-line method over their estimated useful lives, as follows:

Buildings	39 Years
Leasehold improvements	3-15 Years
Manufacturing equipment	3-7 Years
Office and other equipment	3-7 Years

        Property and equipment at December 31, 2015 and 2014:

	2015	2014
Land	$375,000	$375,000
Building and Leasehold Improvements	9,273,866	9,184,710
Manufacturing Equipment	18,588,934	16,769,847
Office and Other Equipment	4,982,686	5,386,805
Accumulated Depreciation	(22,712,738)	(20,827,645)

Net Property and Equipment	$10,507,748	$10,888,717

Other Intangible Assets

        Finite Life Intangible assets at December 31, 2015 and 2014 are as follows:

	December 31, 2015
	Years	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value Amount
Bond Issue Costs	15	$79,373	$50,271	$29,102
Customer Relationships	9	1,302,000	72,333	1,229,667
Trade Names	20	814,000	20,350	793,650

Totals		$2,195,373	$142,954	$2,052,419

	December 31, 2014
	Years	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value Amount
Bond Issue Costs	15	$79,373	$44,978	$34,395

        Amortization expense related to these assets was as follows:

Year ended December 31, 2015	$97,975
Year ended December 31, 2014	5,292

        Estimated future annual amortization expense associated with finite lived intangible assets is expected to be as follows:

Year	Amount
2016	$160,000
2017	160,000
2018	160,000
2019	160,000
2020	160,000
Thereafter	1,252,419

$2,052,419

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2015 AND 2014

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Goodwill and Other Intangible Assets

        In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. In testing goodwill for impairment we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary. Based on the fourth quarter 2015 goodwill impairment test we concluded that goodwill was not impaired.

        We recognize the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant's use of the asset and the appropriate discount rates for a market participant. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

Long Lived Asset Impairment

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

Preferred Stock

        Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2015 and 2014.

Revenue Recognition

        We recognize manufacturing revenue when we ship goods or the goods are received by our customer, when title has passed, all contractual obligations have been satisfied, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We also provide engineering services separate from the manufacture of a product. Revenue for engineering services is generally recognized on a time and materials basis or upon completion of the engineering process. In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized when the repairs are completed and the repaired products are shipped back to the customer. Our net sales for services were less than 5% of our total sales for all periods presented, and accordingly, are included in net sales in the consolidated statement of operations. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2015 AND 2014

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising

        Advertising costs are charged to operations as incurred. The total amount charged to expense was $108,000 and $162,000 for the years ended December 31, 2015 and 2014, respectively.

Income Taxes

        We account for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The company recognizes interest and penalties accrued on any unrecognized tax benefits as a component on income tax expense.

        We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Incentive Compensation

        We use a Black-Scholes option-pricing model to determine the grant date fair value of our incentive awards and recognize the expense on a straight-line basis over the vesting period less awards expected to be forfeited using estimated forfeiture rates. See Note 6 for additional information.

Net Income (Loss) Per Common Share

        Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Dilutive net income (loss) per common share assumes the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding, unless their effect is antidilutive. Due to the loss in 2015 basic and diluted shares are the same. Any outstanding shares would result in anti-dilution.

        A reconciliation of basic and diluted share amounts for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Basic weighted average common shares outstanding	2,745,759	2,742,992
Weighted average common stock equivalents from assumed exercise of stock options	0	5,833

Diluted weighted average common shares outstanding	2,745,759	2,748,825

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2015 AND 2014

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

        Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. We endeavor to use the best available information in measuring fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2015, we estimated the fair value of the contingent consideration associated with the Devicix acquisition using a probability weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a level 3 measurement.

Enterprise-Wide Disclosures

        Our results of operations for the years ended December 31, 2015 and 2014 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers' requirements. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and all corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

        Export sales represent approximately 13% of consolidated net sales for the years ended December 31, 2015 and 2014, respectively.

        Net sales by our major EMS industry markets for the years ended December 31, 2015 and 2014 are as follows:

(in thousands)	2015	2014
Aerospace and Defense	$14,458	$14,869
Medical/Life Sciences	41,308	41,402
Industrial	59,426	55,771

Total Net Sales	$115,192	$112,042

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2015 AND 2014

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Noncurrent assets, excluding deferred taxes, by country are as follows:

	United States	Mexico	Total
2015
Net property and equipment	$9,322,484	$1,185,264	$10,507,748
Other assets	5,335,874	7,726	5,343,600
2014
Net property and equipment	$10,065,836	$822,881	$10,888,717
Other assets	109,401	7,726	117,127

Foreign Currency Transactions

        Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense). The functional currency for our Mexico subsidiary is the US dollar.

Recent Accounting Pronouncements

        During February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases." ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that ASU No. 2016-02 will have on its results of operations, financial position and cash flows.

        In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The amendment takes effect for public entities for fiscal years beginning after December 15, 2016, with early adoption available. The Company has elected to early adopt this standard on a retrospective basis and has classified all deferred tax assets as noncurrent for all comparative periods for consistency. See Note 4 Income taxes for details of impact.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, with no early adoption permitted, using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. We have not yet selected a transition method and are currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2015 AND 2014

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015, and interim periods within those annual periods and will need to be applied retrospectively. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

NOTE 2 MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at one high-credit quality financial institution. These accounts may at times exceed federally insured limits.

        Our largest customer has two divisions that together accounted for 10% or more of our net sales during the past two years. One division accounted for 18% and 23% of net sales for the years ended December 31, 2015 and 2014, respectively. The other division accounted for 9% and 6% of net sales for the years ended December 31, 2015 and 2014. Together, they accounted for 27% and 29% of net sales for the years ended December 31, 2015 and 2014, respectively. Accounts receivable from the customer at December 31, 2015 and 2014 represented 17% and 19% of our total accounts receivable, respectively. We do not require collateral on our accounts receivable.

NOTE 3 FINANCING AGREEMENTS

We have a credit agreement with WFB which was most recently amended on February 22, 2016 and provides for a line of credit arrangement of $15.0 million that expires, if not renewed, on May 31, 2018. The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on December 31, 2027, an equipment loan for $2.7 million and a term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018. As of December 31, 2015, we have borrowed $218,000 against the $1.0 million capital term note.

        Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at three-month LIBOR + 2.25% (approximately 2.7% at December 31, 2015) while our real estate term notes bear interest at three-month LIBOR + 2.75% (approximately 3.2% at December 31, 2015). The weighted-average interest rate on our line of credit was 2.8% for the twelve months ended December 31, 2015 and December 31, 2014. We had borrowing on our line of credit of $7,691,237 and $7,998,184 outstanding as of December 31, 2015 and December 31, 2014, respectively. The line of credit requires a lock box arrangement; however there are no acceleration clauses that would accelerate the maturity of our outstanding borrowings.

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

        Our credit agreement requires us to maintain a fixed charge coverage ratio of not less than 1.20 to 1.00 for the trailing twelve month period ending December 31, 2015 and 1.15 to 1.00 for each period thereafter. We believe our performance will be sufficient to comply with this covenant going forward.

        The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

        The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2015, we have net unused availability under our line of credit of approximately $6.1 million. The line is secured by substantially all of our assets.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2015 AND 2014

NOTE 3 FINANCING AGREEMENTS (Continued)

        A summary of long-term debt balances at December 31, 2015 and 2014 is as follows:

Description	2015	2014
Term notes payable—Wells Fargo Bank, N.A.
Real estate term notes bearing interest at three month LIBOR + 2.75% maturing March 31, 2027, and December 31, 2027 with combined monthly payments of approximately $19,000 plus interest, secured by substantially all assets.	$2,645,495	$2,875,560
Equipment notes bearing interest at three month LIBOR + 2.75% maturing May 2018 with a combined monthly payments of approximately $46,000 plus interest, secured by substantially all assets	2,633,740	1,569,781
Industrial revenue bond payable to the City of Blue Earth, Minnesota which bears a variable interest rate (approx. 0.24% at December 31, 2014), and has a maturity date of June 1, 2021, with principal of $80,000 payable annually on June 1	280,000	360,000
Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	903,128	—
Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	1,174,066	—

	7,636,429	4,805,341

Discount on Devicix Notes Payable	(142,072)	—
Debt issuance Costs	(44,175)	—

Total long-term debt	7,450,182	4,805,341
Current maturities of long-term debt	(1,495,513)	(732,835)

Long-term debt—net of current maturities	$5,954,669	$4,072,506

        Future maturity requirements for long-term debt outstanding as of December 31, 2015, are as follows:

Years Ending December 31,	Amount
2016	$1,495,513
2017	1,521,580
2018	2,265,317
2019	628,791
2020	230,067
Future	1,495,161

$7,636,429

NOTE 4 INCOME TAXES

        The income tax (benefit) expense for the years ended December 31, 2015 and 2014 consists of the following:

	2015	2014
Current taxes—Federal	$(297,000)	$(106,000)
Current taxes—State	6,000	39,000
Current taxes—Foreign	29,000	51,000
Deferred taxes—Federal	(107,000)	137,000
Deferred taxes—State	53,000	(40,000)

Income tax (benefit) expense	$(316,000)	$81,000

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2015 AND 2014

NOTE 4 INCOME TAXES (Continued)

        The statutory rate reconciliation for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Statutory federal tax provision	$(302,000)	$327,000
State income taxes	3,000	45,000
Effect of foreign operations	(5,000)	(9,000)
Uncertain tax positions	(3,000)	(88,000)
Income tax credits	(125,000)	(215,000)
Valuation allowance	86,000	—
Permanent differences	30,000	21,000

Income tax (benefit) expense	$(316,000)	$81,000

        Income (loss) from operations before income taxes was derived from the following sources:

	2015	2014
Domestic	$(968,793)	$816,840
Foreign	81,371	144,177

Total	$(887,422)	$961,017

        Deferred tax assets (liabilities) at December 31, 2015 and 2014, consist of the following:

	2015	2014
Allowance for uncollectable accounts	$115,000	$50,000
Inventories reserve	270,000	267,000
Accrued vacation	360,000	334,000
Non-compete amortization	191,000	222,000
Stock-based compensation and equity appreciation rights	111,000	148,000
State Tax NOL	113,000	95,000
Tax credit carryforwards	231,000	73,000
Other	180,000	94,000

	1,571,000	1,283,000
Valuation allowance	(86,000)	—

Deferred tax assets	1,485,000	1,283,000

Prepaid expenses	(481,000)	(292,000)
Property and equipment	(663,000)	(704,000)

Deferred tax liabilities	(1,144,000)	(996,000)

Net deferred tax assets	$341,000	$287,000

        We established a valuation allowance because we determined that it was more likely than not that a portion of the NOL and R&D credit would not be utilized. For 2014, our long term deferred tax liability of $149,000 has been netted with our current deferred tax asset or $436,000 for a net noncurrent deferred tax asset of $286,000.

        The tax effects from an uncertain tax positions can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the years ended December 31, 2015 and 2014:

Balance as of December 31, 2013	$193,000
Tax positions related to 2014:
Additions	23,000
Reductions	(160,000)

Balance as of December 31, 2014	56,000

Tax positions related to current year:
Additions based on tax positions related to the current year	12,000
Additions based on tax[ib]-positions related to a prior year	2,000
Reductions based on tax positions related to a prior year	(9,000)
Statute of limitations	(10,000)

Balance as of December 31, 2015	$51,000

        The $51,000 of unrecognized tax benefits as of December 31, 2015 includes amounts which, if ultimately recognized, will reduce our annual effective tax rate. It is included in Other Long-Term Liabilities on the accompanying consolidated balance sheets.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2015 AND 2014

NOTE 4 INCOME TAXES (Continued)

        Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2015 and 2014 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.

        We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

NOTE 5 401(K) RETIREMENT PLAN

We have a 401(k) profit sharing plan (the "401(k) Plan") for our employees. The 401(k) Plan is a defined contribution plan covering substantially all of our U.S. employees. Employees are eligible to participate in the Plan after completing three months of service and attaining the age of 18. Employees are allowed to contribute up to 60% of their wages to the 401(k) Plan. Historically we have matched 25% of the employees' contributions up to 6% of covered compensation. We made contributions of approximately $249,000 and $223,000 during the years ended December 31, 2015 and 2014, respectively.

NOTE 6 INCENTIVE PLANS

Employee Profit Sharing

        During 1993, we adopted an employee profit sharing plan (the "1993 Plan"). The purpose of the 1993 Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. We have authorized 50,000 common shares to be available under the 1993 Plan. In accordance with the terms of the 1993 Plan, employees could acquire newly issued shares of common stock for 90% of the current market value. During 2015 and 2014 no common shares were issued in connection with the 1993 Plan. Through December 31, 2015, 22,118 common shares had been issued under the 1993 Plan.

Stock Options

        On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the "2005 Plan") and eliminated the remaining 172,500 option shares available for grant under the prior 2003 Plan effective February 23, 2005. The total number of shares of common stock that may be granted under the 2005 Plan is 200,000. The 2005 Plan has not been renewed and therefore no further grants may be made under the 2005 Plan. The 2005 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

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

        We used the Black-Scholes option-pricing model to calculate the fair value of option-based awards. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, our expected stock price, volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility and holding period are based on our historical experience. For all grants, the amount of compensation expense recognized has been adjusted for an estimated forfeiture rate, which is based on historical data. There were no grants during the years ended December 31, 2015 and 2014.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2015 AND 2014

NOTE 6 INCENTIVE PLANS (Continued)

        Total compensation expense related to stock options for the years ended December 31, 2015 and 2014 was $3,309 and $29,927, respectively. As of December 31, 2015 there was approximately $1,000 of unrecognized compensation related to unvested option awards that we expect to recognize over a weighted-average period of .12 years.

        A summary of option activity as of December 31, 2015, and changes during the year then ended is presented below.

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2015	181,000	$6.36
Granted	—	—
Exercised	(3,333)	3.20
Cancelled	(37,917)	5.52

Outstanding—December 31, 2015	139,750	$6.66	1.99	$10,880

Exercisable on December 31, 2015	134,917	$6.78	1.80	$7,593

        The total intrinsic value of options exercised during the year ended December 31, 2015 was $8,166. Cash received from option exercises during the year ended December 31, 2015 was $10,666. There were no options exercised during the year ended December 31, 2014.

Equity Appreciation Rights Plan

        In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (the "2010 Plan"). The total number of Equity Appreciation Right Units ("Units") the Plan can issue shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015 and approved by the shareholders on May 6, 2015. The 2010 Plan provides that Units issued shall fully vest three years from the base date as defined in the agreement unless terminated earlier. Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date. Unit redemption payments under this plan shall be paid in cash within 90 days after we determine the book value of the Units as of the calendar year immediately preceding the redemption date.

        During the year ended December 31, 2010, 100,000 Units were issued with a vesting date of December 31, 2012. On March 7, 2012, we granted an additional 250,000 Units with vesting dates ranging from December 31, 2014 through December 31, 2016. On February 13, 2013, we granted an additional 350,000 Units with vesting dates ranging from December 31, 2015 through December 31, 2019. On January 1, 2014, we granted an additional 50,000 Units with vesting dates ranging from December 31, 2016 to December 31, 2017. During the year ended December 31, 2015, we granted 52,500 Units with a base date of January 1, 2015 and vesting dates through January 1, 2018.

        Total compensation expense (income) related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $(69,000) and $178,000 for the years ended December 31, 2015 and 2014, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2015 AND 2014

NOTE 6 INCENTIVE PLANS (Continued)

        A summary of the liability as of December 31 and changes during the years then ended, is presented below.

	2015	2014
Beginning Balance	$259,000	$81,000
Additions (reductions)	(69,000)	178,000
Payments	(47,000)	—

Ending Balance	$143,000	$259,000

        As of December 31, 2015, approximately $61,000 of this balance was included in Other Accrued Liabilities and the remaining $82,000 balance was included in Other Long-term Liabilities. As of December 31, 2014, approximately $47,000 of this balance was included in Other Accrued Liabilities and the remaining $212,000 balance was included in Other Long-term Liabilities.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Operating Leases

        We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2020.

        Rent expense for the years ended December 31, 2015 and 2014 amounted to approximately $911,000 and $661,000 respectively.

        Approximate future minimum lease payments under non-cancelable leases are as follows:

Years Ending December 31,	Amount
2016	$763,000
2017	865,000
2018	770,000
2019	614,000
2020	369,000
Later	306,000

Total	$3,687,000

Litigation

        We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

Executive Life Insurance Plan

        During 2002, we set up an Executive Bonus Life Insurance Plan (the "Plan") for our key employees ("participants"). Pursuant to the Plan, we will pay a bonus to officer participants of 15% and a bonus to all other participants of 10% of the participants' base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant may be required to reimburse us for any unvested amounts, under certain circumstances. Expenses under the Plan were $207,000 and $282,000 for the years ended December 31, 2015 and 2014, respectively.

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

        In the event of an involuntarily termination in connection with a change of control as defined in the agreements, each Executive would receive their base salary, annual bonus at time of termination, and continued participation in health, disability and life insurance plans for a period of three years for officers and two years for all other participants. Participants would also receive professional outplacement services up to $10,000, if applicable. Each Agreement remains in full force until the Executive terminates employment or we terminate the employment of the Executive

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2015 AND 2014

NOTE 7 COMMITMENTS AND CONTINGENCIES (Continued)

NOTE 8 BUSINESS ACQUISITION

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

        Acquisition date fair value of the consideration transferred totaled $5.1 million which was comprised of cash payments of $2.0 million from our operating line of credit at closing and two promissory notes payable to the seller in the aggregate principal amounts of $1.0 million and $1.3 million. The $1.0 million promissory note has a four-year term, bearing interest at 4% per annum and is subject to offsets if certain revenue levels are not met. The $1.3 million promissory note has a four year term and bears interest at 4% per annum and is not subject to offset.

        The asset purchase agreement also includes additional consideration payable within 90 days of the completion of each of the first four 12-month periods after July 1, 2015. The earnout will be equal to 15% of eligible engineering revenue over a $6,000,000 threshold and 3% of eligible production revenue generated from Devicix customers. The maximum dollar amount of earnout payments under the Asset Purchase Agreement is $2,500,000. We estimated the fair value of the contingent consideration to be $851,000 using a probability weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a level 3 measurement as defined in ASC 820.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

July 1, 2015
Total Purchase Consideration:
Cash	$2,121,000
Loans to Seller	2,141,000
Contingent Consideration	851,000

Total Purchase Consideration	$5,113,000

Assets Acquired and Liabilities Assumed:
Cash	$131,000
Accounts Receivable	373,000
AR due to seller	(173,000)
Prepaid Expenses and Inventory	35,000
Fixed Assets	83,000
Trade Names	814,000
Customer Relationship	1,302,000
Goodwill	3,208,000
Accounts Payable	(63,000)
Accrued Payroll, Benefits and Other Current Liab	(122,000)
Customer Deposits	(475,000)

Total Assets Acquired and Liabilities Assumed	$5,113,000

        The Devicix acquisition resulted in $3.2 million of goodwill, which is expected to be deductible for tax purposes. Specifically, the goodwill recorded as part of the acquisition of Devicix includes the expected synergies and other benefits that we believe will result from combining the operations of Devicix with the operations of Nortech Systems.

        Included in our Consolidated Statements of Income for the year ended December 31, 2015 are net sales of approximately $2.5 million and net income before income taxes of approximately $0.3 million, since the July 1, 2015 acquisition.

        We incurred $62,000 in legal, professional, and other costs related to this acquisition accounted for as general and administrative expenses. The weighted-average useful life of intangible assets acquired is 11.4 years.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

DECEMBER 31, 2015 AND 2014

NOTE 8 BUSINESS ACQUISITION (Continued)

        The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2014:

	Pro Forma Year Ended December 31, 2015 (unaudited)	Pro Forma Year Ended December 31, 2014 (unaudited)
Net Sales	$117,937,523	$116,713,447
Income (Loss) from Operations	$(223,717)	$1,225,499
Net Income (Loss)	$(381,360)	$611,100

Basic & Diluted
Income (loss) per Common Share	$(0.14)	$0.22

        The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented. In addition they do not include any benefits that may result from the acquisition due to synergies that may be derived from the elimination of any duplicative costs.

        Pro forma results presented above reflect: (1) amortization adjustments relating to fair value estimates of intangible assets; (2) incremental interest expense on assumed indebtedness and (3) bad debt expense adjustments relating to revenue recognized prior to 2014. Pro forma adjustments described above have been tax effected using the effective rate during the respective periods.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

SCHEDULE II—Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2015:
Allowance for Uncollectible Accounts	$137,000	$225,000	$(42,000)	$320,000
Inventory Reserves	732,000	457,000	(439,000)	750,000
Year Ended December 31, 2014:
Allowance for Uncollectible Accounts	$138,000	$52,000	$(53,000)	$137,000
Inventory Reserves	1,100,000	524,000	(892,000)	732,000

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.        CONTROLS AND PROCEDURES

        In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of these disclosure controls and procedures as of the date of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

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

        We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework of 2013. Based on our assessment, we concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

ITEM 9B.        OTHER INFORMATION

        None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 2015 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

        The company has adopted a code of conduct applicable to all officers, directors, and employees. A copy of this code of conduct will be provided to any person, without charge, upon request from Nortech c/o Chief Financial Officer 7550 Meridian Circle N # 150, Maple Grove, MN 55369.

ITEM 11.        EXECUTIVE COMPENSATION

        Information regarding executive compensation of the Registrant will be included in the Registrant's 2015 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 2015 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

        Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant's 2015 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

        The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2015.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	143,083	$6.66	56,917
Equity compensation plans not approved by security holders	0	0	0

Total	143,083	$6.66	56,917

(1)
Represents common shares issuable upon the exercise of outstanding options granted under the 2005 Incentive Compensation Plan (the "2005 Plan").

(2)
Represents common shares remaining available for issuance under the 2005 Plan.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item will be included in the Registrant's 2015 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, the end of our fiscal year, and said portions of the proxy statement are incorporated herin by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will be included in the Registrant's 2015 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

1.	Consolidated Financial Statements—Consolidated Financial Statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 24.
2.	Consolidated Financial Statement Schedule—The following financial statement schedule and the Auditors' report thereon is included in this Annual Report on Form 10-K:
		Page
	Consolidated Financial Statement Schedule for the years ended December 31, 2015 and 2014:
	Schedule II Valuation and Qualifying Accounts	38

          All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	The following exhibits are incorporated herein by reference:

3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-3 (filed on Form S-1) filed July 16, 1996 (File No. 333-00888)
3.2	Bylaws (incorporated by reference to Amendment No. 1 to Form S-3 (filed on Form S-1) filed July 16, 1996 (File No. 333-00888)
10.1**	2005 Incentive Compensation Plan (incorporated by reference to Exhibit A to Definitive Proxy Statement filed March 31, 2005)
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
10.4**	Form of Change of Control Agreement for Named Executive Officers (incorporated by reference to Form 10-K filed March 11, 2015)*
10.5**	Amendment dated November 5, 2014 to Employment Agreement with Michael Degen (incorporated by reference to Form 8-K filed November 7, 2014)
10.6**	Consulting Agreement with Michael Degen dated November 5, 2014 (incorporated by reference to Form 8-K filed November 7, 2014)
10.7**	Form of Employment Agreement with Richard Wasielewski dated March 15, 2014 (incorporated by reference to Form 10-K filed March 11, 2015)
10.8**	Restated Equity Appreciation Rights Plan dated March 6, 2013* (incorporated by reference to Form 10-K filed March 11, 2015)
10.9	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)
10.10
Seventh Amendment dated May 7, 2015 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association (incorporated by reference to Form 8-K filed May 13, 2015)
10.11	Asset Purchase Agreement dated June 17, 2015 between the Company and Devicix, LLC (incorporated by reference to Form 10-Q filed August 5, 2015)
10.12**	Restated Amendment to Employment Agreement with Michael Degen dated November 5, 2014 (incorporated by reference to Form 8-K filed November 5, 2015)
10.13	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd*
10.14
Eighth Amendment dated February 22, 2016 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association (incorporated by reference to Form 8-K filed February 24, 2016)
23.1	Consent of RSM US LLP.*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
Financial statements from the annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

*
Filed electronically herewith.

**
Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTECH SYSTEMS INCORPORATED
March 21, 2016	/s/ Paula M. Graff Paula M. Graff Vice President and Chief Financial Officer
March 21, 2016	/s/ Richard G. Wasielewski Richard G. Wasielewski President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 21, 2016	/s/ Richard G. Wasielewski Richard G. Wasielewski President and Chief Executive Officer
March 21, 2016	/s/ Michael J. Degen Michael J. Degen Chairman and Director
March 21, 2016	/s/ Richard W. Perkins Richard W. Perkins, Director
March 21, 2016	/s/ Kitty Iverson Kitty Iverson, Director
March 21, 2016	/s/ Ken Larson Ken Larson, Director
March 21, 2016	/s/ Michael Kennedy Michael Kennedy, Director
March 21, 2016	/s/ David B. Kunin David B. Kunin, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-3 (filed on Form S-1) filed July 16, 1996 (File No. 333-00888)
3.2	Bylaws (incorporated by reference to Amendment No. 1 to Form S-3 (filed on Form S-1) filed July 16, 1996 (File No. 333-00888)
10.1**	2005 Incentive Compensation Plan (incorporated by reference to Exhibit A to Definitive Proxy Statement filed March 31, 2005)
10.2	Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association dated May 27, 2010 (incorporated by reference to Form 10-Q filed August 12, 2010)
10.3	Sixth Amendment dated March 16, 2014 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association (incorporated by reference to Form 8-K filed May 21, 2014)
10.4**	Form of Change of Control Agreement for Named Executive Officers(incorporated by reference to Form 10-K filed March 11, 2015)
10.5**	Amendment dated November 5, 2014 to Employment Agreement with Michael Degen (incorporated by reference to Form 8-K filed November 7, 2014)
10.6**	Consulting Agreement with Michael Degen dated November 5, 2014 (incorporated by reference to Form 8-K filed November 7, 2014)
10.7**	Form of Employment Agreement with Richard Wasielewski dated March 15, 2014(incorporated by reference to Form 10-K filed March 11, 2015)
10.8**	Restated Equity Appreciation Rights Plan dated March 6, 2013(incorporated by reference to Form 10-K filed March 11, 2015)
10.9	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)
10.10	Seventh Amendment dated May 7, 2015 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association (incorporated by reference to Form 8-K filed May 13, 2015)
10.11	Asset Purchase Agreement dated June 17, 2015 between the Company and Devicix, LLC (incorporated by reference to Form 10-Q filed August 5, 2015)
10.12**	Restated Amendment to Employment Agreement with Michael Degen dated November 5, 2014 (incorporated by reference to Form 8-K filed November 5, 2015)
10.13	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd*
10.14	Eighth Amendment dated February 22, 2016 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association (incorporated by reference to Form 8-K filed February 24, 2016)
23.1	Consent of RSM US LLP*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Financial statements from the annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

*
Filed electronically herewith.

**
Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate