Form 10-Q
period 2016-03-31
NORTECH SYSTEMS INC
filed 2016-05-04
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices: 7550 Meridian Circle N, Suite # 150, Maple Grove, MN 55369

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

Number of shares of $.01 par value common stock outstanding at April 28, 2016 - 2,747,831

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash	$740,884	$887
Accounts Receivable, Less Allowance for Uncollectible Accounts	16,192,500	18,431,746
Inventories, Less Reserve for Excess and Obsolete	21,246,345	20,185,445
Prepaid Expenses	1,276,416	1,452,656
Income Taxes Receivable	288,254	302,005
Total Current Assets	39,744,399	40,372,739

Property and Equipment, Net	10,770,830	10,507,748
Other Intangible Assets, Net	2,004,756	2,052,420
Goodwill	3,283,454	3,283,454
Deferred Tax Assets	341,501	341,000
Other Assets	7,726	7,726
Total Assets	$56,152,666	$56,565,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$1,454,407	$1,495,513
Accounts Payable	12,197,858	13,041,377
Accrued Payroll and Commissions	3,709,601	3,139,698
Other Accrued Liabilities	1,662,739	1,987,740
Income Taxes Payable	(20,700)	7,382
Total Current Liabilities	19,003,905	19,671,710

Long-Term Liabilities
Line of Credit	$8,223,127	$7,691,237
Long-Term Debt, Net of Current Maturities	5,673,259	5,954,669
Other Long-Term Liabilities	916,599	975,615
Total Long-Term Liabilities	14,812,985	14,621,521
Total Liabilities	33,816,890	34,293,231
Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,746,325 Shares Issued and Outstanding	27,463	27,463
Additional Paid-In Capital	15,767,007	15,766,013
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	6,354,242	6,291,316
Total Shareholders’ Equity	22,335,776	22,271,856
Total Liabilities and Shareholders’ Equity	$56,152,666	$56,565,087

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2016	2015

Net Sales	$28,950,042	$26,539,622

Cost of Goods Sold	25,571,481	23,673,467

Gross Profit	3,378,561	2,866,155

Operating Expenses
Selling Expenses	1,303,490	1,363,442
General and Administrative Expenses	1,854,123	1,704,314
Total Operating Expenses	3,157,613	3,067,756

Income (Loss) From Operations	220,948	(201,601)

Other Expense
Interest Expense	(132,022)	(95,186)

Income (Loss) Before Income Taxes	88,926	(296,787)

Income Tax Expense (Benefit)	26,000	(104,000)

Net Income (Loss)	$62,926	$(192,787)

Earnings (Loss) Per Common Share:

Basic	$0.02	$(0.07)

Weighted Average Number of Common Shares Outstanding - Basic	2,746,325	2,742,992

Diluted	$0.02	$(0.07)

Weighted Average Number of Common Shares Outstanding - Diluted	2,748,771	2,742,992

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
Cash Flows From Operating Activities
Net Income (Loss)	$62,926	$(192,787)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used in) Operating Activities
Depreciation	517,103	516,666
Amortization	47,663	1,323
Compensation on Stock-Based Awards	994	3,669
Compensation on Equity Appreciation Rights	(9,666)	(11,683)
Loss on Disposal of Property and Equipment	—	1,129
Changes in Current Operating Items, Net of Acquisition
Accounts Receivable	2,239,246	957,527
Inventories	(1,060,900)	(988,799)
Prepaid Expenses	176,240	(151,898)
Income Taxes Receivable	13,250	(138,740)
Income Taxes Payable	(28,082)	—
Accounts Payable	(839,055)	(168,158)
Accrued Payroll and Commissions	569,903	(15,088)
Other Accrued Liabilities	(373,780)	(52,762)
Net Cash Provided by (Used in) Operating Activities	1,315,842	(239,601)

Cash Flows from Investing Activities
Purchases of Property and Equipment	(785,219)	(907,260)

Cash Flows from Financing Activities
Net Change in Line of Credit	531,890	944,161
Proceeds from Long-Term Debt	—	347,000
Principal Payments on Long-Term Debt	(322,516)	(163,209)
Net Cash Provided by Financing Activities	209,374	1,127,952
Net Increase (Decrease) in Cash	739,997	(18,909)
Cash - Beginning	887	66,371
Cash - Ending	$740,884	$47,462

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$127,711	$92,265
Cash Paid During the Period for Income Taxes	—	—

Supplemental Noncash Investing and Financing Activities
Capital Expenditures in Accounts Payable	49,603	2,440

See Accompanying Condensed Notes to Consolidated Financial Statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Revenue Recognition

We recognize manufacturing revenue when we ship goods or the goods are received by our customer, when title has passed, all contractual obligations have been satisfied, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services.  If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled.  We also provide engineering services separate from the manufacture of a product. Revenue for engineering services is generally recognized on a time and material basis or upon completion of the engineering process.  In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized when the repairs are completed and the repaired products are shipped back to the customer.  Our net sales for services were less than 10% of our total sales for all periods presented, and accordingly, are included in net sales in the consolidated statement of operations.  Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Stock Options

Following is the status of all stock options outstanding as of March 31, 2016:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2016	139,750	$6.66
Granted	—	—
Cancelled	(49,500)	7.44
Outstanding - March 31, 2016	90,250	$6.23	2.73	$10,400
Exercisable - March 31, 2016	90,250	$6.23	2.73	$10,400

There were no options exercised during the three months ended March 31, 2016 and 2015.  There were no stock options granted during the three months ended March 31, 2016 and 2015.

Total compensation expense related to stock options for the three months ended March 31, 2016 and 2015 was $994 and $3,669, respectively. As of March 31, 2016, there was no remaining unrecognized compensation.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors adopted the Nortech Systems Incorporated Equity Appreciation Rights Plan (the “2010 Plan”). The total number of Equity Appreciation Right Units (“Units”) that can be issued under the 2010 Plan shall not exceed an aggregate of 1,000,000 Units (as amended and restated on March 11, 2015). The 2010 Plan provides that Units issued shall fully vest three years from the base date as defined in the agreement unless terminated earlier. Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date. Unit redemption payments under the 2010 Plan shall be paid in cash within 90 days after we determine the book value of the Units as of the calendar year immediately preceding the redemption date.

During the three months ended March 31, 2016, no additional Units were granted.

Total compensation income related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $9,700 and $11,700 for the three months ended March 31, 2016 and 2015, respectively. The income for the three months ended March 31, 2016 and 2015 was the result of a change in the estimate of the appreciation of book value per share of common stock.

As of March 31, 2016 and December 31, 2015, approximately $72,000 and $143,000 is accrued under this plan, respectively. As of March 31, 2016, approximately $49,000 of this balance is included in Other Accrued Liabilities and the remaining $23,000 balance was included in Other Long-term Liabilities. As of December 31, 2015, approximately $61,000 of this balance is included in Other Accrued Liabilities and the remaining $82,000 balance was included in Other Long-term Liabilities.

Earnings per Common Share

For the three months ended March 31, 2016, 16,000 stock options were included in the computation of diluted per share amounts as their impact is dilutive. For the three months ended March 31, 2016, stock options of 74,250 were excluded because their inclusion would be antidilutive. For the three months ended March 31, 2015, the company reported a net loss and all diluted options were excluded.

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

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business.  Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts was approximately $355,000 and $320,000 at March 31, 2016 and December 31, 2015, respectively.  We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

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

Inventories are as follows:

	March 31	December 31
	2016	2015

Raw Materials	$14,148,371	$13,782,411
Work in Process	4,753,230	4,674,223
Finished Goods	3,024,494	2,478,423
Reserve	(679,750)	(749,612)

Total	$21,246,345	$20,185,445

Other Intangible Assets

Other intangible assets at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Customer Relationships	8	$1,302,000	$108,499	$1,193,501
Trade Names	19	$814,000	$30,524	$783,476
Bond Issue Costs	5	$79,373	$51,594	$27,779
Totals		$2,195,373	$190,617	$2,004,756

	December 31, 2015
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Customer Relationships	9	$1,302,000	$72,333	$1,229,667
Trade Names	20	$814,000	$20,350	$793,650
Bond Issue Costs	6	$79,373	$50,271	$29,102
Totals		$2,195,373	$142,954	$2,052,419

Amortization expense for the three months ended March 31, 2016 and 2015 was $47,663 and $1,323, respectively.

Estimated future amortization expense related to these assets is as follows:

Remainder of 2016	$143,000
2017	191,000
2018	191,000
2019	191,000
2020	191,000
Thereafter	1,097,756
Total	$2,004,756

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value.  We test impairment annually as of October 1st.  No events were identified during the three months ended March 31, 2016 that would require us to test for impairment.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adoption of this ASU on our consolidated financial statements.

During February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. We are currently assessing the effect that ASU No. 2016-02 will have on its results of operations, financial position and cash flows.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes” which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The amendment takes effect for public entities for fiscal years beginning after December 15, 2016, with early adoption available.  We have adopted the standard in this report and reclassified comparative periods for consistency.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance.  We will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time.  This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, with no early adoption permitted, using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. We have not yet selected a transition method and are currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

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

Our largest customer has two divisions that together accounted for approximately 10% or more of our net sales during the three months ended March 31, 2016 and 2015.  One division accounted for approximately 17% of net sales for the three months ended March 31, 2016 and 2015, respectively.  The other division accounted for approximately 7% and 9% of net sales for the three months ended March 31, 2016 and 2015, respectively.  Together, they accounted for approximately 24% and 26% of net sales for the three months ended March 31, 2016 and 2015, respectively.  Accounts receivable from the customer at March 31, 2016 and December 31, 2015 represented approximately 17% of our total accounts receivable, respectively.

Export sales represented approximately 11% and 7% of net sales for the three months ended March 31, 2016 and 2015, respectively.

NOTE 3. FINANCING ARRANGEMENTS

We have a credit agreement with Wells Fargo Bank (“WFB”) which was most recently amended on February 22, 2016 and provides for a line of credit arrangement of $15.0 million that expires, if not renewed, on May 31, 2018.  The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on December 31, 2027, an equipment loan for $2.7 million and a term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018.

Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate.  Our line of credit bears interest at three-month LIBOR + 2.25% (approximately 2.9% at March 31, 2016) while our real estate term notes bear interest at three-month LIBOR + 2.75% (approximately 3.4% at March 31, 2016).  The weighted-average interest rate on our line of credit was 2.9% for the three months ended March 31, 2016.  We had borrowing on our line of credit of $8,223,127 and $7,691,237 outstanding as of March 31, 2016 and December 31, 2015, respectively.  The line of credit requires a lock box arrangement; however there are no acceleration clauses that would accelerate the maturity of our outstanding borrowings.

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

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  At March 31, 2016, we have net unused availability under our line of credit of approximately $5.4 million.  The line is secured by substantially all of our assets.

Long-term debt at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31	December 31
	2016	2015
Term notes payable - Wells Fargo Bank, N.A.

Real estate term notes bearing interest at three month LIBOR + 2.75% maturing March 31, 2027, and December 31, 2027 with combined monthly payments of approximately $19,000 plus interest, secured by substantially all assets.	$2,587,978	$2,645,495

Equipment notes bearing interest at three month LIBOR + 2.75% maturing May 2018 with a combined monthly payments of approximately $46,000 plus interest, secured by substantially all assets	2,489,733	2,633,740

Industrial revenue bond payable to the City of Blue Earth, Minnesota which bears a variable interest rate (approx. 0.25% at March 31, 2016), and has a maturity date of June 1, 2021, with principal of $80,000 payable annually on June 1	280,000	280,000

Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	844,226	903,128

Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	1,097,494	1,174,066
	7,299,431	7,636,429

Discount on Devicix Notes Payable	(132,160)	(142,072)
Debt issuance Costs	(39,605)	(44,175)

Total long-term debt	7,127,666	7,450,182
Current maturities of long-term debt	(1,454,407)	(1,495,513)
Long-term debt - net of current maturities	$5,673,259	$5,954,669

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.  Our effective tax rate for the three months ended March 31, 2016 and 2015 was 29% and 35%, respectively. The effective tax rate for the year ended December 31, 2016 is expected to be 30% compared to 36% for the year ended December 31, 2015.  The decrease is due mainly to the impact of the federal research and development credit.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31
	2016	2015
Statutory federal tax provision (benefit)	$34,000	$(82,000)
State income taxes (benefits)	3,000	(10,000)
Income tax credits	(23,000)	(13,000)
Other	12,000	1,000
Income tax expense (benefit)	$26,000	$(104,000)

At March 31, 2016 and December 31, 2015, we had $51,000 of net uncertain tax benefit positions remaining in other long-term liabilities related to research and development credits that would increase our effective income tax rate if recognized

NOTE 5.  COMMITMENTS AND CONTINGENCIES

We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2022.

Rent expense for the three months ended March 31, 2016 and 2015 amounted to approximately $166,000 and $125,000, respectively.

Approximate future minimum lease payments under non-cancelable leases subsequent to March 31, 2016 are as follows:

Years Ending
December 31,	Amount
2016	$599,000
2017	867,000
2018	772,000
2019	615,000
2020	370,000
Thereafter	310,000
Total	$3,533,000

NOTE 6.  ACQUISITIONS

On July 1, 2015, we completed the acquisition of substantially all of the assets of Devicix, LLC upon the terms and conditions contained in an Asset Purchase Agreement entered into on June 17, 2015.  The asset purchase agreement includes earnout consideration payable within 90 days of the completion of each of the first four 12-month periods after July 1, 2015.  The earnout will be equal to 15% of eligible engineering revenue over a $6,000,000 threshold and 3% of eligible production revenue generated from Devicix customers.  The maximum dollar amount of earnout payments under the Asset Purchase Agreement is $2,500,000.  We estimated the fair value of the contingent consideration to be $851,000 using a probability weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a level 3 measurement as defined in ASC 820.

The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2015:

Pro Forma
Three Months Ended
March 31, 2015
(unaudited)
Net Sales	$27,648,986

Income (Loss) from Operations	$(153,871)

Net Income (Loss)	$(146,096)

Basic & Diluted
Income (Loss) per Common Share	$(0.05)

The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented.  In addition they do not include any benefits that may result from the acquisition due to synergies that may be derived from the elimination of any duplicative costs.

Pro forma results presented above reflect: (1) amortization adjustments relating to fair value estimates of intangible assets and (2) incremental interest expense on assumed Pro forma adjustments described above have been tax effected using the effective rate during the respective periods.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We are a Maple Grove, Minnesota based full-service electronics manufacturing services (“EMS”) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries.  We provide value added engineering services and technical support including design, testing, prototyping and supply chain management to customers mainly in the aerospace and defense, medical, and industrial equipment markets. We maintain facilities in Bemidji, Blue Earth, Eden Prairie, Mankato, Merrifield, and Milaca, Minnesota; Augusta, Wisconsin; Monterrey, Mexico; and Suzhou, China.  All of our facilities are certified to one or more of the ISO standards, including 9001 and 13485, with most having additional certifications based on the needs of the customers they serve.

Summary of Results:

Our first quarter saw improvements in revenue, profits and operating cash flow compared to the first quarter of 2015.  Overall revenue increased 9% and was led by our Medical and Defense customers up 31% and 23%, respectively, helping offset a soft first quarter by our Industrial customers.  Our gross profit of 11.7% improved 90 basis points and contributed to our $221,000 income from operations which was $423,000 higher than the first quarter loss experienced in 2015.  We also had a good quarter in generating $1.3 million in operating cash flow as a result of changes to our working capital activities.

Our gross profit percentage for the three months ended March 31, 2016 was 11.7% compared to 10.8% for the three months ended March 31, 2015. The gross profit percentage is being positively impacted by the Devicix acquisition and customer, product and service mix.

First quarter 2016 income from operations was $221,000 compared to loss from operations of $202,000 for the three months ended March 31, 2015. Revenue increases and associated margin dollars account for the majority of the profit improvement.

Net income for the three months ended March 31, 2016 was approximately $63,000 or $0.02 per diluted common share, compared to net loss for the three months ended March 31, 2015 of approximately $193,000 or $0.07 per diluted common share.

Cash provided by operating activities for the first three months of 2016 was approximately $1.3 million.  Cash was generated from the noncash addback of depreciation and amortization and the timing of working capital changes.  Decreases in accounts receivable were offset by inventory increases and accounts payable decreases.

Results of Operations:

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended
	March 31
	2016	2015
Net Sales	100.0%	100.0%
Cost of Goods Sold	88.3	89.2
Gross Profit	11.7	10.8

Selling Expenses	4.5	5.1
General and Administrative Expenses	6.4	6.4
Income (Loss) from Operations	0.8	(0.7)

Other Expenses, Net	(0.5)	(0.4)
Income (Loss) Before Income Taxes	0.3	(1.1)

Income Tax Expense (Benefit)	0.1	(0.4)
Net Income (Loss)	0.2%	(0.7)%

Net Sales:

We reported net sales of approximately $29.0 million and $26.5 million for the three months ended March 31, 2016 and 2015, respectively.  Our Medical and Defense customers are leading the increase in revenue, up 31% and 23% over prior year.  Our Devicix acquisition accounted for $1.6 million of the Medical increase.

Net sales by our major EMS industry markets for the three month period ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31
	2016	2015	%
(in thousands)	$	$	Change
Aerospace and Defense	3,811	3,096	23
Medical	11,745	8,952	31
Industrial	13,394	14,492	(8)
Total Sales	28,950	26,540	9

Backlog:

Our 90-day order backlog as of March 31, 2016 was $20.2 million and increased 11% over prior year but decreased 2% from the beginning of the quarter.  Backlog for our medical customers has increased from both the prior year and prior quarter.  The Devicix medical device engineering backlog was approximately $0.9 million as of March 31, 2016 and is part of the medical market.  The aerospace and defense backlog is down slightly from the beginning of the quarter and our industrial customers backlog decreased from prior year and prior quarter as we continue to see softness in the areas of transportation and semi conductor equipment along with lower oil and gas pricing which impacted those customers. Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter

90 day backlog by our major EMS industry markets are as follows:

	Backlog as of the Quarter Ended
	March 31	December 31	March 31
(in thousands)	2016	2015	2015
Aerospace and Defense	$5,334	$5,678	$3,834
Medical	8,922	8,004	6,129
Industrial	5,980	7,067	8,316
Total Backlog	$20,236	$20,749	$18,279

Our 90 day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit:

Gross profit as a percent of net sales for the three months ended March 31, 2016 and 2015 was 11.7% and 10.8%, respectively.  The gross profit percentage is being positively affected by the Devicix acquisition and customer, product and service mix.

Selling Expense:

Selling expense for the three months ended March 31, 2016 and 2015 was approximately $1.3 million or 4.5% of sales and approximately $1.4 million or 5.1% of sales, respectively.  The decrease is due to timing of expenses.  We expect to continue funding at the same rate for business development and marketing initiatives to maintain sales and stimulate growth.

General and Administrative Expense:

General and administrative expenses for the three months ended March 31, 2016 and 2015 were approximately $1.9 million or 6.4% of sales and approximately $1.7 million or 6.4% of sales, respectively.  The increase in general and administrative expense was due to the Devicix acquisition.  As a percent of sales general and administrative expense remained consistent.

Income Taxes:

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate.  As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.  Our effective tax rate for the three months ended March 31, 2016 was 29%. Our effective tax rate for the three months ended March 31, 2015 was 35%.  The effective tax rate for the year ended December 31, 2016 is expected to be 29% compared to 36% for the year ended December 31, 2015.  The decrease is due mainly to the impact of the federal research and development credit.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31
	2016	2015
Statutory federal tax provision (benefit)	$34,000	$(82,000)
State income taxes (benefits)	3,000	(10,000)
Income tax credits	(23,000)	(13,000)
Other	12,000	1,000
Income tax expense (benefit)	$26,000	$(104,000)

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

On March 31, 2016, we had outstanding advances of $8.2 million under the line of credit and unused availability of $5.4 million supported by our borrowing base.  We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs.  Our working capital was consistent at $20.7 million as of March 31, 2016 and December 31, 2015.

Our credit agreement with WFB requires us to maintain a minimum fixed charge coverage ratio of not less than 1.15 to 1.00.  The fixed charge coverage ratio at March 31, 2016 was 1.55 to 1.00.  We believe our performance will be sufficient to comply with this covenant going forward.

Net cash provided by operating activities for the three months ended March 31, 2016 was $1.3 million.  Cash was generated by the noncash addback of amortization and depreciation and the timing of working capital.

Net cash used in investing activities of $0.8 million for the three months ended March 31, 2016 is comprised of property and equipment purchases to support the business.

Cash conversion cycle:

	Three months ended
	March 31, 2016	March 31, 2015

Days in trade accounts receivable	53	53
Days in inventory	76	78
Days in accounts payable	(46)	(35)
Cash conversion cycle	83	96

We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day.  We calculate days in inventory and accounts payable as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day.  We calculate cash conversion cycle as the sum of days in receivable and inventory less days in accounts payable.  Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms and the timing of revenue recoginition and inventory purchases within the period.  The decrease in our cash conversion cycle is the result of increased accounts payable.  Days in accounts payable for the three months ended March 31, 2016 increased eleven days compared to the three months ended March 31 2015 as a result of extending vendor terms and conditions.

We do not believe that inflation has had a material impact on our business and operating results during the periods presented.

Off-Balance Sheet Arrangements:

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates:

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no significant changes in these critical accounting policies since December 31, 2015.  Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  Actual results could differ from these estimates.

Recent Accounting Pronouncements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adoption of this ASU on our consolidated financial statements.

During February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. We are currently assessing the effect that ASU No. 2016-02 will have on its results of operations, financial position and cash flows.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes” which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The amendment takes effect for public entities for fiscal years beginning after December 15, 2016, with early adoption available.  We have adopted the standard in this report and reclassified comparative periods for consistency.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance.  We will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time.  This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, with no early adoption permitted, using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. We have not yet selected a transition method and are currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

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

Please refer to forward-looking statements and risks as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

PART II

ITEM 1.   LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 6. EXHIBITS

Exhibits

3.1	Bylaws of Nortech Systems Incorporated, as amended (incorporated herein by reference to the Company’s Form 8-K filed March 25, 2016).

10.1

Eighth Amendment to Third Amended and Restated Credit and Security Agreement effective as of February 22, 2016 between the Company and Wells Fargo Bank, National Association (incorporation herein by reference to the Company’s Form 8-K filed February 24, 2016).

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Consolidated Financial Statements.

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: May 4, 2016	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Executive Officer and President
Nortech Systems Inc.

Date: May 4, 2016	by	/s/ Paula M. Graff

Paula M. Graff
Vice President and Chief Financial Officer
Nortech Systems Inc.