Form 10-Q
period 2016-06-30
NORTECH SYSTEMS INC
filed 2016-08-03
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices: 7550 Meridian Circle N., Suite # 150, Maple Grove, MN 55369

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

Number of shares of $.01 par value common stock outstanding at July 29, 2016 - 2,747,831

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015

Net Sales	$28,945,135	$26,801,473	$57,895,177	$53,341,095

Cost of Goods Sold	25,822,428	24,371,349	51,393,909	48,044,816

Gross Profit	3,122,707	2,430,124	6,501,268	5,296,279

Operating Expenses
Selling Expenses	1,310,335	1,310,355	2,613,825	2,673,797
General and Administrative Expenses	1,922,308	1,603,129	3,776,431	3,307,443
Total Operating Expenses	3,232,643	2,913,484	6,390,256	5,981,240

Income (Loss) From Operations	(109,936)	(483,360)	111,012	(684,961)

Other Expense
Interest Expense	(139,247)	(112,002)	(271,269)	(207,188)

Loss Before Income Taxes	(249,183)	(595,362)	(160,257)	(892,149)

Income Tax Benefit	(69,000)	(217,000)	(43,000)	(321,000)

Net Loss	$(180,183)	$(378,362)	$(117,257)	$(571,149)

Loss Per Common Share:

Basic	$(0.07)	$(0.14)	$(0.04)	$(0.21)

Weighted Average Number of Common Shares Outstanding - Basic	2,747,700	2,746,325	2,747,012	2,745,183

Diluted	$(0.07)	$(0.14)	$(0.04)	$(0.21)

Weighted Average Number of Common Shares Outstanding - Diluted	2,747,700	2,746,325	2,747,012	2,745,183

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash	$13,536	$887
Accounts Receivable, Less Allowance for Uncollectible Accounts	18,101,914	18,431,746
Inventories, Less Reserve for Excess and Obsolete	21,520,434	20,185,445
Prepaid Expenses	1,228,148	1,452,656
Income Taxes Receivable	446,962	302,005
Total Current Assets	41,310,994	40,372,739

Property and Equipment, Net	10,808,026	10,507,748
Other Intangible Assets, Net	1,957,092	2,052,420
Goodwill	3,283,454	3,283,454
Deferred Tax Assets	307,671	341,000
Other Assets	7,726	7,726
Total Assets	$57,674,963	$56,565,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$1,508,921	$1,495,513
Accounts Payable	14,164,865	13,041,377
Accrued Payroll and Commissions	3,196,883	3,139,698
Other Accrued Liabilities	1,753,644	1,987,740
Income Taxes Payable	54,180	7,382
Total Current Liabilities	20,678,493	19,671,710

Long-Term Liabilities
Line of Credit	$8,539,994	$7,691,237
Long-Term Debt, Net of Current Maturities	5,461,237	5,954,669
Other Long-Term Liabilities	860,033	975,615
Total Long-Term Liabilities	14,861,264	14,621,521
Total Liabilities	35,539,757	34,293,231
Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,747,831 Shares Issued and Outstanding at June 30, 2016, 2,746,325 Shares Issued and Outstanding at December 31, 2015	27,478	27,463
Additional Paid-In Capital	15,746,605	15,766,013
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	6,174,059	6,291,316
Total Shareholders’ Equity	22,135,206	22,271,856
Total Liabilities and Shareholders’ Equity	$57,674,963	$56,565,087

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2016	2015
Cash Flows From Operating Activities
Net Loss	$(117,257)	$(571,149)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities
Depreciation	1,029,106	1,062,951
Amortization	95,329	2,646
Compensation on Stock-Based Awards	994	(669)
Compensation on Equity Appreciation Rights	(6,422)	(58,310)
Deferred Taxes	33,830	—
Loss on Disposal of Property and Equipment	—	1,129
Changes in Current Operating Items
Accounts Receivable	329,832	710,817
Inventories	(1,334,989)	(2,076,663)
Prepaid Expenses	224,508	(491,585)
Income Taxes Receivable	(145,458)	(376,870)
Income Taxes Payable	46,798	—
Accounts Payable	1,175,815	1,998,289
Accrued Payroll and Commissions	57,185	(353,581)
Other Accrued Liabilities	(330,457)	16,225
Net Cash Provided by (Used in) Operating Activities	1,058,814	(136,770)

Cash Flows from Investing Activities
Purchases of Property and Equipment	(1,389,942)	(1,214,489)
Net Cash Used in Investing Activities	(1,389,942)	(1,214,489)

Cash Flows from Financing Activities
Net Change in Line of Credit	848,757	472,858
Proceeds from Long-Term Debt	250,000	1,352,159
Principal Payments on Long-Term Debt	(734,593)	(427,752)
Debt Issuance Costs	—	(54,838)
Excess Tax Benefits from Stock-Based Compensation	(25,209)	911
Proceeds from Issuance of Common Stock	4,822	10,333
Net Cash Provided by Financing Activities	343,777	1,353,671
Net Increase in Cash	12,649	2,412
Cash - Beginning	887	66,371
Cash - Ending	$13,536	$68,783

Supplemental Disclosure of Cash Flow Information Cash Paid During the Period for Interest	$260,644	$200,645

Supplemental Noncash Investing and Financing Activities Capital Expenditures in Accounts Payable	1,740	19,604

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

Stock Options

Following is the status of all stock options as of June 30, 2016, including changes during the six-month period then ended:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2016	139,750	$6.66
Exercised	(1,507)	3.20
Cancelled	(59,493)	7.18
Outstanding - June 30, 2016	78,750	$6.33	2.44	$7,685
Exercisable - June 30, 2016	78,750	$6.33	2.44	$7,685

The total intrinsic value of options exercised during the three and six months ended June 30, 2016 and 2015 was $964 and $8,166, respectively. Cash received from options exercised during the three and six months ended June 30, 2016 and 2015 was $4,822 and $10,333, respectively. There were no stock options granted during the three and six months ended June 30, 2016 and 2015.

Total compensation expense (income) related to stock options for the three months ended June 30, 2016 and 2015 was $0 and ($4,338), respectively. Total compensation expense (income) related to stock options for the six months ended June 30, 2016 and 2015 was $994 and ($669), respectively. As of June 30, 2016, there was no remaining unrecognized compensation.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (“2010 Plan”). The total number of Equity Appreciation Right Units (“Units”) the Plan can issue shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015. The 2010 Plan provides that Units issued shall fully vest three years from the base date as defined in the agreement unless terminated earlier. Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date. Unit redemption payments under this plan shall be paid in cash within 90 days after we determine the book value of the Units as of the calendar year immediately preceding the redemption date.

During the three and six months ended June 30, 2016, no additional Units were granted.

Total compensation expense (income) related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $3,300 and ($46,000) for the three months ended June 30, 2016 and 2015, respectively and ($6,400) and ($58,000) for the six months ended June 30, 2016 and 2015, respectively. The income for the six months ended June 30, 2016 and the three and six months ended June 30, 2015 was the result of a change in the estimate of the appreciation of book value per share of common stock.

As of June 30, 2016 and December 31, 2015, approximately $75,000 and $143,000 is accrued under this plan, respectively. As of June 30, 2016, approximately $50,000 of this balance is included in other accrued liabilities and the remaining $25,000 balance was included in other long-term liabilities. As of December 31, 2015, approximately $61,000 of this balance is included in other accrued liabilities and the remaining $82,000 balance was included in other long-term liabilities.

Earnings per Common Share

For the three and six months ended June 30, 2016 and 2015, the effect of all stock options is antidilutive due to the net loss incurred and, therefore, were not included in the computation of per-share amounts.

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

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts was approximately $371,000 and $320,000 at June 30, 2016 and December 31, 2015, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

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

Inventories are as follows:

	June 30	December 31
	2016	2015

Raw Materials	$14,504,054	$13,782,411
Work in Process	4,941,600	4,674,223
Finished Goods	2,868,189	2,478,423
Reserve	(793,409)	(749,612)

Total	$21,520,434	$20,185,445

Other Intangible Assets

Other intangible assets at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Customer Relationships	8	$1,302,000	$144,665	$1,157,335
Trade Names	19	$814,000	$40,700	$773,300
Bond Issue Costs	5	$79,373	$52,916	$26,457
Totals		$2,195,373	$238,281	$1,957,092

	December 31, 2015
	Remaining	Gross
	Lives	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value
Customer Relationships	9	$1,302,000	$72,333	$1,229,667
Trade Names	20	$814,000	$20,350	$793,650
Bond Issue Costs	6	$79,373	$50,270	$29,103
Totals		$2,195,373	$142,953	$2,052,420

Amortization expense for the three and six months ended June 30, 2016 was $47,666 and $95,329, respectively. Amortization expense for the three and six months ended June 30, 2015 was $1,323 and $2,646, respectively.

Estimated future amortization expense related to these assets is approximately as follows:

Remainder of 2016	$95,000
2017	191,000
2018	191,000
2019	191,000
2020	191,000
Thereafter	1,098,092
Total	$1,957,092

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. No events were identified during the three and six months ended June 30, 2016 that would require us to test for impairment.

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. No impairment expense was recorded during the three and six months ended June 30, 2016.

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

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three and six months ended June 30, 2016 and 2015. One division accounted for approximately 20% and 19% of net sales for the three and six months ended June 30, 2016, respectively, and approximately 17% of net sales for the three and six months ended June 30, 2015. The second division accounted for approximately 4% and 5% of net sales for the three and six months ended June 30, 2016, respectively, and approximately 8% of net sales for the three and six months ended June 30, 2015. Together they accounted for approximately 24% of net sales for the three and six months ended June 30, 2016 and approximately 25% of net sales for the three and six months ended June 30, 2015. Accounts receivable from the customer at June 30, 2016 and December 31, 2015 represented approximately 18% and 17% of our total accounts receivable, respectively.

Export sales represented approximately 13% of net sales for the three months ended June 30, 2016 and 2015, respectively. Export sales represented 12% of net sales for the six months ended June 30, 2016 and 2015, respectively.

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

Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at three-month LIBOR + 2.25% (approximately 2.9% at June 30, 2016) while our real estate term notes bear interest at three-month LIBOR + 2.75% (approximately 3.4% at June 30, 2016). The weighted-average interest rate on our line of credit was 3.1% and 3.0% for the three and six months ended June 30, 2016, respectively. We had borrowing on our line of credit of $8,539,994 and $7,691,237 outstanding as of June 30, 2016 and December 31, 2015, respectively. The line of credit requires a lock box arrangement; however there are no acceleration clauses that would accelerate the maturity of our outstanding borrowings.

The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At June 30, 2016, we have net unused availability under our line of credit of approximately $6,135,006. The line is secured by substantially all of our assets.

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

Long-term debt at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30	December 31
	2016	2015
Term notes payable - Wells Fargo Bank, N.A.

Real estate term notes bearing interest at three month LIBOR + 2.75% maturing March 31, 2027, and December 31, 2027 with combined monthly payments of approximately $19,000 plus interest, secured by substantially all assets.	$2,530,461	$2,645,495

Equipment notes bearing interest at three month LIBOR + 2.75% maturing May 2018 with a combined monthly payments of approximately $46,000 plus interest, secured by substantially all assets	2,592,093	2,633,740

Industrial revenue bond payable to the City of Blue Earth, Minnesota which bears a variable interest rate (approx. 0.25% at March 31, 2016), and has a maturity date of June 1, 2021, with principal of $80,000 payable annually on June 1	200,000	280,000

Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	784,733	903,128

Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	1,020,153	1,174,066
	7,127,440	7,636,429

Discount on Devicix Notes Payable	(122,247)	(142,072)
Debt issuance Costs	(35,035)	(44,175)

Total long-term debt	6,970,158	7,450,182
Current maturities of long-term debt	(1,508,921)	(1,495,513)
Long-term debt - net of current maturities	$5,461,237	$5,954,669

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and six months ended June 30, 2016 was 28% and 27%, respectively. Our effective tax rate for the three and six months ended June 30, 2015 was 36%. The effective tax rate for the year ended December 31, 2016 is expected to be 33% compared to 36% for the year ended December 31, 2015. The decrease is due mainly to the impact of the federal research and development credit.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Statutory federal tax benefit	$(89,000)	$(188,000)	$(55,000)	$(270,000)
State income taxes (benefits)	13,000	(16,000)	16,000	(26,000)
Income tax credits	(17,000)	(12,000)	(40,000)	(25,000)
Other	24,000	(1,000)	36,000	—
Income tax benefit	$(69,000)	$(217,000)	$(43,000)	$(321,000)

At June 30, 2016, we had $54,000 of net uncertain tax benefit positions remaining in other long-term liabilities related to research and development credits that would increase our effective income tax rate if recognized. At December 31, 2015, we had $51,000 of net uncertain tax benefit postions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.

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

Rent expense for the three months ended June 30, 2016 and 2015 amounted to approximately $294,000 and $183,000, respectively. Rent expense for the six months ended June 30, 2016 and 2015 amounted to approximately $593,000 and $363,000, respectively.

Approximate future minimum lease payments under non-cancelable leases subsequent to June 30, 2016 are as follows:

Years Ending
December 31,	Amount
2016	$432,000
2017	862,000
2018	766,000
2019	609,000
2020	364,000
Thereafter	310,000
Total	$3,343,000

NOTE 6.  ACQUISITIONS

On July 1, 2015, we completed the acquisition of substantially all of the assets of Devicix, LLC upon the terms and conditions contained in an Asset Purchase Agreement entered into on June 17, 2015. The asset purchase agreement includes earnout consideration payable within 90 days of the completion of each of the first four 12-month periods after July 1, 2015. The earnout will be equal to 15% of eligible engineering revenue over a $6,000,000 threshold and 3% of eligible production revenue. The maximum dollar amount of earnout payments under the Asset Purchase Agreement is $2,500,000. As of the acquisition date, we estimated the fair value of the contingent consideration to be $851,000, using a probability weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a level 3 measurement as defined in ASC 820. The first revenue target, assessed at June 30, 2016, was only partially met. Based on actual results to date and current project updates, the Company revised its related revenue forecast resulting in a $45,000 reduction of the remaining contingent liability. The offset to this reduction was recorded in general and administrative expenses in the Company’s consolidated statement of operations for the three and six month period ended June 30, 2016. The revised estimated fair value of the contingent consideration is $806,000 at June 30, 2016, and is included in other accrued liabilities on the balance sheet, using a probability weighted discounted cash flow model.

The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2015:

	Pro Forma	Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(unaudited)	(unaudited)
Net Sales	$28,251,574	$55,900,560

Loss from Operations	$(334,360)	$(488,231)

Net Loss	$(235,726)	$(381,822)

Basic & Diluted
Loss per Common Share	$(0.09)	$(0.14)

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

NOTE 7.  SUBSEQUENT EVENT

On August 1, 2016 the Company announced plans to close its manufacturing operations in Augusta, Wis., by the end of 2016. Nortech has operated a facility in Augusta since 1992, serving mainly an industrial customer base and defense overflow production that aligned with their custom cable capabilities. Nortech will consolidate operations at its other facilities, continuing to serve customers without interruption. This consolidation will increase Nortech’s overall asset utilization and cost leveraging. Approximately 50 employees at the Augusta facility will be affected.

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

Our 2016 second quarter revenue increased by 8% over the prior year, led by our medical customers in both manufacturing and engineering services. Our strategic investment in engineering services helped our growth in the medical market and we believe prospects are good for continued future growth. Our defense revenue continues to stabilize and is showing signs of recovery, while our industrial customers lost some momentum that was building over the past several quarters. Our 90 day backlog as of June 30, 2016, also increased 12% since the start of the quarter.

We are continuing to transform our business model with more early-engagement opportunities and value-added services: engineering design, quick-turn prototyping and additional box-build solutions. Our customers also appreciate our competitive ‘One Nortech’ global manufacturing options.

Operating profits improvements for the second quarter of 2016 over the prior year’s second quarter were aided by the revenue increase and a 170 basis point improvement in gross margin, due to product and service mix. Included in cost of goods sold and negatively impacting the operating profits in the second quarter of 2016 is more than $200,000 in startup costs for our new Asia manufacturing facility.

Increases to working capital in the first six months of 2016 resulted in cash provided by operating activities of $1.1 million.

Summary of Results

Revenue increased in the second quarter of 2016 by $2.1 million or 8%, as compared to the second quarter of the prior year. The medical market increased by $3.6 million or 40%, in the second quarter of 2016 as compared to the same period last year, but was partially offset by decreases in the industrial market. Revenue from the aerospace and defense markets increased by 20% in the second quarter of 2016 as compared to the second quarter of 2015.

Revenue for the medical market sector increased primarily due to increases in demand and engineering services, including $2.0 million related to additional Devicix engineering service in the second quarter of 2016.

The net decrease in the industrial market sector of $2.1 million in the second quarter of 2016 as compared to the same quarter of 2015, resulted primarily from lower demand levels. Our semiconductor and transportation equipment customers were the main reasons for the decrease.

The defense market returned to growth in 2016. The increase is due to increased demand in molded wire and cable product. We have worked diligently with our customers to reflect our value and unique capabililities in custom molded cable assembly technology.

Our second quarter gross profit increased to 10.8% of sales versus 9.1% in the second quarter of the prior year. Our gross profit percentage for the six months ended June 30, 2016 was 11.2% compared to 9.9% for the six months ended June 30, 2015. Impacting gross profit in both the second quarter and the first half of the year were volume, product and service mix and the inclusion of Devicix engineering services.

Selling, general and administrative expenses increased approximately $320,000 to 11.2% of sales in the second quarter of 2016, compared to 10.9% of sales in the same quarter of the prior year. The increase in selling, general and administrative expense was primarily due to the addition of Devicix expenses and the related amortization expense, not reflected in the prior year due to being acquired in the third quarter of 2015.

Second quarter 2016 loss from operations was approximately $110,000 as compared to a loss from operations of approximately $483,000 for the second quarter in 2015. For the first six months of the year ended 2016, income from operations was approximately $111,000 as compared to a loss from operations of $685,000 for the same period last year. An improvement of approximately $373,000 for the quarter and approximately $776,000 for the six months was due to the increased revenue and an improved gross margin product and service mix.

Net loss for the three months ended June 30, 2016 was approximately $180,000 or $0.07 loss per basic and diluted common share, compared to net loss for the three months ended June 30, 2015 of approximately $378,000 or $0.14 loss per basic and diluted common share. Net loss for the first six months of 2016 was approximately $117,000 or $0.04 loss per basic and diluted common share, compared to net loss of approximately $571,000 or $0.21 loss per basic and diluted common share for the same period in 2015.

Cash provided by operating activities for the first six months of 2016 was approximately $1,059,000, as compared to cash flow used by operations in the first six months of 2015 of approximately $137,000. The noncash addback of depreciation and amortization positively impacted cash flows along with increases in accounts payable through the extension of terms and conditions, offset by increases in inventory.

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	89.2	90.9	88.8	90.1
Gross Profit	10.8	9.1	11.2	9.9

Selling Expenses	4.5	4.9	4.5	5.0
General and Administrative Expenses	6.7	6.0	6.5	6.2
Income (Loss) from Operations	(0.4)	(1.8)	0.2	(1.3)

Other Expenses, Net	(0.4)	(0.4)	(0.5)	(0.4)
Loss Before Income Taxes	(0.8)	(2.2)	(0.3)	(1.7)

Income Tax Benefit	(0.2)	(0.8)	(0.1)	(0.6)
Net Loss	(0.6)%	(1.4)%	(0.2)%	(1.1)%

Net Sales

We reported net sales of approximately $28.9 and $26.8 million for the three months ended June 30, 2016 and 2015, respectively. We reported net sales of $57.9 and $53.3 million for the six months ended June 30, 2016 and 2015, respectively.

For the second quarter of 2016, our medical and defense customers led the increase in revenue, up 40% and 20%, respectively, over the prior year’s second quarter, and was up 33% and 25%, respectively, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. Our Devicix acquisition accounted for $2.0 million and $3.6 million of increase in medical revenue for the three and six month periods ended June 30, 2016, respectively. These increases were offset by a decrease in revenue from our industrial customers of 15% for the second quarter of 2016, as compared to the second quarter of 2015, and 11% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. Our industrial customers in the transportation and semi-conductor market sectors are being impacted by a sluggish overall economy in the first half of 2016.

Net sales by our major EMS industry markets for the three and six month periods ended June 30, 2016 and 2015 were as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2016	2015	%	2016	2015	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	4,376	3,639	20	8,396	6,691	25
Medical	12,613	9,027	40	24,209	18,192	33
Industrial	11,956	14,135	(15)	25,290	28,458	(11)
Total Sales	28,945	26,801	8	57,895	53,341	9

Backlog

Our 90-day order backlog as of June 30, 2016 was $22.7 million, an increase of 17% over the prior year and 12% from the beginning of the quarter. Backlog for our medical customers has increased 86% over prior year and 28% over the prior quarter. The Devicix medical device engineering backlog was approximately $0.9 million as of June 30, 2016, and approximately the same amount at the start of the quarter. There was no backlog related to Devicix in the prior year numbers due to the acquisition taking place in the third quarter of 2015.

The aerospace and defense backlog is down slightly from the beginning of the quarter and our industrial customers backlog increased slightly from prior quarter, however, remains much lower than prior year as we continue to see softness in the transportation, semi conductor equipment and oil and gas industries and costs impacting these customers. Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.

90 day backlog by our major EMS industry markets are as follows:

	Backlog as of the Quarter Ended
	June 30	March 31	June 30
(in thousands)	2016	2016	2015
Aerospace and Defense	$4,791	$5,334	$4,307
Medical	11,428	8,922	6,143
Industrial	6,526	5,980	8,990
Total Backlog	$22,745	$20,236	$19,440

Our 90 day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit

Gross profit as a percent of net sales for the three months ended June 30, 2016 and 2015 was 10.8% and 9.1%, respectively. Gross profit as a percentage of net sales for the six months ended June 30, 2016 and 2015 was

11.2% and 9.9%, respectively. Impacting gross profit in the second quarter and the first half of the year were volume, product and service mix and the inclusion of Devicix engineering services.

Selling Expense

Selling expense for the three months ended June 30, 2016 and 2015 was approximately $1.3 million or 4.5% of sales and approximately $1.3 million or 4.9% of sales, respectively. Selling expense for the six months ended June 30, 2016 and 2015 was $2.6 million or 4.5% of sales and $2.7 million or 5.0% of sales, respectively. The decrease is due to the timing of expenses. We expect to continue funding at an increased rate for business development activities and marketing initiatives to maintain and stimulate sales growth.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2016 and 2015 were approximately $1.9 million or 6.7% of sales and approximately $1.6 million or 6.0% of sales, respectively. General and administrative expenses for the six months ended June 30, 2016 and 2015 were $3.8 million or 6.5% of sales and $3.3 million or 6.2% of sales, respectively. The increase in administrative expense was primarily due to the addition of Devicix expenses and the related amortization expense, not reflected in the first half of 2016 as it was acquired in the third quarter of 2015.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and six months ended June 30, 2016 was 28% and 27%, respectively. Our effective tax rate for the three and six months ended June 30, 2015 was 36%. The effective tax rate for the year ended December 31, 2016 is expected to be 33% compared to 36% for the year ended December 31, 2015. The decrease is due mainly to the impact of the federal research and development credit.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Statutory federal tax benefit	$(89,000)	$(188,000)	$(55,000)	$(270,000)
State income taxes (benefits)	13,000	(16,000)	16,000	(26,000)
Income tax credits	(17,000)	(12,000)	(40,000)	(25,000)
Other	24,000	(1,000)	36,000	—
Income tax benefit	$(69,000)	$(217,000)	$(43,000)	$(321,000)

Liquidity and Capital Resources

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

On June 30, 2016, we had outstanding advances of $8.5 million under the line of credit and unused availability of $6.1 million supported by our borrowing base. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs. Our working capital was $20.6 and $20.7 million as of June 30, 2016 and December 31, 2015, respectively.

Our credit agreement with WFB requires us to maintain a minimum fixed charge coverage ratio of not less than 1.15 to 1.00. The fixed charge coverage ratio at June 30, 2016 was 1.21 to 1.00. We believe our performance will be sufficient to comply with this covenant going forward.

Net cash provided by operating activities for the six months ended June 30, 2016 was $1.1 million. The noncash addback of depreciation and amortization positively impacted cash flows along with increases in accounts payable through the extension of terms and conditions, offset by increases in inventory.

Net cash used in investing activities of $1.4 million for the six months ended June 30, 2016 is comprised of property and equipment purchases to support the business.

Cash conversion cycle:

	Six Months Ended
	June 30, 2016	June 30, 2015
Days in trade accounts receivable	52	53
Days in inventory	78	78
Days in accounts payable	(47)	(35)
Cash conversion cycle	83	96

We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory and accounts payable as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate cash conversion cycle as the sum of days in receivable and inventory less days in accounts payable. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms and the timing of revenue recoginition and inventory purchases within the period. The decrease in our cash conversion cycle is the result of increased accounts payable. Days in accounts payable for the six months ended June 30, 2016 increased twelve days compared to the six months ended June 30, 2015 as a result of extending vendor terms and conditions.

We do not believe that inflation has had a material impact on our business and operating results during the periods presented.

Off-Balance Sheet Arrangements

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

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

ITEM 5. OTHER INFORMATION

On August 1, 2016 the Company announced plans to close its manufacturing operations in Augusta, Wis., by the end of 2016. Nortech has operated a facility in Augusta since 1992, serving mainly an industrial customer base and defense overflow production that aligned with their custom cable capabilities. Nortech will consolidate operations at its other facilities, continuing to serve customers without interruption. This consolidation will increase Nortech’s overall asset utilization and cost leveraging. Approximately 50 employees at the Augusta facility will be affected.

ITEM 6. EXHIBITS

Exhibits

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Consolidated Financial Statements.

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: August 3, 2016	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Executive Officer and President
Nortech Systems Inc.

Date: August 3, 2016	by	/s/ Paula M. Graff

Paula M. Graff
Vice President and Chief Financial Officer
Nortech Systems Inc.