Form 10-Q
period 2016-09-30
NORTECH SYSTEMS INC
filed 2016-11-02
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of $.01 par value common stock outstanding at October 27, 2016 - 2,747,831

(The remainder of this page was intentionally left blank.)

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015

Net Sales	$29,718,414	$30,409,064	$87,613,591	$83,750,159

Cost of Goods Sold	25,932,437	27,518,479	77,326,346	75,563,295

Gross Profit	3,785,977	2,890,585	10,287,245	8,186,864

Operating Expenses
Selling Expenses	1,122,494	1,244,521	3,736,319	3,918,318
General and Administrative Expenses	2,473,719	1,711,710	6,250,150	5,019,153
Total Operating Expenses	3,596,213	2,956,231	9,986,469	8,937,471

Income (Loss) From Operations	189,764	(65,646)	300,776	(750,607)

Other Expense
Interest Expense	(139,458)	(133,960)	(410,727)	(341,148)

Profit (Loss) Before Income Taxes	50,306	(199,606)	(109,951)	(1,091,755)

Income Tax Benefit	(13,000)	(76,000)	(56,000)	(397,000)

Net Profit (Loss)	$63,306	$(123,606)	$(53,951)	$(694,755)

Profit (Loss) Per Common Share:

Basic	$0.02	$(0.05)	$(0.02)	$(0.25)

Weighted Average Number of Common Shares Outstanding - Basic	2,747,832	2,746,325	2,747,288	2,745,568

Diluted	$0.02	$(0.05)	$(0.02)	$(0.25)

Weighted Average Number of Common Shares Outstanding - Diluted	2,749,944	2,746,325	2,747,288	2,745,568

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash	$61,093	$887
Accounts Receivable, Less Allowance for Uncollectible Accounts	17,688,678	18,431,746
Inventories, Less Reserve for Excess and Obsolete	21,742,523	20,185,445
Prepaid Expenses	1,129,312	1,452,656
Income Taxes Receivable	509,300	302,005
Total Current Assets	41,130,906	40,372,739

Property and Equipment, Net	10,571,252	10,507,748
Other Intangible Assets, Net	1,909,428	2,052,420
Goodwill	3,283,454	3,283,454
Deferred Tax Assets	307,671	341,000
Other Assets	7,726	7,726
Total Assets	$57,210,437	$56,565,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$1,559,641	$1,495,513
Accounts Payable	14,875,460	13,041,377
Accrued Payroll and Commissions	2,544,070	3,139,698
Other Accrued Liabilities	1,718,603	1,987,740
Income Taxes Payable	—	7,382
Total Current Liabilities	20,697,774	19,671,710

Long-Term Liabilities
Line of Credit	8,213,268	7,691,237
Long-Term Debt, Net of Current Maturities	5,239,486	5,954,669
Other Long-Term Liabilities	861,397	975,615
Total Long-Term Liabilities	14,314,151	14,621,521
Total Liabilities	35,011,925	34,293,231
Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,747,831 Shares Issued and Outstanding at September 30, 2016, 2,746,325 Shares Issued and Outstanding at December 31, 2015	27,478	27,463
Additional Paid-In Capital	15,746,605	15,766,013
Accumulated Other Comprehensive Loss	(62,936)	(62,936)
Retained Earnings	6,237,365	6,291,316
Total Shareholders’ Equity	22,198,512	22,271,856
Total Liabilities and Shareholders’ Equity	$57,210,437	$56,565,087

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2016	2015
Cash Flows From Operating Activities
Net Loss	$(53,951)	$(694,755)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation	1,565,716	1,618,791
Amortization	142,991	50,312
Compensation on Stock-Based Awards	994	1,320
Compensation on Equity Appreciation Rights	5,950	(94,652)
Deferred Taxes	33,329	55,685
Loss on Disposal of Property and Equipment	2,473	1,129
Changes in Current Operating Items
Accounts Receivable	743,068	(1,625,756)
Inventories	(1,557,078)	(1,729,429)
Prepaid Expenses	323,344	(377,554)
Income Taxes Receivable	(207,295)	(530,028)
Income Taxes Payable	(7,382)
Accounts Payable	1,857,082	5,238,304
Accrued Payroll and Commissions	(595,628)	422,436
Other Accrued Liabilities	(378,606)	1,592,378
Net Cash Provided by Operating Activities	1,875,007	3,928,181
Cash Flows from Investing Activities
Proceeds from Sale of Assets	3,000	—
Business Acquisition, Net of Cash Acquired	—	(1,990,143)
Purchases of Property and Equipment	(1,663,821)	(1,456,795)
Net Cash Used in Investing Activities	(1,660,821)	(3,446,938)
Cash Flows from Financing Activities
Borrowings on Line of Credit	89,714,458	83,642,816
Repayments on Line of Credit	(89,192,427)	(84,744,548)
Proceeds from Long-Term Debt	466,000	1,358,767
Principal Payments on Long-Term Debt	(1,121,624)	(755,247)
Debt Issuance Costs	—	(48,745)
Excess Tax Benefits from Stock-Based Compensation	(25,209)	911
Proceeds from Issuance of Common Stock	4,822	10,666
Net Cash Used by Financing Activities	(153,980)	(535,380)
Net Increase (Decrease) in Cash	60,206	(54,137)
Cash - Beginning	887	66,371
Cash - Ending	$61,093	$12,234
Supplemental Disclosure of Cash Flow Information Cash Paid During the Period for Interest	$394,339	$320,381
Supplemental Noncash Investing and Financing Activities Capital Expenditures in Accounts Payable	$31,068	$13,700

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

Principles of Consolidation

The consolidated financial statements include the accounts of Nortech Systems Incorporated and its wholly owned subsidiaries, Manufacturing Assembly Solutions of Monterrey, Inc., Nortech, Nortech Systems Hong Kong Company, Limited and Nortech Systems Suzhou Company, Limited. All significant intercompany accounts and transactions have been eliminated.

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

Stock Options

Following is the status of all stock options as of September 30, 2016, including changes during the nine-month period then ended:

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2016	139,750	$6.66
Exercised	(1,507)	3.20
Cancelled	(59,493)	7.18
Outstanding - September 30, 2016	78,750	$6.33	2.19	$8,000
Exercisable - September 30, 2016	78,750	$6.33	2.19	$8,000

The total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was approximately $1,000 and $8,000, respectively. Cash received from options exercised during the nine months ended September 30, 2016 and 2015 was approximately $5,000 and $11,000, respectively. There were no options exercised during the three months ended September 30, 2016 and 2015. There were no stock options granted during the three and nine months ended September 30, 2016 and 2015.

Total compensation expense related to stock options for the three months ended September 30, 2016 and 2015 was approximately $0 and $2,000, respectively. Total compensation expense related to stock options for the nine months ended September 30, 2016 and 2015 was approximately $1,000. As of September 30, 2016 there was no remaining unrecognized compensation.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors adopted the Nortech Systems Incorporated Equity Appreciation Rights Plan (“2010 Plan”). The total number of Equity Appreciation Right Units (“Units”) that can be issued under the 2010 Plan shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015. The 2010 Plan provides that Units issued shall fully vest three years from the base date as defined in the agreement unless terminated earlier. Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date. Unit redemption payments under the 2010 Plan shall be paid in cash within 90 days after we determine the book value of the Units as of the calendar year immediately preceding the redemption date.

On August 3, 2016, the Compensation Committee approved grants of equity appreciation rights to the non-employee members of the Board of Directors on that date. The grants were for 5,000 Units each, with the number of Units prorated to 3,333 for the two directors who were elected at the annual meeting. The Units vest in three years with a base period starting on January 1, 2016. No other grants of Units were made during the three and nine months ended September 30, 2016.

Total compensation expense (income) related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $12,000 and ($37,000) for the three months ended September 30, 2016 and 2015, respectively and $6,000 and ($95,000) for the nine months ended September 30, 2016 and 2015, respectively. The income for the three and nine months ended September 30, 2015 was the result of a change in the estimate of the appreciation of book value per share of common stock.

As of September 30, 2016 and December 31, 2015, approximately $87,000 and $143,000 is accrued under this plan, respectively. As of September 30, 2016, approximately $54,000 of this balance is included in other accrued liabilities and the remaining $33,000 balance was included in other long-term liabilities. As of December 31, 2015, approximately $61,000 of this balance is included in other accrued liabilities and the remaining $82,000 balance was included in other long-term liabilities.

Earnings per Common Share

For the three months ended September 30, 2016, 14,500 stock options were included in the computation of diluted per share amounts as their impact was dilutive. For the three months ended September 30, 2016, stock options of 64,250 were excluded because their inclusion would be antidilutive. For the nine months ended September 30, 2016, the effect of all stock options is antidilutive due to the net loss incurred, and, therefore, were not included in the computation of per-share amounts.

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

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts was approximately $633,000 and $320,000 at September 30, 2016 and December 31, 2015, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

For the three and nine month periods ended September 30, 2016, we increased our provision for doubtful accounts by $456,000 due to a customer bankruptcy.

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

Inventories are as follows:

	September 30	December 31
	2016	2015
Raw Materials	$14,868,590	$13,782,411
Work in Process	4,684,076	4,674,223
Finished Goods	2,835,128	2,478,423
Reserve	(645,271)	(749,612)

Total	$21,742,523	$20,185,445

Other Intangible Assets

Other intangible assets at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Customer Relationships	$1,302,000	$180,830	$1,121,170
Trade Names	$814,000	$50,875	$763,125
Bond Issue Costs	$79,373	$54,240	$25,133
Totals	$2,195,373	$285,945	$1,909,428

	December 31, 2015
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Customer Relationships	$1,302,000	$72,333	$1,229,667
Trade Names	$814,000	$20,350	$793,650
Bond Issue Costs	$79,373	$50,270	$29,103
Totals	$2,195,373	$142,953	$2,052,420

Amortization expense for the three and nine months ended September 30, 2016 was $47,663 and $142,992, respectively. Amortization expense for the three and nine months ended September 30, 2015 was $47,665 and $50,312, respectively.

Estimated future amortization expense related to these assets is approximately as follows:

Remainder of 2016	$31,000
2017	191,000
2018	191,000
2019	191,000
2020	191,000
Thereafter	1,114,428
Total	$1,909,428

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. No events were identified during the three and nine months ended September 30, 2016 that would require us to test for impairment.

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. No impairment expense was recorded during the three and nine months ended September 30, 2016.

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

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three and nine months ended September 30, 2016 and 2015. One division accounted for approximately 20% and 19% of net sales for the three and nine months ended September 30, 2016, respectively, and approximately 18% of net sales for the three and nine months ended September 30, 2015. The second division accounted for approximately 2% and 4% of net sales for the three and nine months ended September 30, 2016, respectively, and approximately 11% and 9% of net sales for the three and nine months ended September 30, 2015, respectively. Together they accounted for approximately 22% and 23% of net sales for the three and nine months ended September 30, 2016, respectively, and approximately 29% and 27% of net sales for the three and nine months ended September 30, 2015, respectively. Accounts receivable from the customer at September 30, 2016 and December 31, 2015 represented approximately 17% of our total accounts receivable.

Export sales represented approximately 13% and 12% of net sales for the three and nine months ended September 30, 2016, respectively. Export sales represented 12% of net sales for the three and nine months ended September 30, 2015.

NOTE 3. FINANCING ARRANGEMENTS

We have a credit agreement with Wells Fargo Bank (“WFB”) which was most recently amended on September 29, 2016 and provides for a line of credit arrangement of $15.0 million that expires, if not renewed, on May 31, 2018. The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on December 31, 2027, an equipment loan for $2.7 million and a term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018.

Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at three-month LIBOR + 2.25% (approximately 3.1% at September 30, 2016) while our real estate term notes bear interest at three-month LIBOR + 2.75% (approximately 3.6% at September 30, 2016). The weighted-average interest rate on our line of credit was 3.0% for the three and nine months ended September 30, 2016, respectively. We had borrowing on our line of credit of $8,213,268 and $7,691,237 outstanding as of September 30, 2016 and December 31, 2015, respectively. The line of credit requires a lock box arrangement; however there are no acceleration clauses that would accelerate the maturity of our outstanding borrowings.

The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, maintain certain financial performance, limits stock repurchases and limits the amount of annual capital expenditures.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At September 30, 2016, we have net unused availability under our line of credit of $6,069,923. The line is secured by substantially all of our assets.

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

Long-term debt at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30	December 31
	2016	2015
Term notes payable - Wells Fargo Bank, N.A.

Real estate term notes bearing interest at three month LIBOR + 2.75% maturing March 31, 2027, and December 31, 2027 with combined monthly payments of approximately $19,000 plus interest, secured by substantially all assets.	$2,472,945	$2,645,495

Equipment notes bearing interest at three month LIBOR + 2.75% maturing May 2018 with a combined monthly payments of approximately $46,000 plus interest, secured by substantially all assets	2,648,680	2,633,740

Industrial revenue bond payable to the City of Blue Earth, Minnesota which bears a variable interest rate (approx. 0.25% at March 31, 2016), and has a maturity date of June 1, 2021, with principal of $80,000 payable annually on June 1	200,000	280,000

Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	704,480	903,128

Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	915,824	1,174,066
	6,941,929	7,636,429

Discount on Devicix Notes Payable	(112,336)	(142,072)
Debt issuance Costs	(30,466)	(44,175)

Total long-term debt	6,799,127	7,450,182
Current maturities of long-term debt	(1,559,641)	(1,495,513)
Long-term debt - net of current maturities	$5,239,486	$5,954,669

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and nine months ended September 30, 2016 was (26%) and 51%, respectively. Our effective tax rate for the three and nine months ended September 30, 2015 was 38% and 36%, respectively. The effective tax rate for the year ended December 31, 2016 is expected to be 32% compared to 36% for the year ended December 31, 2015. The decrease is due mainly to the impact of the federal research and development credit.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Statutory federal tax benefit	$17,000	$(57,000)	$(38,000)	$(327,000)
State income taxes (benefits)	8,000	(6,000)	24,000	(32,000)
Income tax credits	(20,000)	(14,000)	(60,000)	(39,000)
Return to provision true up	(22,000)	5,000	(22,000)	5,000
Foreign tax benefit	44,000	—	44,000	—
Other	(40,000)	(4,000)	(4,000)	(4,000)
Income tax benefit	$(13,000)	$(76,000)	$(56,000)	$(397,000)

At September 30, 2016, we had $48,000 of net uncertain tax benefit positions remaining in other long-term liabilities related to research and development credits that would increase our effective income tax rate if recognized. At December 31, 2015, we had $51,000 of net uncertain tax benefit postions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes” which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The amendment takes effect for public entities for fiscal years beginning after December 15, 2016, with early adoption available. We have adopted the standard in this report and reclassified comparative periods for consistency.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2022.

Rent expense for the three and nine months ended September 30, 2016 amounted to approximately $284,000 and $877,000 respectively. Rent expense for the three and nine months ended September 30, 2015 amounted to approximately $272,000 and $635,000, respectively.

Approximate future minimum lease payments under non-cancelable leases subsequent to September 30, 2016 are as follows:

Years Ending
December 31,	Amount
2016	$219,000
2017	875,000
2018	779,000
2019	622,000
2020	376,000
Thereafter	312,000
Total	$3,183,000

NOTE 6.  ACQUISITIONS

On July 1, 2015, we completed the acquisition of substantially all of the assets of Devicix, LLC upon the terms and conditions contained in an Asset Purchase Agreement entered into on June 17, 2015. The asset purchase agreement includes earnout consideration payable within 90 days of the completion of each of the first four 12-month periods after July 1, 2015. The earnout will be equal to 15% of eligible engineering revenue over a $6,000,000 threshold and 3% of eligible production revenue. The maximum dollar amount of earnout payments under the Asset Purchase Agreement is $2,500,000. As of the acquisition date, we estimated the fair value of the contingent consideration to be $851,000, using a probability weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a level 3 measurement as defined in ASC 820. The first revenue target, assessed at June 30, 2016, was only partially met. Based on actual results to date and current project updates, the Company revised its related revenue forecast resulting in a $45,000 reduction of the remaining contingent liability. The offset to this reduction was recorded in general and administrative expenses in the Company’s consolidated statement of operations for the nine month period ended September 30, 2016. The revised estimated fair value of the contingent consideration is $806,000 at September 30, 2016, and is included in other accrued liabilities on the balance sheet, using a probability weighted discounted cash flow model.

The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2015:

Pro Forma
Nine Months Ended
September 30, 2015
(unaudited)
Net Sales	$86,065,773

Loss from Operations	$(449,260)

Net Loss	$(519,516)

Basic & Diluted
Loss per Common Share	$(0.19)

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

NOTE 7.  PLANT CLOSURE

On August 1, 2016 the Company announced plans to close its manufacturing operations in Augusta, Wisconsin, by the end of 2016. Nortech has operated a facility in Augusta since 1992, serving mainly an industrial customer base and defense overflow production that aligned with their custom cable capabilities. Nortech will consolidate operations at its other facilities, continuing to serve customers without interruption. This consolidation will increase Nortech’s overall asset utilization and cost leveraging. Approximately 50 employees at the Augusta facility will be affected. At September 30, 2016, we accrued $55,000 as a result of the planned closing. The Company has property and equipment with net book value of $415,000 at the Augusta facility, consisting of building and improvements of $318,000 and equipment of $97,000 at September 30, 2016. The Company intends to relocate the equipment to other facilities and sell the building.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Maple Grove, Minnesota based full-service electronics manufacturing services (“EMS”) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries. We provide value added engineering services and technical support including design, testing, prototyping and supply chain management to customers mainly in the aerospace and defense, medical, and industrial equipment markets. We maintain facilities in Bemidji, Blue Earth, Eden Prairie, Mankato, Merrifield, and Milaca, Minnesota; Augusta, Wisconsin; Monterrey, Mexico; and Suzhou, China. All of our facilities are certified to one or more of the ISO/AS standards, including 9001, AS9100 and 13485, with most having additional certifications based on the needs of the customers they serve.

2016 Third Quarter Highlights

The third quarter of 2016 saw operating profit improvement on revenue of $29.7 million resulting in a gross margin of 12.7%, which is 320 basis points higher than the prior year’s third quarter. The gross margin was favorably impacted by our medical products and engineering service mix, lower material costs and selective pricing actions.

Operating profit for the third quarter of 2016 was $190,000, as compared to an operating loss of $66,000 for the prior year’s third quarter, an increase of $256,000. For the first nine months of the year ended 2016, income from operations was $301,000, as compared to a loss from operations of $751,000 for the same period last year, an improvement of $1.1 million. Negatively impacting the operating income for the three and nine months ended September 30, 2016, was an increase in our provision for doubtful accounts by $456,000 from a customer bankrupcy at the end of the third quarter.

Revenue for the nine month period ended September 30, 2016, of $87.6 million, increased by 4.6% over the prior year’s comparable period, led by our medical customers in both manufacturing and engineering services. Our investment in engineering services aided our medical market growth. Our defense revenue continues to adjust to the lower industry demand, while our industrial customers are down due to industry and economic factors in the oil, gas, energy and transportation market sectors.

The results for the three and nine month periods ended September 30, 2016, show progress in our transformation. The strategic investments in the past two years have positioned us to better capitalize on growth opportunities in the medical markets and improve our competitiveness by expanding our global footprint. For industrial and defense markets, we are focused on improving our asset utilization and profitability while supporting early engagement, design for manufacturability and rapid prototyping to promote profitable sales growth in the future for these two markets.

Summary of Results

Revenue was $29.7 million in the third quarter of 2016, as compared to $30.4 million in the third quarter of the prior year, a decrease of $0.7 million or 2%. Revenue results were mixed by markets, the medical market increased by $2.9 million or 27%, in the third quarter of 2016 as compared to the same period last year, but was offset by a decrease of 25% in the industrial market. Revenue from the aerospace and defense markets increased by 6% in the third quarter of 2016 as compared to the third quarter of 2015. The defense market sales growth in the quarter was mainly due to catching up on past due backlog.

Third quarter revenue for the medical market increased due to demand for both manufacturing and engineering services. Devicix engineering services revenue before eliminations in the quarter was $1.8 million which accounted for $0.8 million or 27% of the $2.9 million increase as compared to the third quarter of 2015.

The net decrease in the industrial market sector of $3.8 million in the third quarter of 2016 as compared to the same quarter of 2015, resulted primarily from lower demand levels from our semiconductor, agriculture and transportation equipment customers.

Our third quarter gross profit increased to 12.7% of sales versus 9.5% in the third quarter of the prior year. Our gross profit percentage for the nine months ended September 30, 2016 was 11.7% compared to 9.8% for the nine months ended September 30, 2015. Gross profit improvements in both the third quarter and the first nine months of the year were driven by the sales growth and mix in medical products and engineering services, selective price actions, and lower material costs. Cost of goods sold for the three and nine months ended September 30, 2016, includes $216,000 and $579,000 of startup costs for our new Asia manufacturing facility, respectively.

Selling, general and administrative expenses for the three months ended September 30, 2016 and 2015 was $3.6 million or 12.1% of sales and $3.0 million or 9.7% of sales, respectively, an increase of $640,000. Selling, general and administrative expenses for the nine months ended September 30, 2016 and 2015 was $10.0 million or 11.4% of sales and $8.9 million or 10.7% of sales, respectively, an increase of $1.1 million. The increase in selling, general and administrative expense was due in part to an increase in our provision for doubtful accounts by $456,000 due to a customer bankruptcy, as well as increased operating expenses for Devicix engineering services and new China facility.

Third quarter 2016 income from operations was $190,000 as compared to an operating loss of $66,000 for the third quarter in 2015. For the first nine months of 2016, income from operations was $301,000 as compared to a loss from operations of $751,000 for the same period last year. The improvement of $256,000 for the quarter and $1.1 million for the nine months was due to the gross margin improvement in the mix of medical products and services, pricing adjustments and cost reductions.

Net income for the three months ended September 30, 2016 was $63,000 or $0.02 per basic and diluted common share, compared to net loss for the three months ended September 30, 2015 of $124,000 or $0.05 per basic and diluted common share. Net loss for the first nine months of 2016 was $54,000 or $0.02 per basic and diluted common share, compared to net loss of $695,000 or $0.25 per basic and diluted common share for the same period in 2015.

Cash provided by operating activities for the first nine months of 2016 was $1.9 million, as compared to cash provided by operating activities in the first nine months of 2015 of $3.9 million. The noncash addback of depreciation and amortization along with increased receivable collections and increases in accounts payable, through the extension of terms and conditions, has positively impacted cash flows and offset the increase in inventory.

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	87.3	90.5	88.3	90.2
Gross Profit	12.7	9.5	11.7	9.8

Selling Expenses	3.8	4.1	4.3	4.7
General and Administrative Expenses	8.3	5.6	7.1	6.0
Income (Loss) from Operations	0.6	(0.2)	0.3	(0.9)

Other Expenses, Net	(0.4)	(0.4)	(0.4)	(0.4)
Income (Loss) Before Income Taxes	0.2	(0.6)	(0.1)	(1.3)

Income Tax Benefit	0.0	(0.2)	0.0	(0.5)
Net Income (Loss)	0.2%	(0.4)%	(0.1)%	(0.8)%

Net Sales

We reported net sales of $29.7 million for the three months ended September 30, 2016 and $30.4 million for the three months ended September 30, 2015. We reported net sales of $87.6 for the nine months ended September 30, 2016 and $83.8 million for the prior year’s comparable period.

For the third quarter of 2016, our medical and defense customers led the increase in revenue, up 27% and 6%, respectively, over the prior year’s third quarter, and 34% and 16%, respectively, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. Devicix engineering services revenue before eliminations for the third quarter of 2016 was $1.8 million, which accounted for a $0.8 million increase in medical revenue before eliminations as compared to the third quarter of 2015. For the nine months ended September 30, 2016, Devicix engineering services revenue before eliminations was $5.4 million, which accounted for a $4.4 million increase in medical revenue before eliminations as compared to the same period in 2015, which was due to the acquisition of Devicix taking place on July 1, 2015. These increases were offset by a decrease in revenue from our industrial customers of 25% for the third quarter of 2016, as compared to the third quarter of 2015, and 17% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. Our industrial customers in the agriculture, energy, transportation and semi-conductor market sectors are being impacted by a sluggish overall economy so far during 2016.

Net sales by our major EMS industry markets for the three and nine month periods ended September 30, 2016 and 2015 were as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2016	2015	%	2016	2015	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	4,240	4,004	6	12,427	10,724	16
Medical	13,776	10,887	27	38,058	28,376	34
Industrial	11,702	15,518	(25)	37,129	44,650	(17)
Total Sales	29,718	30,409	(2)	87,614	83,750	5

Backlog

Our 90-day order backlog as of September 30, 2016 was $23.9 million, a 5% increase from the beginning of the quarter and flat as compared to the prior year. Backlog for our medical customers has increased 35% over the prior year and 7% over the prior quarter. The aerospace and defense backlog decreased 26% from the beginning of the quarter as past due orders were reduced significantly and our industrial customers’ backlog increased 24% from the beginning of the quarter improving our position heading into the fourth quarter for those customer trying to finish out the year strong. Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.

90 day backlog by our major EMS industry markets are as follows:

	Backlog as of the Quarter Ended
	September 30	June 30	September 30
(in thousands)	2016	2016	2015

Aerospace and Defense	$3,565	$4,791	$5,455
Medical	12,282	11,428	9,120
Industrial	8,074	6,526	9,396
Total Backlog	$23,921	$22,745	$23,971

Our 90 day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit

Gross profit as a percent of net sales for the three months ended September 30, 2016 and 2015, was 12.7% and 9.5%, respectively. Gross profit as a percentage of net sales for the nine months ended September 30, 2016 and 2015, was 11.7% and 9.8%, respectively. The increase in gross profit in the third quarter and the first nine months of 2016 was due to medical mix and volume, increased engineering service revenue, selective pricing actions and material cost reductions.

Selling Expense

Selling expense for the three months ended September 30, 2016 and 2015 was $1.1 million or 3.8% of sales and $1.2 million or 4.1% of sales, respectively. Selling expense for the nine months ended September 30, 2016 and 2015 was $3.7 million or 4.3% of sales and $3.9 million or 4.7% of sales, respectively. The decrease is due to the timing of expenses. We expect to continue at an increased rate of funding for business development activities and marketing initiatives to maintain existing business and stimulate sales growth.

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2016 and 2015, were $2.5 million or 8.3% of sales and $1.7 million or 5.3% of sales, respectively. General and administrative expenses for the nine months ended September 30, 2016 and 2015, were $6.3 million or 7.1% of sales and $5.0 million or 5.9% of sales, respectively. The increase in general and administrative expense for the periods listed was due an increase in our provision for doubtful accounts by $456,000 due to a customer bankruptcy, along with additional costs related to operating expenses for Devicix engineering services and new China facility.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and nine months ended September 30, 2016 was (26%) and 51%, respectively. Our effective tax rate for the three and nine months ended September 30, 2015 was 38% and 36%, respectively. The effective tax rate for the year ended December 31, 2016 is expected to be 32% compared to 36% for the year ended December 31, 2015. The decrease is due mainly to the impact of the federal research and development credit.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2016	2015	2016	2015
Statutory federal tax benefit	$17,000	$(57,000)	$(38,000)	$(327,000)
State income taxes (benefits)	8,000	(6,000)	24,000	(32,000)
Income tax credits	(20,000)	(14,000)	(60,000)	(39,000)
Return to provision true up	(22,000)	5,000	(22,000)	5,000
Foreign tax benefit	44,000	—	44,000	—
Other	(40,000)	(4,000)	(4,000)	(4,000)
Income tax benefit	$(13,000)	$(76,000)	$(56,000)	$(397,000)

Liquidity and Capital Resources

We have satisfied our liquidity needs over the past several years with cash flows generated from operations and an operating line of credit through WFB. We also have real estate and equipment term loans. We have a credit agreement with WFB which was most recently amended on September 29, 2016 and provides for a line of credit arrangement of $15.0 million that expires, if not renewed, on May 31, 2018. The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on December 31, 2027, an equipment loan for $2.7 million and a term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018.

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

On September 30, 2016, we had outstanding advances of $8.2 million under the line of credit and unused availability of $6.1 million supported by our borrowing base. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs. Our working capital was $20.4 and $20.7 million as of September 30, 2016 and December 31, 2015, respectively.

Our credit agreement with WFB requires us to maintain a minimum fixed charge coverage ratio of not less than 1.15 to 1.00. The fixed charge coverage ratio at September 30, 2016 was 1.38 to 1.00.

Net cash provided by operating activities for the nine months ended September 30, 2016 was $1.9 million. The noncash addback of depreciation and amortization positively impacted cash flows along with decreases in accounts receivable and increases in accounts payable, through the extension of terms and conditions, offset by increases in inventory.

Net cash used in investing activities of $1.7 million for the nine months ended September 30, 2016 is comprised of property and equipment purchases to support the business, including $356,000 in purchases related to our investment in China.

Cash conversion cycle:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Days in trade accounts receivable	55	63
Days in inventory	77	73
Days in accounts payable	(53)	(52)
Cash conversion cycle	79	84

We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory and accounts payable as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate cash conversion cycle as the sum of days in receivable and inventory less days in accounts payable. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms and the timing of revenue recoginition and inventory purchases within the period. Days in accounts receivable for the nine months ended September 30, 2016, improved eight days compared to the nine months ended September 30, 2015, as a result of timing of collections. The improvements were partially offset by an increase in Days in Inventory which was caused by increased inventory on hand related to delays in shipments, delays in new product launches, product transfer safety stock and projects on hold for customer design issues.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adoption of this ASU on our consolidated financial statements.

During February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. We are currently assessing the effect that ASU 2016-02 will have on its results of operations, financial position and cash flows.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This standard changes the measurement principle for certain inventory methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This standard does not apply to inventory that is measured using Last-in First-out (“LIFO”) or the retail inventory method. The provisions of ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial statements.

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

•                  Dependence on certain customers;

•                  Possible customer cancellations of orders, impact of financial difficulty of customers and other factors that could cause losses relating to customer orders;

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 6. EXHIBITS

Exhibits

10.1*	Ninth Amendment to Third Amended and Restated Credit and Security Agreement effective as of September 29, 2016 between the Company and Wells Fargo Bank, National Association.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Consolidated Financial Statements.

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: November 2, 2016	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Executive Officer and President
Nortech Systems Inc.

Date: November 2, 2016	by	/s/ Paula M. Graff

Paula M. Graff
Vice President and Chief Financial Officer
Nortech Systems Inc.