Form 10-K
period 2016-12-31
NORTECH SYSTEMS INC
filed 2017-03-08
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2016

OR

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from            to

NORTECH SYSTEMS INCORPORATED

(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $3.73 per share, was $4,533,953 on June 30, 2016.

Shares of common stock outstanding at February 28, 2017: 2,747,831.

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Shareholders’ Meeting have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission (the SEC) within 120 days after December 31, 2016, the end of our fiscal year.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10K

NORTECH SYSTEMS INCORPORATED

FORM 10-K

For the Year Ended December 31, 2016

PART   I

Item 1.   Business

We are a Minnesota corporation organized in December 1990, filing annual reports, quarterly reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, who file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

General

We are an Electronic Manufacturing Services (EMS) company with our headquarters in Maple Grove, Minnesota, a suburb of Minneapolis, Minnesota. We maintain facilities and operations in Minnesota and Wisconsin in the United States; Monterrey, Mexico; and Suzhou, China. We offer a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our manufacturing and engineering services include complete medical devices, printed circuit board assemblies, wire and cable assemblies, and complex higher level electromechanical assemblies. The majority of our revenue is derived from products built to the customer’s design specifications.

Our breadth of manufacturing, technical expertise and experience make us attractive to our broad customer base. Our customers are original equipment manufacturers (OEMs) in the Aerospace/Defense, Medical and Industrial markets. The diversity in the markets we serve is an advantage in dealing with the effects of fluctuations from the economy and competition. In the design phase, we provide technical support, subject matter expertise in design for manufacturing and testing capabilities that allow our customer programs to get to production faster while meeting both their quality and cost requirements. Our customers rely on our experience and capabilities in manufacturing and supply chain to manage and reduce cost over the life cycle of their products. This requires a strong relationship with our customers based on a trusting partnership as we perform as an extension of their operations.

In addition to industry standard certifications we actively manage quality metrics throughout product life-cycle at all levels of the organization to provide real-time, pro-active support to our customers and their projects. Process validation is performed through the strict phases of installation qualification, operation qualification and performance qualification.

Business Segment

All of our operations fall under the Contract Manufacturing segment within the EMS industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ needs. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our financial information is consolidated and evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

Business Strategy

The EMS industry has evolved into a dynamic, high-tech, regulated global electronics contract services industry. We continue to expand our capabilities and foot print to better meet these changing market requirements. Along with offering technical expertise in our quality processes, engineering design applications and testing, we are also increasing our focus on supplier-managed inventory services and the cost drivers throughout the global supply chain. We continue to transform our business model from one that is less transactional and price/commodity driven to a solution based model focused on value added services. We continue to pursue acquisitions, mergers, and/or joint ventures of companies in the EMS industry to expand our service offering, advance our competitive edge, grow our customer base and increase revenues. Our strategic objectives and our history have been based on both organic and acquired growth.

Our quality systems and processes are based on International Standards Organization (ISO) standards with all facilities certified to ISO 9001 and/or Aerospace Systems (AS) 9100 standards. We also have ISO 13485 certification which recognizes our quality management systems applicable to contract design, manufacture and repair of assemblies for the medical industry. Our Milaca operation is a U.S. Food and Drug Administration (FDA) registered facility. These certifications and registrations provide our customers assurance of our capabilities and proven processes. All of our facilities are certified to one or more of the ISO/AS standards, with most having additional certifications based on the requirements of their customers.

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

Our customer emphasis continues to be on companies that require an electronic manufacturing partner with a high degree of manufacturing and quality sophistication, including statistical process control, statistical quality control, ISO standards, Military Specifications, AS 9100 and FDA facility registration. We continue efforts to penetrate our existing customer base and expand market opportunities with participation in industry forums and selected trade shows. We target customers who value proven manufacturing performance, design, project management and application engineering expertise and who value the flexibility to manage the supply chain of a high mix of products and services. We market our services through a mix of traditional marketing outreach, a specialized business development team and independent manufacturers’ representatives. For more information on our marketing and service offerings see our web site at nortechsys.com. The information on our company’s website is not part of this filing.

Sources and Availability of Materials

We currently purchase the majority of our electronic components globally and directly from electronic component manufacturers and large electronic distributors. On occasion some of our components may be placed on a stringent allocation basis; however, we are not currently experiencing any major material purchasing or availability problems.

Major Customers

Our largest customer has two divisions that together accounted for approximately 24% and 27% of net sales for the years ended December 31, 2016 and 2015, respectively. One division accounted for approximately 20% and 18% of net sales for the years ended December 31, 2016 and 2015, respectively. The second division accounted for approximately 4% and 9% of net sales for the years ended December 31, 2016 and 2015, respectively.

Patents and Licenses

We are not presently dependent on a proprietary product requiring licensing, patent, copyright or trademark protection. We believe our success depends more on our technical expertise, trade secrets, supply chain and manufacturing skills.

Competition

The contract manufacturing EMS industry’s competitive makeup includes small closely held contract manufacturing companies, large global full-service contract manufacturers, company-owned in-house manufacturing facilities and foreign contract manufacturers. We do not believe that the small closely held operations pose a significant competitive threat in the markets and customers we serve, as they generally do not have the complete manufacturing and engineering services or capabilities required by our target customers. We do believe the larger global full service and foreign manufacturers are more focused on higher volume customer engagements and we do not see them as our primary competition. We continue to see opportunities with OEM companies that have their own in-house electronic manufacturing capabilities as they evaluate their internal costs and investments against outsourcing to contract manufacturers like us. We do see trends of the low volume, high mix customer demand going to a regional supply base. This is a good fit with our operations in US, Mexico and Asia. We continue to study and investigate other regions and global alternatives to meet our competitive challenges and customer requirements.

Research and Development

We perform research and development for customers on an as requested, project and program basis for development of conceptual engineering and design activities as well as products moving into production. We did not expend significant dollars in 2016 or 2015 on company-sponsored product research and development.

Environmental Law Compliance

We believe that our manufacturing facilities are currently operating under compliance with local, state, and federal environmental laws. We have incurred, and plan to continue incurring, the expenditures we deem necessary for compliance with applicable laws. Any environmental-oriented equipment is capitalized and depreciated over a seven-year period. The annualized depreciation expense for this type of environmental equipment is insignificant. Expenditures relating to compliance for operating facilities incurred in the past have not significantly affected our capital expenditures, earnings or competitive position.

Government Regulation

As a medical device manufacturer we have additional compliance requirements. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (QSR) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA.

Employees

We have 782 full-time and 122 part-time/temporary employees as of January 31, 2017. Manufacturing personnel, including direct, indirect support and sales functions, comprise 866 employees, while general administrative employees total 38. At January 31, 2016 we had 740 full-time and 101 part-time/temporary employees.

Foreign Operations and Export Sales from Our Domestic Operations

We have leased manufacturing facilities in Monterrey, Mexico and Suzhou, China with approximately $1,238,000 and $362,000 in long-term assets at December 31, 2016, respectively. Export sales from our domestic operations represented 8% and 13% of net sales the years ended December 31, 2016 and 2015, respectively. The decrease in export sales relates to the increase in sales originating from Mexico and China.

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

The economic conditions in the United States and around the world could adversely affect demand for our products and services and the financial health of our customers.

Demand for our products and services depends upon worldwide economic conditions, including but not limited to overall economic growth rates, construction, consumer spending, financing availability, employment rates, interest rates, inflation, consumer confidence, defense spending levels, and the profits, capital spending, and liquidity of industrial companies.

An economic downturn or financial market turmoil may depress demand for our equipment in all major geographies and markets. If our original equipment manufacturers are unable to purchase our products because of unavailable credit or unfavorable credit terms, depressed end-user demand, or are simply unwilling to purchase our products, our net sales and earnings will be adversely affected. Also, we are subject to the risk that our customers will have financial difficulties, which could harm their ability to satisfy their obligation to pay accounts receivable. Further, an economic downturn may affect our ability to satisfy the financial covenants in the terms of our financing arrangements.

We operate in the highly competitive EMS industry and we depend on continuing outsourcing by OEM’s.

We compete against many EMS companies. The larger global competitors have more resources and greater economies of scale and have more geographically diversified international operations. We also compete with OEM operations that are continually evaluating manufacturing products internally against the advantages of outsourcing or delaying their decision to outsource. We may also be at a competitive disadvantage with respect to price when compared to manufacturers with excess capacity, lower cost structures and availability of lower cost labor.

Competitive factors in our targeted markets are believed to be quality, the ability to meet delivery schedules, customer service, technology solutions, geographic location and price. We also expect that our competitors will continue to improve the performance of their current products or services, to reduce their current products or service sales prices and improve services that maybe offered. Any of these could cause a decline in sales, loss of market share, or lower profit margin.

The availability of excess manufacturing capacity of our competitors also creates competitive pressure on price and winning new business. We must continue to provide a quality product, be responsive and flexible to customers’ requirements, and deliver to customers’ expectations. Our lack of execution could have an adverse effect on our results of operations and financial condition.

We may not meet regulatory quality standards applicable to our manufacturing and quality processes which could have an adverse effect on our business.

As a medical device manufacturer we have additional compliance requirements. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA. If any FDA inspection reveals noncompliance with QSR or other FDA regulations, it could adversely affect our operations.

A large percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us.

Our largest customer has two divisions that account for 24% and 27% of net sales for the years ended December 31, 2016 and 2015, respectively. The loss of a substantial portion of net sales to our largest customers could have a material adverse effect on us.

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

Our exposure to financially troubled customers or suppliers may adversely affect our financial results.

We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty we could have difficulty sourcing supply necessary to fulfill production requirements and meet scheduled shipments. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivable are outstanding.

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

Anti-Corruption and Trade Laws - We may incur costs and suffer damages if our employees, agents, or suppliers violate anti-bribery, anti-corruption or trade laws and regulations.

Laws and regulations related to bribery, corruption and trade, and enforcement thereof, are increasing in frequency, complexity and severity on a global basis. The continued geographic expansion of our business into China increases our exposure to, and cost of complying with, these laws and regulations. If our internal controls and compliance program do not adequately prevent or deter our employees, agents, suppliers and other third parties with whom we do business from violating anti-corruption laws, we may incur defense costs, fines, penalties, reputational damage and business disruptions.

Changes in currency translation rates could adversely impact our revenue and earnings.

Changes in exchange rates will impact our reported sales and earnings. A majority of our manufacturing and cost structure is based in the United States. In addition, decreased value of local currency may adversely affect demand for our products and may adversely affect the profitability of our products in U.S. dollars in foreign markets where payments are made in the local currency.

Operating in foreign countries exposes our operations to risks that could adversely affect our operating results.

We operate manufacturing facilities in Mexico and China. Our operations in those countries are subject to risks that could adversely impact our financial results, such as economic or political volatility, foreign legal and regulatory requirements, international trade factors (export controls, trade sanctions, duties, tariff barriers and other restrictions), protection of our proprietary technology in certain countries, potentially burdensome taxes, crime, employee turnover, staffing, managing personnel in diverse culture, labor instability, transportation delays, and foreign currency fluctuations.

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

Our strategy is to grow our business organically and through acquisitions, alliances and joint venture arrangements. We will continue to pursue and acquire additional businesses in the EMS industry that fit our long-term objectives for growth and profitability. The success of our acquisitions will depend on our ability to integrate the new operations with the existing operations. The Company cannot ensure that the expected benefits of any acquisition will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact the operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Other acquisition risks include delays in realizing benefits from the acquired companies or products; difficulties due to lack of or limited prior experience in any new product or geographic markets we enter; unforeseen losses of customers of, or suppliers to, acquired businesses; difficulties in retaining key employees of the acquired businesses; or challenges arising from increased geographic diversity and complexity of our operations and our information technology systems. The price we pay for a business may exceed the value we realize and we cannot assure you that we will achieve the expected synergies and benefits of any acquisition. Acquisitions may result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results.

If we fail to comply with the covenants contained in our credit agreement we may be unable to secure additional financing and repayment obligations on our outstanding indebtedness may be accelerated.

Our credit agreement contains financial and operating covenants with which we must comply. As of December 31, 2016, we were in compliance with these covenants. However, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

We are dependent on our management information systems for order, inventory and production management, financial reporting, communications and other functions. If our information systems fail or experience major interruptions, including those relating to cyber-security or arising from cyber-attacks, our business and our financial results could be adversely affected.

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

Natural disasters, such as tornadoes and earthquakes, and possible future changes in climate could negatively impact our business and supply chain. Our properties may be exposed to rare catastrophic weather events, such as severe storms and/or floods. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. In countries that we rely on for operations and materials, such as Mexico and China, potential natural disasters or future climate changes could disrupt our manufacturing operations, reduce demand for our customers’ products and increase supply chain costs.

Item 1B.   Unresolved Staff Comments

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.   Properties

Administration

Our corporate headquarters consists of an approximately 19,000 square feet building located in Maple Grove, Minnesota, a northwestern suburb of Minneapolis, Minnesota. The corporate headquarters has a lease that expires in November 2022. Approximately 1,500 Sq. Ft. of our Bemidji manufacturing facility is used for corporate financial and information systems shared services.

Manufacturing facilities

Our manufacturing facilities are in good operating condition and we believe our overall production capacity is sufficient to handle our foreseeable manufacturing needs and customer requirements. The following are our manufacturing facilities as of December 31, 2016:

			Manufacturing
			Space	Office Space	Total
Location	Own/Lease	Lease End Date	Square Feet	Square Feet	Square Feet
Bemidji, MN	Own		56,000	13,000	69,000
Blue Earth, MN	Own		92,000	48,000	140,000
Merrifield, MN	Own		34,000	12,000	46,000
Eden Prairie, MN	Lease	December 31, 2018	—	15,000	15,000
Milaca, MN	Lease	December 31, 2018	15,000	5,000	20,000
Mankato, MN	Own		43,000	15,000	58,000
Augusta, WI *	Own		15,000	5,000	20,000
Monterrey, Mexico	Lease	December 31, 2019	45,000	1,000	46,000
Suzhou, China	Lease	December 31, 2021	27,000	3,000	30,000

* Closed on January 31, 2016 and currently being sold.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 28, 2017, there were 681 shareholders of record. Our stock is listed on the NASDAQ Capital Market under the symbol “NSYS”. We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2016 or 2015. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, limitations on payments of dividends present in our current or future debt agreements, and other factors.

Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High

March 31, 2016	$3.66	$4.25
June 30, 2016	$3.59	$3.89
September 30, 2016	$3.66	$4.52
December 31, 2016	$3.48	$4.14

March 31, 2015	$4.90	$5.98
June 30, 2015	$4.19	$5.08
September 30, 2015	$3.87	$4.59
December 31, 2015	$3.88	$4.32

Sales of Unregistered Securities:

We did not have any unregistered sales of equity securities in 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

We did not make any purchases of our equity securities in 2016.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Minnesota based full-service EMS contract manufacturer offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex wire and cable assemblies, printed circuit board assemblies, higher-level assemblies, medical devices and other box builds for a wide range of industries. We serve three major markets within the EMS industry: Aerospace and Defense, Medical, and the Industrial market which includes industrial equipment, transportation, vision, agriculture, oil and gas. In Minnesota, we have facilities in Bemidji, Blue Earth, Eden Prairie, Mankato, Merrifield, Milaca and Maple Grove. We also had facilities as of December 31, 2016 in Augusta, Wisconsin; Monterrey, Mexico and Suzhou, China. We have since closed our manufacturing operations in Augusta, Wisconsin on January 31, 2017. (See Note 9 to our Financial Statements)

The majority of our revenue is derived from products built to the customer’s design specifications following a wide range of manufacturing processes, from simple to highly complex. Our goal is to expand and diversify our customer base by focusing on sales and marketing efforts that fit our value-added service strategy. During 2016, we continued our supply chain and lean manufacturing initiatives designed to reduce costs, improve asset utilization and increase responsiveness to customers. Our initiatives focused on improving quality and on-time delivery as well as improving our manufacturing processes and yields by doing it right the first time.

In 2016 we expanded operations in Suzhou, China for our strategic global customers that require support of their regional production. Start up costs decreased operating income for the year with production revenue starting in the second half of the year. Start up costs included in cost of goods sold in 2016 was $451,000.

Our net sales in 2016 were $116.6 million, compared to $115.2 million in 2015, an increase of 1.2%. Revenue from our medical customers in 2016 increased 30% over 2015, due to our increased emphasis on expanding our early engagement strategy and engineering services business. Revenue from our industrial customers decreased 21% year over year, due to industry and economic factors in the oil, gas, energy and transportation market sectors. Our defense revenue increased 11% year over year with the improvement coming from our unique capabilities in molded round cable technology.

The strategic investments in the past two years have positioned us to capitalize on growth opportunities in the medical markets and improve our competitiveness by expanding our global footprint. Our industrial and defense markets are focused on improving our asset utilization, as demonstrated by our closure of our Augusta, Wisconsin facility (see Note 9 to our Financial Statements), and profitability while transforming to a value added, solution-sell business model that supports early engagement, design for manufacturability and rapid prototyping.

Our 90-day backlog at December 31, 2016 was $20.5 million, compared to $20.7 million at the end of 2015. Our medical customers 90 day backlog increased 35% compared to the prior year end. The medical increase was offset by decreases in backlog to our defense customers, down 36%, and industrial customers, down 15%.

Our gross profit as a percentage of net sales was 11.9% and 10.5% for the years ended December 31, 2016 and 2015, respectively. The increase in gross profit for the year was driven by the mix in higher margin medical products and engineering services and selective price actions.

Our income from operations for the 2016 fiscal year was $629,000, an improvement of $1,051,000 compared to the 2015 loss from operations of $422,000.

Our net income in 2016 was $44,000 or $0.02 per diluted common share, compared to a net loss in 2015 of $571,000 or $0.21 per diluted common share.

Cash provided by operating activities for the year ended December 31, 2016 was $3.5 million. The noncash add back of depreciation and amortization along with favorable working capital adjustments has positively impacted the operating cash flows. Cash provided by operating activities for the year ended December 31, 2015 was $3.4 million.

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

Certain of the most critical estimates that require significant judgment are as follows:

Revenue Recognition

We recognize manufacturing revenue when we ship goods or the goods are received by our customer, when title has passed, all contractual obligations have been satisfied, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We also provide engineering services separate from the manufacturing of a product. Revenue for engineering services is generally recognized on a time and materials basis or upon completion of the engineering process. In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized when the repairs are completed and the repaired products are shipped back to the customer. Our net sales for services were less than 10% of our total sales for all periods presented, and accordingly, are included in net sales in the consolidated statements of income. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. In testing goodwill for impairment we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary. Based on the fourth quarter 2016 goodwill impairment test we concluded that goodwill was not impaired.

We recognize the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

Long-Lived Assets Impairment

We evaluate long-lived assets, primarily property and equipment, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on outstanding accounts receivable. An amount of judgment is required when assessing the ability to realize accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We believe the reserve is adequate for any exposure to loss in the December 31, 2016 accounts receivable. At December 31, 2016, our allowance for doubtful accounts was $883,000.

Inventory Reserves

Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We believe the total reserve at December 31, 2016, is adequate. At December 31, 2016 our inventory reserve was $673,000.

Operating Results

The following table presents our statements of income data as percentages of net sales for the indicated year:

	2016	2015
Net Sales	100.0%	100.0%
Cost of Goods Sold	88.1	89.5
Gross Profit	11.9	10.5

Selling Expenses	4.3	4.6
General and Administrative Expenses	7.1	6.3
Income (Loss) from Operations	0.5	(0.4)

Other Expense	0.5	0.4
Income Tax Expense (Benefit)	0.0	(0.3)
Net Income (Loss)	0.0%	(0.5)%

Net Sales

For the years ended December 31, 2016 and 2015, we had net sales of $116.6 million and $115.2 million, respectively, an increase of 1.2%. Revenue from our medical customers in 2016, increased 30% over 2015. Our Devicix engineering business, which we acquired on July 1, 2015, generated medical engineering services revenue of $6.6 million in 2016, which accounted for $4.0 million and 32% of the increase in medical revenue over 2015. Our industrial customers’ revenue decreased 21% year over year, due to industry and economic factors in the oil, gas, energy and transportation market sectors. Our defense revenue increased 11% year over year by our unique capabilities in molded round cable technology.

Net sales by our major EMS industry markets for the years ended December 31, 2016 and 2015 are as follows:

			%
(in thousands)	2016	2015	Change
Aerospace and Defense	$16,115	$14,458	11
Medical	53,836	41,308	30
Industrial	46,671	59,426	(21)
Total Net Sales	$116,622	$115,192	1

Backlog

Our 90 day backlog was approximately $20.5 million on December 31, 2016, compared to $20.7 million at December 31, 2015. Backlog for our medical customers increased 35%, due to our breadth of offerings in an added early engagement strategy, as well as component solutions for wire and cable assemblies and printed circuit board assemblies, while industrial customers backlog fell 15%, which was impacted by the sluggish transportation sector, and aerospace and defense backlog which decreased 36%, due to the timing of contracts and the reduction of past due orders.

90 day backlog by our major EMS industry markets are as follows:

	Backlog as of the Year Ended
	December 31%
(in thousands)	2016	2015	Change
Aerospace and Defense	$3,637	$5,678	(36)
Medical	10,799	8,004	35
Industrial	6,042	7,067	(15)
Total Backlog	$20,478	$20,749	(1)

Our 90 day backlog varies due to order size, manufacturing delays, inventory programs, contract terms and conditions and changes in timing of customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit

For the years ended December 31, 2016 and 2015, we had gross profit of $13.8 million and $12.1 million, respectively. Gross profit as a percentage of net sales was 11.9% and 10.5% for the years ended December 31, 2016 and 2015, respectively. The improvement in gross profit for the year was due to increased revenue to our medical device customers, our increased medical design engineering service revenue and selective pricing actions.

Selling

Selling expenses were $4.9 million or 4.3% of net sales for the year ended December 31, 2016 and $5.2 million or 4.6% of net sales for the year ended December 31, 2015. The decrease in selling expenses for 2016 is due to decreased incentive payouts due to low performance and other people related expenses. We expect to increase our investment in business development activities and marketing initiatives to maintain existing business and stimulate sales growth.

General and Administrative

General and administrative expenses were $8.3 million or 7.1% of net sales for the year ended December 31, 2016 and $7.2 million or 6.3% of net sales for the year ended 2015. The increase in general and administrative expense was due to an increase in our provision for doubtful accounts by $0.6 million due to a customer bankruptcy and a bad debt write off from a settlement, which resulted in the acquisition of certain intellectual property, along with additional full year costs related to operating expenses for Devicix medical engineering services operations of $0.5 million and the new China facility of $0.2 million, partially offset by the reduction in the contingent consideration related to the purchase of Devicix of $0.3 million.

Interest Expense

Interest expense for the years ended December 31, 2016 and 2015 was approximately $0.6 million and $0.5 million, respectively. The increase in the 3 Month Libor rate in 2016 drove the increase in interest expense.

Income Taxes

Income tax expense for the year ended December 31, 2016 was $35,000. Income tax benefit for the year ended December 31, 2015 was $316,000. The effective tax rate for fiscal 2016 and 2015 was 44.4% and 35.6%, respectively. Our 2016 tax rate was impacted by our China start up operations.

The statutory rate reconciliation for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Statutory federal tax provision (benefit)	$27,000	$(302,000)
State income taxes	(32,000)	3,000
Effect of foreign operations	107,000	(5,000)
Uncertain tax positions	2,000	(3,000)
Income tax credits	(134,000)	(125,000)
Valuation Allowance	49,000	86,000
Permanent differences	16,000	30,000
Income tax expense (benefit)	$35,000	$(316,000)

Net Income (Loss)

Our net income in 2016 was $44,000 or $0.02 per diluted common share. Net loss in 2015 was ($571,000) or ($0.21) per diluted common share. The 2015 net loss was primarily due to the gross profit impact of business expansion ramp up costs.

Liquidity and Capital Resources

We believe that our existing financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the foreseeable future.

Credit Facility

We have a credit agreement with Wells Fargo Bank which was most recently amended on January 12, 2017 and provides for a line of credit arrangement of $15.0 million that expires, if not renewed, on May 31, 2018. The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on December 31, 2027, an equipment loan for $2.7 million and a term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018. As of December 31, 2016, we have borrowed $684,000 against the $1.0 million capital term note.

Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at three-month LIBOR + 2.25% (approximately 3.25% at December 31, 2016) while our real estate term notes bear interest at three-month LIBOR + 2.75% (approximately 3.75% at December 31, 2016). The weighted-average interest rate on our line of credit was 3.1% and 2.8% for the twelve months ended December 31, 2016 and December 31, 2015, respectively. We had borrowing on our line of credit of $7,315,262 and $7,691,237 outstanding as of December 31, 2016 and December 31, 2015, respectively. We report our revolver as long term. The line of credit requires a lock box arrangement; however there are no subjective acceleration clauses that would accelerate the maturity of our outstanding borrowings.

As part of the July 1, 2015, Devicix acquisition, we entered into two unsecured subordinated promissory notes payable to the seller in the principal amounts of $1.0 million and $1.3 million. The $1.0 million promissory note has a four-year term, bearing interest at 4% per annum, requiring monthly principal and interest payments of $22,579 and is subject to offsets if certain revenue levels are not met. The $1.3 million promissory note has a four year term and bears interest at 4% per annum, requiring monthly principal and interest payments of $29,353 and is not subject to offset.

Our credit agreement requires us to maintain a fixed charge coverage ratio of not less than 1.05 to 1.00 through June 30, 2017 and 1.10 to 1.00 thereafter. We believe our performance will be sufficient to comply with this covenant going forward.

The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The availability under the line is subject to borrowing base requirements. At December 31, 2016, we have net unused availability under our line of credit of approximately $5.7 million as compared to $6.1 million at the end of 2015. The line is secured by substantially all of our assets.

Cash flows for the years ended December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Cash flows provided by (used in):
Operating activities	$3,534,125	$3,395,062
Investing activities	(1,953,208)	(3,668,608)
Financing activities	(1,389,505)	208,062
Effect of exchange rate changes on cash	75,905	0
Net change in cash	$267,317	$(65,484)

Cash provided by operating activities for the year ended December 31, 2016 was $3.5 million, comprised of the noncash add back of depreciation and amortization, as well as cash generated by our operations due to working capital changes. Cash provided by operating activities for the year ended December 31, 2015 was $3.4 million.

Net cash used in investing activities was $2.0 million and $3.7 million for the years ended December 31, 2016 and 2015, respectively. Cash used in investing activities in 2016 was primarily due to the purchase of property and equipment, of which $0.7 million related to expanding our operations in Mexico and China. Cash used in investing activities in 2015 was primarily due to the acquisition of Devicix and equipment purchases, including $0.9 million related to the addition of printed circuit board production capabilities in Mexico.

Net cash used in financing activities in 2016 of $1.4 million, consisted of a reduction in borrowings on the line of credit of $0.4 million, payments on long-term debt of $1.5 million, offset by additional borrowings of $0.5 million on our capital equipment note. Net cash provided by financing activities in 2015 of $0.2 million, consisted of additional borrowings of $1.6 million, offset by net repayments on the line of credit of $0.3 million and payments on long-term debt of $1.0 million.

Cash conversion cycle:

	Three months ended December 31,
	2016	2015
Days in trade accounts receivable	56	54
Days in inventory	76	67
Days in accounts payable	(51)	(45)
Cash conversion cycle	81	76

We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory and accounts payable as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate cash conversion cycle as the sum of days in receivable and inventory less days in accounts payable. The increase in our cash conversion cycle in 2016 is due to the increase in inventory days related to the large amount of product transfers between our wired cable plants and the customer safety stock finished goods needed in the closing of the Augusta facility.

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

•                  Increases in certain raw material costs such as copper and oil;

•                  Commodity and energy cost instability;

•                  General economic, financial and business conditions that could affect our financial condition and results of operations;

•                  Risks of operating in foreign countries; and

•                  Ability to integrate the acquisition with the existing operations

The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Discussion of these factors is also incorporated in Part I, Item 1A, “Risk Factors,” and should be considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements. All forward-looking statements included in this Form 10-K are expressly qualified in their entirety by the forgoing cautionary statements. We undertake no obligations to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

DECEMBER 31, 2016 AND 2015

Item 8. Financial Statements and Supplementary Data

(The remainder of this page was intentionally left blank.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Nortech Systems Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of Nortech Systems Incorporated and Subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Minneapolis, Minnesota

March 8, 2017

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

DECEMBER 31, 2016 AND 2015

	2016	2015

Net Sales	$116,621,719	$115,191,905

Cost of Goods Sold	102,781,469	103,132,874

Gross Profit	13,840,250	12,059,031

Operating Expenses:
Selling Expenses	4,947,853	5,248,521
General and Administrative Expenses	8,263,334	7,232,558
Total Operating Expenses	13,211,187	12,481,079

Income (Loss) From Operations	629,063	(422,048)

Interest Expense	(550,289)	(465,374)

Income (Loss) Before Income Taxes	78,774	(887,422)

Income Tax Expense (Benefit)	35,000	(316,000)

Net Income (Loss)	$43,774	$(571,422)

Earnings (Loss) Per Common Share:
Basic	$0.02	$(0.21)

Weighted Average Number of Common Shares Outstanding - Basic	2,747,424	2,745,759

Diluted	$0.02	$(0.21)

Weighted Average Number of Common Shares Outstanding - Dilutive	2,749,545	2,745,759

Other comprehensive income (loss)
Foreign currency translation	18,491	—
Comprehensive income (loss), net of tax	$62,265	$(571,422)

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS
Current Assets
Cash	$268,204	$887
Accounts Receivable, less allowances of $883,000 and $320,000	17,320,784	18,431,746
Inventories	20,653,841	20,185,445
Prepaid Expenses	1,048,373	1,452,656
Income Taxes Receivable	198,535	302,005
Total Current Assets	39,489,737	40,372,739

Property and Equipment, Net	10,330,834	10,507,748
Goodwill	3,283,454	3,283,454
Other Intangible Assets, Net	1,861,764	2,052,420
Deferred Taxes	543,000	341,000
Other Non Current Assets	7,726	7,726
Total Assets	$55,516,515	$56,565,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$1,565,347	$1,495,513
Accounts Payable	13,825,530	13,041,377
Accrued Payroll and Commissions	3,311,693	3,139,698
Other Accrued Liabilities	1,603,069	1,987,740
Income Taxes Payable	—	7,382
Total Current Liabilities	20,305,639	19,671,710

Long-Term Liabilities
Line of Credit	7,315,262	7,691,237
Long-Term Debt, Net of Current Maturities	4,891,631	5,954,669
Other Long-Term Liabilities	689,195	975,615
Total Long-Term Liabilities	12,896,088	14,621,521
Total Liabilities	33,201,727	34,293,231

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized; 2,747,831 and 2,746,329 Shares Issued and Outstanding	27,478	27,463
Additional Paid-In Capital	15,746,665	15,766,013
Accumulated Other Comprehensive Loss	(44,445)	(62,936)
Retained Earnings	6,335,090	6,291,316
Total Shareholders’ Equity	22,314,788	22,271,856
Total Liabilities and Shareholders’ Equity	$55,516,515	$56,565,087

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$43,774	$(571,422)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation	2,104,983	2,161,117
Amortization	190,654	97,975
Compensation on Stock-Based Awards	994	3,309
Compensation on Equity Appreciation Rights	(36,773)	(69,338)
Deferred Taxes	(202,000)	(54,501)
Change in Contingent Consideration	(294,342)	—
Loss on Disposal of Property and Equipment	2,473	1,129
Changes in Current Operating Items
Accounts Receivable	1,067,751	(864,078)
Inventories	(489,084)	(1,661,386)
Prepaid Expenses	400,877	(605,513)
Income Taxes Receivable	96,088	163,732
Income Taxes Payable	—	7,382
Accounts Payable	817,227	3,935,440
Accrued Payroll and Commissions	175,343	128,367
Other Accrued Liabilities	(343,840)	708,135
Net Cash Provided by Operating Activities	3,534,125	3,380,348

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	3,000	—
Business Acquisition	—	(1,990,143)
Purchases of Property and Equipment	(1,956,208)	(1,678,465)
Net Cash Used in Investing Activities	(1,953,208)	(3,668,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from (Repayments on) Line of Credit	(375,975)	(306,947)
Proceeds from Long-Term Debt	466,000	1,570,158
Principal Payments on Long-Term Debt	(1,459,203)	(1,022,551)
Debt Issuance Costs	—	(44,175)
Proceeds from Issuance of Common Stock	4,822	10,666
Excess Tax Benefits from Stock-Based Awards	(25,149)	911
Net Cash (Used in) Financing Activities	(1,389,505)	208,062

Effect of Exchange Rate Changes on Cash	75,905	14,714

NET CHANGE IN CASH	267,317	(65,484)

Cash - Beginning of Year	887	66,371

CASH - END OF YEAR	$268,204	$887

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$499,111	$442,259
Cash Paid (Refunded) During the Period for Income Taxes	110,590	(526,819)

Supplemental Noncash Investing and Financing Activities:
Seller Financed Note Payable for the Acquisition of Business	—	2,077,194
Liability for Contingent Consideration Related to Acquisition of Business	—	851,000
Capital Expenditures in Accounts Payable	40,970	54,067

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

				Accumulated
			Additional	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Retained	Shareholders’
	Stock	Stock	Capital	Loss	Earnings	Equity

BALANCE DECEMBER 31, 2014	$250,000	$27,430	$15,751,160	$(62,936)	$6,862,738	$22,828,392
Net loss	—	—	—	—	(571,422)	(571,422)
Compensation on stock-based awards	—	—	3,309	—	—	3,309
Issuance of common stock	—	33	10,633	—	—	10,666
Excess tax benefit from stock-based awards	—	—	911	—	—	911

BALANCE DECEMBER 31, 2015	250,000	27,463	15,766,013	(62,936)	6,291,316	22,271,856
Net income	—	—	—	—	43,774	43,774
Foreign currency translation adjustment	—	—	—	18,491	—	18,491
Compensation on stock-based awards	—	—	994	—	—	994
Issuance of common stock	—	15	4,807	—	—	4,822
Excess tax benefit from stock-based awards	—	—	(25,149)	—	—	(25,149)

BALANCE DECEMBER 31, 2016	$250,000	$27,478	$15,746,665	$(44,445)	$6,335,090	$22,314,788

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

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

Our manufacturing facilities are located in Bemidji, Blue Earth, Merrifield, Milaca and Mankato, Minnesota as well as Augusta, Wisconsin, Monterrey, Mexico and Suzhou, China. Products are sold to customers both domestically and internationally.

A summary of our significant accounting policies follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Nortech Systems Incorporated and its wholly owned subsidiaries, Manufacturing Assembly Solutions of Monterrey, Inc. and Nortech Systems Hong Kong Company, Limited and its subsidiary, Nortech Systems Suzhou Company, Limited. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Estimates also affect the reported amounts of revenue and expense during the reporting period. Significant items subject to estimates and assumptions include the valuation allowance for inventories, allowance for doubtful accounts, realizability of deferred tax assets, goodwill impairment and long-lived asset impairment testing. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts was $883,000 and $320,000 at December 31, 2016 and 2015, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (based on the lower of replacement cost or net realizable value). Costs include material, labor, and overhead required in the production of our products. Inventory reserves are maintained for inventories that may have a lower value than stated or quantities in excess of future production needs.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Inventories are as follows:

	2016	2015
Raw materials	$14,533,690	$13,782,411
Work in process	4,104,968	4,674,223
Finished goods	2,688,596	2,478,423
Reserves	(673,413)	(749,612)
Total	$20,653,841	$20,185,445

Property and Equipment

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

Buildings	39 Years
Leasehold improvements	3-15 Years
Manufacturing equipment	3-7 Years
Office and other equipment	3-7 Years

Property and equipment at December 31, 2016 and 2015:

	2016	2015
Land	$375,000	$375,000
Building and Leasehold Improvements	9,393,092	9,273,866
Manufacturing Equipment	19,632,033	18,588,934
Office and Other Equipment	5,455,459	4,982,686
Accumulated Depreciation	(24,524,750)	(22,712,738)
Total Property and Equipment, net	$10,330,834	$10,507,748

Other Intangible Assets

Finite life intangible assets at December 31, 2016 and 2015 are as follows:

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	December 31, 2016
		Gross	Accumulated	Net Book
		Carrying	Amortization	Value
	Years	Amount	Amount	Amount
Bond Issue Costs	15	$79,373	$55,561	$23,812
Customer Relationships	9	1,302,000	216,998	1,085,002
Trade Names	20	814,000	61,050	752,950
Totals		$2,195,373	$333,609	$1,861,764

	December 31, 2015
		Gross	Accumulated	Net Book
		Carrying	Amortization	Value
	Years	Amount	Amount	Amount
Bond Issue Costs	15	$79,373	$50,270	$29,103
Customer Relationships	9	1,302,000	72,333	1,229,667
Trade Names	20	814,000	20,350	793,650
Totals		$2,195,373	$142,953	$2,052,420

Amortization of finite life intangible assets was $190,654 and $97,975 for the years ended December 31, 2016 and 2015, respectively.

Estimated future annual amortization expense associated with finite lived intangible assets is expected to be approximately as follows:

Year	Amount
2017	$191,000
2018	191,000
2019	191,000
2020	191,000
2021	191,000
Thereafter	906,764
$1,861,764

Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. In testing goodwill for impairment we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary. Based upon our annual goodwill impairment test we concluded that goodwill was not impaired.

We recognize the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets, using a

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

Long-Lived Asset Impairment

We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets or asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to dispose.

Preferred Stock

Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and as declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2016 and 2015.

Revenue Recognition

We recognize manufacturing revenue when we ship goods or the goods are received by our customer, when title has passed, all contractual obligations have been satisfied, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We also provide engineering services separate from the manufacturing of a product. Revenue for engineering services is generally recognized on a time and materials basis or upon completion of the engineering process. In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized when the repairs are completed and the repaired products are shipped back to the customer. Our net sales for services were less than 10% of our total sales for all periods presented, and accordingly, are included in net sales in the consolidated statement of income. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Advertising

Advertising costs are charged to operations as incurred. The total amount charged to expense was $131,000 and $108,000 for the years ended December 31, 2016 and 2015, respectively.

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

A reconciliation of basic and diluted share amounts for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Basic weighted average common shares outstanding	2,747,424	2,745,759
Weighted average common stock equivalents from assumed exercise of stock options	2,121	—
Diluted weighted average common shares outstanding	2,749,545	2,745,759

Outstanding stock options totaling 23,250 options for the year ended December 31, 2016, were excluded from the net income per share calculation because the shares would be anti-dilutive. Due to the loss in 2015, basic and diluted shares are the same. Any outstanding shares would result in anti-dilution.

Fair Value of Financial Instruments

The carrying amounts of all financial instruments approximate their fair values. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. Based on the borrowing rates currently available

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

to us for bank loans with similar terms and average maturities, the carrying value of our long-term debt and line of credit approximates its fair value.

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

Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. We endeavor to use the best available information in measuring fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2016, we estimated the fair value of the contingent consideration associated with the Devicix acquisition using a probability weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a level 3 measurement. (see Note 8)

Enterprise-Wide Disclosures

Our results of operations for the years ended December 31, 2016 and 2015 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ requirements. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and all corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

Export sales from our domestic operations represent approximately 8% and 13% of consolidated net sales for the years ended December 31, 2016 and 2015, respectively.

Net sales by our major EMS industry markets for the years ended December 31, 2016 and 2015 are as follows:

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands)	2016	2015
Aerospace and Defense	$16,115	$14,458
Medical	53,836	41,308
Industrial	46,671	59,426
Total Net Sales	$116,622	$115,192

Noncurrent assets, excluding deferred taxes, by country are as follows:

	United States	Mexico	China	Total
December 31, 2016
Property and equipment, net	$8,731,205	$1,238,087	$361,542	$10,330,834
Other assets	5,145,218	7,726	—	5,152,944

December 31, 2015
Property and equipment, net	$9,322,484	$1,185,264	$—	$10,507,748
Other assets	5,335,874	7,726	—	5,343,600

Foreign Currency Transactions

The functional currency for our Mexico subsidiary is the US dollar. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense). The functional currency for our China subsidiary is the Renminbi (RMB). Assets and liabilities of the China operation are translated from RMB into U.S. dollars at period-end rates, while income and expense are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within shareholders’ equity. The total foreign currency translation adjustment increased shareholders’ equity by $19,000, from an accumulated foreign currency translation loss of $63,000 as of December 31, 2015 to an accumulated foreign currency translation loss of $44,000 as of December 31, 2016.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of income. Net foreign currency transaction gains (losses) included in the determination of net earnings was ($82,000) and ($15,000) for the years ended December 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. We are currently evaluating the effect of this update on our consolidated financial statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not expect this guidance to have a significant impact on its consolidated financial statements.

During February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard on a modified retrospective basis to all periods presented. We are currently assessing the effect that ASU 2016-02 will have on our consolidated financial statements.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 2 - Major Customers and Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at one high-credit quality financial institution. These accounts may at times exceed federally insured limits.

Our largest customer has two divisions that together accounted for approximately 24% and 27% of net sales for the years ended December 31, 2016 and 2015, respectively. One division accounted for approximately 20% and 18% of net sales for the years ended December 31, 2016 and 2015, respectively. The second division accounted for approximately 4% and 9% of net sales for the years ended December 31, 2016 and 2015, respectively. Accounts receivable from the customer at December 31, 2016 and 2015 represented 14% and 17% of our total accounts receivable, respectively. We do not require collateral on our accounts receivable.

NOTE 3 - Financing Agreements and Subsequent Event

We have a credit agreement with Wells Fargo Bank. Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at three-month LIBOR + 2.25% (approximately 3.25% at December 31, 2016) while our real estate term notes bear interest at three-month LIBOR + 2.75% (approximately 3.75% at December 31, 2016). The weighted-average interest rate on our line of credit was 3.1% and 2.8% for the twelve months ended December 31, 2016 and December 31, 2015, respectively. We had borrowing on our line of credit of $7,315,262 and $7,691,237 outstanding as of December 31, 2016 and December 31, 2015, respectively. The line of credit requires a lock box arrangement; however there are no subjective acceleration clauses that would accelerate the maturity of our outstanding borrowings.

On January 12, 2017, the Company entered into the Tenth Amendment (the Tenth Amendment) to its Third Amended and Restated Credit and Security Agreement with Wells Fargo Bank, National Association (the Amended Credit Agreement). The Tenth Amendment provides for, among other things, a fixed charge coverage ratio of not less than (i) 1.05 to 1.00 for the trailing twelve month period ending December 31, 2016, up to and through the trailing twelve month period ending on June 30, 2017, and (ii) 1.10 to 1.00 for each trailing twelve month period thereafter. The fixed charge coverage ratio in existence on December 31, 2016, that the Company was required to maintain under the Amended Credit Agreement was not less than (i) 1.20 to 1.00 for the trailing twelve month period ending December 31, 2016, and (i) 1.15 to 1.00 for each period thereafter. The Tenth Amendment did not amend any other terms of the line of credit or the equipment, capital expenditure or real estate term notes under the existing Amended Credit Agreement.

The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

The availability under the line is subject to borrowing base requirements. At December 31, 2016, we have net unused availability under our line of credit of approximately $5.7 million. The line is secured by substantially all of our assets.

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

A summary of long-term debt balances at December 31, 2016 and 2015 is as follows:

Description	2016	2015

Term notes payable - Wells Fargo Bank, N.A.

Real estate term notes bearing interest at three month LIBOR + 2.75% maturing March 31, 2027, and December 31, 2027 with combined monthly payments of approximately $19,000 plus interest, secured by substantially all assets.	$2,415,428	$2,645,495

Equipment notes bearing interest at three month LIBOR + 2.75% maturing May 2018 with a combined monthly payments of approximately $46,000 plus interest, secured by substantially all assets	2,489,624	2,633,740

Industrial revenue bond payable to the City of Blue Earth, Minnesota which bears a variable interest rate (approx. 0.24% at December 31, 2014), and has a maturity date of June 1, 2021, with principal of $80,000 payable annually on June 1	200,000	280,000

Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	643,585	903,128

Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	836,661	1,174,066
	6,585,298	7,636,429

Discount on Devicix Notes Payable	(102,424)	(142,072)
Debt issuance Costs	(25,896)	(44,175)

Total long-term debt	6,456,978	7,450,182
Current maturities of long-term debt	(1,565,347)	(1,495,513)
Long-term debt - net of current maturities	$4,891,631	$5,954,669

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Future maturity requirements for long-term debt outstanding as of December 31, 2016, are as follows:

Years Ending December 31,	Amount
2017	$1,565,347
2018	2,716,668
2019	578,055
2020	230,067
2021	230,067
Future	1,265,094
$6,585,298

NOTE 4 - Income Taxes

The income tax expense (benefit) for the years ended December 31, 2016 and 2015 consists of the following:

	2016	2015

Current taxes - Federal	$240,000	$(297,000)
Current taxes - State	10,000	6,000
Current taxes - Foreign	(13,000)	29,000
Deferred taxes - Federal	(167,000)	(107,000)
Deferred taxes - State	10,000	53,000
Deferred taxes - Foreign	(45,000)	—
Income tax expense (benefit)	$35,000	$(316,000)

The statutory rate reconciliation for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Statutory federal tax provision (benefit)	$27,000	$(302,000)
State income taxes	(32,000)	3,000
Effect of foreign operations	107,000	(5,000)
Uncertain tax positions	2,000	(3,000)
Income tax credits	(134,000)	(125,000)
Valuation allowance	49,000	86,000
Permanent differences	16,000	30,000
Other	—	—
Income tax expense (benefit)	$35,000	$(316,000)

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Income (loss) from operations before income taxes was derived from the following sources:

	2016	2015
Domestic	$486,425	$(968,793)
Foreign	(407,651)	81,371
Total	$78,774	$(887,422)

Deferred tax assets (liabilities) at December 31, 2016 and 2015, consist of the following:

	2016	2015
Deferred Tax
Allowance for uncollectable accounts	$317,000	$115,000
Inventories reserve	242,000	270,000
Accrued vacation	362,000	360,000
Non-compete amortization	56,000	191,000
Stock-based compensation and equity appreciation rights	29,000	111,000
Net operating loss carryforwards	134,000	113,000
Tax credit carryforwards	242,000	231,000
Other	188,000	180,000
	1,570,000	1,571,000
Valuation allowance	(135,000)	(86,000)
Deferred tax assets	1,435,000	1,485,000

Prepaid expenses	(323,000)	(481,000)
Property and equipment	(569,000)	(663,000)
Deferred tax liabilities	(892,000)	(1,144,000)
Net deferred tax assets	$543,000	$341,000

We established a valuation allowance because we determined that it was more likely than not that a portion of the net operating loss carryforwards and research and development credit would not be utilized. At December 31, 2016, the Company has established a valuation allowance of $135,000 against certain of its stated deferred tax assets to reduce the total to an amount which management believes to be appropriate realization of deferred tax asset is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The tax effects from an uncertain tax positions can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the years ended December 31, 2016 and 2015:

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Balance as of December 31, 2014	$56,000

Tax positions related to 2015:
Additions based on tax positions related to the current year	12,000
Additions based on tax positions related to the prior year	2,000
Reductions based on tax positions related to a prior year	(9,000)
Statute of limitations	(10,000)
Balance as of December 31, 2015	51,000

Tax positions related to current year:
Additions based on tax positions related to the current year	15,000
Additions based on tax positions related to a prior year	5,000
Reductions based on tax positions related to a prior year	(6,000)
Statute of limitations	(13,000)
Balance as of December 31, 2016	$52,000

The $52,000 of unrecognized tax benefits as of December 31, 2016 includes amounts which, if ultimately recognized, will reduce our annual effective tax rate. It is included in other long-term liabilities on the accompanying consolidated balance sheets.

Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2016 and 2015 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  As of December 31, 2016, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year 2010.

NOTE 5 - 401(K) Retirement Plan

We have a 401(k) profit sharing plan (the 401(k) Plan) for our employees. The 401(k) Plan is a defined contribution plan covering substantially all of our U.S. employees. Employees are eligible to participate in the Plan after completing three months of service and attaining the age of 18. Employees are allowed to contribute up to 60% of their wages to the 401(k) Plan. Historically we have matched 25% of the employees’ contributions up to 6% of covered compensation. We made contributions of approximately $270,000 and $249,000 during the years ended December 31, 2016 and 2015, respectively.

NOTE 6 - Incentive Plans

Employee Profit Sharing

During 1993, we adopted an employee profit sharing plan (the 1993 Plan). The purpose of the 1993 Plan is to provide a bonus for increased output, improved quality and productivity and reduced costs. We have authorized 50,000 common shares to be available under the 1993 Plan. In accordance with the terms of the 1993 Plan, employees could acquire newly issued shares of common stock for 90% of the current

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

market value. During 2016 and 2015, no common shares were issued in connection with the 1993 Plan. Through December 31, 2016, 22,118 common shares had been issued under the 1993 Plan.

Stock Options

On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the 2005 Plan) and eliminated the remaining 172,500 option shares available for grant under the prior 2003 Plan effective February 23, 2005. The total number of shares of common stock that may be granted under the 2005 Plan is 200,000. The 2005 Plan has not been renewed, and therefore no further grants may be made under the 2005 Plan. The 2005 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

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

We used the Black-Scholes option-pricing model to calculate the fair value of option-based awards. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, our expected stock price, volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility and holding period are based on our historical experience. For all grants, the amount of compensation expense recognized has been adjusted for an estimated forfeiture rate, which is based on historical data. There were no grants during the years ended December 31, 2016 and 2015.

Total compensation expense related to stock options for the years ended December 31, 2016 and 2015 was $994 and $3,309, respectively. As of December 31, 2016 there was no remaining unrecognized compensation.

A summary of option activity as of December 31, 2016, and changes during the year then ended is presented below.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — January 1, 2016	139,750	$6.66
Granted	—	—
Exercised	(1,507)	3.20
Cancelled	(100,493)	7.43
Outstanding — December 31, 2016	37,750	$4.75	4.21	$10,005
Exercisable on December 31, 2016	37,750	$4.75	4.21	$10,005

The total intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was $964 and $8,166, respectively. Cash received from option exercises during the year ended December 31, 2016 and December 31, 2015 was $4,822 and $10,666, respectively.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors approved the adoption of the Nortech Systems Incorporated Equity Appreciation Rights Plan (the 2010 Plan). The total number of Equity Appreciation Right Units (Units) the Plan can issue shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015 and approved by the shareholders on May 6, 2015. The 2010 Plan provides that Units issued shall fully vest three years from the base date as defined in the agreement unless terminated earlier. Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date. Unit redemption payments under this plan shall be paid in cash within 90 days after we determine the book value of the Units as of the calendar year immediately preceding the redemption date.

During the year ended December 31, 2010, 100,000 Units were issued with a vesting date of December 31, 2012. On March 7, 2012, we granted an additional 250,000 Units with vesting dates ranging from December 31, 2014 through December 31, 2016. On February 13, 2013, we granted an additional 350,000 Units with vesting dates ranging from December 31, 2015 through December 31, 2019. On January 1, 2014, we granted an additional 50,000 Units with vesting dates ranging from December 31, 2016 to December 31, 2017. During the year ended December 31, 2015, we granted 52,500 Units with a base date of January 1, 2015 and a vesting date of January 1, 2018. During the year ended December 31, 2016, we granted 31,666 Units with a base date of January 1, 2016 and a vesting date of January 1, 2019.

Total compensation income related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $37,000 and $69,000 for the years ended December 31, 2016 and 2015, respectively. The income for the years ended December 31, 2016 and 2015 was the result of a change in the estimate of the appreciation of book value per share of common stock.

A summary of the liability as of December 31 and changes during the years then ended, is presented below.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Beginning Balance	$143,000	$259,000
Reductions	(36,000)	(69,000)
Payments	(62,000)	(47,000)
Ending Balance	$45,000	$143,000

As of December 31, 2016, approximately $23,000 of this balance was included in other accrued liabilities and the remaining $22,000 balance was included in other long-term liabilities. As of December 31, 2015, approximately $61,000 of this balance was included in other accrued liabilities and the remaining $82,000 balance was included in other long-term liabilities.

NOTE 7 - Commitments and Contingencies

Operating Leases

We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2022.

Rent expense for the years ended December 31, 2016 and 2015 amounted to approximately $1,153,000 and $911,000 respectively.

Approximate future minimum lease payments under non-cancelable leases are as follows:

Years Ending
December 31,	Amount
2017	$886,000
2018	888,000
2019	629,000
2020	383,000
2021	175,000
Thereafter	143,000
Total	$3,104,000

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

Executive Life Insurance Plan

During 2002, we set up an Executive Bonus Life Insurance Plan (the Plan) for our key employees (participants). Pursuant to the Plan, we will pay a bonus to officer participants of 15% and a bonus to all other participants of 10% of the participants’ base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant may be required to reimburse us for any unvested amounts, under certain circumstances. Expenses under the Plan were $327,000 and $207,000 for the years ended December 31, 2016 and 2015, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Change of Control Agreements

Since 2002, we entered into Change of Control Agreements (the Agreement(s)) with certain key executives (the Executive(s)). The Agreements provide an inducement for each Executive to remain as an employee in the event of any proposed or anticipated change of control in the organization, including facilitating an orderly transition, and to provide economic security for the Executive after a change in control has occurred.

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

NOTE 8 - Business Acquisition

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

The asset purchase agreement also includes additional consideration payable within 90 days of the completion of each of the first four 12-month periods after July 1, 2015. The earnout will be equal to 15% of eligible engineering revenue over a $6,000,000 threshold and 3% of eligible production revenue generated from Devicix customers. The maximum dollar amount of earnout payments under the Asset Purchase Agreement is $2,500,000. We estimated the fair value of the contingent consideration to be $851,000 using a probability weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a level 3 measurement as defined in ASC 820. The estimated fair value of the contingent considerations was determined using the following assumptions: discount rates of 21-23%, probability levels of milestone range of outcomes, and expected timing of achievement of contingent consideration earn-out amounts.

During 2016, the contingent consideration was adjusted from $851,000 to $556,000. The change in estimate of $294,342 is shown in general & administrative expenses in the statement of comprehensive income.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

The following table summarizes the contingent consideration balance and activity for the years ended December 31, 2016 and December 31, 2015:

Beginning fair value of contingent liability, December 31, 2014	$—
Initial fair value of contingent consideration	851,000
Period change in valuation	—
Contingent liability balance, December 31, 2015	851,000
Period change in valuation	(294,342)
Payments	(658)
Contingent liability balance, December 31, 2016	556,000
Less: Current liability	21,700
Non-current liability	$534,300

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

July 1, 2015
Total Purchase Consideration:
Cash	$2,121,000
Loans to Seller	2,141,000
Contingent Consideration	851,000
Total Purchase Consideration	$5,113,000

Assets Acquired and Liabilities Assumed:
Cash	$131,000
Accounts Receivable	373,000
AR due to seller	(173,000)
Prepaid Expenses and Inventory	35,000
Fixed Assets	83,000
Trade Names	814,000
Customer Relationship	1,302,000
Goodwill	3,208,000
Accounts Payable	(63,000)
Accrued Payroll, Benefits and Other Current Liabilities	(122,000)
Customer Deposits	(475,000)
Total Assets Acquired and Liabilities Assumed	$5,113,000

The Devicix acquisition resulted in $3.2 million of goodwill, which is deductible for tax purposes. Specifically, the goodwill recorded as part of the acquisition of Devicix includes the expected synergies and other benefits that we believe will result from combining the operations of Devicix with the operations of Nortech Systems.

Included in our consolidated statements of comprehensive income for the year ended December 31, 2015 are net sales of approximately $2.5 million and net income before income taxes of approximately $0.3 million, since the July 1, 2015 acquisition.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

We incurred $62,000 in legal, professional, and other costs related to this acquisition accounted for as general and administrative expenses. The weighted-average useful life of intangible assets acquired is 11.4 years.

The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of January 1, 2015:

Pro Forma
Year Ended
December 31, 2015
(unaudited)
Net Sales	$117,937,523

Income (Loss) from Operations	$(223,717)

Net Income (Loss)	$(381,360)

Basic & Diluted
Loss per Common Share	$(0.14)

The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented. In addition they do not include any benefits that may result from the acquisition due to synergies that may be derived from the elimination of any duplicative costs.

Pro forma results presented above reflect: (1) amortization adjustments relating to fair value estimates of intangible assets and (2) incremental interest expense on assumed indebtedness. Pro forma adjustments described above have been tax effected using the effective rate during the respective periods.

NOTE 9 — Plant Closure

On August 1, 2016 the Company announced plans to close its manufacturing operations in Augusta, Wisconsin, by the end of 2016.  In January 2017, production ceased and on February 7, 2017, the building was put up for sale and reclassed to held for sale. Nortech has operated a facility in Augusta since 1992, serving mainly an industrial customer base and defense overflow production that aligned with their custom cable capabilities. Nortech will consolidate operations at its other facilities, continuing to serve customers without interruption. This consolidation will increase Nortech’s overall asset utilization and cost leveraging. Approximately 50 employees at the Augusta facility are affected. At December 31, 2016, the Company had property and equipment with net book value of $392,000 at the Augusta facility, consisting of building and improvements of $312,000 and equipment of $80,000.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARY

SCHEDULE II — Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

		Additions
	Balance at	Charged		Balance at
	Beginning	to Costs		End of
Classification	of Year	and Expenses	Deductions	Year
Year Ended December 31, 2016:
Allowance for Uncollectible Accounts	$320,000	$759,000	$(196,000)	$883,000
Inventory Reserves	750,000	595,000	(672,000)	673,000

Year Ended December 31, 2015:
Allowance for Uncollectible Accounts	$137,000	$225,000	$(42,000)	$320,000
Inventory Reserves	732,000	457,000	(439,000)	750,000

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of these disclosure controls and procedures as of the date of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework of 2013. Based on our assessment, we concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On January 12, 2017, the Company entered into the Tenth Amendment (the Tenth Amendment) to its Third Amended and Restated Credit and Security Agreement with Wells Fargo Bank, National Association (the Amended Credit Agreement). The Tenth Amendment provides for, among other things, a fixed charge coverage ratio of not less than (i) 1.05 to 1.00 for the trailing twelve month period ending December 31, 2016, up to and through the trailing twelve month period ending on June 30, 2017, and (ii) 1.10 to 1.00 for each trailing twelve month period thereafter. The fixed charge coverage ratio in existence on December 31, 2016, that the Company was required to maintain under the Amended Credit Agreement was not less than (i) 1.20 to 1.00 for the trailing twelve month period ending December 31, 2016, and (i) 1.15 to 1.00 for each period thereafter. The Tenth Amendment did not amend any other terms of the line of credit or the equipment, capital expenditure or real estate term notes under the existing Amended Credit Agreement.

The foregoing summary description of the terms and conditions of the Tenth Amendment does not purport to be complete and is qualified in its entirety by reference to the Tenth Amendment, a copy of which is filed as Exhibit 10.16 to this Annual Report on Form 10-K and incorporated by reference herein.

The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of the Registrant will be included in the Registrant’s 2016 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The company has adopted a code of conduct applicable to all officers, directors, and employees. A copy of this code of conduct will be provided to any person, without charge, upon request from Nortech c/o Chief Financial Officer 7550 Meridian Circle N # 150, Maple Grove, MN 55369.

Item 11.   Executive Compensation

Information regarding executive compensation of the Registrant will be included in the Registrant’s 2016 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant’s 2016 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant’s 2016 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2016.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)

Equity compensation plans approved by security holders	37,750	$4.75	—

Equity compensation plans not approved by security holders	—	—	—

Total	37,750	$4.75	—

(1)              Represents common shares issuable upon the exercise of outstanding options granted under the 2005 Incentive Compensation Plan (the 2005 Plan).

(2)              Represents common shares remaining available for issuance under the 2005 Plan.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Registrant’s 2016 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this Item will be included in the Registrant’s 2016 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statements Schedules

1.   Consolidated Financial Statements - Consolidated Financial Statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 20.

2.   Consolidated Financial Statement Schedule - The following financial statement schedule and the Auditors’ report thereon is included in this Annual Report on Form 10-K:

Page

Consolidated Financial Statement Schedule for the years ended December 31, 2016 and 2015:
Schedule II Valuation and Qualifying Accounts	45

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

10.11                 Asset Purchase Agreement dated June 17, 2015 between the Company and Devicix, LLC (incorporated by reference to Form 10-Q filed August 5, 2015)

10.12**Restated Amendment to Employment Agreement with Michael Degen dated November 5, 2014 (incorporated by reference to Form 8-K filed November 5, 2015)

10.13                 Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 21, 2016)

10.14                 Eighth Amendment dated February 22, 2016 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association (incorporated by reference to Form 8-K filed February 24, 2016)

10.15                 Ninth Amendment dated September 29, 2016 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association (incorporated by reference to Form 10-Q filed November 2, 2016)

10.16                 Tenth Amendment dated January 12, 2017 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association.*

21                                  Subsidiaries of Nortech Systems, Inc.

23.1                        Consent of RSM US LLP.*

31.1                        Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2                        Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1                        Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101                           Financial statements from the annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

*                                         Filed electronically herewith.

**                                  Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated

March 8, 2017	/s/ Paula M. Graff
Paula M. Graff
Vice President and Chief Financial Officer

March 8, 2017	/s/ Richard G. Wasielewski
Richard G. Wasielewski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 8, 2017	/s/ Richard G. Wasielewski
Richard G. Wasielewski
President and Chief Executive Officer

March 8, 2017	/s/ David B. Kunin
David B. Kunin, Chairman and Director

March 8, 2017	/s/ Kathleen P. Iverson
Kathleen P. Iverson, Director

March 8, 2017	/s/ Michael J. Kennedy
Michael J. Kennedy, Director

March 8, 2017	/s/ Kenneth D. Larson
Kenneth D. Larson, Director

March 8, 2017	/s/ Ryan P. McManus
Ryan P. McManus, Director

March 8, 2017	/s/ William V. Murray
William V. Murray, Director

March 8, 2017	/s/ Richard W. Perkins
Richard W. Perkins, Director

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

10.4**          Form of Change of Control Agreement for Named Executive Officers (incorporated by reference to Form 10-K filed March 11, 2015)

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

10.13                 Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 21, 2016)

10.14                 Eighth Amendment dated February 22, 2016 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association (incorporated by reference to Form 8-K filed February 24, 2016)

10.15                 Ninth Amendment dated September 29, 2016 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association (incorporated by reference to Form 10-Q filed November 2, 2016)

10.16                 Tenth Amendment dated January 12, 2017 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association.*

21                                  Subsidiaries of Nortech Systems, Inc.

23.1                        Consent of RSM US LLP*

31.1                        Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2                        Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1                        Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101                           Financial statements from the annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

*                                         Filed electronically herewith.

**                                  Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.