Form 10-Q
period 2017-03-31
NORTECH SYSTEMS INC
filed 2017-05-11
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices: 7550 Meridian Circle N., Suite # 150, Maple Grove, MN 55369

Telephone number: (952) 345-2244

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of $.01 par value common stock outstanding at May 5, 2017 was 2,747,831

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2017	2016

Net Sales	$28,317,857	$28,950,042

Cost of Goods Sold	25,226,270	25,571,481

Gross Profit	3,091,587	3,378,561

Operating Expenses
Selling Expenses	1,205,048	1,303,490
General and Administrative Expenses	2,120,453	1,854,123
Gain on Sale of Property and Equipment	(354,336)	—
Total Operating Expenses	2,971,165	3,157,613

Income From Operations	120,422	220,948

Other Income (Expense)
Interest Expense	(139,522)	(132,022)

Income (Loss) Before Income Taxes	(19,100)	88,926

Income Tax Expense (Benefit)	(4,448)	26,000

Net Income (Loss)	$(14,652)	$62,926

Earnings (Loss) Per Common Share:

Basic	$(0.01)	$0.02

Weighted Average Number of Common Shares Outstanding - Basic	2,747,831	2,746,325

Diluted	$(0.01)	$0.02

Weighted Average Number of Common Shares Outstanding - Diluted	2,747,831	2,748,771

Other comprehensive income (loss)
Foreign currency translation	(3,316)	—
Comprehensive income (loss), net of tax	$(17,968)	$62,926

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2017	2016(1)
	(Unaudited)
ASSETS
Current Assets
Cash	$205,455	$268,204
Accounts Receivable, less allowances of $529,000 and $883,000	17,300,792	17,320,784
Inventories	21,675,236	20,653,841
Prepaid Expenses	1,156,089	1,048,373
Income Taxes Receivable	—	198,535
Total Current Assets	40,337,572	39,489,737

Property and Equipment, Net	9,728,797	10,330,834
Other Intangible Assets, Net	1,911,321	1,861,764
Goodwill	3,283,454	3,283,454
Deferred Tax Assets	543,000	543,000
Other Assets	7,726	7,726
Total Assets	$55,811,870	$55,516,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$1,571,111	$1,565,347
Accounts Payable	15,330,606	13,825,530
Accrued Payroll and Commissions	2,354,840	3,311,693
Other Accrued Liabilities	1,544,202	1,603,069
Income Taxes Payable	26,373	—
Total Current Liabilities	20,827,132	20,305,639

Long-Term Liabilities
Line of Credit - Bank	$8,050,426	$7,315,262
Long-Term Debt, Net of Current Maturities	3,997,635	4,891,631
Other Long-Term Liabilities	639,857	689,195
Total Long-Term Liabilities	12,687,918	12,896,088
Total Liabilities	33,515,050	33,201,727

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,747,831 Shares Issued and Outstanding	27,478	27,478
Additional Paid-In Capital	15,746,665	15,746,665
Accumulated Other Comprehensive Loss	(47,761)	(44,445)
Retained Earnings	6,320,438	6,335,090
Total Shareholders’ Equity	22,296,820	22,314,788
Total Liabilities and Shareholders’ Equity	$55,811,870	$55,516,515

See Accompanying Condensed Notes to Consolidated Financial Statements

(1) The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31
	2017	2016
Cash Flows From Operating Activities
Net Income (Loss)	$(14,652)	$62,926
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Depreciation	544,423	517,103
Amortization	50,443	47,663
Compensation on Stock-Based Awards	—	994
Compensation on Equity Appreciation Rights	7,343	(9,666)
Change in Contingent Consideration	(58,000)	—
Gain on Disposal of Property and Equipment	(354,336)	—
Changes in Current Operating Items
Accounts Receivable	24,926	2,239,246
Inventories	(1,019,033)	(1,060,900)
Prepaid Expenses	(107,327)	176,240
Income Taxes Receivable	198,535	13,250
Income Taxes Payable	26,373	(28,082)
Accounts Payable	1,452,361	(839,055)
Accrued Payroll and Commissions	(957,235)	569,903
Other Accrued Liabilities	(48,717)	(373,780)
Net Cash Provided by (Used in) Operating Activities	(254,896)	1,315,842
Cash Flows from Investing Activities
Proceeds from Sale of Property and Equipment	667,786	—
Purchase of Intangible Asset	(100,000)	—
Purchases of Property and Equipment	(198,217)	(785,219)
Net Cash Provided by (Used in) Investing Activities	369,569	(785,219)
Cash Flows from Financing Activities
Borrowings on Line of Credit - Bank	735,164	531,890
Proceeds from Long-Term Debt	123,000	—
Principal Payments on Long-Term Debt	(1,025,715)	(322,516)
Net Cash Provided by (Used in) Financing Activities	(167,551)	209,374

Effect of Exchange Rate Changes on Cash	(9,871)	—

Net Change in Cash	(62,749)	739,997

Cash - Beginning of Period	268,204	887

Cash - Ending of Period	$205,455	$740,884
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$119,143	$127,711
Cash Refunded During the Period for Income Taxes	227,214	—

Supplemental Noncash Investing and Financing Activities:
Capital Expenditures in Accounts Payable	91,404	49,603

See Accompanying Condensed Notes to Consolidated Financial Statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the interim periods have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Nortech Systems Incorporated and its wholly owned subsidiaries, Manufacturing Assembly Solutions of Monterrey, Inc., and , Nortech Systems Hong Kong Company, Limited and its subsidiary, Nortech Systems Suzhou Company, Limited. All significant intercompany accounts and transactions have been eliminated.

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

Stock Options

Following is the status of all stock options as of March 31, 2017:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2017	37,750	$4.75
Exercised	—	—
Cancelled	—	—
Outstanding - March 31, 2017	37,750	$4.75	3.97	$6,525
Exercisable - March 31, 2017	37,750	$4.75	3.97	$6,525

There were no options exercised during the three months ended March 31, 2017 and 2016.  There were no stock options granted during the three months ended March 31, 2017 and 2016.

Total compensation expense related to stock options for the three months ended March 31, 2017 and 2016 was $0 and $994, respectively. As of March 31, 2017 there was no remaining unrecognized compensation.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors adopted the Nortech Systems Incorporated Equity Appreciation Rights Plan (“2010 Plan”). The total number of Equity Appreciation Right Units (“Units”) that can be issued under the 2010 Plan shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015. The 2010 Plan provides that Units issued shall fully vest three years from the base date as defined in the agreement unless terminated earlier. Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date. Unit redemption payments under the 2010 Plan shall be paid in cash within 90 days after we determine the book value of the Units as of the calendar year immediately preceding the redemption date.  The Units are adjusted to market value for each reporting period.

During the three months ended March 31, 2017, no additional Units were granted.

Total compensation expense (income) related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $7,300 and ($9,700) for the three months ended March 30, 2017 and 2016, respectively. The income for the three months ended March 31, 2016 was the result of a change in the estimate of the appreciation of book value per share of common stock.

As of March 31, 2017 and December 31, 2016, approximately $30,000 and $45,000 is accrued under this plan, respectively. As of March 31, 2017, none of this balance was included in other accrued liabilities and approximately $30,000 of this balance was included in other long-term liabilities. As of December 31, 2016, approximately $23,000 of this balance was included in other accrued liabilities and the remaining $22,000 balance was included in other long-term liabilities.

Earnings per Common Share

For the three months ended March 31, 2017, the Company reported a net loss and all stock options are deemed to be antidilutive and, therefore, were not included in the computation of earnings per-share amount. For the three months ended March 31, 2016, 16,000 stock options were included in the computation of diluted per share amounts as their impact is dilutive.  For the three months March 31, 2016, stock options of 74,250 were excluded because their inclusion would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts was approximately $529,000 and $883,000 at March 31, 2017 and December 31, 2016, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows:

	March 31	December 31
	2017	2016
Raw Materials	$15,414,139	$14,533,690
Work in Process	4,179,472	4,104,968
Finished Goods	2,896,642	2,688,596
Reserves	(815,017)	(673,413)

Total	$21,675,236	$20,653,841

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This standard changes the measurement principle for certain inventory methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This standard does not apply to inventory that is measured using Last-in First-out (“LIFO”) or the retail inventory method. The provisions of ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance in the current quarter and there was no impact on the Company’s consolidated financial statements.

Other Intangible Assets

Other intangible assets at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Customer Relationships	$1,302,000	$253,165	$1,048,835
Trade Names	$814,000	$71,225	$742,775
Intellectual Property	$100,000	$2,778	$97,222
Bond Issue Costs	$79,373	$56,884	$22,489
Totals	$2,295,373	$384,052	$1,911,321

	December 31, 2016
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Customer Relationships	$1,302,000	$216,998	$1,085,002
Trade Names	$814,000	$61,050	$752,950
Intellectual Property	$—	$—	$—
Bond Issue Costs	$79,373	$55,561	$23,812
Totals	$2,195,373	$333,609	$1,861,764

Amortization expense for the three months ended March 31, 2017 and 2016 was $50,443 and $47,663, respectively.

Estimated future amortization expense related to these assets is approximately as follows:

Remainder of 2017	$168,000
2018	224,000
2019	224,000
2020	196,000
2021	188,000
Thereafter	911,321
Total	$1,911,321

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. No events were identified during the three months ended March 31, 2017 that would require us to test for impairment.

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. No impairment expense was recorded during the three months ended March 31, 2017.

Recently Issued Accounting Standards

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

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company did not elect to early adopt ASU 2016-09, but rather is adopting the guidance in the current quarter. The adoption of ASU 2016-09 required no retrospective adjustments to the financial statements.  In addition there was no material cumulative-effect adjustment to retained earnings, nor did the adoption impact the tax provision for the current quarter.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU

2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. We have not yet selected a transition method and are currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

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

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three months ended March 31, 2017 and 2016. One division accounted for approximately 24.4% and 17.5% of net sales for the three months ended March 31, 2017 and 2016, respectively. The other division accounted for approximately 2.3% and 6.5% of net sales for the three months ended March 31, 2017 and 2016, respectively.  Together they accounted for approximately 26.7% and 24.0% of net sales for the three months ended March 31, 2017 and 2016, respectively.  Accounts receivable from the customer at March 31, 2017 and 2016 represented approximately 19.1% and 17.0% of our total accounts receivable, respectively.

Export sales represented approximately 13.4% and 11.1% of net sales for the three months ended March 31, 2017 and 2016, respectively.

NOTE 3. FINANCING ARRANGEMENTS

We have a credit agreement with Wells Fargo Bank (“WFB”) which was most recently amended on January 12, 2017 and provides for a line of credit arrangement of $15.0 million that expires, if not renewed, on May 31, 2018. The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on December 31, 2027, an equipment loan for $2.7 million and a term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018. On March 31, 2017, the Company sold the building in Augusta, Wisconsin, (see Note 6), which was one of the buildings used to secure the outstanding real estate term note and used the net proceeds of $657,000 to pay down the principle on the debt.

Under the credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at three-month LIBOR + 2.25% (approximately 3.4% at March 31, 2017) while our real estate term notes bear interest at three-month LIBOR + 2.75% (approximately 3.9% at March 31, 2017). The weighted-average interest rate on our line of credit was 3.4% for the three months ended March 31, 2017, respectively. We had borrowing on our line of credit of $8,050,426 and $7,315,262 outstanding as of March 31, 2017 and December 31, 2016, respectively. The line of credit requires a lock box arrangement; however there are no acceleration clauses that would accelerate the maturity of our outstanding borrowings.

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

The credit agreement contains certain covenants which, among other things, require us to adhere to regular reporting requirements, maintain certain financial performance, limits stock repurchases and limits the amount of annual capital expenditures. As of March 31, 2017, we were in compliance with these covenants.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At March 31, 2017, we have net unused availability under our line of credit of $4.9 million. The line is secured by substantially all of our assets.

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

Long-term debt at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31	December 31
	2017	2016
Term notes payable - Wells Fargo Bank, N.A.

Real estate term notes bearing interest at three month LIBOR + 2.75% maturing March 31, 2027, and December 31, 2027 with combined monthly payments of approximately $19,000 plus interest, secured by substantially all assets.	$1,701,390	$2,415,428

Equipment notes bearing interest at three month LIBOR + 2.75% maturing May 2018 with a combined monthly payments of approximately $46,000 plus interest, secured by substantially all assets	2,442,411	2,489,624

Industrial revenue bond payable to the City of Blue Earth, Minnesota which bears a variable interest rate (approx. 0.25% at March 31, 2017), and has a maturity date of June 1, 2021, with principal of $80,000 payable annually on June 1	200,000	200,000

Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	582,079	643,585

Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	756,703	836,661
	5,682,583	6,585,298

Discount on Devicix Notes Payable	(92,511)	(102,424)
Debt issuance Costs	(21,326)	(25,896)

Total long-term debt	5,568,746	6,456,978
Current maturities of long-term debt	(1,571,111)	(1,565,347)
Long-term debt - net of current maturities	$3,997,635	$4,891,631

NOTE 4.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three months ended March 31, 2017 and 2016 was 23.3% and 29.2%, respectively. Our effective tax rate for the year ended December 31, 2017 is expected to be 23.3% compared to 44.4% for the year ended December 31, 2016.  The decrease is due mainly to the higher level of income expected in China  and related foreign tax rate differential benefit.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31
	2017	2016
Statutory federal tax provision (benefit)	$(6,500)	$30,800
State income taxes	6,400	5,600
Income tax credits	(25,000)	(20,300)
Change in uncertain tax positions	2,500	1,000
Foreign tax benefit	14,300	(5,600)
Other	3,852	14,500
Income tax expense (benefit)	$(4,448)	$26,000

At March 31, 2017, we had $49,500 of net uncertain tax benefit positions remaining in other long-term liabilities related to research and development credits that would increase our effective income tax rate if recognized. At December 31, 2016, we had $52,000 of net uncertain tax benefit postions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2022.

Rent expense for the three months ended March 31, 2017 and 2016 amounted to approximately $297,000 and $299,000 respectively.

Approximate future minimum lease payments under non-cancelable leases subsequent to March 31, 2017 are as follows:

Years Ending
December 31,	Amount
2017	656,000
2018	877,000
2019	617,000
2020	371,000
2021	175,000
Thereafter	143,000
Total	$2,839,000

NOTE 6.  PLANT CLOSURE

On January 31, 2017 the Company closed its manufacturing operations in Augusta, Wisconsin. The Company has operated a facility in Augusta since 1992, serving mainly an industrial customer base and defense overflow production that aligned with their custom cable capabilities. The Company consolidated its Augusta operations with its other facilities, continuing to serve customers without interruption. This consolidation increased the Company’s overall asset utilization and cost leveraging. On March 31, 2017, the Company closed on the sale of the Augusta building and building improvements for $715,000. The Augusta building and building improvements had a net book value of $314,000, recognizing a gain on the sale, net of related expenses, of $354,000, and applied the net proceeds of $668,000 towards the outstanding real estate term note.

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

2017 First Quarter Highlights

The first quarter of 2017 revenue was $28.3 million, compared to revenue of $28.9 in first quarter of prior year.   Medical market revenue increased $2.1 million or 18.0% from prior year with our defense revenue down by $0.5 million or 12.1% and industrial revenue down $2.3 million or 17.1%. The first quarter revenue softness was expected due to the lower backlog to start the year as our customers adjusted to their demand. Heading into the second quarter, our backlog at March 31, 2017 has rebounded nicely and is up 14.5% from the start of the year and 15.9% compared to the prior year.

Our first quarter 2017 gross margin of $3.1 million or 10.9% of sales was down $0.3 million and 80 basis points from the prior year. Plant utilization was down, and closing costs associated with the Augusta plant closing and product transfer costs impacted the gross margin in the quarter.

Operating profit for the first quarter of 2017 was $0.1 million as compared to $0.2 million for the prior year’s first quarter. A $354,000 gain from the sale of the Augusta facility was offset by the lower gross margin and increases in general and administrative expenses for professional service fees, investments in information systems resources and our new China operations.

Net loss for the three months ended March 31, 2017 was $14,700 or ($0.01) per basic and diluted common share, compared to net income for the three months ended March 31, 2016 of $62,900 or $0.02 per basic and diluted common share.

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended
	March 31
	2017	2016
Net Sales	100.0%	100.0%
Cost of Goods Sold	89.1	88.3
Gross Profit	10.9	11.7

Selling Expenses	4.3	4.5
General and Administrative Expenses	7.5	6.4
Gain on Sale of Property and Equipment	(1.3)	0.0
Income from Operations	0.4	0.8

Other Expenses, Net	(0.5)	(0.5)
Income (Loss) Before Income Taxes	(0.1)	0.3

Income Tax Expense (Benefit)	(0.0)	0.1
Net Income (Loss)	(0.1)%	0.2%

Net Sales

Net sales was $28.3 million in the first quarter of 2017, as compared to $28.9 million in the first quarter of the prior year, a decrease of $0.6 million or 2.2%. Net sales results were varied by markets, the medical market increased by $2.1 million or 18.0% with medical component products accounting for 84.0% of the increase and medical devices the remaining 16.0%. The industrial market sector was down $2.3 million in the first quarter of 2017 as compared to the same quarter of 2016, primarily from lower demand levels from our transportation equipment customers. Net sales from the aerospace and defense markets decreased by 12.1% in the first quarter of 2017 as compared to the first quarter of 2016 due to lower customer orders.

Net sales by our major EMS industry markets for the three month periods ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31
	2017	2016	%
(in thousands)	$	$	Change
Aerospace and Defense	3,351	3,811	(12.1)
Medical	13,858	11,745	18.0
Industrial	11,109	13,394	(17.1)
Total Sales	28,318	28,950	(2.2)

Backlog

Our 90-day order backlog as of March 31, 2017 was $23.5 million, a 14.5% increase from the beginning of the quarter and a 15.9% increase as compared to the prior year. Backlog for our medical customers has increased 33.6% over the prior year and 10.4% over the prior quarter. The aerospace and defense backlog increased 13.3% from the beginning of the quarter and decreased 22.7% from the prior year as past due orders were reduced significantly.   Our industrial customers’ backlog increased 22.8% from the beginning of the quarter and 24.0% from the prior year, improving our position heading into the second  quarter. Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.

90 day backlog by our major EMS industry markets are as follows:

	Backlog as of the Quarter Ended
	March 31	December 31	March 31
(in thousands)	2017	2016	2016
Aerospace and Defense	$4,122	$3,637	$5,334
Medical	11,917	10,799	8,922
Industrial	7,418	6,042	5,980
Total Backlog	$23,457	$20,478	$20,236

Our 90 day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit

Gross profit as a percent of net sales for the three months ended March 31, 2017 and 2016, was 10.9% and 11.7%, respectively. The decrease in gross profit in the first quarter of 2017 as compared to the same period last year was due to lower plant utilization, closing costs associated with the Augusta plant shut down and product transfer costs.

Selling Expense

Selling expense for the three months ended March 31, 2017 and 2016 was $1.2 million or 4.3% of sales and $1.3 million or 4.5% of sales, respectively. The decrease is due to the timing of expenses. We expect to continue at an increased rate of funding for business development activities and marketing initiatives to maintain existing business and stimulate sales growth.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2017 and 2016, were $2.1 million or 7.5% of sales and $1.9 million or 6.4% of sales, respectively. The increase in general and administrative expense for the periods listed was due to an increase in professional service fees, investments in information systems resources and our new China operations.

Gain from Sale of Property and Equipment

Net gain from sale of property and equipment for the quarter ended March 31, 2017 was $354,000 from the sale of the Augusta building and building improvements (see Note 6). There was no gain from sale of property and equipment recorded in 2016.

Income from Operations

First quarter 2017 income from operations was $120,000 as compared to $221,000 for the first quarter in 2016.  The decline in income from operations of $100,000 for the quarter was due to the lower gross margin impact and increased general and administrative expenses.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three months ended March 31, 2017 and 2016 was 23.3% and 29.2%, respectively. The effective tax rate for the year ended December 31, 2017 is expected to be 23.3% compared to 44.4% for the year ended December 31, 2016. The decrease is due mainly to the higher level of income expected in China  and related foreign tax rate differential benefit.

Net Income (Loss)

Net loss for the three months ended March 31, 2017 was $14,700 or ($0.01) per basic and diluted common share, compared to net income for the three months ended March 31, 2016 of $62,900 or $0.02 per basic and diluted common share.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2017 was $255,000. The noncash addback of depreciation and amortization along with increases in accounts payable, through the extension of terms and conditions, has positively impacted cash flows, offset by a gain on disposal of property and equipment and an increase in inventory.

Net cash provided by investing activities of $370,000 for the three months ended March 31, 2017, was generated from the proceeds of the sale of the Augusta building (see Note 6), offset by property and equipment purchases to support the business.

We have satisfied our liquidity needs over the past several years with cash flows generated from operations and an operating line of credit through WFB. We also have real estate and equipment term loans. We have a credit agreement with WFB which was most recently amended on January 12, 2017 and provides for a line of credit arrangement of $15.0 million that expires, if not renewed, on May 31, 2018. The credit arrangement also has a $1.8 million real estate term note outstanding with a maturity date of March 31, 2027, an additional $1.7 million real estate term note outstanding that is due, if not renewed, on December 31, 2027, an equipment loan for $2.7 million and a term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018.

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

On March 31, 2017, we had outstanding advances of $8.1 million under the line of credit and unused availability of $4.9 million supported by our borrowing base. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs. Our working capital was $19.5 and $19.2 million as of March 31, 2017 and December 31, 2016, respectively.

Our credit agreement with WFB requires us to maintain a minimum fixed charge coverage ratio of not less than 1.05 to 1.00. The fixed charge coverage ratio at March 31, 2017 was 1.43 to 1.00.

Cash conversion cycle:

	Three Months Ended
	March 31, 2017	March 31, 2016
Days in trade accounts receivable	54	53
Days in inventory	78	76
Days in accounts payable	(54)	(46)
Cash conversion cycle	78	83

We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory and accounts payable as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate cash conversion cycle as the sum of days in receivable and inventory less days in accounts payable. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms and the timing of revenue recognition and inventory purchases within the period. Days in accounts accounts payable for the three months ended March 31, 2017 increased by eight days compared to the three months ended March 31, 2016, as a result of the timing of payments. The improvements were partially offset by an increase in days in accounts receivable as a result of timing of collections and an increase in days in inventory which was caused by increased inventory on hand related to delays in shipments, delays in new product launches, product transfer safety stock and projects on hold for customer design issues.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these critical accounting policies since December 31, 2016. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results could differ from these estimates.

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

Please refer to forward-looking statements and risks as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Consolidated Financial Statements.

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: May 11, 2017	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Executive Officer and President
Nortech Systems Incorporated

Date: May 11, 2017	by	/s/ Paula M. Graff

Paula M. Graff
Vice President and Chief Financial Officer
Nortech Systems Incorporated