Form 10-Q
period 2017-06-30
NORTECH SYSTEMS INC
filed 2017-08-09
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of $.01 par value common stock outstanding at August 5, 2017 was 2,747,831.

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings	23

Item 6	-	Exhibits	23

SIGNATURES			24

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016

Net Sales	$30,134,044	$28,945,135	$58,451,901	$57,895,177

Cost of Goods Sold	26,768,983	25,822,428	51,995,253	51,393,909

Gross Profit	3,365,061	3,122,707	6,456,648	6,501,268

Operating Expenses
Selling Expenses	1,327,222	1,310,335	2,532,270	2,613,825
General and Administrative Expenses	1,944,154	1,922,308	4,064,607	3,776,431
Gain on Sale of Property and Equipment	(1,000)	—	(355,336)	—
Total Operating Expenses	3,270,376	3,232,643	6,241,541	6,390,256

Income (Loss) From Operations	94,685	(109,936)	215,107	111,012

Other Expense
Loss on Extinguishment of Debt	(174,834)	—	(174,834)	—
Interest Expense	(141,474)	(139,247)	(280,996)	(271,269)

Loss Before Income Taxes	(221,623)	(249,183)	(240,723)	(160,257)

Income Tax Benefit	(205,956)	(69,000)	(210,404)	(43,000)

Net Loss	$(15,667)	$(180,183)	$(30,319)	$(117,257)

Loss Per Common Share:

Basic (in dollars per share)	$(0.01)	$(0.07)	$(0.01)	$(0.04)
Weighted Average Number of Common Shares Outstanding - Basic (in shares)	2,747,831	2,747,700	2,747,831	2,747,012

Diluted (in dollars per share)	$(0.01)	$(0.07)	$(0.01)	$(0.04)
Weighted Average Number of Common Shares Outstanding - Diluted (in shares)	2,747,831	2,747,700	2,747,831	2,747,012

Other Comprehensive Loss
Foreign Currency Translation	$254	$—	$(3,062)	$—
Comprehensive Loss, Net of Tax	$(15,413)	$(180,183)	$(33,381)	$(117,257)

See Accompanying Notes to the Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2017	2016(1)
	(Unaudited)
ASSETS
Current Assets
Cash	$190,691	$268,204
Restricted Cash	346,567	—
Accounts Receivable, less allowances of $144,000 and $883,000	17,099,176	17,320,784
Inventories	21,594,380	20,653,841
Prepaid Expenses	1,023,546	1,048,373
Income Taxes Receivable	409,792	198,535
Total Current Assets	40,664,152	39,489,737

Property and Equipment, Net	9,504,549	10,330,834
Other Intangible Assets, Net	1,855,324	1,861,764
Goodwill	3,283,454	3,283,454
Deferred Tax Assets	543,000	543,000
Other Assets	7,726	7,726
Total Assets	$55,858,205	$55,516,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$1,064,876	$1,565,347
Accounts Payable	15,316,665	13,825,530
Accrued Payroll and Commissions	3,295,505	3,311,693
Other Accrued Liabilities	1,706,070	1,603,069
Income Taxes Payable	44,068	—
Total Current Liabilities	21,427,184	20,305,639

Long-Term Liabilities
Long-Term Line of Credit	6,642,937	7,315,262
Long-Term Debt, Net of Current Maturities	4,903,764	4,891,631
Other Long-Term Liabilities	594,273	689,195
Total Long-Term Liabilities	12,140,974	12,896,088

Total Liabilities	33,568,158	33,201,727

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,747,831 Shares Issued and Outstanding, respectively	27,478	27,478
Additional Paid-In Capital	15,755,305	15,746,665
Accumulated Other Comprehensive Loss	(47,507)	(44,445)
Retained Earnings	6,304,771	6,335,090
Total Shareholders’ Equity	22,290,047	22,314,788
Total Liabilities and Shareholders’ Equity	$55,858,205	$55,516,515

(1)         The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date

See Accompanying Notes to the Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2017	2016
Cash Flows From Operating Activities
Net Loss	$(30,319)	$(117,257)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation	1,095,839	1,029,106
Amortization	138,186	95,329
Compensation on Stock-Based Awards	8,640	994
Loss on Extinguishment of Debt	16,756	—
Compensation on Equity Appreciation Rights	952	(6,422)
Change in Contingent Consideration	(86,963)	33,830
Change in Accounts Receivable Allowance	(739,080)	51,000
Change in Inventory Reserves	228,845	43,797
Gain on Disposal of Property and Equipment	(355,336)	—
Changes in Current Operating Items
Accounts Receivable	960,688	278,832
Inventories	(1,169,384)	(1,378,786)
Prepaid Expenses	24,827	224,508
Income Taxes Receivable	(211,257)	(145,458)
Income Taxes Payable	44,068	46,798
Accounts Payable	1,288,503	1,175,815
Accrued Payroll and Commissions	(16,188)	57,185
Other Accrued Liabilities	94,090	(330,457)
Net Cash Provided by Operating Activities	1,292,867	1,058,814
Cash Flows from Investing Activities
Proceeds from Sale of Property and Equipment	668,786	—
Purchase of Intangible Asset	(100,000)	—
Purchases of Property and Equipment	(358,787)	(1,389,942)
Net Cash Provided by (Used in) Investing Activities	209,999	(1,389,942)
Cash Flows from Financing Activities
Net Change in Line of Credit	(672,325)	848,757
Proceeds from Long-Term Debt	5,123,000	250,000
Principal Payments on Long-Term Debt	(5,234,320)	(734,593)
Loss on Extinguishment of Debt	(158,078)	—
Debt Issuance Costs	(267,442)	—
Excess Tax Benefits from Stock-Based Compensation	—	(25,209)
Proceeds from Issuance of Common Stock	—	4,822
Net Cash Provided by (Used in) Financing Activities	(1,209,165)	343,777

Effect of Exchange Rate Changes on Cash	(24,647)	—

Net Change in Cash	269,054	12,649

Cash - Beginning of Period	268,204	887

Cash - Ending of Period	$537,258	$13,536

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets
Cash	$190,691	$13,536
Restricted Cash	346,567	—
Total Cash and restricted cash reported in the condensed consolidated statements of cash flows	$537,258	$13,536

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$263,156	$260,644
Cash Refunded During the Period for Income Taxes	22,745	—

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	243,602	1,740

See Accompanying Notes to the Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the interim periods have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these condensed consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results, since actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Nortech Systems Incorporated and its wholly-owned subsidiaries, Manufacturing Assembly Solutions of Monterrey, Inc., and Nortech Systems Hong Kong Company, Limited and its subsidiary, Nortech Systems Suzhou Company, Limited. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior year Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 to conform to the current year presentation. In the current year we revised our presentation of non-cash changes in the accounts receivable allowance and changes in inventory reserves on the Condensed Consolidated Statement of Statement of Cash Flows to show these amounts separately. Prior year amounts were reclassified to conform with current year presentation, which decreased cash provided by accounts receivable by $51,000 and increased cash used in inventories by $43,797 for the six months ended June 30, 2016. There was no change in total net cash provided by operating activities for the six months ended June 30, 2016. This change has no impact on the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Stock Options

Following is the status of all stock options as of June 30, 2017:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2017	37,750	$4.75
Granted	150,000	3.43
Exercised	—	—
Cancelled	—	—
Outstanding - June 30, 2017	187,750	$3.70	8.63	$39,525
Exercisable - June 30, 2017	37,750	$4.75	3.70	$6,525

There were no options exercised during the three and six months ended June 30, 2017.  For the three and six months ended June 30, 2016, 1,507 options were exercised.  These exercised options had a total intrinsic value of $964 and resulted in cash proceeds of $4,822 for the three and six months ended June 30, 2016.

Under the 2005 Incentive Compensation Plan, there were no stock options granted during the three and six months ended June 30, 2016.  In May 2017, the shareholders approved the 2017 Stock incentive Plan which authorized the issuance of 350,000 shares. During the three and six months ended June 30, 2017, 150,000 options were granted.

Total compensation expense related to stock options for the three months ended June 30, 2017 and 2016 was $8,640 and $0, respectively.  Total compensation expense related to stock options for the six months ended June 30, 2017 and 2016 was $8,640 and $994, respectively. As of June 30, 2017, there was $198,720 of unrecognized compensation which will vest over the next 2.87 years.

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

During the three and six months ended June 30, 2017, a total of 100,000 Units were granted.  During the three and six months ended June 30, 2016, no additional Units were granted.

Total compensation expense (income) related to the vested outstanding Units based on the estimated appreciation over their remaining terms was ($6,391) and $3,300 for the three months ended June 30, 2017 and 2016, respectively and $952 and ($6,422) for the six months ended June 30, 2017 and 2016, respectively. The income for the three months ended June 30, 2017 and six months ended June 30, 2016 was the result of a change in the estimate of the appreciation of book value per share of common stock.

As of June 30, 2017 and December 31, 2016, approximately $23,000 and $45,000 is accrued under this plan, respectively. As of June 30, 2017, approximately $11,000 of this balance was included in other accrued liabilities and approximately $12,000 of this balance was included in other long-term liabilities. As of December 31, 2016, approximately $23,000 of this balance was included in other accrued liabilities and the remaining $22,000 balance was included in other long-term liabilities.

Earnings per Common Share

For the three and six months ended June 30, 2017 and 2016, the effect of all stock options is antidilutive due to the net loss incurred and, therefore, was not included in the computation of earnings per-share amounts.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The June 30, 2017 balance included cash collateral required to be held against letters of credit and our corporate employee purchasing card program. As of June 30, 2017 we had no outstanding letters of credit. We held no restricted cash as of December 31, 2016.

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts was approximately $144,000 and $883,000 at June 30, 2017 and December 31, 2016, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows:

	June 30,	December 31,
	2017	2016
Raw Materials	$15,323,226	$14,533,690
Work in Process	4,516,643	4,104,968
Finished Goods	2,656,769	2,688,596
Reserves	(902,258)	(673,413)

Total	$21,594,380	$20,653,841

Other Intangible Assets

Other intangible assets at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Customer Relationships	$1,302,000	$289,331	$1,012,669
Trade Names	814,000	81,400	732,600
Intellectual Property	100,000	11,111	88,889
Bond Issue Costs	79,373	58,207	21,166
Totals	$2,295,373	$440,049	$1,855,324

	December 31, 2016
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Customer Relationships	$1,302,000	$216,998	$1,085,002
Trade Names	814,000	61,050	752,950
Bond Issue Costs	79,373	55,561	23,812
Totals	$2,195,373	$333,609	$1,861,764

Amortization expense for the three and six months ended June 30, 2017 was $55,997 and $106,440, respectively. Amortization expense for the three and six months ended June 30, 2016 was $47,666 and $95,329, respectively.

Estimated future amortization expense related to these assets is approximately as follows:

Remainder of 2017	$112,002
2018	224,004
2019	224,004
2020	196,217
2021	188,020
Thereafter	911,077
Total	$1,855,324

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. No events were identified during the three and six months ended June 30, 2017 that would require us to test for impairment.

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

In the second quarter of 2017, as a result of changes in the reporting unit’s forecast, goodwill was evaluated for impairment as of June 30, 2017. Based on the impairment analysis performed, it was concluded there was no impairment of goodwill and no impairment expense was recorded during the three and six months ended June 30, 2017 and 2016, respectively.

Recently Issued Accounting Standards

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, Compensation — Stock Compensation (Topic 718), to reduce the diversity in practice and the cost and complexity for the accounting for a change in terms or conditions of a share-based award. ASU 2017-09 is to be applied on a prospective basis effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect of this update on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is to be applied on a prospective basis effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. We are currently evaluating the effect of this update on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash in the Statement of Cash Flows (Topic 230), which prescribes that restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This standard is effective for fiscal years beginning after December 15, 2017, although early adoption is permitted, including adoption in an interim period. We adopted this guidance in 2017. See Note 1, “Summary of Significant Accounting Policies,” of Condensed Notes to the Consolidated Financial Statements for further description of our restricted cash.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments (Topic 230). This guidance will be effective for us beginning in the first quarter of 2018, although early adoption is permitted. We are evaluating the impact, if any, that this new guidance will have on our Consolidated Statements of Cash Flows.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted the guidance in the current year. The adoption of ASU 2016-09 required no retrospective adjustments to the financial statements. In addition, there was no material cumulative-effect adjustment to retained earnings, nor did the adoption impact the tax provision for the current quarter.

During February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard on a modified retrospective basis to all periods presented. We are currently assessing the effect that ASU 2016-02 will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard changes the measurement principle for certain inventory methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This standard does not apply to inventory that is measured using Last-in First-out (“LIFO”) or the retail inventory method. The provisions of ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance in the current year and there was no impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. We plan to adopt the new guidance beginning January 1, 2018.

We have performed a review of the requirements of the new guidance and have initially identified which of our revenue streams will be within the scope of ASU 2014-09.  We are working through an adoption plan which includes a review of customer contracts, applying the five-step model of the new standard to each revenue stream and comparing the results to our current accounting; an evaluation of the method of adoption; and assessing changes that might be necessary to our processes, internal controls and changes in financial reporting. The Company expects to complete the review of contracts and evaluate the impact of the accounting and disclosure changes on its business processes and controls during the fourth quarter of 2017.

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

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three and six months ended June 30, 2017 and 2016. One division accounted for approximately 25.3% and 24.9% of net sales for the three and six months ended June 30, 2017, respectively, and approximately 19.7% and 18.6% of net sales for the three and six months ended June 30, 2016. The second division accounted for approximately 1.3% and 1.8% of net sales for the three and six months ended June 30, 2017, respectively, and approximately 4.0% and 5.3% of net sales for the three and six months ended June 30, 2016. Together they accounted for approximately 26.7% of net sales for the three and six months ended June 30, 2017 and approximately 23.7% and 23.9% of net sales for the three and six months ended June 30, 2016. Accounts receivable from the customer at June 30, 2017 and December 31, 2016 represented approximately 21.1% and 13.6% of our total accounts receivable, respectively.

Export sales represented approximately 17.0% and 13.2% of net sales for the three months ended June 30, 2017 and 2016, respectively. Export sales represented 15.5% and 12.1% of net sales for the six months ended June 30, 2017 and 2016, respectively.

NOTE 3. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000,000 that expires on June 15, 2022. The credit arrangement also has a $5,000,000 real estate term note outstanding with a maturity date of June 15, 2022. The Bank of America credit agreement replaces our previous credit agreement with Wells Fargo Bank which terminated on June 20, 2017 and resulted in a loss on the extinguishment of debt of $174,834 primarily related to legal and terminations fees. Under the new credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at one-month LIBOR + 2.00% (approximately 3.25% at June 30, 2017) while our real estate term notes bear interest at one-month LIBOR + 2.25% (approximately 3.50% at June 30, 2017). The combined weighted-average interest rate related to our new line of credit agreement and terminated credit agreement was 3.65% and 3.51% for the three and six months ended June 30, 2017, respectively. We had borrowings on our line of credit of $6,642,937 and $7,315,262 outstanding as of June 30, 2017 and December 31, 2016, respectively. There are no acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

The Bank of America credit agreement provides for, among other things, a fixed charge coverage ratio of not less than (i) 1.00 to 1.00 for the trailing four fiscal quarters most recently ended.  As of June 30, 2017, we were in compliance with this covenant.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At June 30, 2017, we had unused availability under our line of credit of $7,392,337 supported by our borrowing base. The line is secured by substantially all of our assets.

As part of the July 1, 2015 Devicix acquisition we entered into two unsecured subordinated promissory notes payable to the seller in the principal amounts of $1,000,000 and $1,300,000. The $1,000,000 promissory note has a four-year term, bearing interest at 4.0% per annum, requiring monthly principal and interest payments of $22,579 and is subject to offsets if certain revenue levels are not met. The $1,300,000 promissory note has a four-year term and bears interest at 4.0% per annum, requiring monthly principal and interest payments of $29,353 and is not subject to offset.

Long-term debt at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
Term note payable - Bank of America Real estate term note bearing interest at one-month LIBOR + 2.25% maturing June 15, 2022 with monthly payments of approximately $41,000 plus interest secured by substantially all assets.	$5,000,000	$—

Term notes payable - Wells Fargo Bank, N.A. Real estate term notes bearing interest at three month LIBOR + 2.75% maturing March 31, 2027, and December 31, 2027 with combined monthly payments of approximately $19,000 plus interest, secured by substantially all assets.	—	2,415,428

Equipment notes bearing interest at three month LIBOR + 2.75% maturing May 2018 with a combined monthly payments of approximately $46,000 plus interest, secured by substantially all assets.	—	2,489,624

Industrial revenue bond payable to the City of Blue Earth, Minnesota which bears a variable interest rate (approx. 0.21% at June 30, 2017), and has a maturity date of June 1, 2021, with principal of $80,000 payable annually on June 1.	120,000	200,000

Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019.	519,956	643,585

Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019.	675,944	836,661
	6,315,900	6,585,298
Discount on Devicix Notes Payable	(82,600)	(102,424)
Debt issuance Costs	(264,660)	(25,896)
Total long-term debt	5,968,640	6,456,978
Current maturities of long-term debt	(1,064,876)	(1,565,347)
Long-term debt - net of current maturities	$4,903,764	$4,891,631

NOTE 4.  INCOME TAXES

Historically, the Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate and refines our estimates quarterly based on facts and circumstances including discrete events, by each jurisdiction. For the current quarter, the Company is utilizing an estimated year-to-date effective tax rate rather than the estimated annual rate approach as a result of changes in the forecast. Our effective tax rate for the three and six months ended June 30, 2017 was 92.9% and 87.4%, respectively. Our effective tax rate for the three and six months ended June 30, 2016 was 27.7% and 26.8%, respectively. The increase in our current year-to-date effective rate versus prior year is due mainly to the higher level of pretax book loss and the related increase in the foreign tax rate differential benefit.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Statutory federal tax provision benefit	$(74,500)	$(89,000)	$(81,000)	$(55,000)
State income tax expense (benefit)	(6,900)	13,000	(500)	16,000
Income tax credits	(25,000)	(17,000)	(50,000)	(40,000)
Change in uncertain tax positions	2,500	—	5,000	—
Foreign tax benefit	(96,300)	—	(82,000)	—
Other	(5,400)	24,000	(1,500)	36,000
Income tax benefit	$(205,600)	$(69,000)	$(210,000)	$(43,000)

At June 30, 2017, we had $57,000 of net uncertain tax benefit positions remaining in other long-term liabilities related to research and development credits that would increase our effective income tax rate if recognized. At December 31, 2016, we had $52,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2022.

Rent expense for the three months ended June 30, 2017 and 2016 amounted to approximately $332,000 and $294,000 respectively. Rent expense for the six months ended June 31, 2017 and 2016 amounted to approximately $649,000 and $593,000 respectively.

Approximate future minimum lease payments under non-cancelable leases subsequent to June 30, 2017 are as follows:

Years Ending
December 31,	Amount
Remainder of 2017	$439,000
2018	880,000
2019	620,000
2020	374,000
2021	175,000
Thereafter	143,000
Total	$2,631,000

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Maple Grove, Minnesota based full-service electronics manufacturing services (“EMS”) contract manufacturer of medical devices and systems wire and cable assemblies, printed circuit board assemblies and higher-level box builds for a wide range of industries. We provide value added engineering services and technical support including design, testing, prototyping and supply chain management to our customers in the medical, aerospace and defense and industrial equipment markets. We maintain facilities in Minnesota, US; Monterrey, Mexico; and Suzhou, China. All of our facilities are certified to one or more of the ISO/AS standards, including 9001, AS9100 and 13485, with most having additional certifications based on the needs of the customers they serve.

In the second quarter of 2017 revenue grew by 4.1% to $30.1 million lead by our medical and global customers. Our gross margin improvement year over year is attributed to customer mix and our Suzhou, China operation moving into full production mode. Our operating profit in the second quarter was aided by a recovery of $0.3 million from a bad debt bankruptcy settlement in addition to the volume and mix in gross margin. Pretax income was negatively impacted by $0.2 million in debt extinguishment costs related to the change in our banking arrangement to Bank of America.

We had operating cash flows of $1.3 million and paid down debt by $0.9 million in the first six months of 2017. During the quarter our Board of Directors appointed a Chief Operating Officer (COO) to our executive team who will oversee all aspects of global manufacturing, engineering, sourcing and business development. Our COO has an international business background and extensive management experience in manufacturing, technology and finance with a focus on continuous improvement and automation.

2017 Second Quarter Highlights

The second quarter of 2017 revenue was $30.1 million, compared to revenue of $28.9 million in second quarter of 2016. Medical market revenue increased $1.8 million or 14.1% from prior year with our defense revenue down by $0.5 million or 11.2% and industrial revenue down $0.1 million or 0.9%. Heading into the third quarter, our backlog at June 30, 2017 is up 1.1% from the start of the quarter and 4.2% compared to the prior year.

Our second quarter 2017 gross margin of $3.4 million or 11.2% of sales was up $0.3 million and 40 basis points from the prior year primarily due to customer mix and our China operation now in full production mode compared to starting up costs in the prior year.

Operating profit for the second quarter of 2017 was $0.1 million as compared to loss of $0.1 million for the prior year’s second quarter. The $0.2 million increase was due to the higher gross margin and a bad debt recovery of $0.3 million from a bankruptcy settlement.

Net loss for the three months ended June 30, 2017 was $15,667 or $0.01 loss per basic and diluted common share compared to net loss for the three months ended June 30, 2016 of $0.2 million or $0.07 loss per basic and diluted common share. Net loss for the six months ended June 30, 2017 was $30,319 or $0.01 loss per basic and diluted common share compared to net loss for the six months ended June 30, 2016 of $0.1 million or $0.04 loss per basic and diluted common share. The current net loss for the three and six months ended June 30, 2017 was due to approximately $0.2 million for debt extinguishment costs. Excluding this item, we would have had net income for the three and six months ended June 30, 2017 of approximately $0.2 million and $0.1 million, respectively.

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	88.8	89.2	89.0	88.8
Gross Profit	11.2	10.8	11.0	11.2

Selling Expenses	4.4	4.5	4.3	4.5
General and Administrative Expenses	6.5	6.7	7.0	6.5
Gain on Sale of Property and Equipment	0.0	0.0	(0.6)	0.0
Income (Loss) from Operations	0.3	(0.4)	0.3	0.2

Other Expenses	(1.0)	(0.4)	(0.8)	(0.5)
Loss Before Income Taxes	(0.7)	(0.8)	(0.5)	(0.3)

Income Tax Benefit	(0.7)	(0.2)	(0.4)	(0.1)
Net Loss	0.0%	(0.6)%	(0.1)%	(0.2)%

Net Sales

Net sales by our major EMS industry markets for the three and six month periods ended June 30, 2017 and 2016 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	%	2017	2016	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	3,887	4,376	-11.2%	7,238	8,396	-13.8%
Medical	14,397	12,613	14.1%	28,255	24,209	16.7%
Industrial	11,850	11,956	-0.9%	22,959	25,290	-9.2%
Total Sales	30,134	28,945	4.1%	58,452	57,895	1.0%

Net sales were $30.1 million in the second quarter of 2017, as compared to $28.9 million in the second quarter of the prior year, an increase of $1.2 million or 4.1%.  Net sales results were varied by markets, the medical market increased by $1.8 million or 14.1%. The industrial market sector was slightly down $0.1 million in the second quarter of 2017 as compared to the same quarter of 2016, primarily from lower demand levels from our transportation equipment customers. Net sales from the aerospace and defense markets decreased by 11.2% in the second quarter of 2017 as compared to the second quarter of 2016 due to lower customer demands.

Net sales were $58.5 million in the six months ended June 30, 2017, as compared to $57.9 million in the prior year, an increase of $0.6 million or 1.0%. Net sales results were varied by markets, the medical market increased by $4.0 million or 16.7%. The industrial market sector was down $2.3 million in the first six months of 2017 as compared to the same period of 2016, primarily from lower demand levels from our transportation equipment customers. Net sales from the aerospace and defense markets decreased $1.2 million or 13.8% in the first six months of 2017 as compared to 2016 due to lower customer demands.

Backlog

90 day backlog by our major EMS industry markets are as follows:

	Backlog as of the Quarter Ended
	June 30,	March 31,	June 30,
(in thousands)	2017	2017	2016
Aerospace and Defense	$4,252	$4,122	$4,791
Medical	12,282	11,917	11,428
Industrial	7,176	7,418	6,526
Total Backlog	$23,710	$23,457	$22,745

Our 90-day order backlog as of June 30, 2017 was $23.7 million, a 1.1% increase from the beginning of the quarter and a 4.2% increase as compared to the prior year. Backlog for our medical customers has increased 7.5% over the prior year and 3.1% over the prior quarter. The aerospace and defense backlog increased 3.2% since the beginning of the quarter and decreased 11.2% from the prior year as past due orders were reduced significantly.  Our industrial customers’ backlog decreased 3.3% since from the beginning of the quarter and increased 10.0% from the prior year, improving our position heading into the third quarter. Our backlog consists of firm purchase orders and we expect a major portion of the current 90 day backlog to be realized as revenue during the following quarter.

Our 90 day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit

Gross profit as a percent of net sales for the three months ended June 30, 2017 and 2016, was 11.2% and 10.8%, respectively. The increase in gross profit in the second quarter of 2017 as compared to the same period last year was primarily due to customer mix and our China operation now in full production mode compared to starting up costs in the prior year. Gross profit as a percentage of net sales for the six months ended June 30, 2017 and 2016 was 11.0% and 11.2%, respectively.

Selling Expense

Selling expense for the three months ended June 30, 2017 and 2016 was $1.3 million or 4.4% of sales and $1.3 million or 4.5% of sales, respectively. We will continue to fund business development to this level to support activities and marketing initiatives to maintain existing business and stimulate sales growth. Selling expense for the six months ended June 30, 2017 and 2016 was $2.5 million or 4.3% of sales and $2.6 million or 4.5% of sales, respectively.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2017 and 2016, were $1.9 million or 6.5% of sales and $1.9 million or 6.7% of sales, respectively. The increase in professional service fees, investments in information systems resources and our new China operations were offset by a bad debt bankruptcy recovery settlement.

General and administrative expenses for the six months ended June 30, 2017 and 2016 were $4.1 million or 7.0% of sales and $3.8 million or 6.5% of sales, respectively. The increase in professional service fees, investments in information systems resources and our new China operations account for the majority of the increased spending.

Gain from Sale of Property and Equipment

Net gain from sale of property and equipment for the six months ended June 30, 2017 was $0.4 million from the sale of the Augusta building and building improvements (see Note 6). There was no gain from sale of property and equipment recorded in 2016.

Income from Operations

Second quarter 2017 income from operations was $0.1 million as compared to a loss of $0.1 million for the second quarter in 2016.  The increase in income from operations of for the quarter was due to the higher gross margin and a bad debt recovery.

Income from operations for the first six months in 2017 was $0.2 million as compared to $0.1 million for the same comparable period in 2016.  The increase in income from operations for the period was due to a gain on the sale of our Augusta facility and bad debt recovery partially offset by increased general and administrative expenses.

Income Taxes

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Statutory federal tax provision (benefit)	$(74,500)	$(89,000)	$(81,000)	$(55,000)
State income tax expense (benefit)	(6,900)	13,000	(500)	16,000
Income tax credits	(25,000)	(17,000)	(50,000)	(40,000)
Change in uncertain tax positions	2,500	—	5,000	—
Foreign tax benefit	(96,300)	—	(82,000)	—
Other	(5,400)	24,000	(1,500)	36,000
Income tax benefit	$(205,600)	$(69,000)	$(210,000)	$(43,000)

Historically, the Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate and refines our estimates quarterly based on facts and circumstances including discrete events, by each jurisdiction. For the current quarter, the Company is utilizing an estimated year-to-date effective tax rate rather than the estimated annual rate approach as a result of changes in the forecast. Our effective tax rate for the three and six months ended June 30, 2017 was 92.9% and 87.4%, respectively. Our effective tax rate for the three and six months ended June 30, 2016 was 27.7% and 26.8%, respectively. The increase in our current year-to-date effective rate versus prior year is due mainly to the higher level of pretax book loss and the related increase in the foreign tax rate differential benefit.

Net Income (Loss)

Net loss for the three months ended June 30, 2017 was $15,667 or $0.01 loss per basic and diluted common share compared to net loss for the three months ended June 30, 2016 of $0.2 million or $0.07 loss per basic and diluted common share. Net loss for the six months ended June 30, 2017 was $30,319 or $0.01 loss per basic and diluted common share compared to net loss for the six months ended June 30, 2016 of $0.1 million or $0.04 loss per basic and diluted common share. The current net loss for the three and six months ended June 30, 2017 was due to approximately $0.2 million for debt extinguishment costs. Excluding this item, we would have had net income for the three and six months ended June 30, 2017 of approximately $0.2 million and $0.1 million, respectively.

Liquidity and Capital Resources

We had total cash of $0.5 million consisting of unrestricted cash of $0.2 million and restricted cash of $0.3 million.

Net cash provided in operating activities increased by $0.2 million to $1.3 million for the six months ended June 30, 2017 compared to $1.1 million for the six months ended June 30, 2016.  Increases in accounts payable, through the extension of terms and conditions, and the reduction in our overall accounts receivable has positively impacted cash flows.

Net cash provided by investing activities of $0.2 million for the six months ended June 30, 2017, was generated from the proceeds of the sale of the Augusta building (see Note 6), offset by property and equipment purchases to support the business.

We have satisfied our liquidity needs over the past several years with cash flows generated from operations and a bank operating line of credit. We also have a real estate and equipment term loan. We have a credit agreement with Bank of America (BofA) which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16.0 million that expires on June 15, 2022. The credit arrangement also has a $5.0 million real estate term note outstanding with a maturity date of June 15, 2022.

Both the line of credit and real estate term notes are subject to fluctuations in the LIBOR rates. The line of credit and real estate term notes with BofA contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The availability under our line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line of credit is secured by substantially all of our assets.

On June 30, 2017, we had outstanding advances of $6.6 million under the line of credit and unused availability of $7.4 million supported by our borrowing base compared to $5.7 million available on December 31, 2016. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs. Our working capital was $19.2 million and $19.2 million as of June 30, 2017 and December 31, 2016, respectively.

We met our credit agreement with BofA which requires us to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00.

Cash conversion cycle:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Days in trade accounts receivable	54	52	52	52
Days in inventory	74	78	76	77
Days in accounts payable	(53)	(47)	(52)	(46)
Cash conversion cycle	75	83	76	83

We calculate days in accounts receivable as accounts receivable for the respective quarter and year-to-date period divided by annualized sales for the respective quarter and year-to-date period by day. We calculate days in inventory and accounts payable as each balance sheet line item for the respective quarter and year-to-date period divided by annualized cost of sales for the respective quarter and year-to-date period by day. We calculate cash conversion cycle as the sum of days in receivable and inventory less days in accounts payable. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms and the timing of revenue recognition and inventory purchases within the period. Days in accounts payable for the three and six months ended June 30, 2017 increased by six days compared to the three and months ended June 30, 2016, as a result of the timing of payments. Days in inventory for the three and six months ended June 30, 2017 improved by four days and one day, respectively compared to the three and months ended June 30, 2016. The improvements were partially offset by a slight increase in days in accounts receivable as a result of timing of collections.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 6. EXHIBITS

Exhibits

10.1	2017 Stock Incentive Plan approved by shareholders on May 3, 2017. (Incorporated by reference from the Definitive Proxy Statement filed March 22, 2017.)

10.2

Amended and Restated Employment Agreement, effective as of May 15, 2017, by and between the Company and Richard Wasielewski. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 19, 2017.)

10.3	Employment Agreement, effective as of May 15, 2017, by and between the Company and Matt Mahmood (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 19, 2017.)

10.4

Loan and Security Agreement effective as of June 15, 2017 between the Company and Bank of America, N. A. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 21, 2017.)

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Consolidated Financial Statements.

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: August 9, 2017	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Executive Officer and President
Nortech Systems Incorporated

Date: August 9, 2017	by	/s/ Paula M. Graff

Paula M. Graff
Vice President and Chief Financial Officer
Nortech Systems Incorporated