Form 10-Q
period 2017-09-30
NORTECH SYSTEMS INC
filed 2017-11-08
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares of $.01 par value common stock outstanding at November 3, 2017 was 2,739,251.

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2017	2016	2017	2016

Net Sales	$28,310,230	$29,718,414	$86,762,131	$87,613,591

Cost of Goods Sold	24,794,135	25,932,437	76,789,388	77,326,346

Gross Profit	3,516,095	3,785,977	9,972,743	10,287,245

Operating Expenses
Selling Expenses	1,144,193	1,122,494	3,676,463	3,736,319
General and Administrative Expenses	2,087,489	2,473,719	6,152,096	6,250,150
Gain on Sale of Property and Equipment	—	—	(355,336)	—
Total Operating Expenses	3,231,682	3,596,213	9,473,223	9,986,469

Income from Operations	284,413	189,764	499,520	300,776

Other Expense
Loss on Extinguishment of Debt	—	—	(174,834)	—
Interest Expense	(171,699)	(139,458)	(452,695)	(410,727)

Income (Loss) Before Income Taxes	112,714	50,306	(128,009)	(109,951)

Income Tax Expense (Benefit)	69,343	(13,000)	(141,061)	(56,000)

Net Income (Loss)	$43,371	$63,306	$13,052	$(53,951)

Income (Loss) Per Common Share:

Basic (in dollars per share)	$0.02	$0.02	$0.00	$(0.02)
Weighted Average Number of Common Shares Outstanding - Basic (in shares)	2,747,168	2,747,832	2,747,608	2,747,288

Diluted (in dollars per share)	$0.02	$0.02	$0.00	$(0.02)
Weighted Average Number of Common Shares Outstanding - Diluted (in shares)	2,748,533	2,749,944	2,748,973	2,747,288

Other Comprehensive Loss
Foreign Currency Translation	$(186)	$—	$(3,248)	$—
Comprehensive Income (Loss), Net of Tax	$43,185	$63,306	$9,804	$(53,951)

See Accompanying Notes to the Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016(1)
	(Unaudited)
ASSETS
Current Assets
Cash	$530,764	$268,204
Restricted Cash	541,795	—
Accounts Receivable, less allowances of $163,400 and $883,000	18,312,667	17,320,784
Inventories	21,068,366	20,653,841
Prepaid Expenses	1,044,159	1,048,373
Income Taxes Receivable	323,198	198,535
Total Current Assets	41,820,949	39,489,737

Property and Equipment, Net	10,104,568	10,330,834
Other Intangible Assets, Net	1,779,481	1,861,764
Goodwill	3,283,454	3,283,454
Deferred Tax Assets	528,000	543,000
Other Assets	7,726	7,726
Total Assets	$57,524,178	$55,516,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$990,755	$1,565,347
Current Portion of Capital Lease Obligation	169,131	—
Accounts Payable	14,801,233	13,825,530
Accrued Payroll and Commissions	2,429,767	3,311,693
Other Accrued Liabilities	2,541,226	1,603,069
Income Taxes Payable	6,328	—
Total Current Liabilities	20,938,440	20,305,639

Long-Term Liabilities
Long-Term Line of Credit	8,481,396	7,315,262
Long-Term Debt, Net of Current Maturities	4,611,826	4,891,631
Long-Term Capital Lease Obligation, Net of Current Portion	802,497	—
Other Long-Term Liabilities	356,416	689,195
Total Long-Term Liabilities	14,252,135	12,896,088

Total Liabilities	35,190,575	33,201,727

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,743,008 Shares Issued and Outstanding, respectively	27,430	27,478
Additional Paid-In Capital	15,755,724	15,746,665
Accumulated Other Comprehensive Loss	(47,693)	(44,445)
Retained Earnings	6,348,142	6,335,090
Total Shareholders’ Equity	22,333,603	22,314,788
Total Liabilities and Shareholders’ Equity	$57,524,178	$55,516,515

(1)         The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date

See Accompanying Notes to the Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2017	2016
Cash Flows From Operating Activities
Net Income (Loss)	$13,052	$(53,951)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Depreciation	1,636,040	1,565,716
Amortization	236,759	142,991
Compensation on Stock-Based Awards	25,920	994
Loss on Extinguishment of Debt	16,756	—
Compensation on Equity Appreciation Rights	(3,527)	5,950
Change in Contingent Consideration	(299,991)	—
Deferred Taxes	15,000	33,329
Change in Accounts Receivable Allowance	(719,919)	312,421
Change in Inventory Reserves	271,845	(104,341)
(Gain) Loss on Disposal of Property and Equipment	(355,336)	2,473
Changes in Current Operating Items
Accounts Receivable	(271,964)	430,647
Inventories	(686,370)	(1,452,737)
Prepaid Expenses	4,214	323,344
Income Taxes Receivable	(124,663)	(207,295)
Income Taxes Payable	6,328	(7,382)
Accounts Payable	823,669	1,857,082
Accrued Payroll and Commissions	(881,926)	(595,628)
Other Accrued Liabilities	908,896	(378,606)
Net Cash Provided by Operating Activities	614,783	1,875,007
Cash Flows from Investing Activities
Proceeds from Sale of Property and Equipment	668,786	3,000
Purchase of Intangible Asset	(100,000)	—
Purchases of Property and Equipment	(573,724)	(1,663,821)
Net Cash Used in Investing Activities	(4,938)	(1,660,821)
Cash Flows from Financing Activities
Net Change in Line of Credit	1,166,134	522,031
Proceeds from Long-Term Debt	5,123,000	466,000
Principal Payments on Long-Term Debt	(5,623,110)	(1,121,624)
Loss on Extinguishment of Debt	(158,078)	—
Debt Issuance Costs	(267,442)	—
Share Repurchases	(16,909)	—
Excess Tax Benefits from Stock-Based Compensation	—	(25,209)
Proceeds from Issuance of Common Stock	—	4,822
Net Cash Provided by (Used in) Financing Activities	223,595	(153,980)

Effect of Exchange Rate Changes on Cash	(29,085)	—

Net Change in Cash	804,355	60,206
Cash - Beginning of Period	268,204	887
Cash - Ending of Period	$1,072,559	$61,093

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets
Cash	$530,764	$61,093
Restricted Cash	541,795	—
Total Cash and restricted cash reported in the condensed consolidated statements of cash flows	$1,072,559	$61,093

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$382,578	$394,339
Cash Refunded During the Period for Income Taxes	22,145	—

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	193,004	31,068
Equipment Acquired under Capital Lease	971,628	—

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

Reclassifications

Certain reclassifications have been made to the prior year Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 to conform to the current year presentation. In the current year we revised our presentation of non-cash changes in the accounts receivable allowance and changes in inventory reserves on the Condensed Consolidated Statements of Cash Flows to show these amounts separately. Prior year amounts were reclassified to conform with current year presentation, which decreased cash provided by accounts receivable by $312,421 and decreased cash used in inventories by $104,341 for the nine months ended September 30, 2016.

Also in the current year we revised our prior year presentation of borrowings and repayments on our line of credit on the Condensed Consolidated Statements of Cash Flows to show the amounts together as the net change in our line of credit.

There was no change in total net cash provided by operating activities or cash used by financing activities for the nine months ended September 30, 2016. These changes have no impact on the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Stock Options

Following is the status of all stock options as of September 30, 2017:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2017	37,750	$4.75
Granted	150,000	3.43
Exercised	—	—
Cancelled	—	—
Outstanding - September 30, 2017	187,750	$3.70	8.38	$2,465
Exercisable - September 30, 2017	37,750	$4.75	3.45	$2,465

There were no options exercised during the three and nine months ended September 30, 2017.  For the three and nine months ended September 30, 2016, 1,507 options were exercised. These exercised options had a total intrinsic value of $964 and resulted in cash proceeds of $4,822 for the three and nine months ended September 30, 2016.

Under the 2005 Incentive Compensation Plan, there were no stock options granted during the three and nine months ended September 30, 2016.  In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. There were no stock options granted during the three months ended September 30, 2017.  There were 150,000 options granted during the nine months ended September 30, 2017.

Total compensation expense related to stock options for the three months ended September 30, 2017 and 2016 was $17,280 and $0, respectively.  Total compensation expense related to stock options for the nine months ended September 30, 2017 and 2016 was $25,920 and $994, respectively. As of September 30, 2017, there was $181,440 of unrecognized compensation which will vest over the next 2.62 years.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors adopted the Nortech Systems Incorporated Equity Appreciation Rights Plan (“2010 Plan”). The total number of Equity Appreciation Right Units (“Units”) that can be issued under the 2010 Plan shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015. The 2010 Plan provides that Units issued shall fully vest three years from the base date as defined in the agreement unless terminated earlier. Units give the holder a right to receive a cash payment equal to the appreciation in book value per share of common stock from the base date, as defined, to the redemption date. Unit redemption payments under the 2010 Plan shall be paid in cash within 90 days after we determine the book value of the Units as of the calendar year immediately preceding the redemption date.  The Units are adjusted to each reporting period based on the expected appreciation of the Units as defined in the Plan.

There were no Units granted during the three months ended September 30, 2017. During the nine months ended September 30, 2017, a total of 100,000 Units were granted.  During the three and nine months ended September 30, 2016, a total of 31,666 Units were granted.

Total compensation expense (income) related to the vested outstanding Units based on the estimated appreciation over their remaining terms was ($4,478) and $12,372 for the three months ended September 30, 2017 and 2016, respectively and ($3,527) and $5,950 for the nine months ended September 30, 2017 and 2016, respectively. The income for the three and nine months ended September 30, 2017 was the result of a change in the estimate of the appreciation of book value per share of common stock.

As of September 30, 2017 and December 31, 2016, approximately $18,600 and $45,000 is accrued under this plan, respectively. As of September 30, 2017, approximately $8,700 of this balance was included in other accrued liabilities and approximately $9,900 of this balance was included in other long-term liabilities. As of December 31, 2016, approximately $23,000 of this balance was included in other accrued liabilities and the remaining $22,000 balance was included in other long-term liabilities.

Earnings per Common Share

For the three and nine months ended September 30, 2017, 14,500 stock options were included in the computation of diluted per share amounts as their impact was dilutive.  For the three and nine months ended September 30, 2017, stock options of 173,250 were excluded because their inclusion would be antidilutive.

For the three months ended September 30, 2016, 14,500 stock options were included in the computation of diluted earnings per share amounts as their impact was dilutive, and stock options of 64,250 were excluded because their inclusion would be antidilutive.  For the nine months ended September 30, 2016, the effect of all stock options is antidilutive due to the net loss incurred and, therefore, were not included in the computation of earnings per-share amounts.

Share Repurchase Program

As of September 30, 2017, we have a $250,000 share repurchase program which was authorized by our Board of Directors in August 2017. Under this repurchase program, we repurchased 4,824 shares in open market transactions totaling $16,909 for the three and nine months ended September 30, 2017. As of September 30, 2017, we had a $250,000 share repurchase program with $233,091 remaining under this authorization. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The September 30, 2017 balance included cash collateral required to be held against our corporate employee purchasing card program and lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day. As of September 30, 2017, we had no outstanding letters of credit. We held no restricted cash as of December 31, 2016.

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts was approximately $163,400 and $883,000 at September 30, 2017 and December 31, 2016, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for uncollectible accounts.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows:

	September 30,	December 31,
	2017	2016
Raw Materials	$15,709,671	$14,533,690
Work in Process	3,794,829	4,104,968
Finished Goods	2,509,124	2,688,596
Reserves	(945,258)	(673,413)

Total	$21,068,366	$20,653,841

Other Intangible Assets

Other intangible assets at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Customer Relationships	$1,302,000	$325,498	$976,502
Trade Names	814,000	91,576	722,424
Intellectual Property	100,000	19,445	80,555
Bond Issue Costs	79,373	79,373	—
Totals	$2,295,373	$515,892	$1,779,481

	December 31, 2016
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Customer Relationships	$1,302,000	$216,998	$1,085,002
Trade Names	814,000	61,050	752,950
Bond Issue Costs	79,373	55,561	23,812
Totals	$2,195,373	$333,609	$1,861,764

Amortization expense for the three and nine months ended September 30, 2017 was $75,844 and $182,283, respectively. Amortization expense for the three and nine months ended September 30, 2016 was $47,663 and $142,992, respectively. The increase in amortization expense for the three and nine months ended September 30, 2017 was due to the redemption of our industrial revenue bond payable to the City of Blue Earth, which accelerated the recognition of the remaining bond issue costs.

Estimated future amortization expense related to these assets is approximately as follows:

Remainder of 2017	$54,678
2018	218,712
2019	218,712
2020	190,925
2021	185,376
Thereafter	911,078
Total	$1,779,481

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st.

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. No events related to long-lived assets were identified during the three and nine months ended September 30, 2017 that would require us to test for impairment.

In the third quarter of 2017, as a result of changes in the reporting unit’s forecast, goodwill was evaluated for impairment as of September 30, 2017. Based on the impairment analysis performed, it was concluded there was no impairment of goodwill and no impairment expense was recorded during the three and nine months ended September 30, 2017 and 2016, respectively.

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

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for our consolidated financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted the guidance in the current year. The adoption of ASU 2016-09 required no retrospective adjustments to the consolidated financial statements. In addition, there was no material cumulative-effect adjustment to retained earnings, nor did the adoption impact the tax provision for the current quarter.

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

We have performed a review of the requirements of the new guidance and have initially identified which of our revenue streams will be within the scope of ASU 2014-09.  We are continuing to working through an adoption plan which includes a review of customer contracts, applying the five-step model of the new standard to each revenue stream and comparing the results to our current accounting; an evaluation of the method of adoption; and assessing changes that might be necessary to our processes, internal controls and changes in financial reporting. The Company expects to complete the review of contracts and evaluate the impact of the accounting and disclosure changes on its business processes and controls during the fourth quarter of 2017.

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

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three and nine months ended September 30, 2017 and 2016. One division accounted for approximately 23.2% and 24.3% of net sales for the three and nine months ended September 30, 2017, respectively, and approximately 19.7% and 19.0% of net sales for the three and nine months ended September 30, 2016. The second division accounted for approximately 1.0% and 1.5% of net sales for the three and nine months ended September 30, 2017, respectively, and approximately 2.4% and 4.3% of net sales for the three and nine months ended September 30, 2016. Together they accounted for approximately 24.2% and 25.8% of net sales for the three and nine months ended September 30, 2017 and approximately 22.1% and 23.3% of net sales for the three and nine months ended September 30, 2016. Accounts receivable from the customer at September 30, 2017 and December 31, 2016 represented approximately 19.2% and 13.6% of our total accounts receivable, respectively.

Export sales represented approximately 18.0% and 13.0% of net sales for the three months ended September 30, 2017 and 2016, respectively. Export sales represented 15.8% and 12.2% of net sales for the nine months ended September 30, 2017 and 2016, respectively.

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

Under the new credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at one-month LIBOR + 2.00% (approximately 3.25% at September 30, 2017) while our real estate term notes bear interest at one-month LIBOR + 2.25% (approximately 3.50% at September 30, 2017). The combined weighted-average interest rate related to our new line of credit agreement and terminated credit agreement was 3.68% and 3.57% for the three and nine months ended September 30, 2017, respectively. We had borrowings on our line of credit of $8,481,396 and $7,315,262 outstanding as of September 30, 2017 and December 31, 2016, respectively. There are no acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

The Bank of America credit agreement provides for, among other things, a fixed charge coverage ratio of not less than (i) 1.00 to 1.00 for the trailing four fiscal quarters most recently ended.  As of September 30, 2017, we were in compliance with this covenant.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At September 30, 2017, we had unused availability under our line of credit of $4,462,000 supported by our borrowing base. The line is secured by substantially all of our assets.

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

Long-term debt at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
Term note payable - Bank of America
Real estate term note bearing interest at one-month LIBOR + 2.25% maturing June 15, 2022 with monthly payments of approximately $41,000 plus interest secured by substantially all assets.	$4,875,527	$—

Term notes payable - Wells Fargo Bank, N.A.
Real estate term notes bearing interest at three month LIBOR + 2.75% maturing March 31, 2027, and December 31, 2027 with combined monthly payments of approximately $19,000 plus interest, secured by substantially all assets.	—	2,415,428

Equipment notes bearing interest at three month LIBOR + 2.75% maturing May 2018 with a combined monthly payments of approximately $46,000 plus interest, secured by substantially all assets.	—	2,489,624

Industrial revenue bond payable to the City of Blue Earth, Minnesota which bears a variable interest rate had a maturity date on June 1, 2021, with principal of $80,000 payable annually on June 1. Bond redeemed on August 15, 2017.	—	200,000

Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019.	457,210	643,585

Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019.	594,373	836,661
	5,927,110	6,585,298
Discount on Devicix Notes Payable	(72,688)	(102,424)
Debt issuance Costs	(251,841)	(25,896)
Total long-term debt	5,602,581	6,456,978
Current maturities of long-term debt	(990,755)	(1,565,347)
Long-term debt - net of current maturities	$4,611,826	$4,891,631

Capital Leases

During the third quarter of fiscal year 2017, the Company entered into a five year lease of equipment used in the normal course of business. The lease qualifies as a capital lease and is accounted for accordingly. As of September 30, 2017, the property held under the capital lease was $971,628 and as of December 31, 2016, the Company held no capital leases. For the three and nine months ended September 30, 2017 and 2016, the Company had no amortization expense related to the leased assets as it was not in operational use as of September 30, 2017. The principal borrowing amount of the capital lease is $1,095,768.

Approximate future minimum lease payments under non-cancelable capital leases subsequent to September 30, 2017 are as follows:

Years Ending
December 31,	Amount
Remainder of 2017	$16,620
2018	198,574
2019	208,733
2020	219,412
2021	230,638
Thereafter	221,791
Total	$1,095,768

NOTE 4.  INCOME TAXES

The Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate and refines our estimates quarterly based on facts and circumstances including discrete events, by each jurisdiction. Our effective tax rate for the three and nine months ended September 30, 2017 was 61.5% and 110.2%, respectively. Our effective tax rate for the three and nine months ended September 30, 2016 was (25.8%) and 50.9%, respectively. The increase in our current year-to-date effective rate versus prior year is due mainly to the higher level of pretax book loss and the related increase in the foreign tax rate differential benefit.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Statutory federal tax provision (benefit)	$38,000	$17,000	$(43,000)	$(38,000)
State income tax expense (benefit)	9,500	8,000	9,000	24,000
Income tax credits	(25,000)	(20,000)	(75,000)	(60,000)
Change in uncertain tax positions	2,500	—	7,500	—
Return to provision true up	74,000	(22,000)	74,000	(22,000)
Foreign tax benefit	(42,500)	44,000	(124,500)	44,000
Other	12,843	(40,000)	10,939	(4,000)
Income tax benefit	$69,343	$(13,000)	$(141,061)	$(56,000)

At September 30, 2017, we had $44,500 of net uncertain tax benefit positions remaining in other long-term liabilities related to research and development credits that would increase our effective income tax rate if recognized. At December 31, 2016, we had $52,000 of net uncertain tax benefit positions recorded in other long-term liabilities that would reduce our effective income tax rate if recognized.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2022.

Rent expense for the three months ended September 30, 2017 and 2016 amounted to approximately $299,000 and $284,000 respectively. Rent expense for the nine months ended September 30, 2017 and 2016 amounted to approximately $948,000 and $877,000 respectively.

Approximate future minimum lease payments under non-cancelable leases subsequent to September 30, 2017 are as follows:

Years Ending
December 31,	Amount
Remainder of 2017	$221,000
2018	884,000
2019	625,000
2020	379,000
2021	175,000
Thereafter	143,000
Total	$2,427,000

NOTE 6.  PLANT CLOSURE

On January 31, 2017, the Company closed its manufacturing operations in Augusta, Wisconsin. The Company has operated a facility in Augusta since 1992, serving mainly an industrial customer base and defense overflow production that aligned with their custom cable capabilities. The Company consolidated its Augusta operations with its other facilities, continuing to serve customers without interruption. This consolidation increased the Company’s overall asset utilization and cost leveraging. On March 31, 2017, the Company closed on the sale of the Augusta building and building improvements for $715,000. The Augusta building and building improvements had a net book value of $314,000, recognizing a gain on the sale, net of related expenses, of $354,000, and applied the net proceeds of $668,000 towards the outstanding real estate term note.

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

2017 Third Quarter Results

The third quarter of 2017 revenue was $28.3 million, compared to revenue of $29.7 million in the third quarter of 2016. Medical market revenue decreased $1.0 million or 7.4% from prior year with our defense revenue down by $0.2 million or 5.0% and industrial revenue down $0.2 million or 1.5%. Heading into the fourth quarter, our backlog at September 30, 2017 is down 7.5% from the start of the quarter and 15.2% compared to the prior year.

Our third quarter 2017 gross margin of $3.5 million or 12.4% of sales was down $0.3 million and 30 basis points from the prior year due to reduced sales volume.

Operating profit for the third quarter of 2017 was $0.3 million as compared to $0.2 million for the prior year’s third quarter. The $0.1 million increase was due to the continued focused effort on cost containment and expense reduction.

Net income for the three months ended September 30, 2017 was $43,371 or $0.02 profit per basic and diluted common share compared to net income for the three months ended September 30, 2016 of $0.1 million or $0.02 profit per basic and diluted common share. Net income for the nine months ended September 30, 2017 was $13,052 with no earnings per basic and diluted common share compared to net loss for the nine months ended September 30, 2016 of $0.1 million or $0.02 loss per basic and diluted common share.

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	87.6	87.3	88.5	88.3
Gross Profit	12.4	12.7	11.5	11.7

Selling Expenses	4.0	3.8	4.2	4.3
General and Administrative Expenses	7.4	8.3	7.1	7.1
Gain on Sale of Property and Equipment	0.0	0.0	(0.4)	0.0
Income from Operations	1.0	0.6	0.6	0.3

Other Expenses	(0.6)	(0.4)	(0.7)	(0.4)
Income (Loss) Before Income Taxes	0.4	0.2	(0.1)	(0.1)

Income Tax Expense (Benefit)	0.2	0.0	(0.2)	0.0
Net Income (Loss)	0.2%	0.2%	0.1%	(0.1)%

Net Sales

Net sales by our major EMS industry markets for the three and nine month periods ended September 30, 2017 and 2016 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	%	2017	2016	%
(in thousands)	$	$	Change	$	$	Change
Aerospace and Defense	4,027	4,240	-5.0%	11,264	12,427	-9.4%
Medical	12,753	13,776	-7.4%	41,009	38,058	7.8%
Industrial	11,530	11,702	-1.5%	34,489	37,129	-7.1%
Total Sales	28,310	29,718	-4.7%	86,762	87,614	-1.0%

Net sales were $28.3 million in the third quarter of 2017, as compared to $29.7 million in the third quarter of the prior year, a decrease of $1.4 million or 4.7%. Net sales results were varied by markets. The medical market decreased by $1.0 million or 7.4% primarily due to medical device project delays and lack of funding for certain customers. The industrial market sector was slightly down $0.2 million in the third quarter of 2017 as compared to the same quarter of 2016, primarily from lower demand levels from our transportation equipment customers. Net sales from the aerospace and defense markets decreased by $0.2 million or 5.0% in the third quarter of 2017 as compared to the third quarter of 2016 due to customer mix. Programs frequently fluctuate in demand or come to an end and are replaced by new programs.

Net sales were $86.8 million for the nine months ended September 30, 2017, as compared to $87.6 million in the prior year, a decrease of $0.8 million or 1.0%. For the nine months ended September 30, 2017, medical sales increased by $3.0 million or 7.8%, industrial sales were down $2.6 million or 7.1%, primarily from lower demand levels from our transportation equipment customers and sales from the aerospace and defense markets decreased $1.2 million or 9.4% due to lower customer demands.

Backlog

90-day backlog by our major EMS industry markets are as follows:

	Backlog as of the Quarter Ended
	September 30,	June 30,	September 30,
(in thousands)	2017	2017	2016

Aerospace and Defense	$4,524	$4,252	$3,565
Medical	7,897	10,762	12,282
Industrial	7,860	6,900	8,074
Total Backlog	$20,281	$21,914	$23,921

Our 90-day order backlog as of September 30, 2017 was $20.3 million, a 7.5% decrease from the beginning of the quarter and a 15.2% decrease as compared to the prior year. Backlog for our medical customers has decreased 35.7% and 26.6% over the prior year and prior quarter, respectively due to recent demand adjustments by several customers that cited excess inventory levels accumulated over this year. The aerospace and defense backlog increased 6.4% since the beginning of the quarter, and increased 26.9% from the prior year. Our industrial customers’ backlog increased 13.9% since from the beginning of the quarter and decreased 2.6% from the prior year, strengthening our position heading into the fourth quarter. Our backlog consists of firm purchase orders and we expect a major portion of the current 90-day backlog to be realized as revenue during the following quarter.

Our 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit

Gross profit as a percent of net sales for the three months ended September 30, 2017 and 2016, was 12.4% and 12.7%, respectively. The decrease in gross profit in the third quarter of 2017 as compared to the same period last year was primarily due to customer mix and under utilized plant capacity. Gross profit as a percentage of net sales for the nine months ended September 30, 2017 and 2016 was 11.5% and 11.7%, respectively.

Selling Expense

Selling expense for the three months ended September 30, 2017 and 2016 was $1.1 million or 4.0% of sales and $1.1 million or 3.8% of sales, respectively. We will continue to fund business development to support activities and marketing initiatives to maintain existing business and stimulate sales growth. Selling expense for the nine months ended September 30, 2017 and 2016 was $3.7 million or 4.2% of sales and $3.7 million or 4.3% of sales, respectively.

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2017 and 2016, were $2.1 million or 7.4% of sales and $2.5 million or 8.3% of sales, respectively. General and administrative expenses for the nine months ended September 30, 2017 and 2016 were $6.2 million or 7.1% of sales and $6.3 million or 7.1% of sales, respectively.

Gain from Sale of Property and Equipment

Net gain from sale of property and equipment for the nine months ended September 30, 2017 was $0.4 million from the sale of the Augusta building and building improvements (see Note 6). There was no gain from sale of property and equipment recorded in 2016.

Income from Operations

Third quarter 2017 income from operations was $0.3 million as compared to an income of $0.2 million for the third quarter in 2016. Income from operations for the first nine months in 2017 was $0.5 million as compared to $0.3 million for the same comparable period in 2016. A portion of the increase in income from operations for the nine-month period was due to bad debt recovery.

Income Taxes

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Statutory federal tax provision benefit	$38,000	$17,000	$(43,000)	$(38,000)
State income tax expense (benefit)	9,500	8,000	9,000	24,000
Income tax credits	(25,000)	(20,000)	(75,000)	(60,000)
Change in uncertain tax positions	2,500	—	7,500	—
Return to provision true up	74,000	(22,000)	74,000	(22,000)
Foreign tax benefit	(42,500)	44,000	(124,500)	44,000
Other	12,843	(40,000)	10,939	(4,000)
Income tax benefit	$69,343	$(13,000)	$(141,061)	$(56,000)

The Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate and refines our estimates quarterly based on facts and circumstances including discrete events, by each jurisdiction. Our effective tax rate for the three and nine months ended September 30, 2017 was 61.5% and 110.2%, respectively. Our effective tax rate for the three and nine months ended September 30, 2016 was (25.8%) and 50.9%, respectively. The increase in our current year-to-date effective rate versus prior year is due mainly to the higher level of pretax book loss and the related increase in the foreign tax rate differential benefit.

Net Income (Loss)

Net income for the three months ended September 30, 2017 was $43,371 or $0.02 profit per basic and diluted common share compared to net income for the three months ended September 30, 2016 of $0.1 million or $0.02 profit per basic and diluted common share. Net income for the nine months ended September 30, 2017 was $13,052 with no earnings per basic and diluted common share compared to net loss for the nine months ended September 30, 2016 of $0.1 million or $0.02 loss per basic and diluted common share.

Liquidity and Capital Resources

We had total cash of $1.1 million consisting of unrestricted cash of $0.5 million and restricted cash of $0.6 million.

Net cash provided in operating activities decreased by $1.3 million to $0.6 million for the nine months ended September 30, 2017 compared to $1.9 million for the nine months ended September 30, 2016.  Increases in our overall accounts receivable and timing of account payable disbursements have negatively impacted cash flows, offset by positive cash flow impacts in inventory and customer deposits which are included in other accrued liabilities on the condensed consolidated balance sheets.

Net cash provided by investing activities was nearly zero for the nine months ended September 30, 2017, which was generated from the proceeds of the sale of the Augusta building (see Note 6), offset by lower property and equipment purchases to support the business.

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

On September 30, 2017, we had outstanding advances of $8.5 million under the line of credit and unused availability of $4.5 million supported by our borrowing base compared to $5.7 million available on December 31, 2016. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs. Our working capital was $20.9 million and $19.2 million as of September 30, 2017 and December 31, 2016, respectively.

The Bank of America credit agreement provides for, among other things, a fixed charge coverage ratio of not less than (i) 1.00 to 1.00 for the trailing four fiscal quarters most recently ended. As of September 30, 2017, we were in compliance with this covenant.

Cash conversion cycle:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Days in trade accounts receivable	55	55	53	53
Days in inventory	79	77	77	76
Days in accounts payable	(52)	(53)	(52)	(47)
Cash conversion cycle	82	79	78	82

We calculate days in accounts receivable as accounts receivable for the respective quarter and year-to-date period divided by annualized sales for the respective quarter and year-to-date period by day. We calculate days in inventory and accounts payable as each balance sheet line item for the respective quarter and year-to-date period divided by annualized cost of sales for the respective quarter and year-to-date period by day. We calculate cash conversion cycle as the sum of days in receivable and inventory less days in accounts payable. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms and the timing of revenue recognition and inventory purchases within the period. Days in accounts payable for the three and nine months ended September 30, 2017 decreased by one day and increased five days compared to the three and nine months ended September 30, 2016, as a result of the timing of payments. Days in inventory for the three and nine months ended September 30, 2017 weakened by two days and one day, respectively compared to the three and nine months ended September 30, 2016. The days in accounts receivable remained consistent.

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

•                  Risk of dependence on a customer that represents a significant portion of our sales;

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1 - July 31, 2017	—	$—	—	$—
August 1 - August 31, 2017	—	$—		$250,000
September 1 - September 30, 2017	4,824	$3.51	4,824	$233,091
Total	4,824	$3.51	4,824	$233,091

As of September 30, 2017, we had a $250,000 share repurchase program with $233,091 remaining under this program.

ITEM 6. EXHIBITS

Exhibits
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Consolidated Financial Statements.

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: November 8, 2017	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Executive Officer and President
Nortech Systems Incorporated

Date: November 8, 2017	by	/s/ Paula M. Graff

Paula M. Graff
Vice President and Chief Financial Officer
Nortech Systems Incorporated