Form 10-K
period 2017-12-31
NORTECH SYSTEMS INC
filed 2018-03-27
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2017

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $3.58 per share, was $3,862,952 on June 30, 2017.

Shares of common stock outstanding at March 23, 2018: 2,704,823.

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Shareholders’ Meeting have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission (the SEC) within 120 days after December 31, 2017, the end of our fiscal year.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10K

NORTECH SYSTEMS INCORPORATED

FORM 10-K

For the Year Ended December 31, 2017

PART   I

Item 1.   Business

General

Nortech Systems, Inc., (the Company, we, our) organized in December 1990, is an Electronic Manufacturing Services (EMS) company headquartered in Maple Grove, Minnesota, a suburb of Minneapolis, Minnesota. We maintain facilities and operations in Minnesota in the United States; Monterrey, Mexico; and Suzhou, China. We offer a full range of value-added engineering, technical and manufacturing services and support including project management, designing, testing, prototyping, manufacturing, supply chain management and post-market services. Our manufacturing and engineering services include complete medical devices, printed circuit board assemblies, wire and cable assemblies, and complex higher level electromechanical assemblies. The majority of our revenue is derived from products built to the customer’s design specifications.

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

All of our facilities are certified to one or more of the industry standards, including International Standards Organization (ISO) 9001, ISO 13485, and Aerospace Systems (AS) 9100, with most having additional certifications based on the needs of the customers they serve. In addition to industry standard certifications we actively manage quality metrics throughout product life-cycle at all levels of the organization to provide real-time, pro-active support to our customers and their projects. Process validation is performed through the strict phases of installation qualification, operation qualification and performance qualification.

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

Business Strategy

The EMS industry has evolved into a dynamic, high-tech, regulated global electronics contract services industry. We continue to expand our capabilities and footprint to better meet these changing market requirements. Along with offering technical expertise in our quality processes, engineering design applications and testing, we are also increasing our focus on supplier-managed inventory services and the cost drivers throughout the global supply chain. We continue to transform our business model from one that is less transactional and price/commodity driven to a solution based model focused on value added services. We continue to pursue acquisitions, mergers, and/or joint ventures of companies in the EMS industry to expand our service offering, advance our competitive edge, grow our customer base and increase revenues. Our strategic objectives and our history have been based on both organic and acquired growth.

Our quality systems and processes are based on ISO standards with all facilities certified to ISO 9001 and/or AS9100 standards. We also have ISO 13485 certification which recognizes our quality management systems applicable to contract design, manufacture and repair of assemblies for the medical industry. Our Milaca operation is a U.S. Food and Drug Administration (FDA) registered facility. These certifications and registrations provide our customers assurance of our capabilities and proven processes.

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

Our customer emphasis continues to be on companies that require an electronic manufacturing partner with a high degree of manufacturing and quality sophistication, including statistical process control, statistical quality control, ISO standards, Military Specifications, AS9100 and FDA facility registration. We continue efforts to penetrate our existing customer base and expand market opportunities with participation in industry forums and selected trade shows. We target customers who value proven manufacturing performance, design, project management and application engineering expertise and who value the flexibility to manage the supply chain of a high mix of products and services. We market our services through a mix of traditional marketing outreach, a specialized business development team and independent manufacturers’ representatives. For more information on our marketing and service offerings see our web site at nortechsys.com. The information on our company’s website is not part of this filing.

Sources and Availability of Materials

We currently purchase the majority of our electronic components globally and directly from electronic component manufacturers and large electronic distributors. On occasion, some of our components may be placed on a stringent allocation basis; however, we are not currently experiencing any major material purchasing or availability problems.

Major Customers

Our largest customer has two divisions that together accounted for approximately 24.9% and 23.8% of net sales for the years ended December 31, 2017 and 2016, respectively. One division accounted for approximately 23.5% and 20.0% of net sales for the years ended December 31, 2017 and 2016, respectively. The second division accounted for approximately 1.4% and 3.8% of net sales for the years ended December 31, 2017 and 2016, respectively.

Patents and Licenses

Our success depends on our technical expertise, trade secrets, supply chain and manufacturing skills. However, during the normal course of business we have obtained or developed proprietary product requiring licensing, patent, copyright or trademark protection. During 2017, we acquired intellectual property (IP) related to a mobile medical device platform that has the capability to transmit and record data which has not been significant to our revenue or operations.

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

Research and Development

We perform research and development for customers on an as requested, project and program basis for development of conceptual engineering and design activities as well as products moving into production. While we did not expend significant dollars in 2017 or 2016 on company-sponsored product research and development, we continue to explore opportunities for developing proprietary manufacturing methods or products.

Environmental Law Compliance

We believe that our manufacturing facilities are currently operating under compliance with local, state, and federal environmental laws. We plan to continue acquiring environmental-oriented equipment and incurring the expenditures we deem necessary for compliance with applicable laws. Expenditures relating to compliance for operating facilities incurred in the past have not significantly affected our capital expenditures, earnings or competitive position.

Government Regulation

As a medical device manufacturer, we have additional compliance requirements. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (QSR) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA. To support the quality requirements of our Aerospace and Defense market customers, our Blue Earth facility is International Traffic in Arms Regulations (ITAR) registered.

Employees

We have 722 full-time and 78 part-time/temporary employees as of December 31, 2017. Manufacturing personnel, including direct, indirect support and sales functions, comprise 766 employees, while general administrative employees total 34.

Foreign Operations and Export Sales from Our Domestic Operations

We have leased manufacturing facilities in Monterrey, Mexico and Suzhou, China with approximately $1,003,000 and $460,000 in long-term assets at December 31, 2017, respectively. Export sales from our domestic operations represented 4.5% and 8.0% of net sales the years ended December 31, 2017 and 2016, respectively. The decrease in export sales relates to the increase in sales originating from Mexico and China

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge, as soon as reasonably practicable, after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (“SEC”). These reports are available on our website at http://www.nortechsys.com and on the SEC’s website at http://www.sec.gov. Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K.

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

The economic conditions around the world could adversely affect demand for our products and services and the financial health of our customers.

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

Competitive factors in our targeted markets are believed to be quality, the ability to meet delivery schedules, customer service, value-added engineering, technology solutions, geographic location and price. We also expect that our competitors will continue to improve the performance of their current products or services, to reduce their current products or service sales prices and improve services that maybe offered. Any of these could cause a decline in sales, loss of market share, or lower profit margin.

The availability of excess manufacturing capacity of our competitors also creates competitive pressure on price and winning new business. We must continue to provide a quality product, be responsive and flexible to customers’ requirements, and deliver to customers’ expectations. Our lack of execution could have an adverse effect on our results of operations and financial condition.

We offer a full range of value-added engineering, technical and manufacturing services and support including project management, designing, testing, prototyping, manufacturing, supply chain management and post-market services.

Our engineering revenue depends on our ability to deliver quality value-added engineering services required by our customers in the future.

The markets for our engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to hire and retain qualified engineering personnel and maintain and enhance our technological leadership. Although we believe that we currently have the ability to provide the value-added engineering services that is required by our customers, there is no certainty that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render the engineering services we currently provide obsolete or uncompetitive.  The acquisition and implementation of new engineering knowledge and technical skills may require significant expense that could adversely affect our operating results, as could our failure to anticipate and adapt to our customers’ changing technological requirements.

We may not meet regulatory quality standards applicable to our manufacturing and quality processes which could have an adverse effect on our business.

We are registered with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. We are also ITAR registered which is required for our manufacturing of defense related products. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring. If any inspection reveals noncompliance with these regulations, it could adversely affect our operations.

A large percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us.

Our largest customer has two divisions that account for 24.9% and 23.8% of net sales for the years ended December 31, 2017 and 2016, respectively. The loss of a substantial portion of net sales to our largest customers could have a material adverse effect on us.

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

Our customers cancel orders, change order quantity, timing and specifications that if not managed would have an adverse effect on inventory carrying costs.

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

We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty we could have difficulty sourcing supply necessary to fulfill production requirements and meet scheduled shipments. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivables are outstanding.

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

Complying with securities laws, tax laws, accounting policies and regulations, and subsequent changes, may be costly for us and adversely affect our financial statements.

New or changing laws, regulations, policy and standards relating to corporate governance and public disclosure, including SEC and Nasdaq regulations, tax legislation and the implementation of significant changes in the United States Generally Accepted Accounting Principles (GAAP), present challenges due to complexities, assumptions and judgements required to implement. We apply judgments based on our understanding, interpretation and analysis of the relevant facts, circumstances, historical experience and valuations, as appropriate. As a result, actual amounts could differ from those estimated at the time the financial statements are issued. In addition, implementation may change the financial accounting or reporting standards that govern the preparation of our financial statements or authoritative entities could reverse their previous interpretations or positions on how various financial accounting or reporting standards should be applied. These changes may be difficult to predict and implement and could materially or otherwise impact how we prepare and report our estimates, uncertainties, financial statements, operating results and financial condition. Our efforts to comply with evolving laws, regulations, accounting policies and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention from revenue-generating activities to compliance activities and may have an adverse affect on our financial statements, including cash flows.

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

Our strategy is to grow our business organically and through acquisitions, alliances and joint venture arrangements. We will continue to pursue and acquire additional businesses in the EMS industry that fit our long-term objectives for growth and profitability. The success of our acquisitions will depend on our ability to integrate the new operations with the existing operations. The Company cannot ensure that the expected benefits of any acquisition will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact the operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Other acquisition risks include delays in realizing benefits from the acquired companies or products; difficulties due to lack of or limited prior experience in any new product or geographic markets we enter; unforeseen losses of customers of, or suppliers to, acquired businesses; difficulties in retaining key employees of the acquired businesses; or challenges arising from increased geographic diversity and complexity of our operations and our information technology systems. The price we pay for a business may exceed the value we realize and we cannot assure you that we will achieve the expected synergies and benefits of any acquisition. Acquisitions may result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. We recorded an impairment charge of $908,000 on the goodwill related to the Devicix, LLC purchase as of December 31, 2017. In the event that we do not achieve our earnings projections, further impairment may become necessary.

If we fail to comply with the covenants contained in our credit agreement we may be unable to secure additional financing and repayment obligations on our outstanding indebtedness may be accelerated.

Our credit agreement contains financial and operating covenants with which we must comply. As of December 31, 2017, we were in compliance with these covenants. However, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

We are dependent on our information technology systems for order, inventory and production management, financial reporting, communications and other functions. If our information systems fail or experience major interruptions due to physical damage or loss of power on our business and our financial results could be adversely affected.

We rely on our information technology systems to effectively manage our operational and financial functions. Our computer systems, Internet web sites, telecommunications, and data networks are vulnerable to damage or interruption from power loss, natural disasters and other sources of physical damage or disruption to the equipment which maintains, stores and hosts our information technology systems. We have taken steps to protect and create redundancies for the equipment that facilitates the use of our management information systems, but these steps may not be adequate to ensure that our operations are not disrupted by events within and outside of our control.

If our information technology systems fail or experience major interruptions, or the information technology systems of third parties that we rely upon fail or experience major interruptions, due to cyber-attacks or other activities designed to disrupt global information systems, our business and our financial results could be adversely affected.  We rely on information technology systems to effectively manage our operational and financial functions and our day-to-day functions. We increasingly rely on information technology systems to process, transmit, and store electronic information. In addition, a significant portion of internal communications, as well as communication with customers and suppliers, depends on information technology. We are exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property or other sensitive information or may be the result of unintentional events. Like most companies, our information technology systems may be vulnerable to interruption due to a variety of events beyond our control, including, but not limited to, terrorist attacks, telecommunications failures, computer viruses, hackers, foreign governments, and other security issues. We have technology security initiatives and data recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, or implemented properly, or executed timely to ensure that our operations are not disrupted. Potential consequences of a material cyber incident include damage to our reputation, litigation, and increased cyber security protection and remediation costs. Such consequences could adversely affect our results of operations.

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

Item 2.   Properties

Administration

Our corporate headquarters consists of an approximately 19,000 square feet building located in Maple Grove, Minnesota, a northwestern suburb of Minneapolis, Minnesota, and its lease expires November 2022. Approximately 1,500 Sq. Ft. of our Bemidji manufacturing facility is used for corporate financial and information systems shared services.

Manufacturing facilities

Our manufacturing facilities are in good operating condition and we believe our overall production capacity is sufficient to handle our foreseeable manufacturing needs and customer requirements. The following are our manufacturing facilities as of December 31, 2017:

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

On February 21, 2018, we entered into a ten-year lease agreement for a 77,000 square foot manufacturing facility in Nuevo Leon, Mexico which will commence on or about September 15, 2018.  This facility will replace the Monterrey, Mexico facility lease which expires December 31, 2019 (see Note 10, of “Notes to Consolidated Financial Statements”).

Item 3.   Legal Proceedings

From time to time, we are involved in ordinary, routine or regulatory legal proceedings incidental to the business. When a loss is deemed probable and reasonably estimable an amount is recorded in our consolidated financial statements.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 23, 2018, there were 665 shareholders of record. Our stock is listed on the NASDAQ Capital Market under the symbol “NSYS”. We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2017 or 2016. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, limitations on payments of dividends present in our current or future debt agreements, and other factors.

Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High

March 31, 2017	$3.35	$4.60
June 30, 2017	$3.13	$3.89
September 30, 2017	$3.16	$3.75
December 31, 2017	$3.36	$6.24

March 31, 2016	$3.66	$4.25
June 30, 2016	$3.59	$3.89
September 30, 2016	$3.66	$4.52
December 31, 2016	$3.48	$4.14

Issuer Purchase of Equity Securities

The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Balance at December 31, 2016	—	$—	—	$—
Stock repurchases	8,581	3.54	8,581	219,659
Balance at December 31, 2017	8,581	$3.54	8,581	$219,659

As of December 31, 2017, we had a $250,000 share repurchase program with $219,659 remaining under this program. Under this repurchase program, we repurchased 8,581 shares totaling $30,341 during the year ended December 31, 2017.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Minnesota, United States based full-service global EMS contract manufacturer offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex wire and cable assemblies, printed circuit board assemblies, higher-level assemblies, medical devices and other box builds for a wide range of industries. We serve three major markets within the EMS industry: Aerospace and Defense, Medical, and the Industrial market which includes industrial capital equipment, transportation, vision, agriculture, oil and gas. As of December 31, 2017, we have the following facilities in Minnesota; Bemidji, Blue Earth, Eden Prairie, Mankato, Merrifield, Milaca and Maple Grove. We also have facilities in Monterrey, Mexico and Suzhou, China. On January 31, 2017, we closed our manufacturing operations in Augusta, Wisconsin (see Note 8, of “Notes to Consolidated Financial Statements”).

Our revenue is derived from complex designed products built to the customers’ specifications. The products we manufacture are engineered and designed products that require sophisticated manufacturing support.  Quality, on time delivery, and reliability are of upmost importance.  Our goal is to expand and diversify our customer base by focusing on sales and marketing efforts that fit our value-added service, early engagement design, and development strategy. We continue to focus on lean manufacturing initiatives, quality and on-time delivery improvements to increase asset utilization, reduce lead times and provide competitive pricing.

In 2016, our operations in Suzhou, China had startup costs that decreased operating income for the year with production revenue starting in the second half of the year. Startup costs included in cost of goods sold in 2016 was $0.5 million.  In 2017, our operations are now in full production mode for our strategic global customers.

Our strategic investments have positioned us to capitalize on growth opportunities in the medical markets and improve our competitiveness by expanding our global footprint. Our industrial and defense markets are focused on improving our asset utilization and profitability while transforming to a value added, solution-sell business model that supports early engagement, design for manufacturability and rapid prototyping.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in “Notes to Consolidated Financial Statements”. Some of the accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, known trends in the industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions.

Certain of the most critical estimates that require significant judgment are as follows:

Revenue Recognition

We recognize manufacturing revenue when we ship goods or the goods are received by our customer, when title has passed, all contractual obligations have been satisfied, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We also provide engineering services separate from the manufacturing of a product. Revenue for engineering services is generally recognized on a time and materials basis or upon completion of the engineering process. In addition, we have another separate source of revenue that comes from short-term repair services, which are recognized when the repairs are completed and the repaired products are shipped back to the customer. Our net sales for services were less than 10% of our total sales for all periods presented, and accordingly, are included in net sales in the Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Beginning January 1, 2018, we adopted new revenue recognition guidance issued by the FASB, ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of, and obtain the benefits from, the goods or services. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time.

We have performed a review of the requirements of the new guidance and have initially identified which of our revenue streams will be within the scope of ASU 2014-09. We are continuing to work through an adoption plan which includes a review of customer contracts, applying the five-step model of the new standard to each revenue stream and comparing the results to our current accounting; an evaluation of the method of adoption; and assessing changes that might be necessary to our processes, internal controls and changes in financial reporting. Based on our assessment to date, we believe certain revenue will be recognized over time rather than the current method of at a point in time. In addition, our customer supplied material arrangements are being evaluated for the applicability of the provision of non-cash consideration whereby the fair value of the materials would be included in the sales price and related cost of sales. The Company is finalizing its review and evaluation of the impact of the accounting and disclosure changes on its business processes and controls for adoption in 2018.

Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. In testing goodwill for impairment we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary. Based upon our annual goodwill impairment test we concluded that goodwill was impaired due to a significant reduction of results from operations during the fourth quarter of 2017. As described in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, in 2017 we adopted Accounting Standards Update No, 2017-04, Simplifying the Test for Goodwill Impairment, and performed a single step in performing our impairment analysis, which is to determine the estimated fair value of our reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. Our annual impairment test as of October 1, 2017, resulted in $0.9 million of impairment charges related to our goodwill. The impairment charge was based on a combined approach using both the income approach which is based on discounted cash flows and the market approach which is based on the guideline public company method. Discounted cash flow models include assumptions related to our product revenue, gross margins, operating margins and other assumptions. There was no impairment of goodwill recorded in 2016.

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

On July 1, 2015, we completed the acquisition of substantially all of the assets of Devicix, LLC upon the terms and conditions contained in an Asset Purchase Agreement entered into on June 17, 2015. The Devicix acquisition resulted in $3.2 million of goodwill, which is deductible for tax purposes.  We recorded an impairment charge of $908,000 on the goodwill related to the Devicix, LLC purchase as of December 31, 2017.

Long-Lived Assets Impairment

We evaluate long-lived assets, primarily property and equipment, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. We determined there was a triggering event during the fourth quarter of 2017 and determined the undiscounted cash flows exceed the carrying amounts of long-lived assets.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on outstanding accounts receivable. An amount of judgment is required when assessing the ability to realize accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We believe the reserve is adequate for any exposure to loss in the December 31, 2017 accounts receivable. At December 31, 2017, our allowance for doubtful accounts was $0.2 million.

Inventory Reserves

Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We believe the total reserve at December 31, 2017 of $0.8 million is adequate.

Operating Results

The following table presents our statements of operations data as percentages of total net sales for the years indicated:

	2017	2016
Net Sales	100.0%	100.0%
Cost of Goods Sold	89.2	88.1
Gross Profit	10.8	11.9

Selling Expenses	4.2	4.3
General and Administrative Expenses	7.2	7.1
Impairment of Goodwill	0.8	—
Gain on Sale of Property and Equipment	(0.3)	—
Income (Loss) from Operations	(1.1)	0.5

Other Expense	(0.7)	(0.5)
Income (Loss) Before Income Taxes	(1.8)	0.0

Income Tax Expense	0.4	0.0
Net Income (Loss)	(2.2)%	0.0%

Net Sales

Our net sales in 2017 were $112.3 million, compared to $116.6 million in 2016, a decrease of 3.7%. Revenue from our medical customers in 2017 decreased 4.4% compared to 2016, due to medical device customer project delays and lack of funding for certain customers. Revenue from our industrial customers decreased 3.1% year over year, due to lower demand levels from our transportation equipment customers. Our defense revenue decreased 2.7% year over year due to customer mix. Programs frequently fluctuate in demand or come to an end and are replaced by new programs.

Net sales by our major EMS industry markets for the years ended December 31, 2017 and 2016 were as follows:

(in thousands)	2017	2016	% Change
Aerospace and Defense	$15,683	$16,115	(2.7)
Medical	51,449	53,836	(4.4)
Industrial	45,203	46,671	(3.1)
Total Net Sales	$112,335	$116,622	(3.7)

Backlog

Our 90-day backlog at December 31, 2017 was $19.4 million, compared to $20.5 million at the end of 2016. Our medical customers 90-day backlog decreased 41.6% compared to the prior year end. The medical decrease was partially offset by increases in backlog to our defense customers of 36.6%, and industrial customers of 35.1%. Our industrial backlog growth is primarily due to our semi-conductor and capital equipment related customers. The growth in our defense backlog is due largely to our aerospace related customers. The decline in our medical backlog is primarily due to a significant customer working through their inventory levels that were built up in the first half of 2017 and various other medical device customer reducing their forecasts.

90-day backlog by our major EMS industry markets are as follows:

	Backlog as of the Year Ended
	December 31,		%
(in thousands)	2017	2016	Change
Aerospace and Defense	$4,968	$3,637	36.6
Medical	6,302	10,799	(41.6)
Industrial	8,165	6,042	35.1
Total Backlog	$19,435	$20,478	(5.1)

Our 90-day backlog varies due to order size, manufacturing delays, inventory programs, contract terms and conditions and changes in timing of customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit

Our gross profit as a percentage of net sales was 10.8% and 11.9% for the years ended December 31, 2017 and 2016, respectively. The decrease in gross profit for the year was driven by our lower overall revenue year over year which reduced our ability to absorb our semi-variable and fixed production and engineering related costs which was partially offset by our lean manufacturing initiatives and other production related improvements. During 2017, we invested in a total-line-solution Surface Mount Technology (SMT) equipment and software in our Mankato facility, to expand our printed circuit board component placement capability while increasing quality and efficiency.

Selling

Selling expenses were $4.7 million, or 4.2% of net sales, for the year ended December 31, 2017 and $4.9 million, or 4.3% of net sales, for the year ended December 31, 2016. The decrease in selling expenses for 2017 is due to decreased sales related incentive payouts.

General and Administrative

General and administrative expenses were $8.1 million, or 7.2% of net sales, for the year ended December 31, 2017 and $8.3 million, or 7.1% of net sales, for the year ended 2016. The increase in professional service fees, investments in personnel and information systems and our new China operations were more than offset by a bad debt bankruptcy recovery settlement. The customer bankruptcy had previously resulted in a $0.6 million write-off that had increased general and administrative expenses in 2016.

Gain from Sale of Property and Equipment

Net gain from sale of property and equipment for the year ended December 31, 2017 was $0.4 million from the sale of the Augusta building and building improvements (see Note 8, of “Notes to Consolidated Financial Statements”). There was no gain from sale of property and equipment recorded in 2016.

Income (Loss) from Operations

Our loss from operations for the 2017 fiscal year was $1.3 million, a reduction of $1.9 million compared to the 2016 income from operations of $0.6 million.

Loss on Extinguishment of Debt

Loss on the extinguishment of debt for the year ended December 31, 2017 was $0.2 million, primarily related to legal and terminations fees (see Note 3, of “Notes to Consolidated Financial Statements”).  There was no loss on extinguishment of debt recorded in 2016.

Interest Expense

Interest expense for both years ended December 31, 2017 and 2016, was approximately $0.6 million.

Income Taxes

Income tax expense for the year ended December 31, 2017 was $0.4 million. Income tax expense for the year ended December 31, 2016 was $35,000. The effective tax rate for fiscal 2017 and 2016 was (18.1%) and 44.4%, respectively. Our 2017 tax rate was impacted by the recently enacted federal tax reform, a significant change in valuation allowance and the Company being in a loss position so as not to able to generate a domestic production activities deduction credit.

The statutory reconciliation for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Statutory federal tax provision expense (benefit)	$(704,000)	$27,000
State income tax benefit	(117,000)	(32,000)
Effect of foreign operations	(88,000)	107,000
Change in uncertain tax positions	—	2,000
Income tax credits	(112,000)	(134,000)
Valuation allowance	1,011,000	49,000
Permanent differences	8,000	16,000
Loss of Section 199 due to carryback claim	46,000	—
Effects of tax reform	280,000	—
Other	51,000	—
Income tax expense	$375,000	$35,000

Net Income (Loss)

Our net loss in 2017 was $2.4 million or $0.89 per diluted common share. Net income in 2016 was $44,000 or $0.02 per diluted common share.

Liquidity and Capital Resources

We believe that our existing financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the foreseeable future.

Credit Facility

We have a credit agreement with Bank of America which was entered into on June 15, 2017 (as amended effective December 29, 2017, the “Bank of America Credit Agreement”), and provides for a line of credit arrangement of $16 million that expires on June 15, 2022. The credit arrangement also has a $5 million real estate term note outstanding with a maturity date of June 15, 2022. The Bank of America Credit Agreement replaced our previous credit agreement with Wells Fargo Bank (the “Wells Fargo Credit Agreement”), which terminated on June 20, 2017, resulting in a loss on the extinguishment of debt of $174,834 primarily related to legal and terminations fees.

Under the Bank of America Credit Agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our Bank of America Credit Agreement bears interest at the combined weighted-average interest rate of 3.74% as of December 31, 2017. We had borrowings on our Bank of America Credit Agreement of $8.5 million outstanding as of December 31, 2017. There are no acceleration clauses under the Bank of America Credit Agreement that would accelerate the maturity of our outstanding line of credit borrowings.

The line of credit and real estate term notes with Bank of America contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The availability under our line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line of credit is secured by substantially all of our assets.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than (i) 1.0 to 1.0 for each period of four fiscal quarters, commencing with the period of four fiscal quarters ending December 31, 2018. In addition, the Bank of America Credit Agreement requires that we comply with certain minimum levels of cumulative EBITDA for measurement periods during fiscal 2018, including cumulative EBITDA of $1,970,000 for the twelve months ended December 31, 2018.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2017, we had unused availability under our line of credit of $4.2 million, supported by our borrowing base. The line is secured by substantially all of our assets.

The Wells Fargo Bank Credit Agreement, which terminated on June 20, 2017, provided for a line of credit arrangement of $15.0 million, of which $7.3 million was outstanding at December 31, 2016. This credit arrangement also had a $3.5 million of real estate term notes with a maturity in 2027, an equipment loan for $2.7 million and a term loan facility of up to $1.0 million for capital expenditures. As of December 31, 2016, there was $0.7 million outstanding against the $1.0 million capital term note.

Under the Wells Fargo Credit Agreement, both the line of credit and real estate term notes were subject to variations in the LIBOR rate, of which interest rates were 3.25%-3.75% at December 31, 2016. The line of credit required a lock box arrangement; however, there were no subjective acceleration clauses that would accelerate the maturity of our outstanding borrowings.

The Wells Fargo Credit Agreement contained certain covenants which, among other things, required us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, limit the amount of annual capital expenditures and fixed charge coverage ratio requirement. The availability under the Wells Fargo Bank line was subject to borrowing base requirements.

As part of the July 1, 2015, Devicix acquisition, we entered into two unsecured subordinated promissory notes payable to the seller in the principal amounts of $1.0 million and $1.3 million. The $1.0 million promissory note has a four-year term, bearing interest at 4.0% per annum, requiring monthly principal and interest payments of $22,579 and is subject to offsets if certain revenue levels are not met. The $1.3 million promissory note has a four-year term and bears interest at 4.0% per annum, requiring monthly principal and interest payments of $29,353 and is not subject to offset.

Cash flows for the years ended December 31, 2017 and 2016 are summarized as follows:

	2017	2016
Cash flows provided by (used in):
Operating activities	$806,245	$3,534,125
Investing activities	(258,351)	(1,953,208)
Financing activities	(38,594)	(1,389,505)
Effect of exchange rate changes on cash	1,065	75,905
Net change in cash	$510,365	$267,317

Cash provided by operating activities for the year ended December 31, 2017 was $0.8 million, comprised of the noncash add back of depreciation, amortization and impairment of goodwill, offset by changes in account receivable, contingent liability and gain on disposal of August facility (see Note 8, of “Notes to Consolidated Financial Statements”); as well as cash generated by our operations due to working capital changes. Cash provided by operating activities for the year ended December 31, 2016 was $3.5 million. The year-over-year decrease in cash provided by operating activities is due to the change in cash used by accounts payable of approximately $2.9 million.

Net cash used in investing activities was $0.3 million and $2.0 million for the years ended December 31, 2017 and 2016, respectively. Cash used in investing activities in 2017, was primarily due to purchases of property and equipment offset by net proceeds from the sale of the August facility (see Note 8, of “Notes to Consolidated Financial Statements”). Cash used in investing activities in 2016 was primarily due to the purchase of property and equipment, of which $0.7 million related to expanding our operations in Mexico and China.

Net cash used in financing activities in 2017 of $38,594 consisted of borrowings on the line of credit of $1.2 million and proceeds from long-term debt of $5.1 million offset by payments of long-term debt of $5.9 million, debt issuance costs of $0.3 million, loss on extinguishment of debt of $0.2 million and share repurchases of $30,340. Net cash used in financing activities in 2016 of $1.4 million, consisted of a reduction in borrowings on the line of credit of $0.4 million, payments on long-term debt of $1.5 million, offset by additional borrowings of $0.5 million on our capital equipment note.

Cash conversion cycle:

	Years Ended December 31,
	2017	2016
Days in trade accounts receivable	60	56
Days in inventory	78	76
Days in accounts payable	(52)	(51)
Cash conversion cycle	86	81

We calculate days in accounts receivable as accounts receivable for the respective year-to-date period divided by annual sales for the respective year-to-date period by day. We calculate days in inventory and accounts payable as each balance sheet line item for the respective year-to-date period divided by annual cost of goods sold for the respective year-to-date period by day. We calculate cash conversion cycle as the sum of days in receivable and inventory less days in accounts payable. The increase in our cash conversion cycle in 2017 is due to the increase in accounts receivable days related to increased payment terms requested by our customers.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than our outstanding operating leases for production and office equipment, office space, and buildings with contractual obligations totaling $2.2 million (see Note 7 of “Notes to Consolidated Financial Statements”).

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

•                  Volatility in the marketplace which may affect market supply, demand of our products or currency exchange rates;

•                  Increased competition from within the EMS industry or the decision of OEMs to cease or limit outsourcing;

•                  Changes in the reliability and efficiency of our operating facilities or those of third parties;

•                  Risks related to availability of labor;

•                  Increases in certain raw material costs such as copper and oil;

•                  Commodity and energy cost instability;

•                  Risks related to FDA noncompliance;

•                  The loss of a major customer;

•                  General economic, financial and business conditions that could affect our financial condition and results of operations;

•                  Increased or unanticipated costs related to compliance with securities and environmental regulation;

•                  Disruption of global or local information management systems due to natural disaster or cyber-security incident;

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Item 8. Financial Statements and Supplementary Data

(The remainder of this page was intentionally left blank.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Nortech Systems Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheet of Nortech Systems Incorporated and Subsidiaries as of December 31, 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortech Systems Incorporated and Subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Minneapolis, Minnesota

March 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Nortech Systems Incorporated:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nortech Systems Incorporated and subsidiaries (the “Company”) as of December 31, 2017, the related statements of operations and comprehensive loss, shareholders’ equity and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2017.

Minneapolis, Minnesota

March 27, 2018

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Net Sales	$112,334,749	$116,621,719

Cost of Goods Sold	100,216,948	102,781,469

Gross Profit	12,117,801	13,840,250

Operating Expenses:
Selling Expenses	4,747,339	4,947,853
General and Administrative Expenses	8,086,184	8,260,861
Impairment of Goodwill	908,000	—
(Gain) Loss on Sale of Property and Equipment	(355,336)	2,473
Total Operating Expenses	13,386,187	13,211,187

Income (Loss) From Operations	(1,268,386)	629,063

Other Expense
Loss on Extinguishment of Debt	(174,834)	—
Interest Expense	(627,555)	(550,289)

Income (Loss) Before Income Taxes	(2,070,775)	78,774

Income Tax Expense	375,000	35,000

Net Income (Loss)	$(2,445,775)	$43,774

Earnings (Loss) Per Common Share:
Basic	$(0.89)	$0.02
Weighted Average Number of Common Shares Outstanding - Basic	2,745,602	2,747,424

Diluted	$(0.89)	$0.02
Weighted Average Number of Common Shares Outstanding - Dilutive	2,745,602	2,749,545

Other comprehensive income (loss)
Foreign currency translation	(56,340)	18,491
Comprehensive income (loss), net of tax	$(2,502,115)	$62,265

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
Current Assets
Cash	$472,886	$268,204
Restricted Cash	305,683	—
Accounts Receivable, less allowances of $209,000 and $883,000	17,417,481	17,320,784
Inventories	18,526,722	20,653,841
Prepaid Expenses	815,045	1,048,373
Income Taxes Receivable	229,604	198,535
Total Current Assets	37,767,421	39,489,737

Property and Equipment, Net	10,175,533	10,330,834
Goodwill	2,375,454	3,283,454
Other Intangible Assets, Net	1,738,621	1,861,764
Deferred Taxes	20,720	543,000
Other Non Current Assets	7,726	7,726
Total Assets	$52,085,475	$55,516,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$1,002,586	$1,565,347
Current Portion of Capital Lease Obligation	295,372	—
Accounts Payable	11,699,220	13,825,530
Accrued Payroll and Commissions	2,900,361	3,311,693
Other Accrued Liabilities	2,107,916	1,603,069
Income Taxes Payable	39,511	—
Total Current Liabilities	18,044,966	20,305,639

Long-Term Liabilities
Long-term Line of Credit	8,502,853	7,315,262
Long-Term Debt, Net of Current Maturities	4,353,042	4,891,631
Long-Term Capital Lease Obligation, Net of Current Portion	1,221,534	—
Other Long-Term Liabilities	137,547	689,195
Total Long-Term Liabilities	14,214,976	12,896,088
Total Liabilities	32,259,942	33,201,727

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250,000	250,000
Common Stock - $0.01 par value; 9,000,000 Shares Authorized; 2,739,250 and 2,747,831 Shares Issued and Outstanding, respectively	27,393	27,478
Additional Paid-In Capital	15,759,610	15,746,665
Accumulated Other Comprehensive Loss	(100,785)	(44,445)
Retained Earnings	3,889,315	6,335,090
Total Shareholders’ Equity	19,825,533	22,314,788
Total Liabilities and Shareholders’ Equity	$52,085,475	$55,516,515

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,445,775)	$43,774
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation	2,185,700	2,104,983
Amortization	314,701	190,654
Compensation on Stock-Based Awards	43,200	994
Loss on Extinguishment of Debt	16,756	—
Compensation on Equity Appreciation Rights	(22,192)	(36,773)
Deferred Taxes	439,577	(202,000)
Change in Contingent Consideration	(486,044)	(295,000)
Change in Accounts Receivable Allowance	(674,355)	563,277
Change in Inventory Reserves	170,774	(76,199)
Impairment of Goodwill	908,000	—
(Gain) Loss on Disposal of Property and Equipment	(355,336)	2,473
Changes in Current Operating Items
Accounts Receivable	577,658	504,474
Inventories	1,956,345	(412,885)
Prepaid Expenses	233,328	400,877
Income Taxes Receivable	(31,069)	96,088
Income Taxes Payable	39,511	—
Accounts Payable	(2,114,637)	817,227
Accrued Payroll and Commissions	(411,332)	175,343
Other Accrued Liabilities	461,435	(343,182)
Net Cash Provided by Operating Activities	806,245	3,534,125

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	668,786	3,000
Purchase of Intangible Asset	(113,819)	—
Purchases of Property and Equipment	(813,318)	(1,956,208)
Net Cash Used in Investing Activities	(258,351)	(1,953,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Line of Credit	1,187,591	(375,975)
Proceeds from Long-Term Debt	5,123,000	466,000
Principal Payments on Long-Term Debt	(5,893,348)	(1,459,203)
Loss on Extinguishment of Debt	(158,078)	—
Debt Issuance Costs	(267,419)	—
Share Repurchases	(30,340)
Proceeds from Issuance of Common Stock	—	4,822
Excess Tax Benefits from Stock-Based Awards	—	(25,149)
Net Cash used in Financing Activities	(38,594)	(1,389,505)

Effect of Exchange Rate Changes on Cash	1,065	75,905

Net Change in Cash	510,365	267,317
Cash - Beginning of Year	268,204	887
Cash - End of Year	$778,569	$268,204

Reconciliation of cash and restricted cash reported within the consolidated balance sheets
Cash	$472,886	$268,204
Restricted Cash	305,683	—
Total Cash and restricted cash reported in the consolidated statements of cash flows	$778,569	$268,204

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$538,402	$499,111
Cash Paid for Income Taxes	20,232	110,590

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	29,297	40,970
Equipment Acquired under Capital Lease	1,516,906	—

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

				Accumulated
			Additional	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Retained	Shareholders’
	Stock	Stock	Capital	Loss	Earnings	Equity

BALANCE DECEMBER 31, 2015	$250,000	$27,463	$15,766,013	$(62,936)	$6,291,316	$22,271,856
Net Income	—	—	—	—	43,774	43,774
Foreign currency translation adjustment	—	—	—	18,491	—	18,491
Compensation on stock-based awards	—	—	994	—	—	994
Issuance of common stock	—	15	4,807	—	—	4,822
Excess tax benefit from stock-based awards	—	—	(25,149)	—	—	(25,149)

BALANCE DECEMBER 31, 2016	250,000	27,478	15,746,665	(44,445)	6,335,090	22,314,788
Net loss	—	—	—	—	(2,445,775)	(2,445,775)
Foreign currency translation adjustment	—	—	—	(56,340)	—	(56,340)
Compensation on stock-based awards	—	—	43,200	—	—	43,200
Issuance of common stock	—	—	—	—	—	—
Share repurchases	—	(85)	(30,255)	—	—	(30,340)
BALANCE DECEMBER 31, 2017	$250,000	$27,393	$15,759,610	$(100,785)	$3,889,315	$19,825,533

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our manufacturing facilities are located in Bemidji, Blue Earth, Merrifield, Milaca and Mankato, Minnesota as well as, Monterrey, Mexico and Suzhou, China. Products are sold to customers both domestically and internationally.

Principles of Consolidation

The consolidated financial statements include the accounts of Nortech Systems Incorporated and its wholly-owned subsidiaries, Manufacturing Assembly Solutions of Monterrey, Inc. and Nortech Systems Hong Kong Company, Limited and its subsidiary, Nortech Systems Suzhou Company, Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year Consolidated Statement of Operations for the year ended December 31, 2016 to conform to the current year presentation. In the current year we revised our prior year presentation of (Gain) Loss on Sale of Property and Equipment. There was no change in Net Income (Loss) for the year ended December 31, 2016. Additionally, certain reclassifications have been made to the prior year Consolidated Statement of Cash Flows for the year ended December 31, 2016 to conform to the current year presentation. In the current year we revised our prior year presentation of non-cash changes in the contingent consideration, accounts receivable allowance, and inventory reserves. There was no change in total net cash provided by operating activities for the year ended December 31, 2016. These changes have no impact on the Consolidated Balance Sheets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Estimates also affect the reported amounts of revenue and expense during the reporting period. Significant items subject to estimates and assumptions include the valuation allowance for inventories, allowance for doubtful accounts, accrued warranties, realizability of deferred tax assets, goodwill impairment and long-lived asset impairment testing. Actual results could differ from those estimates.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The December 31, 2017 balance included cash collateral required to be held against our corporate employee purchasing card program and lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day. As of December 31, 2017, we had no outstanding letters of credit. We held no restricted cash as of December 31, 2016.

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts was $209,000

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

and $883,000 at December 31, 2017 and 2016, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (based on the lower of replacement cost or net realizable value). Costs include material, labor, and overhead required in the production of our products. Inventory reserves are maintained for inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows:

	2017	2016
Raw materials	$13,870,006	$14,533,690
Work in process	3,112,407	4,104,968
Finished goods	2,388,496	2,688,596
Reserves	(844,187)	(673,413)
Total	$18,526,722	$20,653,841

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

Buildings	39 Years
Leasehold improvements	3-15 Years
Manufacturing equipment	3-7 Years
Office and other equipment	3-7 Years

Property and equipment at December 31, 2017 and 2016:

	2017	2016
Land	$359,500	$375,000
Building and Leasehold Improvements	8,826,802	9,393,092
Manufacturing Equipment	21,267,133	19,632,033
Office and Other Equipment	6,034,726	5,455,459
Accumulated Depreciation	(26,312,628)	(24,524,750)
Total Property and Equipment, net	$10,175,533	$10,330,834

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Other Intangible Assets

Finite life intangible assets at December 31, 2017 and 2016 are as follows:

	December 31, 2017
		Gross	Accumulated	Net Book
		Carrying	Amortization	Value
	Years	Amount	Amount	Amount
Customer Relationships	9	1,302,000	361,662	940,338
Intellectual Property	3	100,000	27,786	72,214
Trade Names	20	814,000	101,750	712,250
Other	7	13,819	—	13,819
Totals		$2,229,819	$491,198	$1,738,621

	December 31, 2016
		Gross	Accumulated	Net Book
		Carrying	Amortization	Value
	Years	Amount	Amount	Amount
Bond Issue Costs	15	$79,373	$55,561	$23,812
Customer Relationships	9	1,302,000	216,998	1,085,002
Trade Names	20	814,000	61,050	752,950
Totals		$2,195,373	$333,609	$1,861,764

Amortization of finite life intangible assets was $236,962 and $190,654 for the years ended December 31, 2017 and 2016, respectively.

Estimated future annual amortization expense (except projects in process) related to these assets is approximately as follows:

Year	Amount
2018	$218,712
2019	218,712
2020	190,918
2021	185,376
2022	185,376
Thereafter	725,708
$1,724,802

Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. In testing goodwill for impairment we perform a quantitative impairment test, including computing the fair value of the

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary. Based upon our annual goodwill impairment test we concluded that goodwill was impaired due to a significant reduction of results from operations during the fourth quarter of 2017. We adopted Accounting Standards Update No, 2017-04, Simplifying the Test for Goodwill Impairment, and performed a single step in performing our impairment analysis, which is to determine the estimated fair value of our reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. Our annual impairment test as of October 1, 2017, resulted in $0.9 million of impairment charges related to our goodwill. The impairment charge was based on a combined approach using both the income approach which is based on discounted cash flows and the market approach which is based on the guideline public company method. Discounted cash flow models include assumptions related to our product revenue, gross margins, operating margins and other assumptions. There was no impairment of goodwill recorded in 2016.

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

On July 1, 2015, we completed the acquisition of substantially all of the assets of Devicix, LLC upon the terms and conditions contained in an Asset Purchase Agreement entered into on June 17, 2015. The Devicix acquisition resulted in $3.2 million of goodwill, which is deductible for tax purposes. We recorded an impairment charge of $908,000 on the goodwill related to the Devicix, LLC purchase as of December 31, 2017.

Long-Lived Asset Impairment

We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets or asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to dispose. We determined there was a triggering event during the fourth quarter of 2017 and determined the undiscounted cash flows exceed the carrying amounts of long-lived assets.

Preferred Stock

Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and if declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2017 and 2016.

Revenue Recognition

We recognize manufacturing revenue when we ship goods or the goods are received by our customer, when title has passed, all contractual obligations have been satisfied, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Generally, there are no formal substantive

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Advertising

Advertising costs are charged to operations as incurred. The total amount charged to expense was $68,000 and $131,000 for the years ended December 31, 2017 and 2016, respectively.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding, unless their effect is antidilutive.

A reconciliation of basic and diluted share amounts for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Basic weighted average common shares outstanding	2,745,602	2,747,424
Weighted average common stock equivalents from assumed exercise of stock options	—	2,121
Diluted weighted average common shares outstanding	2,745,602	2,749,545

Due to the loss in 2017, basic and diluted shares are the same.  Any outstanding shares would result in anti-dilution.  Outstanding stock options totaling 23,250 for the year ended December 31, 2016, were excluded from the net income per share calculation because the shares would be anti-dilutive.

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

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Unobservable inputs for the asset or liability, reflecting the reporting entity’s own assumptions about the assumptions that market participants would use in pricing

Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. We endeavor to use the best available information in measuring fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Acquisition-Related Contingent Consideration

The Company acquired Devicix on July 1, 2015. The aggregate consideration paid to Devicix shareholders includes up to $2,500,000 of contingent consideration to be paid based on the achievement of certain performance-based milestones. The fair value of the contingent consideration was measured using an expected present value approach to estimate an expected value. This fair value measurement is

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

The fair value of contingent consideration is measured using projected payment dates, discount rates and probabilities of payment. Projected contingent payment are discounted back to the current period using a discounted cash flow model. Changes in projected probabilities of payment, discount rates, or projected payment dates may result in higher or lower fair value measurements. The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

	December 31, 2017	December 31, 2016
Discount Rate	21.0%	21.0%
Probability of payment	33.3%	33.3%
Projected fiscal years of payment(s)	2018 - 2019	2017 - 2019

The following table summarizes the contingent consideration balance and activity for the years ended December 31, 2017 and 2016:

Beginning fair value of contingent liability, December 31, 2015	$851,000
Period change in valuation	(294,342)
Payments	(658)
Contingent liability balance, December 31, 2016	556,000
Period change in valuation	(483,465)
Payments	(2,579)
Contingent liability balance, December 31, 2017	$69,956

Balance Sheet Classification	2017	2016
Other Accrued Liabilities	$21,956	$21,700
Other Long-Term Liabilities	48,000	534,300
Contingent liability balance	$69,956	$556,000

Goodwill

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2015	$3,283,454
Changes to the carrying amount	—
Carrying amount at December 31, 2016	3,283,454
Impairment of goodwill	(908,000)
Carrying amount at December 31,2017	$2,375,454

In determining the nonrecurring fair value measurements of impairment of goodwill we utilized a blend of the market value and discounted cash flow approach.  Based on the blend of market value and discounted cash flow approach, we determined fair values for the identified assets and recorded an impairment charge of goodwill during the year ended December 31, 2017, set forth in the table below:

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Fair value as of mesurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment Charge
Goodwill	$2,375,454	—	—	$2,375,454	$908,000

Enterprise-Wide Disclosures

Our results of operations for the years ended December 31, 2017 and 2016 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ requirements. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and all corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

Export sales from our domestic operations represent approximately 4.5% and 8.0% of consolidated net sales for the years ended December 31, 2017 and 2016, respectively.

Net sales by our major EMS industry markets for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Aerospace and Defense	$15,682,635	$16,114,759
Medical	51,448,581	53,835,916
Industrial	45,203,533	46,671,044
Total Net Sales	$112,334,749	$116,621,719

Noncurrent assets, excluding deferred taxes, by country are as follows:

	United States	Mexico	China	Total
December 31, 2017
Property and equipment, net	$8,712,902	$1,003,040	$459,591	$10,175,533
Other assets	4,114,075	7,726	—	4,121,801

December 31, 2016
Property and equipment, net	$8,731,205	$1,238,087	$361,542	$10,330,834
Other assets	5,145,218	7,726	—	5,152,944

Foreign Currency Transactions

The functional currency for our Mexico subsidiary is the US dollar. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense). The functional currency for our China subsidiary is the Renminbi (RMB). Assets and liabilities of the China operation are translated from RMB into U.S. dollars at period-end rates, while income and expense are translated at the weighted-average exchange rates for the period. The related

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within shareholders’ equity. The total foreign currency translation adjustment decreased shareholders’ equity by $56,340, from an accumulated foreign currency translation loss of $44,445 as of December 31, 2016 to an accumulated foreign currency translation loss of $100,785 as of December 31, 2017.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of income. Net foreign currency transaction losses included in the determination of net earnings was $192,187 and $82,000 for the years ended December 31, 2017 and 2016, respectively.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is to be applied on a prospective basis effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. We adopted ASU 2017-04 in 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of, and obtain the benefits from, the goods or services. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. We will adopt the new guidance beginning January 1, 2018.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

We have engaged the services of a third-party service provider and have performed a review of the requirements of the new guidance and have initially identified which of our revenue streams will be within the scope of ASU 2014-09.  We are continuing to work through an adoption plan which includes a review of customer contracts, applying the five-step model of the new standard to each revenue stream and comparing the results to our current accounting; an evaluation of the method of adoption; and assessing changes that might be necessary to our processes, internal controls and changes in financial reporting. Based on our assessment to date, we believe certain revenue will be recognized over time rather than the current method of at a point in time. In addition, our customer supplied material arrangements are being evaluated for the applicability of the provision of non-cash consideration whereby the fair value of the materials would be included in the sales price and related cost of sales. The Company is finalizing its review and evaluation of the impact of the accounting and disclosure changes on its business processes and controls for adoption in 2018.

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

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the year ended December 31, 2017 and 2016. One division accounted for approximately 23.5% and 20.0% of net sales for the years ended December 31, 2017 and 2016, respectively. The second division accounted for approximately 1.4% and 3.8% of net sales for the years ended December 31, 2017 and 2016, respectively. Together they accounted for approximately for 24.9% and 23.8% of net sales for the years ended December 31, 2017 and 2016, respectively. Accounts receivable from the customer at December 31, 2017 and 2016 represented 16.4% and 13.6% of our total accounts receivable, respectively.

NOTE 3. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16 million that expires on June 15, 2022. The credit arrangement also has a $5 million real estate term note outstanding with a maturity date of June 15, 2022. The Bank of America credit agreement replaces our previous credit agreement with Wells Fargo Bank which terminated on June 20, 2017 and resulted in a loss on the extinguishment of debt of $174,834 primarily related to legal and terminations fees.

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at the combined weighted-average interest rate of 3.74% as of December 31, 2017. We had borrowings on our line of credit of $8,502,853 and $7,315,262 outstanding as of December 31, 2017 and 2016, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

The line of credit and real estate term notes with Bank of America contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The availability under our line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line of credit is secured by substantially all of our assets.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

The Bank of America credit agreement provides for, among other things, a fixed charge coverage ratio of not less than (i) 1.0 to 1.0 for each period of four fiscal quarters, commencing with the period of four fiscal quarters ending December 31, 2018.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2017 and 2016, we had unused availability under our line of credit of $4,231,000 and $5,710,602, respectively, supported by our borrowing base. The line is secured by substantially all of our assets.

Our credit agreement with Wells Fargo Bank, which terminated on June 20, 2017, as amended, provided for a line of credit arrangement of $15.0 million through May 31, 2018, of which $7,315,262 was outstanding at December 31, 2016. The credit arrangement also had a $3.5 million of real estate term notes with a maturity in 2027, an equipment loan for $2.7 million and a term loan facility of up to $1.0 million for capital expenditures, both with maturity dates of May 31, 2018. As of December 31, 2016, there was $684,000 outstanding against the $1.0 million capital term note.

Under the credit agreement, both the line of credit and real estate term notes were subject to variations in the LIBOR rate, of which interest rates were 3.25%-3.75% at December 31, 2016. The line of credit required a lock box arrangement; however there were no subjective acceleration clauses that would accelerate the maturity of our outstanding borrowings.

As amended, the Wells Fargo credit agreement contained certain covenants which, among other things, required us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, limit the amount of annual capital expenditures and fixed charge coverage ratio requirement. The availability under the Wells Fargo Bank line was subject to borrowing base requirements. At December 31, 2016, we have net unused availability under our line of credit of approximately $5.7 million. The line was secured by substantially all of our assets.

As part of the July 1, 2015 Devicix acquisition we entered into two unsecured subordinated promissory notes payable to the seller in the principal amounts of $1.0 million and $1.3 million. The $1.0 million promissory note has a four-year term, bearing interest at 4% per annum, requiring monthly principal and interest payments of $22,579 and is subject to offsets if certain revenue levels are not met. The $1.3 million promissory note has a four-year term and bears interest at 4% per annum, requiring monthly principal and interest payments of $29,353 and is not subject to offset.

Long-term debt balances at December 31, 2017 and 2016 consisted of the following:

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	December 31,	December 31,
	2017	2016
Term note payable - Bank of America

Real estate term note bearing interest at one-month LIBOR + 2.25% (4.5% as of December 31, 2017) maturing June 15, 2022 with monthly payments of approximately $41,000 plus interest secured by substantially all assets.	$4,751,054	$—

Term notes payable - Wells Fargo Bank, N.A.
Real estate term notes bearing interest at three month LIBOR + 2.75% paid in full in 2017 via refinancing with Bank of America	—	2,415,428

Equipment notes bearing interest at three month LIBOR + 2.75% paid in full in 2017 via refinancing with Bank of America	—	2,489,624

Industrial revenue bond payable to the City of Blue Earth, Minnesota which bears a variable interest rate had a maturity date on June 1, 2021, with principal of $80,000 payable annually on June 1. Bond redeemed on August 15, 2017.	—	200,000

Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019.	393,834	643,585

Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019.	511,984	836,661
	5,656,872	6,585,298
Discount on Devicix Notes Payable	(62,776)	(102,424)
Debt issuance Costs	(238,468)	(25,896)
Total long-term debt	5,355,628	6,456,978
Current maturities of long-term debt	(1,002,586)	(1,565,347)
Long-term debt - net of current maturities	$4,353,042	$4,891,631

Future maturity requirements for long-term debt outstanding as of December 31, 2017, are as follows:

Years Ending December 31,	Amount
2018	$1,095,722
2019	805,880
2020	497,892
2021	497,892
2022	497,892
Future	2,261,594
$5,656,872

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

During the third quarter of fiscal year 2017, the Company entered into a five-year lease of equipment used in the normal course of business with a principal borrowing amount of $1,095,768. The lease qualifies as a capital lease and is accounted for accordingly, based on an effective interest rate of 4.97%. As of December 31, 2017, the property held under the capital lease was $1,102,607 and as of December 31, 2016, the Company held no capital leases.

The Company entered into a second lease in September 2017, with a four year, six-month term used in the normal course of business with a principal borrowing amount of $502,023. The lease qualifies as a capital lease and is accounted for accordingly, based on an effective interest rate of 6.22%. As of December 31, 2017, the property held under the capital lease was $421,138 and as of December 31, 2016, the Company held no capital leases.  As of December 31, 2017, the Company had no depreciation expense related to the leased assets as it was not in operational use and related implementation costs were not complete.

At December 31, 2017, the current maturities of capital leases are $295,372.  For the year ended December 31, 2017 the Company had $9,370 interest expense related to the leased assets.

Approximate future minimum lease payments under non-cancelable capital leases subsequent to December 31, 2017 are as follows:

Years Ending
December 31,	Amount
2018	$386,657
2019	393,960
2020	393,960
2021	393,960
2022	255,331
Total noncancelable future lease commitments	$1,823,868
Less: interest	(226,077)
Present value of obligations under capital leases	$1,597,791

Depreciation on capital leases is recorded as depreciation expense in our results of operations.

The above table includes the future minimum lease payments related to a portion of the second lease listed above in the amount of $80,885, that has not been received as of December 31, 2017, that is expected to be received in 2018.

NOTE 4. INCOME TAXES

The income tax expense for the years ended December 31, 2017 and 2016 consists of the following:

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Current taxes - Federal	$(124,000)	$240,000
Current taxes - State	10,000	10,000
Current taxes - Foreign	49,000	(13,000)
Deferred taxes - Federal	176,000	(167,000)
Deferred taxes - State	239,000	10,000
Deferred taxes - Foreign	25,000	(45,000)
Income tax expense	$375,000	$35,000

The statutory rate reconciliation for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Statutory federal tax provision (benefit)	$(704,000)	$27,000
State income tax benefit	(117,000)	(32,000)
Effect of foreign operations	(88,000)	107,000
Uncertain tax positions	—	2,000
Income tax credits	(112,000)	(134,000)
Valuation allowance	1,011,000	49,000
Permanent differences	8,000	16,000
Loss of Section 199 due to carryback claim	46,000	—
Effects of tax reform	280,000	—
Other	51,000	—
Income tax expense	$375,000	$35,000

Income (loss) from operations before income taxes was derived from the following sources:

	2017	2016
Domestic	$(2,831,433)	$486,425
Foreign	760,658	(407,651)
Total	$(2,070,775)	$78,774

Deferred tax assets (liabilities) at December 31, 2017 and 2016, consist of the following:

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Deferred Tax
Allowance for uncollectable accounts	$49,000	$317,000
Inventories reserve	198,000	242,000
Accrued vacation	194,000	362,000
Amortization	191,000	56,000
Stock-based compensation and equity appreciation rights	23,000	29,000
Net operating loss carryforwards	359,000	134,000
Tax credit carryforwards	613,000	242,000
Other	23,720	188,000
	1,650,720	1,570,000
Valuation allowance	(1,146,000)	(135,000)
Deferred tax assets	504,720	1,435,000

Prepaid expenses	(165,000)	(323,000)
Property and equipment	(319,000)	(569,000)
Deferred tax liabilities	(484,000)	(892,000)
Net deferred tax assets	$20,720	$543,000

We currently have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and U.S. GAAP income, research and development tax credit carry forwards and federal and state net operating loss carry forwards.  A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our financial statements become deductible for income tax purposes, or when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives.

We have concluded that a valuation allowance is needed for all of our United States based deferred tax assets due to the cumulative net losses we have sustained in the past three years and our near term financial outlook.  In analyzing the need for a valuation allowance, we considered our history of operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, statutory carry forward periods and tax planning alternatives.    Finally, we considered both our near and long-term financial outlook and timing regarding when we might return to profitability.  After considering all available evidence both positive and negative, we concluded that the valuation allowance is needed for all of our U.S. based deferred tax assets, no valuation allowance was placed on the foreign assets.

At December 31, 2017, we had federal general business tax credit carryforwards of $404,000 that will begin to expire in 2028 and a federal net operating loss (“NOL”) carry forward of $948,000 that will expire begin to expire in 2037, if unused.  For U.S. state tax purposes we have Minnesota R&D credit carryforwards of $330,000 and various state net operating loss carryforwards of $357,000 for Iowa,

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

$21,000 for Montana, $1,144,000 for Minnesota, $669,000 for Wisconsin.  The state credits and NOLs expire at various years starting in 2024.

The tax effects from an uncertain tax positions can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the years ended December 31, 2017 and 2016:

Balance as of December 31, 2015	$51,000

Tax positions related to 2016:
Additions based on tax positions related to the current year	15,000
Additions based on tax positions related to the prior year	5,000
Reductions based on tax positions related to a prior year	(6,000)
Statute of limitations	(13,000)
Balance as of December 31, 2016	$52,000

Tax positions related to current year:
Additions based on tax positions related to the current year	22,000
Statute of limitations	(22,000)
Balance as of December 31, 2017	$52,000

The $52,000 of unrecognized tax benefits as of December 31, 2017 includes amounts which, if ultimately recognized, will reduce our annual effective tax rate. In prior years, it was included in other long-term liabilities on the accompanying consolidated balance sheets. In 2017, the amount has been netted against the applicable deferred tax asset as any adjustment would reduce the recorded asset.

Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2017 and 2016 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  As of December 31, 2017, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year 2011.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated an estimate of the impact of the Tax Act in its year-end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing and as a result has recorded approximately $280,000 as additional income tax expense in the fourth fiscal quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the re-measurement

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was approximately $223,000. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was approximately $57,000.

The SEC recently issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company has determined that the $57,000 of deferred tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. As further guidance is issued by Treasury, additional work may be necessary to ensure earnings as required by the calculations are properly determined. Additionally, as a result of the Tax Act, the Company has not completed its evaluation of its indefinite reinvestment assertion with regard to foreign earnings under ASC 740-30-25-17 [formerly known as APB 23]. As a result, deferred tax liabilities may be increased or decreased during the period allowed under SAB 118. Lastly, the Company is required to recognize 8% of the transition tax into current tax, however the Company has not recorded this amount and believes this amount would be immaterial and offset by tax credits available.

NOTE 5. 401(K) RETIREMENT PLAN

We have a 401(k) profit sharing plan (the 401(k) Plan) for our employees. The 401(k) Plan is a defined contribution plan covering substantially all of our U.S. employees. Employees are eligible to participate in the Plan after completing three months of service and attaining the age of 18. Employees are allowed to contribute up to 60% of their wages to the 401(k) Plan. Historically we have matched 25% of the employees’ contributions up to 6% of covered compensation. We made contributions of approximately $287,051 and $270,028 during the years ended December 31, 2017 and 2016, respectively.

NOTE 6. INCENTIVE PLANS

Stock Options

On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the 2005 Plan) and eliminated the remaining 172,500 option shares available for grant under the prior 2003 Plan effective February 23, 2005. The total number of shares of common stock that may be granted under the 2005 Plan is 200,000. The 2005 Plan has not been renewed, and therefore no further grants may be made under the 2005 Plan. The 2005 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant. Under the 2005 Incentive Compensation Plan, there were no stock options granted during the years ended December 31, 2017 and 2016. In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. There were 150,000 options granted during the year ended December 31, 2017.

We estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the consolidated statements of operations over the requisite service periods. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. We estimate forfeitures at the time of grant and revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

A summary of option activity as of and for the year-ended December 31, 2017 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — January 1, 2017	37,750	$4.75
Granted	150,000	3.43
Exercised	—	—
Cancelled	—	—
Outstanding — December 31, 2017	187,750	$3.70	8.13	$74,070
Exercisable on December 31, 2017	37,750	$4.75	3.20	$9,570

There were no options exercises during the year ended December 31, 2017. The total intrinsic value of options exercised during the years ended December 31, 2016 was $964 and cash received from option exercises during the year ended December 31, 2016 was $4,822.

Total compensation expense related to stock options for the years ended December 31, 2017 and 2016 was $43,200 and $994, respectively. As of December 31, 2017, there was $164,160 of unrecognized compensation which will vest over the next 2.37 years.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

During the year ended December 31, 2016, we granted 31,666 Units with a base date of January 1, 2016 and a vesting date of January 1, 2019. During the year-ended December 31, 2017, we granted a total of 100,000 Units and a vesting date of December 31, 2019.

Total compensation (income) expense related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately ($22,000) and $37,000 for the years ended December 31, 2017 and 2016, respectively. The (income) expense for the years ended December 31, 2017 and 2016 was the result of a change in the estimate of the appreciation of book value per share of common stock.

A summary of the liability as of December 31 and changes during the years then ended, is as follows:

	2017	2016
Beginning Balance	$45,000	$143,000
Reductions	(22,000)	(36,000)
Payments	(23,000)	(62,000)
Ending Balance	$—	$45,000

As of December 31, 2016, approximately $23,000 of this balance was included in other accrued liabilities and the remaining $22,000 balance was included in other long-term liabilities.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases

We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2022.

Rent expense for the years ended December 31, 2017 and 2016 amounted to approximately $1,271,000 and $1,153,000 respectively.

Approximate future minimum lease payments under non-cancelable leases are as follows:

Years Ending December 31,	Amount
2018	$888,000
2019	628,000
2020	382,000
2021	175,000
2022	143,000
Total	$2,216,000

The above table does not reflect the subsequent lease agreement noted in Note 10.

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Executive Life Insurance Plan

During 2002, we set up an Executive Bonus Life Insurance Plan (the Plan) for our key employees (participants). Pursuant to the Plan, we will pay a bonus to officer participants of 15% and a bonus to all other participants of 10% of the participants’ base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant may be required to reimburse us for any unvested amounts, under certain circumstances. Expenses under the Plan were $207,000 and $327,000 for the years ended December 31, 2017 and 2016, respectively. On December 13, 2017, the Plan was terminated.

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

Stock Repurchase Plan

As of December 31, 2017, we had a $250,000 share repurchase program which was authorized by our Board of Directors in August 2017. Under this repurchase program, we repurchased 8,581 shares in open market transactions totaling $30,340, during the year ended December 31, 2017. As of December 31, 2017, we had a $219,659 authorized balance remaining under this share repurchase program. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital.

NOTE 8. PLANT CLOSURE

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 9. RELATED PARTY TRANSACTIONS

During 2016, the Company entered into a consulting arrangement with a company co-owned by Matt Mahmood, who became the Chief Operating Officer of the Company on May 20, 2017. For the years ended December 31, 2017 and 2016, expenses were incurred in the amounts of $97,203, and $71,657, respectively.

NOTE 10. SUBSEQUENT EVENTS

On February 21, 2018, we entered into a ten-year lease agreement for a 77,000 square foot manufacturing facility in Nuevo Leon, Mexico which will commence on or about September 15, 2018.  The Lease Agreement provides for monthly rent payments of approximately $43,000. This facility will replace the Monterrey, Mexico facility lease which expires December 31, 2019.

On February 22, 2018, the Company entered into a Consulting Agreement with Crosscourt Group, LLC, a limited liability company owned and managed by William Murray, an independent director of the Company.  The term of the Consulting Agreement is three months.  Under the Consulting Agreement, Mr. Murray will receive $250 per hour for performing consulting services with a maximum daily fee of $2,000.

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework of 2013. Based on our assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of the Registrant will be included in the Registrant’s 2017 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The company has adopted a code of conduct applicable to all officers, directors, and employees. A copy of this code of conduct will be provided to any person, without charge, upon request from Nortech c/o Chief Financial Officer 7550 Meridian Circle N # 150, Maple Grove, MN 55369.

Item 11.   Executive Compensation

Information regarding executive compensation of the Registrant will be included in the Registrant’s 2017 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant’s 2017 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant’s 2017 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2017.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	187,750	$3.70	200,000

Equity compensation plans not approved by security holders	—	—	—

Total	187,750	$3.70	—

(1)         Represents common shares issuable upon the exercise of 37,750 outstanding options granted under the 2005 Incentive Compensation Plan (the 2005 Plan) and 150,000 outstanding options granted under the 2017 Incentive Compensation Plan (the 2017 Plan).

(2)         Represents common shares remaining available for issuance under the 2005 Plan of zero and common shares remaining available for issuance under the 2017 Plan of 200,000.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Registrant’s 2017 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this Item will be included in the Registrant’s 2017 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statements Schedules

1.	Consolidated Financial Statements - Consolidated Financial Statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 25.

2.	Consolidated Financial Statement Schedule - The following financial statement schedule and the Auditors’ report thereon is included in this Annual Report on Form 10-K:

All schedules are omitted because it is not required information or the information is presented in the consolidated financial statements or related notes.

3.	The following exhibits are incorporated herein by reference:

	3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-3 (filed on Form S-1) filed July 16, 1996 (File No. 333-00888)

	3.2	Bylaws (incorporated by reference to Form 8-K filed on March 25, 2016)

	10.1	2005 Incentive Compensation Plan (incorporated by reference to Exhibit A to Definitive Proxy Statement filed March 31, 2005)**

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

	10.4	Form of Change of Control Agreement for Named Executive Officers (incorporated by reference to Form 10-K filed March 11, 2015)* **

	10.5	Amendment dated November 5, 2014 to Employment Agreement with Michael Degen (incorporated by reference to Form 8-K filed November 7, 2014)**

	10.6	Consulting Agreement with Michael Degen dated November 5, 2014 (incorporated by reference to Form 8-K filed November 7, 2014)**

	10.7	Form of Employment Agreement with Richard Wasielewski dated March 15, 2014 (incorporated by reference to Form 10-K filed March 11, 2015)**

	10.8	Restated Equity Appreciation Rights Plan dated March 11, 2015 (incorporated by reference to Appendix A to Definitive Proxy Statement filed March 24, 2015)**

	10.9	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)

10.10

Seventh Amendment dated May 7, 2015 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association (incorporated by reference to Form 8-K filed May 13, 2015)

10.11	Asset Purchase Agreement dated June 17, 2015 between the Company and Devicix, LLC (incorporated by reference to Form 10-Q filed August 5, 2015)

10.12	Restated Amendment to Employment Agreement with Michael Degen dated November 5, 2014 (incorporated by reference to Form 8-K filed November 5, 2015)**

10.13	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 21, 2016)

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

10.16	Tenth Amendment dated January 12, 2017 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association.*

10.17	2017 Stock Incentive Plan approved by shareholders May 3, 2017 (incorporated by reference from the Definitive Proxy Statement filed March 22, 2017)

10.18	Employment Agreement with Matthew Mahmood dated May 15, 2017 (incorporated by reference to Form 8-K filed May 19, 2017)

10.19	Amended and Restated Employment Agreement with Richard Wasielewski dated May 15, 2017 (incorporated by reference to Form 8-K filed May 19, 2017)

10.20	Loan and Security Agreement with Bank of America N.A. dated June 15, 2017 (incorporated by reference to Form 8-K filed June 21, 2017)

10.21	First Amendment dated December 29, 2017 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Form 8-K filed January 8, 2018)

10.22	Employment Agreement with Constance Beck dated January 8, 2018 (incorporated by reference to Form 8-K filed January 12, 2018)

10.23

Lease Agreement dated February 21, 2018 by and between Manufacturing Assembly Solutions of Monterrey, Inc., a wholly owned Mexican subsidiary of the Company, and OPERADORA STIVA, S.A. DE C.V. (incorporated by reference to Form 8-K filed February 27, 2018)

10.24	Consulting Agreement with Crosscourt Group, LLC dated February 22, 2018 (incorporated by reference to Form 8-K filed February 27, 2018)

21	Subsidiaries of Nortech Systems Incorporated*

23.1	Consent of RSM US LLP.*

23.2	Consent of Baker Tilly Virchow Krause, LLP*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

Financial statements from the annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

*	Filed electronically herewith.
**	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-3 (filed on Form S-1) filed July 16, 1996 (File No. 333-00888)

3.2	Bylaws (incorporated by reference to Form 8-K filed on March 25, 2016)

10.1	2005 Incentive Compensation Plan (incorporated by reference to Exhibit A to Definitive Proxy Statement filed March 31, 2005)**

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

10.4	Form of Change of Control Agreement for Named Executive Officers (incorporated by reference to Form 10-K filed March 11, 2015)**

10.5	Amendment dated November 5, 2014 to Employment Agreement with Michael Degen (incorporated by reference to Form 8-K filed November 7, 2014)**

10.6	Consulting Agreement with Michael Degen dated November 5, 2014 (incorporated by reference to Form 8-K filed November 7, 2014)**

10.7	Form of Employment Agreement with Richard Wasielewski dated March 15, 2014(incorporated by reference to Form 10-K filed March 11, 2015)**

10.8	Restated Equity Appreciation Rights Plan dated March 11, 2015 (incorporated by reference to Appendix A to Definitive Proxy Statement filed March 24, 2015)**

10.9	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)

10.10

Seventh Amendment dated May 7, 2015 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association (incorporated by reference to Form 8-K filed May 13, 2015)

10.11	Asset Purchase Agreement dated June 17, 2015 between the Company and Devicix, LLC (incorporated by reference to Form 10-Q filed August 5, 2015)

10.12	Restated Amendment to Employment Agreement with Michael Degen dated November 5, 2014 (incorporated by reference to Form 10-Q filed November 5, 2015)**

10.13	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 21, 2016)

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

10.16	Tenth Amendment dated January 12, 2017 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association.*

10.17	2017 Stock Incentive Plan approved by shareholders May 3, 2017 (incorporated by reference from the Definitive Proxy Statement filed March 22, 2017)

10.18	Employment Agreement with Matthew Mahmood dated May 15, 2017 (incorporated by reference to Form 8-K filed May 19, 2017)

10.19	Amended and Restated Employment Agreement with Richard Wasielewski dated May 15, 2017 (incorporated by reference to Form 8-K filed May 19, 2017)

10.20	Loan and Security Agreement with Bank of America N.A. dated June 15, 2017 (incorporated by reference to Form 8-K filed June 21, 2017)

10.21	First Amendment dated December 29, 2017 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Form 8-K filed January 8, 2018)

10.22	Employment Agreement with Constance Beck dated January 8, 2018 (incorporated by reference to Form 8-K filed January 12, 2018)

10.23

Lease Agreement dated February 21, 2018 by and between Manufacturing Assembly Solutions of Monterrey, Inc., a wholly owned Mexican subsidiary of the Company, and OPERADORA STIVA, S.A. DE C.V. (incorporated by reference to Form 8-K filed February 27, 2018)

10.24	Consulting Agreement with Crosscourt Group, LLC dated February 22, 2018 (incorporated by reference to Form 8-K filed February 27, 2018)

21	Subsidiaries of Nortech Systems Incorporated*

23.1	Consent of RSM US LLP*

23.2	Consent of Baker Tilly Virchow Krause, LLP*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Nortech Systems Incorporated

Registrant

By:	/s/ Richard G. Wasielewski	March 27, 2018
Richard G. Wasielewski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard G. Wasielewski	March 27, 2018
Richard G. Wasielewski
President and Chief Executive Officer (principal executive officer) and Director

By:	/s/ Constance M. Beck	March 27, 2018
Constance M. Beck

Chief Financial Officer (principal financial and accounting officer)

By:	/s/ David B. Kunin	March 27, 2018
David B. Kunin, Chairman and Director

By:	/s/ Kathleen P. Iverson	March 27, 2018
Kathleen P. Iverson, Director

By:	/s/ Michael J. Kennedy	March 27, 2018
Michael J. Kennedy, Director

By:	/s/ Kenneth D. Larson	March 27, 2018
Kenneth D. Larson, Director

By:	/s/ Ryan P. McManus	March 27, 2018
Ryan P. McManus, Director

By:	/s/ William V. Murray	March 27, 2018
William V. Murray, Director

By:	/s/ Richard W. Perkins	March 27, 2018
Richard W. Perkins, Director