Form 10-Q
period 2018-03-31
NORTECH SYSTEMS INC
filed 2018-05-11
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares of $.01 par value common stock outstanding at May 2, 2018 was 2,703,582

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017

Net Sales	$26,447	$28,318

Cost of Goods Sold	23,419	25,226

Gross Profit	3,028	3,092

Operating Expenses
Selling Expenses	1,039	1,205
General and Administrative Expenses	2,109	2,120
Gain on Sale of Property and Equipment	—	(354)
Total Operating Expenses	3,148	2,971

Income (Loss) From Operations	(120)	121

Other Expense
Interest Expense	(172)	(140)

Loss Before Income Taxes	(292)	(19)

Income Tax Expense (Benefit)	99	(4)

Net Loss	$(391)	$(15)

Loss Per Common Share - Basic and Diluted	$(0.14)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,720,609	2,747,831

Other comprehensive income (loss)
Foreign currency translation	72	(3)
Comprehensive loss, net of tax	$(319)	$(18)

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31,	DECEMBER 31,
	2018	2017(1)
	(Unaudited)
ASSETS
Current Assets
Cash	$466	$473
Restricted Cash	325	306
Accounts Receivable, less allowances of $209 and $209	18,179	17,417
Inventories	13,037	18,527
Contract Assets	6,151	—
Prepaid Expenses and Other Current Assets	984	1,044
Total Current Assets	39,142	37,767

Property and Equipment, Net	10,096	10,176
Goodwill	2,375	2,375
Other Intangible Assets, Net	1,687	1,739
Other Non Current Assets	30	28
Total Assets	$53,330	$52,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$1,007	$1,003
Current Portion of Capital Lease Obligation	325	295
Accounts Payable	12,056	11,699
Accrued Payroll and Commissions	2,321	2,900
Other Accrued Liabilities	2,735	2,148
Total Current Liabilities	18,444	18,045

Long-Term Liabilities
Long Term Line of Credit	8,649	8,503
Long-Term Debt, Net	4,150	4,353
Long-Term Capital Lease Obligation, Net	1,160	1,222
Other Long-Term Liabilities	145	137
Total Long-Term Liabilities	14,104	14,215

Total Liabilities	32,548	32,260

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,704,823 and 2,739,250 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	15,654	15,760
Accumulated Other Comprehensive Loss	(29)	(101)
Retained Earnings	4,880	3,889
Total Shareholders’ Equity	20,782	19,825
Total Liabilities and Shareholders’ Equity	$53,330	$52,085

(1) The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
Cash Flows From Operating Activities
Net Loss	$(391)	$(15)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities
Depreciation and Amortization	561	595
Compensation on Stock-Based Awards	20	7
Deferred Taxes	(1)	—
Change in Contingent Consideration	—	(58)
Change in Accounts Receivable Allowance	—	(355)
Change in Inventory Reserves	183	142
Gain on Disposal of Property and Equipment	—	(354)
Changes in Current Operating Items
Accounts Receivable	(762)	380
Inventories	229	(1,161)
Contract Assets	308	—
Prepaid Expenses and Other Current Assets	81	91
Accounts Payable	317	1,452
Accrued Payroll and Commissions	(579)	(957)
Other Accrued Liabilities	576	(22)
Net Cash Provided by (Used in) Operating Activities	542	(255)
Cash Flows from Investing Activities
Proceeds from Sale of Property and Equipment	—	668
Purchase of Intangible Asset	(4)	(100)
Purchases of Property and Equipment	(288)	(198)
Net Cash Provided by (Used in) Investing Activities	(292)	370
Cash Flows from Financing Activities
Net Change in Line of Credit	146	735
Proceeds from Long-Term Debt	—	123
Principal Payments on Long-Term Debt	(222)	(1,026)
Principal Payments on Capital Leases	(82)	—
Share Repurchases	(126)	—
Net Cash Used in Financing Activities	(284)	(168)

Effect of Exchange Rate Changes on Cash	46	(10)

Net Change in Cash	12	(63)
Cash - Beginning of Period	779	268

Cash - Ending of Period	$791	$205

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets
Cash	$466	$205
Restricted Cash	325	—
Total restricted cash reported in the condensed consolidated statements of cash flows	$791	$205

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$139	$119
Cash Refunded During the Period for Income Taxes	—	227

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	68	91
Equipment Acquired under Capital Lease	51	—

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the interim periods have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Nortech Systems Incorporated and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior year Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 to conform to the current year presentation. In the current year we revised our presentation of non-cash changes in the accounts receivable allowance and changes in inventory reserves on the Condensed Consolidated Statements of Cash Flows to show these amounts separately. Prior year amounts were reclassified to conform with current year presentation. There was no change in total net cash used in operating activities for the three months ended March 31, 2017. These changes have no impact on the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Revenue Recognition

Our revenue is comprised of product, engineering services and repair services.  All revenue is recognized when the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service to our customer either when (or as) our customer obtains control of the product or service, with the majority of our revenue being recognized over time including goods produced under contract manufacturing agreements and services revenue. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of our contracts have a single performance obligation. Revenue is recorded net of returns, allowances and customer discounts. Our net sales for services were less than 10% of our total sales for all periods presented, and accordingly, are included in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Effective January 1, 2018, we adopted the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the provisions of ASU 2014-09 using the modified retrospective approach with application to contracts that were not completed as of January 1, 2018. The adoption of ASU 2014-09 had a significant impact to the Company’s results of operations, cash flow and financial position, and as a result we now recognize the majority of our revenue over time rather than upon shipment resulting in an adjustment to retained earnings of $1,381 on January 1, 2018. The Company has presented the disclosures required by this new standard, refer to Note 3.

Stock-Based Awards

Following is the status of all stock options as of March 31, 2018:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2018	187,750	$3.70
Granted	20,000	3.77
Exercised	—	—
Cancelled	—	—
Outstanding - March 31, 2018	207,750	$3.70	8.31	$—
Exercisable - March 31, 2018	37,750	$4.75	—	$—

The 2005 Plan has not been renewed, and therefore no further grants may be made under the 2005 Plan. In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. There were 20,000 stock options granted during the three months ended March 31, 2018.

Total compensation expense related to stock options for the three months ended March 31, 2018 and 2017 was $20 and $0, respectively. As of March 31, 2018, there was $175 of unrecognized compensation which will vest over the next 2.23 years.

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

During the three months ended March 31, 2018 and 2017, no additional Units were granted.

Total compensation expense (income) related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $0 and $7 for the three months ended March 31, 2018 and 2017, respectively.

As of both March 31, 2018 and December 31, 2017, no amounts were accrued under this plan.

Net Loss per Common Share

For both the three months ended March 31, 2018 and 2017, the Company reported a net loss and all stock options are deemed to be antidilutive and, therefore, were not included in the computation of loss per common share amount.

Share Repurchase Program

As of March 31, 2018, we have a $250 share repurchase program which was authorized by our Board of Directors in August 2017. Under this repurchase program, we repurchased 34,427 shares in open market transactions totaling $129 for the three months ended March 31, 2018.  As of March 31, 2018, we had $90 remaining under this authorization. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The March 31, 2018 balance included cash collateral required to be held against our corporate employee purchasing card program and lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day. As of March 31, 2018, we had no outstanding letters of credit.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable at both March 31, 2018 and December 31, 2017 have been reduced by an allowance for doubtful accounts of $209.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Raw Materials	$13,489	$13,870
Work in Process	401	3,112
Finished Goods	174	2,389
Reserves	(1,027)	(844)

Total	$13,037	$18,527

The primary decrease in work in process and finished goods inventory as of March 31, 2018 as compared to December 31, 2017 relates to the adoption of ASU 2014-09 and the recognition of revenue over time rather than upon shipment of inventory. Refer to Note 3 for further information.

Other Intangible Assets

Other intangible assets at March 31, 2018 and December 31, 2017 are as follows (in thousands):

		March 31, 2018
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$398	$904
Trade Names	3	100	36	64
Intellectual Property	20	814	112	702
Patents	7	17	—	17
Totals		$2,233	$546	$1,687

		December 31, 2017
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$361	$941
Intellectual Property	3	100	28	72
Trade Names	20	814	102	712
Patents	7	14	—	14
Totals		$2,230	$491	$1,739

Amortization expense for both of the three months ended March 31, 2018 and March 31, 2017 was $55 and $50, respectively.

Estimated future annual amortization expense (not including projects in process) related to these assets is approximately as follows (in thousands):

Year	Amount
Remainder of 2018	$164
2019	219
2020	191
2021	185
2022	185
Thereafter	726
Total	$1,670

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. No events were identified during the three months ended March 31, 2018 that would require us to test for impairment. In testing goodwill for impairment we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary.

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment and intangible assets, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. No impairment expense was recorded during the three months ended March 31, 2018.

Recently Issued Accounting Standards

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

In March 2018, we adopted FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission (‘SEC’) interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (the ‘Tax Act’) was signed into law. Additional information regarding the adoption of this standard is contained in Note 5, ‘Income Taxes’.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $466 in cash at March 31, 2018, approximately $392 was held at banks located in China. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three months ended March 31, 2018 and 2017. One division accounted for approximately 19% and 24% of net sales for the three months ended March 31, 2018 and 2017, respectively. The other division accounted for approximately 1% and 2% of net sales for the three months ended March 31, 2018 and 2017, respectively.  Together they accounted for approximately 20% and 26% of net sales for the three months ended March 31, 2018 and 2017, respectively.  Accounts receivable from the customer at March 31, 2018 and December 31, 2017 represented approximately 17% and 16% of our total accounts receivable, respectively.

Export sales represented approximately 19% and 13% of net sales for the three months ended March 31, 2018 and 2017, respectively.

NOTE 3. REVENUE

Revenue recognition

Our revenue is comprised of product, engineering services and repair services.  All revenue is recognized when the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service to our customer either when (or as) our customer obtains control of the product or service, with the majority of our revenue being recognized over time including goods produced under contract manufacturing agreements and services revenue. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of our contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services. As such, revenue is recorded net of returns, allowances and customer discounts. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are included in cost of goods sold.

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced.  If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 91% of our revenue for the three months ended March 31, 2018. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

Accounting for contract manufacturing agreements involves the use of various techniques to estimate total revenue and costs. We estimate profit on these agreements as the difference between total estimated revenue and expected costs to complete the performance obligation within the terms of the agreement and recognize the respective profit as the goods are produced. The estimates to determine the profit earned on the performance obligation are based on anticipated selling prices and historical cost of goods sold and represent our best judgement at the time. Changes in judgments on these above estimates could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated profit.

On occasion our customers provide materials to be used in the manufacturing process and the fair value of the materials is included in revenue as noncash consideration at the point in time when the manufacturing process commences along with the same corresponding amount recorded as cost of goods sold. The inclusion of noncash consideration has no impact on overall profitability.

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheet, consist of unbilled amounts related to revenue recognized over time.  Significant changes in the contract assets balance during the three months ended March 31, 2018 was as follows (in thousands):

Outstanding at January 1, 2018	$6,459
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(5,611)
Product transferred over time	5,303
Outstanding at the end of period	$6,151

We expect substantially all of the remaining performance obligations for the contract assets recorded as of March 31, 2018, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following table summarizes our net sales by market for the three months ended March 31, 2018 (in thousands):

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$4,623	$48	$195	$4,866
Medical	9,434	482	405	10,321
Industrial	9,992	843	425	11,260
Total net sales	$24,049	$1,373	$1,025	$26,447

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated statement of operations and comprehensive loss, balance sheet and cash flows, as of and for the three months ended March 31, 2018, to the pro-forma amounts had the previous guidance been in effect (in thousands):

	Three Months Ended March 31, 2018
	As Reported	Pro forma as if the previous accounting guidance was in effect
Statement of Operations
Net Sales	$26,447	$25,730
Cost of Goods Sold	23,419	22,731
Gross Profit	3,028	2,999

Loss from Operations	(120)	(149)

Loss Before Income Taxes	(292)	(321)

Income Tax Expense	99	99

Net Loss	$(391)	$(420)

Loss Per Common Share Basic and Diluted	$(0.14)	$(0.15)

Consolidated Balance Sheet
Assets
Inventories	$13,037	$17,778
Contract Assets	6,151	$—

Shareholders’ Equity
Retained Earnings	$4,880	$3,470

Consolidated Statement of Cash Flows
Net Loss	$(391)	$(420)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Change in Current Operating Items
Inventories	229	566
Contract Asset	308	—

Net Cash Provided by Operating Activities	$542	$542

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and amended effective December 29, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2022. The credit arrangement also has a $5,000 real estate term note outstanding with a maturity date of June 15, 2022. The Bank of America credit agreement replaced our previous credit agreement with Wells Fargo Bank which terminated on June 20, 2017 and resulted in a loss on the extinguishment of debt of $175 primarily related to legal and terminations fees.

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 3% as of March 31, 2018. We had borrowings on our line of credit of $8,649 and $8,503 outstanding as of March 31, 2018 and December 31, 2017. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

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

The Bank of America credit agreement as amended provides for, among other things, a fixed charge coverage ratio of not less than (i) 1.0 to 1.0 for each period of four fiscal quarters, commencing with the period of four fiscal quarters ending December 31, 2018. In addition, the agreement requires that the Company comply with certain minimum levels of cumulative EBITDA for measurement periods during fiscal 2018, including cumulative EBITDA of $1,970 for the twelve months ending December 31, 2018.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At March 31, 2018, we had unused availability under our line of credit of $3,920, supported by our borrowing base. The line is secured by substantially all of our assets.

As part of the July 1, 2015 Devicix acquisition we entered into two unsecured subordinated promissory notes payable to the seller in the principal amounts of $1,000 and $1,300. The $1,000 promissory note has a four-year term, bearing interest at 4% per annum, requiring monthly principal and interest payments of $23 and is subject to offsets if certain revenue levels are not met. The $1,300 promissory note has a four-year term and bears interest at 4% per annum, requiring monthly principal and interest payments of $29 and is not subject to offset.

Long-term debt at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Real estate term notes bearing interest at one-month LIBOR + 2.25% (4.1% as of March 31, 2018) maturing June 15, 2022 with monthly payments of approximately $41 plus interest secured by substantially all assets.	$4,627	$4,751

Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	351	394

Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	457	512
	5,435	5,657

Discount on Devicix Notes Payable	(53)	(63)
Debt issuance Costs	(225)	(238)

Total long-term debt	5,157	5,356
Current maturities of long-term debt	(1,007)	(1,003)
Long-term debt - net of current maturities	$4,150	$4,353

The Company has lease financing facilities for property and equipment. The obligations are collateralized by the property underlying lease. Total cost of the leased equipment was $1,574 at March 31, 2018 and $1,524 at December 31, 2017.

Current maturities of capital leases were $325 at March 31, 2018 and $295 at December 31, 2017.

Interest expense related to the leased assets was $26 and $0 for the three months ended March 31, 2018 and 2017, respectively. Depreciation expense related to the leased assets was $39 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Approximate future minimum lease payments under non-cancelable capital leases subsequent to March 31, 2018 are as follows (in thousands):

Year	Amount
Remainder of 2018	$286
2019	394
2020	394
2021	394
2022	255
Total noncancelable future lease commitments	$1,723
Less: interest	(204)
Present value of obligations under capital leases	$1,519

The above table includes the future minimum lease payments related to a portion of a lease that has not been received as of March 31, 2018 for $34 which is expected to be received during 2018.

NOTE 5.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three months ended March 31, 2018 and 2017 was (34%) and 23%, respectively. Our effective tax rate for the year ended December 31, 2018 is expected to be 56% compared to (18%) for the year ended December 31, 2017.  The increase is due mainly to the effects of the tax reform changes that were enacted on December 22, 2017, and the increase in the effective tax rate expected in China.

The $52 of unrecognized tax benefits as of both March 31, 2018 and December 31, 2017, includes amounts which, if ultimately recognized, will reduce our annual effective tax rate. The amount has been netted against the applicable deferred tax asset as any adjustment would reduce the recorded asset.

The adoption of ASC 606 primarily resulted in an acceleration of revenue as of January 1, 2018, which in turn generated additional deferred tax liabilities of $305, that ultimately reduced the Company’s net deferred tax asset position. As the Company fully reserves its net deferred tax assets in the jurisdictions impacted by the adoption of ASC 606, this impact was offset by a corresponding reduction to the valuation allowance.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2028.

Rent expense for the three months ended March 31, 2018 and 2017 amounted to approximately $335 and $297 respectively.

Approximate future minimum lease payments under non-cancelable leases subsequent to March 31, 2018 are as follows (in thousands):

Years Ending
December 31,	Amount
2018	661
2019	882
2020	713
2021	566
2022	591
Thereafter	3,640
Total	$7,053

NOTE 7.  PLANT CLOSURE

On January 31, 2017 the Company closed its manufacturing operations in Augusta, Wisconsin. On March 31, 2017, the Company closed on the sale of the Augusta building and building improvements for $715. The Augusta building and building improvements had a net book value of $314, recognizing a gain on the sale, net of related expenses, of $354, and applied the net proceeds of $668 towards the outstanding real estate term note.

NOTE 8.  RELATED PARTY TRANSACTIONS

During 2016, the Company entered into a consulting arrangement with a company co-owned by Matt Mahmood, who became the Chief Operating Officer of the Company on May 20, 2017. For the three months ended March 31, 2018 and 2017, expenses were incurred in the amounts of $12, and $45 respectively.

On February 22, 2018, the Company entered into a Consulting Agreement with Crosscourt Group, LLC, a limited liability company owned and managed by William Murray, an independent director of the Company.  The term of the Consulting Agreement is three months.  Under the Consulting Agreement, Mr. Murray will receive $250 per hour for performing consulting services with a maximum daily fee of $2.  For the three months ended March 31, 2018, expenses were incurred in the amount of $36.

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

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	March 31,
	2018	2017
Net Sales	100.0%	100.0%
Cost of Goods Sold	88.5	89.1
Gross Profit	11.5	10.9

Selling Expenses	3.9	4.3
General and Administrative Expenses	8.0	7.5
Gain on Sale of Property and Equipment	0.0	(1.3)
Income (Loss) from Operations	(0.4)	0.4

Other Expenses	(0.7)	(0.5)
Loss Before Income Taxes	(1.1)	(0.1)

Income Tax Expense (Benefit)	0.4	0.0
Net Loss	(1.5)%	(0.1)%

Net Sales

Net sales were $26.4 million in the first quarter of 2018, as compared to $28.3 million in the first quarter of the prior year, a decrease of $1.9 million or 6.7%. Our 2018 amounts include $0.7 million of additional sales related to the change in the revenue recognition policy. Net sales results were varied by markets, the medical market decreased by $3.5 million or 25.5% with medical component products accounting for 50% of the decrease and medical devices the remaining 50%. The industrial market sector was up $0.2 million or 1.4% of sales in the first quarter of 2018 as compared to the same quarter of 2017. Net sales from the aerospace and defense markets increased by $1.5 million or 45.2% in the first quarter of 2018 as compared to the first quarter of 2017.

Net sales by our major EMS industry markets for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	As Reported		%
	2018	2017	Change
Aerospace and Defense	$4,866	$3,351	45.2
Medical	10,321	13,858	(25.5)
Industrial	11,260	11,109	1.4
Total Net Sales	$26,447	$28,318	(6.6)

Net sales by our major EMS industry markets for the three months ended March 31, 2018, to the pro-forma amounts for the same period had the previous guidance been in effect (in thousands):

	As Reported 2018	Pro forma as if the previous accounting guidance was in effect	% Change
Aerospace and Defense	$4,866	$4,679	4.0
Medical	10,321	10,108	2.1
Industrial	11,260	10,943	2.9
Total Net Sales	$26,447	$25,730	2.8

Net sales by timing of transfer of goods and services for the three months ended March 31, 2018 is as follows (in thousands):

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$4,623	$48	$195	$4,866
Medical	9,434	482	405	10,321
Industrial	9,992	843	425	11,260
Total Net sales	$24,049	$1,373	$1,025	$26,447

Backlog

Our 90-day shipment backlog as of March 31, 2018 was $21.9 million, a 12.9% increase from the beginning of the quarter and a 6.5% decrease as compared to the prior year. Backlog for our medical customers has increased 51.7% from the beginning of the quarter and decreased 19.8% compared to the prior year. The aerospace and defense backlog increased 5.1% from the beginning of the quarter and increased 26.6% from the prior year.   Our industrial customers’ backlog decreased 12.2% from the beginning of the quarter and decreased 3.4% from the prior year. Our backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be transferred within 180 days.

90-day shipment backlog by our major EMS industry markets are as follows (in thousands):

	Shipment Backlog as of the Quarter Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Aerospace and Defense	$5,220	$4,968	$4,122
Medical	9,556	6,302	11,917
Industrial	7,166	8,165	7,418
Total Backlog	$21,942	$19,435	$23,457

Our 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit

Gross profit as a percent of net sales for the three months ended March 31, 2018 and 2017, was 11.5% and 10.9%, respectively. The improvement in gross profit in the first quarter of 2018 was driven by product mix and cost improvements as we adjusted to current revenue levels. In addition, we recognized revenue of $1.0 million related to the noncash consideration recorded at zero margin as a result of implementing revenue recognition.

Selling Expense

Selling expenses for the three months ended March 31, 2018 and 2017 was $1.0 million or 3.9% of sales and $1.2 million or 4.3% of sales, respectively. The decrease in selling expenses for 2018 is due to budget reductions and lower sales incentives.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2018 and 2017, were $2.1 million or 8.0% of sales and $2.1 million or 7.5% of sales, respectively.

Gain from Sale of Property and Equipment

There was no sales of property and equipment recorded for the three months ended March 31, 2018. Net gain from sale of property and equipment for the quarter ended March 31, 2017 was $0.4 million from the sale of the Augusta building and building improvements (see Note 7).

Loss from Operations

First quarter 2018 loss from operations was $0.1 million compared to income of $0.1 million for the first quarter in 2017 after the $0.4 million gain from the sale of the Augusta building.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three months ended March 31, 2018 and 2017 was (34%) and 23%, respectively. The effective tax rate for the year ended December 31, 2018 is expected to be 56% compared to (18%) for the year ended December 31, 2017. The increase is due mainly to the effects of the tax reform changes that were enacted on December 22, 2017, and the increase in the effective tax rate expected in China.

Net Loss

Net loss for the three months ended March 31, 2018 was $0.4 million or ($0.14) per basic and diluted common share, compared to a net loss for the three months ended March 31, 2017 of $15,000 or ($0.01) per basic and diluted common share.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2018 was $0.5 million. The noncash addback of depreciation and amortization, along with an increase in accrued liabilities and a decrease in inventory and contract assets, has positively impacted cash flows, offset by an increase in accounts receivable.

Net cash used in investing activities of $0.3 million for the three months ended March 31, 2018, was the result of property and equipment purchases to support the business.

We have satisfied our liquidity needs over the past several years with cash flows generated from operations and a bank operating line of credit. We have a credit agreement with Bank of America (BofA) which was entered into on June 15, 2017 and amended on December 29, 2017 and provides for a line of credit arrangement of $16.0 million that expires on June 15, 2022. The credit arrangement also has a $5.0 million real estate term note outstanding with a maturity date of June 15, 2022.

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

On March 31, 2018, we had outstanding advances of $8.6 million under the line of credit and unused availability of $3.9 million supported by our borrowing base. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs. Our working capital was $20.7 million and $19.7 million as of March 31, 2018 and December 31, 2017, respectively.

The Bank of America credit agreement as amended provides for, among other things, a fixed charge coverage ratio of not less than (i) 1.0 to 1.0 for each period of four fiscal quarters, commencing with the period of four fiscal quarters ending December 31, 2018. In addition, the agreement requires that the Company comply with certain minimum levels of cumulative EBITDA for measurement periods during fiscal 2018, including cumulative EBITDA of $2.0 million for the twelve months ending December 31, 2018.

Cash conversion cycle:

	Three Months Ended
	March 31, 2018	March 31, 2017
Days in trade accounts receivable	58	54
Days in inventory	53	78
Days in accounts payable	(45)	(54)
Cash conversion cycle	66	78

Cash conversion cycle without adoption of ASU 2014-09	88	78

We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory and accounts payable as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate cash conversion cycle as the sum of days in receivable and inventory less days in accounts payable. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms and the timing of revenue recognition and inventory purchases within the period. Days in inventory for the three months ended March 31, 2018 decreased as compared to the three months ended March 31, 2017 primarily related to the adoption of ASU 2014-09 and the recognition of revenue over time rather than upon shipment of inventory.  The increase in days in accounts receivable related to increased payment terms requested by our customers and a decrease in days in accounts payable, as a result of the timing of payments.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017. There has been significant changes to our critical accounting policies since December 31, 2017, related to the implementation of the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), refer to Note 1 and Note 3. The adoption of the new revenue standard had a significant impact on our results of operations, cash flows, and financial position. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results could differ from these estimates.

Forward-Looking Statements

Those statements in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements generally will be accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “possible,” “potential,” “predict,” “project,” or other similar words that convey the uncertainty of future events or outcomes. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•                  Volatility in the marketplace which may affect market supply and demand for our products or currency exchange rates;

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

•                  Loss of a major customer;

•                  Increased or unanticipated costs related to compliance with securities and environmental regulation;

•                  General economic, financial and business conditions that could affect our financial condition and results of operations; and

•                  Disruption of global or local information management systems due to natural disaster or cyber-security incident.

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

Please refer to forward-looking statements and risks as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The adoption of the new revenue standard had a significant impact on our results of operations, cash flows, and financial position, requiring us to implement changes to our controls related to revenue (see Note 1). These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures. There was no other change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding the repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 - January 31, 2018	16,934	$3.74	16,934	$153,931
February 1 - February 28, 2018	17,493	$3.59	17,493	$89,684
March 1 - March 31, 2018	—	$—	—	$89,684
Total	34,427	$3.59	34,427	$89,684

As of March 31, 2018 we had a $250,000 share repurchase program with $89,684 remaining under this program.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: May 11, 2018	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Executive Officer and President
Nortech Systems Incorporated

Date: May 11, 2018	by	/s/ Constance M. Beck

Constance M. Beck
Vice President and Chief Financial Officer
Nortech Systems Incorporated