Form 10-Q
period 2018-06-30
NORTECH SYSTEMS INC
filed 2018-08-14
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares of $.01 par value common stock outstanding at August 9, 2018 was 2,684,051

PART

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017

Net Sales	$28,538	$30,134	$54,985	$58,452

Cost of Goods Sold	24,721	26,769	48,140	51,995

Gross Profit	3,817	3,365	6,845	6,457

Operating Expenses
Selling Expenses	1,037	1,327	2,075	2,532
General and Administrative Expenses	2,046	1,944	4,155	4,065
Gain on Sale of Property and Equipment	—	(1)	—	(355)
Total Operating Expenses	3,083	3,270	6,230	6,242

Income From Operations	734	95	615	215

Other Expense
Loss on Extinguishment of Debt	—	(175)	—	(175)
Interest Expense	(209)	(142)	(382)	(281)

Income (Loss) Before Income Taxes	525	(222)	233	(241)

Income Tax Expense (Benefit)	135	(206)	235	(211)

Net Income (Loss)	$390	$(16)	$(2)	$(30)

Net Income (Loss) Per Common Share - Basic and Diluted	$0.14	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,695,994	2,747,831	2,708,234	2,747,831

Other comprehensive income (loss)
Foreign currency translation	(126)	1	(54)	(3)
Comprehensive income (loss), net of tax	$264	$(15)	$(56)	$(33)

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30,	DECEMBER 31,
	2018	2017(1)
	(Unaudited)
ASSETS
Current Assets
Cash	$437	$473
Restricted Cash	234	306
Accounts Receivable, less allowances of $204 and $209	19,309	17,417
Inventories	13,969	18,527
Contract Assets	6,547	—
Prepaid Expenses and Other Current Assets	1,259	1,044
Total Current Assets	41,755	37,767

Property and Equipment, Net	10,110	10,176
Goodwill	2,375	2,375
Other Intangible Assets, Net	1,633	1,739
Other Non Current Assets	28	28
Total Assets	$55,901	$52,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$1,014	$1,003
Current Portion of Capital Lease Obligation	346	295
Accounts Payable	15,676	11,699
Accrued Payroll and Commissions	3,275	2,900
Other Accrued Liabilities	2,340	2,148
Total Current Liabilities	22,651	18,045

Long-Term Liabilities
Long Term Line of Credit	7,142	8,503
Long-Term Debt, Net	3,843	4,353
Long-Term Capital Lease Obligation, Net	1,105	1,222
Other Long-Term Liabilities	151	137
Total Long-Term Liabilities	12,241	14,215

Total Liabilities	34,892	32,260

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,686,328 and 2,739,250 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	15,619	15,760
Accumulated Other Comprehensive Loss	(155)	(101)
Retained Earnings	5,268	3,889
Total Shareholders’ Equity	21,009	19,825
Total Liabilities and Shareholders’ Equity	$55,901	$52,085

(1) The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2018	2017
Cash Flows From Operating Activities
Net Loss	$(2)	$(30)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation and Amortization	1,108	1,233
Compensation on Stock-Based Awards and Equity Appreciation Rights	45	10
Loss on Extinguishment of Debt	—	17
Change in Contingent Consideration	—	(87)
Change in Accounts Receivable Allowance	(5)	(739)
Change in Inventory Reserves	73	229
Gain on Disposal of Property and Equipment	—	(355)
Changes in Current Operating Items
Accounts Receivable	(1,886)	961
Inventories	(594)	(1,169)
Contract Assets	(88)	—
Prepaid Expenses and Other Current Assets	(130)	(143)
Accounts Payable	3,722	1,288
Accrued Payroll and Commissions	374	(16)
Other Accrued Liabilities	124	94
Net Cash Provided by Operating Activities	2,741	1,293
Cash Flows from Investing Activities
Proceeds from Sale of Property and Equipment	—	669
Purchase of Intangible Asset	(4)	(100)
Purchases of Property and Equipment	(557)	(359)
Net Cash (Used in) Provided by Investing Activities	(561)	210
Cash Flows from Financing Activities
Net Change in Line of Credit	(1,361)	(672)
Proceeds from Long-Term Debt	—	5,123
Principal Payments on Long-Term Debt	(545)	(5,234)
Principal Payments on Capital Leases	(150)	—
Loss on Extinguishment of Debt	—	(158)
Debt Issuance Costs	—	(268)
Share Repurchases	(186)	—
Net Cash Used in Financing Activities	(2,242)	(1,209)

Effect of Exchange Rate Changes on Cash	(46)	(25)

Net Change in Cash	(108)	269
Cash - Beginning of Period	779	268

Cash - Ending of Period	$671	$537

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets
Cash	$437	$191
Restricted Cash	234	346
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$671	$537

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$317	$263
Cash Refunded During the Period for Income Taxes	167	23

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	284	244
Equipment Acquired under Capital Lease	83	—

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

Revenue Recognition

Our revenue is comprised of product, engineering services and repair services.  All revenue is recognized when the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service to our customer either when (or as) our customer obtains control of the product or service, with the majority of our revenue being recognized over time including goods produced under contract manufacturing agreements and services revenue. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of our contracts have a single performance obligation. Revenue is recorded net of returns, allowances and customer discounts. Our net sales for services were less than 10% of our total sales for all periods presented, and accordingly, are included in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

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

Stock-Based Awards

Following is the status of all stock options as of June 30, 2018:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2018	187,750	$3.70
Granted	134,000	3.77
Exercised	—	—
Cancelled	—	—
Outstanding - June 30, 2018	321,750	$3.56	8.53	$18
Exercisable - June 30, 2018	87,750	$4.00	6.21	$3

The 2005 Plan has not been renewed, and therefore no further grants may be made under the 2005 Plan. In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. There were 114,000 and 134,000 stock options granted during the three and six months ended June 30, 2018, respectively.

Total compensation expense related to stock options for the three months ended June 30, 2018 and 2017 was $25 and $9, respectively and $45 and $9 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $315 of unrecognized compensation which will vest over the next 3.44 years.

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

During the three and six months ended June 30, 2018, no additional Units were granted. During the three and six months ended June 30, 2017, a total of 100,000 Units were granted.

Total compensation expense (income) related to the vested outstanding Units based on the estimated appreciation over their remaining terms was $0 and ($7) for the three months ended June 30, 2018 and 2017, respectively and $0 and $1 for the six months ended June 30, 2018 and 2017, respectively.

As of both June 30, 2018 and December 31, 2017, no amounts were accrued under this plan.

Net Income (Loss) per Common Share

For both the three months and six months ended June 30, 2018 and 2017 all stock options are deemed to be antidilutive and, therefore, were not included in the computation of loss per common share amount.

Share Repurchase Program

As of June 30, 2018, we have a $250 share repurchase program which was authorized by our Board of Directors in August 2017. Under this repurchase program, we repurchased 18,495 and 52,922 shares in the open market transactions totaling $61 and $186 for the three and six months ended June 30, 2018, respectively. As of June 30, 2018, we had $27 remaining under this authorization. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The June 30, 2018 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day. As of June 30, 2018, we had no outstanding letters of credit.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable have been reduced by an allowance for doubtful accounts of $204 at June 30, 2018 and $209 at December 31, 2017.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Raw Materials	$14,397	$13,870
Work in Process	307	3,112
Finished Goods	182	2,389
Reserves	(917)	(844)

Total	$13,969	$18,527

The primary decrease in work in process and finished goods inventory as of June 30, 2018 as compared to December 31, 2017 primarily relates to the adoption of ASU 2014-09 and the recognition of revenue over time rather than upon shipment of inventory. Refer to Note 3 for further information.

Other Intangible Assets

Other intangible assets at June 30, 2018 and December 31, 2017 are as follows (in thousands):

		June 30, 2018
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$434	$868
Trade Names	3	100	44	56
Intellectual Property	20	814	122	692
Patents	7	17	—	17
Totals		$2,233	$600	$1,633

		December 31, 2017
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$361	$941
Intellectual Property	3	100	28	72
Trade Names	20	814	102	712
Patents	7	14	—	14
Totals		$2,230	$491	$1,739

Amortization expense for the three and six months ended June 30, 2018 was $55 and $109, respectively. Amortization expense for the three and six months ended June 30, 2017 was $56 and $106, respectively. Estimated future annual amortization expense (not including projects in process) related to these assets is approximately as follows (in thousands):

Year	Amount
Remainder of 2018	$110
2019	219
2020	191
2021	185
2022	185
Thereafter	726
Total	$1,616

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. No events were identified during the six months ended June 30, 2018 that would require us to test for impairment. In testing goodwill for impairment we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary.

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment and intangible assets, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. No impairment expense was recorded during the three and six months ended June 30, 2018 and 2017, respectively.

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

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $671 in cash at June 30, 2018, approximately $436 was held at banks located in China. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three and six months ended June 30, 2018 and 2017. One division accounted for approximately 21% and 20% of net sales for the three and six months ended June 30, 2018, respectively, and approximately 25% for both the three and six months ended June 30, 2017. The other division accounted for approximately 1% and 1% of net sales for the three months and six ended June 30, 2018, respectively, and approximately 1% and 2% of net sales for the three and six months ended June 30, 2017, respectively. Together they accounted for approximately 22% and 21% of net sales for the three and six months ended June 30, 2018, respectively, and approximately 27% of both the three and six months ended June 30, 2017. Accounts receivable from the customer at June 30, 2018 and December 31, 2017 represented approximately 19% and 16% of our total accounts receivable, respectively.

Export sales represented approximately 21% and 17% of net sales for the three months ended June 30, 2018 and 2017, respectively.  Export sales represented 20% and 16% of net sales for the six months ended June 30, 2018 and 2017, respectively.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced.  If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 91% of our revenue for both the three and six months ended June 30, 2018. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

Accounting for contract manufacturing agreements involves the use of various techniques to estimate total revenue and costs. We estimate profit on these agreements as the difference between total estimated revenue and expected costs to complete the performance obligation within the terms of the agreement and recognize the respective profit as the goods are produced. The estimates to determine the profit earned on the performance obligation are based on anticipated selling prices and historical cost of goods sold and represent our best judgement at the time. Changes in judgements on these above estimates could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated profit.

On occasion our customers provide materials to be used in the manufacturing process and the fair value of the materials is included in revenue as noncash consideration at the point in time when the manufacturing process commences along with the same corresponding amount recorded as cost of goods sold. The inclusion of noncash consideration has no impact on overall profitability.

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the three and six months ended June 30, 2018 was as follows (in thousands):

Six Months Ended June 30, 2018
Outstanding at January 1, 2018	$6,459
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(5,648)
Product transferred over time	5,736
Outstanding at June 30, 2018	$6,547

We expect substantially all of the remaining performance obligations for the contract assets recorded as of June 30, 2018, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$4,001	$72	$196	$4,269
Medical	11,934	87	544	12,565
Industrial	10,023	1,206	475	11,704
Total net sales	$25,958	$1,365	$1,215	$28,538

	Six Months Ended June 30, 2018
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$8,717	$120	$393	$9,230
Medical	21,201	569	945	22,715
Industrial	20,089	2,049	902	23,040
Total net sales	$50,007	$2,738	$2,240	$54,985

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated statement of operations and comprehensive loss, balance sheet and cash flows, as of and for the three and six months ended June 30, 2018, to the pro-forma amounts had the previous guidance been in effect (in thousands):

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	As Reported	Pro forma as if the previous accounting guidance was in effect	As Reported	Pro forma as if the previous accounting guidance was in effect
Condensed Consolidated Statement of Operations
Net Sales	$28,538	$26,928	$54,985	$52,658
Cost of Goods Sold	24,721	23,106	48,140	45,836
Gross Profit	3,817	3,822	6,845	6,822

Income from Operations	734	739	615	592

Income Before Income Taxes	525	530	233	210

Income Tax Expense	135	135	235	235

Net Income (Loss)	$390	$395	$(2)	$(25)

Net Income (Loss) Per Common Share - Basic and Diluted	$0.14	$0.15	$—	$(0.01)

	As of June 30, 2018
	As Reported	Pro forma as if the previous accounting guidance was in effect
Condensed Consolidated Balance Sheet
Assets
Inventories	$13,969	$19,111
Contract Assets	$6,547	$—

Shareholders’ Equity
Retained Earnings	$5,268	$3,864

	Six Months Ended June 30, 2018
	As Reported	Pro forma as if the previous accounting guidance was in effect
Condensed Consolidated Statement of Cash Flows
Net Loss	$(2)	$(25)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Change in Current Operating Items
Inventories	(594)	658
Contract Asset	(88)	—

Net Cash Provided by Operating Activities	$2,741	$2,741

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

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 4.5% as of June 30, 2018. We had borrowings on our line of credit of $7,142 and $8,503 outstanding as of June 30, 2018 and December 31, 2017, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

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

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At June 30, 2018, we had unused availability under our line of credit of $6,315, supported by our borrowing base. The line is secured by substantially all of our assets.

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

Long-term debt at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Real estate term notes bearing interest at one-month LIBOR + 2.25% (4.3% as of June 30, 2018) maturing June 15, 2022 with monthly payments of approximately $41 plus interest secured by substantially all assets.	$4,502	$4,751

Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	265	394

Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	345	512
	5,112	5,657

Discount on Devicix Notes Payable	(43)	(63)
Debt issuance Costs	(212)	(238)

Total long-term debt	4,857	5,356
Current maturities of long-term debt	(1,014)	(1,003)
Long-term debt - net of current maturities	$3,843	$4,353

The Company has lease financing facilities for property and equipment. The obligations are collateralized by the property underlying lease. Total cost of the leased equipment was $1,607 at June 30, 2018 and $1,524 at December 31, 2017.

Current maturities of capital leases were $346 at June 30, 2018 and $295 at December 31, 2017.

Interest expense related to the leased assets was $26 and $0 for the three months ended June 30, 2018 and 2017, respectively and $52 and $0 for the six months ended June 30, 2018 and 2017, respectively. Depreciation expense related to the leased assets was $41 and $0 for the three months ended June 30, 2018 and 2017, respectively and $81 and $0 for the six months ended June 30, 2018 and 2017, respectively.

Approximate future minimum lease payments under non-cancelable capital leases subsequent to June 30, 2018 are as follows (in thousands):

Year	Amount
Remainder of 2018	$180
2019	337
2020	356
2021	376
2022	218
Thereafter	1
Total noncancelable future lease commitments	$1,468
Less: interest	173
Present value of obligations under capital leases	$1,641

The above table includes the future minimum lease payments related to a portion of a lease that has not been received as of June 30, 2018 for $17 which is expected to be received during 2018.

NOTE 5.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and six months ended June 30, 2018 was 26% and 101%, respectively. Our effective tax rate for the three and six months ended June 30, 2017 was (93%) and (87%), respectively. Our effective tax rate for the year ended December 31, 2018 is expected to be 65% compared to (18%) for the year ended December 31, 2017. The increase is due mainly to the effects of the tax reform changes that were enacted on December 22, 2017, and the increase in the effective tax rate expected in China.

There was no unrecognized tax benefit as of June 30, 2018 and the $52 of unrecognized tax benefits as of December 31, 2017, included amounts which, if ultimately recognized, will reduce our annual effective tax rate. The amount has been netted against the applicable deferred tax asset as any adjustment would reduce the recorded asset.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2028.

Rent expense for the three months ended June 30, 2018 and 2017 amounted to approximately $319 and $332 respectively and $654 and $649 for the six months ended June 2018 and 2017, respectively.

Approximate future minimum lease payments under non-cancelable leases subsequent to June 30, 2018 are as follows (in thousands):

Years Ending
December 31,	Amount
2018	434
2019	882
2020	713
2021	566
2022	591
Thereafter	3,640
Total	$6,826

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

NOTE 8.  RELATED PARTY TRANSACTIONS

During 2016, the Company entered into a consulting arrangement with a company co-owned by Matt Mahmood, who became the Chief Operating Officer of the Company on May 20, 2017. For the three months ended June 30, 2018 and 2017, expenses were incurred in the amounts of $17, and $30 respectively and $29 and $75 for the six months ended June 30, 2018 and 2017, respectively.

On February 22, 2018, the Company entered into a Consulting Agreement with Crosscourt Group, LLC, a limited liability company owned and managed by William Murray, formerly an independent director of the Company. Mr. Murray resigned from this position in May 2018. The term of the Consulting Agreement is three months.  Under the Consulting Agreement, services performed are limited to a maximum daily fee of $2. For the three and six months ended June 30, 2018, expenses were incurred in the amount of $32 and $68, respectively.

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

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	86.6	88.8	87.6	89.0
Gross Profit	13.4	11.2	12.4	11.0

Selling Expenses	3.6	4.4	3.8	4.3
General and Administrative Expenses	7.2	6.5	7.6	7.0
Gain on Sale of Property and Equipment	0.0	0.0	0.0	(0.6)
Income from Operations	2.6	0.3	1.0	0.3

Other Expenses	(0.7)	(1.0)	(0.7)	(0.8)
Income (Loss) Before Income Taxes	1.9	(0.7)	0.3	(0.5)

Income Tax Expense (Benefit)	0.5	(0.7)	0.4	(0.4)
Net Income (Loss)	1.4%	0.0%	(0.1)%	(0.1)%

Net Sales

Net sales were $28.5 million in the second quarter of 2018, as compared to $30.1 million in the second quarter of the prior year, a decrease of $1.6 million or 5.3%. Our 2018 amounts include $1.6 million of additional sales related to the change in the revenue recognition policy. Net sales results were varied by markets, the medical market decreased by $1.8 million or 12.7% with medical component products accounting for 21% of the decrease and medical devices the remaining 79%. The industrial market decreased by $0.1 million or 1.2% of sales in the second quarter of 2018 as compared to the same quarter of 2017. Net sales from the aerospace and defense markets increased by $0.4 million or 9.8% in the second quarter of 2018 as compared to the second quarter of 2017.

Net sales were $55.0 million in the six months ended 2018, as compared to $58.5 million in the prior year, a decrease of $3.5 million or 5.9%. Our 2018 amounts include $2.3 million of additional sales related to the change in the revenue recognition policy. Net sales results were varied by markets, the medical market decreased by $5.5 million or 19.6% with medical component products accounting for 42% of the decrease and medical devices the remaining 58%. The industrial market increased by $0.1 million or 0.4% of sales for the six months ended 2018 as compared to the same period of 2017. Net sales from the aerospace and defense markets increased by $2.0 million or 27.5% for the six months ended 2018 as compared to the same period of 2017.

Net sales by our major EMS industry markets for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	2018	2017	%	2018	2017	%
	$	$	Change	$	$	Change
Aerospace and Defense	4,269	3,887	9.8	9,230	7,238	27.5
Medical	12,565	14,397	(12.7)	22,715	28,255	(19.6)
Industrial	11,704	11,850	(1.2)	23,040	22,959	0.4
Total Net Sales	28,538	30,134	(5.3)	54,985	58,452	(5.9)

Net sales by our major EMS industry markets for the three and six months ended June 30, 2018, to the pro-forma amounts for the same period had the previous guidance been in effect (in thousands):

	Three Months Ended			Six Months Ended
	As Reported 2018	Pro forma as if the previous accounting guidance was in effect	% Change	As Reported 2018	Pro forma as if the previous accounting guidance was in effect	% Change
Aerospace and Defense	$4,269	$4,189	1.9	$9,230	$8,868	4.1
Medical	12,565	11,523	9.0	22,715	21,631	5.0
Industrial	11,704	11,216	4.4	23,040	22,159	4.0
Total Net Sales	$28,538	$26,928	6.0	$54,985	$52,658	4.4

Net sales by timing of transfer of goods and services for the three and six months ended June 30, 2018 is as follows (in thousands):

	Three Months Ended June 30, 2018
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$4,001	$72	$196	$4,269
Medical	11,934	87	544	12,565
Industrial	10,023	1,206	475	11,704
Total net sales	$25,958	$1,365	$1,215	$28,538

	Six Months Ended June 30, 2018
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$8,717	$120	$393	$9,230
Medical	21,201	569	945	22,715
Industrial	20,089	2,049	902	23,040
Total net sales	$50,007	$2,738	$2,240	$54,985

Backlog

Our 90-day shipment backlog as of June 30, 2018 was $24 million, a 8.9% increase from the beginning of the quarter and a 9% increase as compared to the prior year. Backlog for our medical customers has increased 12.8% from the beginning of the quarter and remained flat compared to the prior year. The aerospace and defense backlog increased 6.7% from the beginning of the quarter and increased 30.9% from the prior year.   Our industrial customers’ backlog increased 5.4% from the beginning of the quarter and increased 9.5% from the prior year. Our backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be transferred within 180 days.

90-day shipment backlog by our major EMS industry markets are as follows (in thousands):

	Shipment Backlog as of the Quarter Ended
	June 30,	March 31,	June 30,
	2018	2018	2017
Aerospace and Defense	$5,568	$5,220	$4,252
Medical	10,776	9,556	10,762
Industrial	7,552	7,166	6,900
Total Backlog	$23,896	$21,942	$21,914

Our 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit

Gross profit as a percent of net sales for the three months ended June 30, 2018 and 2017, was 13.4% and 11.2%, respectively. The improvement in gross profit in the second quarter of 2018 was driven by customer and product mix, operational efficiencies and cost improvements as we adjusted to current revenue levels. In addition, we recognized revenue of $1.2 million related to the noncash consideration recorded at zero margin as a result of implementing revenue recognition.

Gross profit as a percentage of sales for the six months ended June 30, 2018 and 2017 was 12.4% and 11.0% respectively. The year to date improvement in gross profit was driven by customer and product mix, operational efficiencies and cost improvements as we adjusted to current revenue levels. In addition, we recognized revenue of $2.2 million related to the noncash consideration recorded at zero margin as a result of implementing revenue recognition.

Selling Expense

Selling expenses for the three months ended June 30, 2018 and 2017 was $1 million or 3.6% of sales and $1.3 million or 4.4% of sales, respectively. Selling expense for the six months ended June 30, 2018 and 2017 was

$2.1 million or 3.8% of sales and $2.5 million or 4.3% of sales, respectively. The decrease in both the three and six month periods is due to timing of events and volume dependent expenses.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2018 and 2017, were $2.0 million or 7.2% of sales and $1.9 million or 6.5% of sales, respectively. General and administrative expenses for the six months ended June 30, 2018 and 2017, were $4.2 million or 7.6% of sales and $4.1 million or 7.0% of sales, respectively. The year over year comparison is consistent due to our adjustment of spending based on customer demands.

Gain from Sale of Property and Equipment

There was no sales of property and equipment recorded for the three and six months ended June 30, 2018. Net gain from sale of property and equipment for the six months ended June 30, 2017 was $0.4 million from the sale of the Augusta building and building improvements (see Note 7).

Income from Operations

Second quarter 2018 income from operations was $0.7 million compared to income of $0.1 million for the second quarter in 2017. The increase in income from operations for the period was due to the gross profit improvement and operational efficiencies and spending control.

Income from operations for the first six months in 2018 was $0.6 million as compared to $0.2 million for the same comparable period in 2017.  The increase in income from operations for the period was due to the gross profit improvement and cost containment activities.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and six months ended June 30, 2018 was 26% and 101%, respectively. Our effective tax rate for the three and six months ended June 30, 2017 was (93%) and (87%), respectively. Our effective tax rate for the year ended December 31, 2018 is expected to be 65% compared to (18%) for the year ended December 31, 2017. The increase is due mainly to the effects of the tax reform changes that were enacted on December 22, 2017, and the increase in the effective tax rate expected in China.

Net Income (Loss)

Net income for the three months ended June 30, 2018 was $0.4 million or $0.14 per basic and diluted common share, compared to a net loss for the three months June 30, 2017 of $16,000 or ($0.01) per basic and diluted common share. Net loss for the six months ended June 30, 2018 was ($2,000) or ($0.00) loss per basic and diluted common share compared to net loss for the six months ended June 30, 2017 of ($30,000) or ($0.01) loss per basic and diluted common share. The net loss for the three and six months ended June 30, 2017 was due to approximately $0.2 million for debt extinguishment costs. Excluding this item, we would have had net income for the three and six months ended June 30, 2017 of approximately $0.2 million and $0.1 million, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2018 was $2.7 million. The noncash addback of depreciation and amortization, along with an increase in accounts payable, has positively impacted cash flows, offset by an increase in accounts receivable.

Net cash used in investing activities of $0.6 million for the six months ended June 30, 2018, was the result of property and equipment purchases to support the business.

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

On June 30, 2018, we had outstanding advances of $7.1 million under the line of credit and unused availability of $6.3 million supported by our borrowing base compared to December 31, 2017 outstanding advances of $8.5 million and unused availability of $4.2 million. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs. Our working capital was $19.1 million and $19.7 million as of June 30, 2018 and December 31, 2017, respectively.

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

Cash conversion cycle:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Days in trade accounts receivable	57	54	58	52
Days in inventory	50	74	44	76
Days in accounts payable	(47)	(53)	(46)	(52)
Cash conversion cycle	60	75	56	76

Cash conversion cycle without adoption of ASU 2014-09	83	75	69	76

We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory and accounts payable as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate cash conversion cycle as the sum of days in receivable and inventory less days in accounts payable. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, timing of cash collections and cash payments, changes in payment terms and the timing of revenue recognition and inventory purchases within the period. Days in inventory for the three months and six months ended June 30, 2018 decreased as compared to the three and six months ended June 30, 2017 primarily related to the adoption of ASU 2014-09 and the recognition of revenue over time rather than upon shipment of inventory.  The increase in days in accounts receivable related to increased payment terms requested by our customers and a decrease in days in accounts payable, as a result of the timing of payments.

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

ITEM 1A. RISK FACTORS

We are affected by the risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended under the heading “Part I — Item 1A.Risk Factors.” Other than as noted below, there have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

We may experience difficulties implementing our new global enterprise resource planning system.

We are engaged in an implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP implementation has and will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise. In addition, our efforts to adjust and centralize various business processes and functions within our organization in connection with our ERP implementation may disrupt our operations and negatively impact our business, results of operations and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding the repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 - April 30, 2018	—	$—	—	$89,684
May 1 - May 31, 2018	17,832	$3.28	17,832	$29,452
June 1 - June 30, 2018	663	$3.19	663	$27,271
Total	18,495	$3.28	18,495	$27,271

As of June 30, 2018 we had a $250,000 share repurchase program with $27,271 remaining under this program.

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: August 14, 2018	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Executive Officer and President
Nortech Systems Incorporated

Date: August 14, 2018	by	/s/ Constance M. Beck

Constance M. Beck
Vice President and Chief Financial Officer
Nortech Systems Incorporated