Form 10-Q
period 2018-09-30
NORTECH SYSTEMS INC
filed 2018-11-14
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices: 7550 Meridian Circle N., Suite # 150, Maple Grove, MN 55369

Telephone number: (952) 345-2244

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of $.01 par value common stock outstanding at November 13, 2018 was 2,673,435

PART 1.

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017

Net Sales	$29,558	$28,310	$84,543	$86,762

Cost of Goods Sold	26,171	24,794	74,311	76,789

Gross Profit	3,387	3,516	10,232	9,973

Operating Expenses
Selling Expenses	717	1,144	2,792	3,676
General and Administrative Expenses	2,021	2,088	6,177	6,152
Gain on Sale of Property and Equipment	—	—	—	(355)
Total Operating Expenses	2,738	3,232	8,969	9,473

Income From Operations	649	284	1,263	500

Other Expense
Loss on Extinguishment of Debt	—	—	—	(175)
Interest Expense	(170)	(172)	(551)	(453)

Income (Loss) Before Income Taxes	479	112	712	(128)

Income Tax Expense (Benefit)	115	69	350	(141)

Net Income	$364	$43	$362	$13

Net Income Per Common Share:

Basic (in dollars per share)	$0.14	$0.02	$0.13	$0.00
Weighted Average Number of Common Shares Outstanding - Basic (in shares)	2,680,684	2,747,168	2,698,950	2,747,608

Diluted (in dollars per share)	$0.14	$0.02	$0.13	$0.00
Weighted Average Number of Common Shares Outstanding - Diluted (in shares)	2,682,901	2,748,533	2,702,503	2,748,973

Other comprehensive income (loss)
Foreign currency translation	(83)	—	(137)	(3)
Comprehensive income, net of tax	$281	$43	$225	$10

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30,	DECEMBER 31,
	2018	2017(1)
	(Unaudited)
ASSETS
Current Assets
Cash	$397	$473
Restricted Cash	236	306
Accounts Receivable, less allowances of $204 and $209	18,979	17,417
Inventories	15,236	18,527
Contract Assets	7,076	—
Prepaid Expenses and Other Current Assets	1,380	1,044
Total Current Assets	43,304	37,767

Property and Equipment, Net	10,097	10,176
Goodwill	2,375	2,375
Other Intangible Assets, Net	1,578	1,739
Other Non Current Assets	27	28
Total Assets	$57,381	$52,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$871	$1,003
Current Portion of Capital Lease Obligation	350	295
Accounts Payable	16,887	11,699
Accrued Payroll and Commissions	2,526	2,900
Other Accrued Liabilities	2,475	2,148
Total Current Liabilities	23,109	18,045

Long-Term Liabilities
Long-Term Line of Credit	8,058	8,503
Long-Term Debt, Net	3,735	4,353
Long-Term Capital Lease Obligation, Net	1,037	1,222
Other Long-Term Liabilities	159	137
Total Long-Term Liabilities	12,989	14,215

Total Liabilities	36,098	32,260

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized:
250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized:
2,675,411 and 2,739,250 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	15,612	15,760
Accumulated Other Comprehensive Loss	(238)	(101)
Retained Earnings	5,632	3,889
Total Shareholders’ Equity	21,283	19,825
Total Liabilities and Shareholders’ Equity	$57,381	$52,085

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

437(1) The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2018	2017
Cash Flows From Operating Activities
Net Income	$362	$13
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and Amortization	1,655	1,873
Compensation on Stock-Based Awards and Equity Appreciation Rights	80	22
Loss on Extinguishment of Debt	—	17
Deferred Taxes	1	15
Change in Contingent Consideration	—	(300)
Change in Accounts Receivable Allowance	(5)	(720)
Change in Inventory Reserves	118	272
Gain on Disposal of Property and Equipment	—	(355)
Changes in Current Operating Items
Accounts Receivable	(1,619)	(272)
Inventories	(1,959)	(686)
Contract Assets	(617)	—
Prepaid Expenses and Other Current Assets	(278)	(115)
Accounts Payable	4,913	824
Accrued Payroll and Commissions	(374)	(882)
Other Accrued Liabilities	287	909
Net Cash Provided by Operating Activities	2,564	615
Cash Flows from Investing Activities
Proceeds from Sale of Property and Equipment	17	669
Purchase of Intangible Asset	(3)	(100)
Purchases of Property and Equipment	(999)	(574)
Net Cash Used in Investing Activities	(985)	(5)
Cash Flows from Financing Activities
Net Change in Line of Credit	(445)	1,166
Proceeds from Long-Term Debt	—	5,123
Principal Payments on Long-Term Debt	(819)	(5,623)
Principal Payments on Capital Leases	(231)	—
Loss on Extinguishment of Debt	—	(158)
Debt Issuance Costs	—	(268)
Share Repurchases	(229)	(16)
Net Cash (Used in) Provided by Financing Activities	(1,724)	224

Effect of Exchange Rate Changes on Cash	(1)	(29)

Net Change in Cash	(146)	805
Cash - Beginning of Period	779	268

Cash - Ending of Period	$633	$1,073

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets
Cash	$397	$531
Restricted Cash	236	542
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$633	$1,073

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$507	$383
Cash Paid (Refunded) During the Period for Income Taxes	167	(22)

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	304	193
Equipment Acquired under Capital Lease	100	972

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

Revenue Recognition

Our revenue is comprised of product, engineering services and repair services.  All revenue is recognized when the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service to our customer either when (or as) our customer obtains control of the product or service, with the majority of our revenue being recognized over time including goods produced under contract manufacturing agreements and services revenue. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of our contracts have a single performance obligation. Revenue is recorded net of returns, allowances and customer discounts. Our net sales for services were less than 10% of our total sales for all periods presented, and accordingly, are included in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the provisions of ASU 2014-09 using the modified retrospective approach with application to contracts that were not completed as of January 1, 2018. The adoption of ASU 2014-09 had a significant impact to the Company’s results of operations, cash flow and financial position, and as a result we now recognize the majority of our revenue over time rather than upon shipment resulting in an adjustment to retained earnings of $1,381 on January 1, 2018. The Company has presented the disclosures required by this new standard, refer to Note 3.

Stock-Based Awards

Following is the status of all stock options as of September 30, 2018:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2018	187,750	$3.70
Granted	134,000	3.36
Exercised	—	—
Cancelled	(3,000)	3.29
Outstanding - September 30, 2018	318,750	$3.62	8.27	$210
Exercisable - September 30, 2018	87,750	$4.00	5.97	$54

The 2005 Plan has not been renewed, and therefore no further grants may be made under the 2005 Plan. In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. There were no stock options granted during the three months ended September 30, 2018. There were 134,000 stock options granted during the nine months ended September 30, 2018.

Total compensation expense related to stock options for the three months ended September 30, 2018 and 2017 was $35 and $17, respectively and $80 and $26 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $275 of unrecognized compensation which will vest over the next 3.28 years.

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

During the three and nine months ended September 30, 2018, no additional Units were granted. There were no Units granted during the three months ended September 30, 2017. During the nine months ended September 30, 2017, a total of 100,000 Units were granted.

Total compensation expense (income) related to the vested outstanding Units based on the estimated appreciation over their remaining terms was $0 and ($4) for the three months ended September 30, 2018 and 2017, respectively and $0 and ($4) for the nine months ended September 30, 2018 and 2017, respectively.

As of both September 30, 2018 and December 31, 2017, no amounts were accrued under this plan.

Net Income per Common Share

For both the three months and nine months ended September 30, 2018 and 2017 all stock options are deemed to be antidilutive and, therefore, were not included in the computation of loss per common share amount.

Share Repurchase Program

As of September 30, 2018, we had a $250 share repurchase program which was authorized by our Board of Directors in August 2017 and expired in July 2018 with no authorized repurchases remaining under this program. Under this repurchase program, we repurchased 2,277 and 55,199 shares in the open market transactions totaling $8 and $200 for the three and nine months ended September 30, 2018, respectively and 4,824 shares in open market transactions totaling $16,909 for the three and nine months ended September 30, 2017.

In August 2018, the Board of Directors approved an additional $250 share repurchase program. Under this repurchase program, we repurchased 8,640 shares in the open market transactions totaling $35 for the three and nine months ended September 30, 2018. As of September 30, 2018, we had $215 remaining under this authorization. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The September 30, 2018 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day. As of September 30, 2018, we had no outstanding letters of credit.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable have been reduced by an allowance for doubtful accounts of $204 at September 30, 2018 and $209 at December 31, 2017.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Raw Materials	$15,595	$13,870
Work in Process	437	3,112
Finished Goods	166	2,389
Reserves	(962)	(844)

Total	$15,236	$18,527

The primary decrease in work in process and finished goods inventory as of September 30, 2018 as compared to December 31, 2017 primarily relates to the adoption of ASU 2014-09 and the recognition of revenue over time rather than upon shipment of inventory. Refer to Note 3 for further information.

Other Intangible Assets

Other intangible assets at September 30, 2018 and December 31, 2017 are as follows (in thousands):

		September 30, 2018
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$470	$832
Trade Names	3	100	53	47
Intellectual Property	20	814	132	682
Patents	7	17	—	17
Totals		$2,233	$655	$1,578

		December 31, 2017
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$361	$941
Intellectual Property	3	100	28	72
Trade Names	20	814	102	712
Patents	7	14	—	14
Totals		$2,230	$491	$1,739

Amortization expense for the three and nine months ended September 30, 2018 was $55 and $164, respectively. Amortization expense for the three and nine months ended September 30, 2017 was $76 and $182, respectively.

Estimated future annual amortization expense (not including projects in process) related to these assets is approximately as follows (in thousands):

Year	Amount
Remainder of 2018	$164
2019	208
2020	185
2021	185
2022	185
Thereafter	634
Total	$1,561

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. No events were identified during the nine months ended September 30, 2018 that would require us to test for impairment. In testing goodwill for impairment we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary.

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment and intangible assets, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. No impairment expense was recorded during the three and nine months ended September 30, 2018 and 2017, respectively.

Recently Issued and Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases” to improve financial reporting about leasing transactions. This guidance will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued new guidance which includes an option to not restate comparative periods in transition. This guidance is effective for the Company’s annual and quarterly periods beginning January 1, 2019. The Company is in the process of evaluating the impact that the adoption of this standard will have on its consolidated financial statements and is currently assessing its leases. The Company expects that the adoption of this guidance will result in a material increase in the assets and liabilities recorded on its consolidated balance sheets and additional qualitative and quantitative disclosures. The Company expects to use the effective date of this standard as the date of initial application, with no retrospective adjustments to prior comparative periods.

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

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $397 in cash at September 30, 2018, approximately $395 was held at banks located in China. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three and nine months ended September 30, 2018 and 2017. One division accounted for approximately 20% of net sales for both the three and nine months ended September 30, 2018, and approximately 23% and 20% for the three and nine months ended September 30, 2017, respectively. The other division accounted for approximately 1% of net sales for both the three months and nine ended September 30, 2018, respectively, and approximately 1% and 2% of net sales for the three and nine months ended September 30, 2017, respectively. Together they accounted for approximately 21% of net sales for both the three and nine months ended September 30, 2018, respectively, and approximately 24% and 26% for the three and nine months ended September 30, 2017. Accounts receivable from the customer at September 30, 2018 and December 31, 2017 represented approximately 21% and 16% of our total accounts receivable, respectively.

Export sales represented approximately 20% and 18% of net sales for the three months ended September 30, 2018 and 2017, respectively.  Export sales represented 19% and 16% of net sales for the nine months ended September 30, 2018 and 2017, respectively.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced.  If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 91% of our revenue for both the three and nine months ended September 30, 2018. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheets, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the nine months ended September 30, 2018 was as follows (in thousands):

Nine Months Ended September 30, 2018
Outstanding at January 1, 2018	$6,459
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(5,727)
Product transferred over time	6,344
Outstanding at September 30, 2018	$7,076

We expect substantially all of the remaining performance obligations for the contract assets recorded as of September 30, 2018, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$3,931	$50	$203	$4,184
Medical	13,461	151	668	14,280
Industrial	9,486	1,116	492	11,094
Total net sales	$26,878	$1,317	$1,363	$29,558

	Nine Months Ended September 30, 2018
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$12,675	$170	$599	$13,444
Medical	34,513	720	1,605	36,838
Industrial	29,698	3,165	1,398	34,261
Total net sales	$76,886	$4,055	$3,602	$84,543

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated statement of operations and comprehensive income, balance sheets and cash flows, as of and for the three and nine months ended September 30, 2018, to the pro-forma amounts had the previous guidance been in effect (in thousands):

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	As Reported	Pro forma as if the previous accounting guidance was in effect	As Reported	Pro forma as if the previous accounting guidance was in effect
Condensed Consolidated Statement of Operations
Net Sales	$29,558	$27,665	$84,543	$80,323
Cost of Goods Sold	26,171	24,454	74,311	70,291
Gross Profit	3,387	3,211	10,232	10,032

Income from Operations	649	472	1,263	1,063

Income Before Income Taxes	479	303	712	512

Income Tax Expense	115	115	350	350

Net Income	$364	$188	$362	$162

Net Income Per Common Share - Diluted	$0.14	$0.07	$0.13	$0.06

	As of September 30, 2018
	As Reported	Pro forma as if the previous accounting guidance was in effect
Condensed Consolidated Balance Sheet
Assets
Inventories	$15,236	$20,732
Contract Assets	$7,076	$—

Shareholders’ Equity
Retained Earnings	$5,632	$4,051

	Nine Months Ended September 30, 2018
	As Reported	Pro forma as if the previous accounting guidance was in effect
Condensed Consolidated Statement of Cash Flows
Net Income	$362	$162
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Change in Current Operating Items
Inventories	(1,959)	(2,376)
Contract Asset	(617)	—

Net Cash Provided by Operating Activities	$2,564	$2,564

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

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 4.3% as of September 30, 2018. We had borrowings on our line of credit of $8,058 and $8,503 outstanding as of September 30, 2018 and December 31, 2017, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

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

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At September 30, 2018, we had unused availability under our line of credit of $4,797, supported by our borrowing base. The line is secured by substantially all of our assets.

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

Long-term debt at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Real estate term notes bearing interest at one-month LIBOR + 2.25% (4.5% as of September 30, 2018) maturing June 15, 2022 with monthly payments of approximately $41 plus interest secured by substantially all assets.	$4,377	$4,751

Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	200	394

Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	260	512
	4,837	5,657

Discount on Devicix Notes Payable	(33)	(63)
Debt issuance Costs	(198)	(238)

Total long-term debt	4,606	5,356
Current maturities of long-term debt	(871)	(1,003)
Long-term debt - net of current maturities	$3,735	$4,353

The Company has lease financing facilities for property and equipment. The obligations are collateralized by the property underlying the lease. Total cost of the leased equipment was $1,624 at September 30, 2018 and $1,524 at December 31, 2017.

Current maturities of capital leases were $350 at September 30, 2018 and $295 at December 31, 2017.

Interest expense related to the leased assets was $19 and $0 for the three months ended September 30, 2018 and 2017, respectively and $70 and $0 for the nine months ended September 30, 2018 and 2017, respectively. Depreciation expense related to the leased assets was $41 and $0 for the three months ended September 30, 2018 and 2017, respectively and $122 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

Approximate future minimum lease payments under non-cancelable capital leases subsequent to September 30, 2018 are as follows (in thousands):

Year	Amount
Remainder of 2018	$121
2019	398
2020	398
2021	398
2022	223
Thereafter	2
Total noncancelable future lease commitments	$1,540
Less: interest	(153)
Present value of obligations under capital leases	$1,387

NOTE 5.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and nine months ended September 30, 2018 was 24% and 49%, respectively. Our effective tax rate for the three and nine months ended September 30, 2017 was 61.5% and 110.2%, respectively. Our effective tax rate for the year ended December 31, 2018 is expected to be 51% compared to (18%) for the year ended December 31, 2017. The increase is due mainly to the effects of the tax reform changes that were enacted on December 22, 2017, and the increase in the effective tax rate expected in China.

There was no unrecognized tax benefit as of September 30, 2018 and the $52 of unrecognized tax benefits as of December 31, 2017, included amounts which, if ultimately recognized, will reduce our annual effective tax rate. The amount has been netted against the applicable deferred tax asset as any adjustment would reduce the recorded asset.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2028.

Rent expense for the three months ended September 30, 2018 and 2017 amounted to approximately $297 and $299 respectively and $951 and $948 for the nine months ended September 2018 and 2017, respectively.

Approximate future minimum lease payments under non-cancelable leases subsequent to September 30, 2018 are as follows (in thousands):

Years Ending
December 31,	Amount
2018	$208
2019	935
2020	768
2021	622
2022	676
Thereafter	4,118
Total	$7,327

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

NOTE 8.  RELATED PARTY TRANSACTIONS

During 2016, the Company entered into a consulting arrangement with a company co-owned by Matt Mahmood, who became the Chief Operating Officer of the Company on May 20, 2017 and as noted below resigned from the Company on October 5, 2018. For the three months ended September 30, 2018 and 2017, expenses were incurred in the amounts of $25, and $22 respectively and $54 and $97 for the nine months ended September 30, 2018 and 2017, respectively.

On February 22, 2018, the Company entered into a Consulting Agreement with Crosscourt Group, LLC, a limited liability company owned and managed by William Murray, formerly an independent director of the Company. Mr. Murray resigned from this position in May 2018. The term of the Consulting Agreement was three months and ended in the second quarter of 2018. For the three and nine months ended September 30, 2018, expenses were incurred in the amount of $0 and $68, respectively.

NOTE 9.  SUBSEQUENT EVENT

Effective October 5, 2018, Matt Mahmood resigned as the Company’s Chief Operating Officer.  The Company will pay severance benefits per his employment and separation agreements of $235 over the next 12 months, which will be fully expensed in the fourth quarter of 2018.

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

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	88.5	87.6	87.9	88.5
Gross Profit	11.5	12.4	12.1	11.5

Selling Expenses	2.4	4.0	3.3	4.2
General and Administrative Expenses	6.8	7.4	7.3	7.1
Gain on Sale of Property and Equipment	0.0	0.0	0.0	(0.4)
Income from Operations	2.3	1.0	1.5	0.6

Other Expenses	(0.7)	(0.6)	(0.7)	(0.7)
Income (Loss) Before Income Taxes	1.6	0.4	0.8	(0.1)

Income Tax Expense (Benefit)	0.4	0.2	0.4	(0.2)
Net Income	1.2%	0.2%	0.4%	0.1%

Net Sales

Net sales were $29.6 million in the third quarter of 2018, an increase of $1.2 million or 4.4% as compared to the third quarter of the prior year. Our 2018 third quarter amount includes $1.9 million of additional sales related to the change in the revenue recognition policy. Net sales results were varied by markets. The medical market increased by $1.5 million or 12.0% with medical component products accounting for 86% of the increase and medical devices the remaining 14%. The industrial market decreased by $0.4 million or 3.8% of sales in the third quarter of 2018 as compared to the same quarter of 2017. Net sales from the aerospace and defense markets increased by $0.2 million or 3.9% in the third quarter of 2018 as compared to the third quarter of 2017.

Net sales were $84.5 million in the nine months ended 2018, a decrease of $2.2 million as compared to the prior year comparable period. Our 2018 amounts include $4.2 million of additional sales related to the change in the revenue recognition policy. Net sales results were varied by markets. The medical market decreased by $4.2 million or 10.2% with medical component products accounting for 28% of the decrease and medical devices the remaining 72%. The industrial market decreased by $0.2 million or 0.7% of sales for the nine months ended 2018 as compared to the same period of 2017. Net sales from the aerospace and defense markets increased by $2.2 million or 19.4% for the nine months ended 2018 as compared to the same period of 2017.

Net sales by our major EMS industry markets for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	2018	2017	%	2018	2017	%
	$	$	Change	$	$	Change
Aerospace and Defense	4,184	4,027	3.9	13,444	11,264	19.4
Medical	14,280	12,753	12.0	36,838	41,009	(10.2)
Industrial	11,094	11,530	(3.8)	34,261	34,489	(0.7)
Total Net Sales	29,558	28,310	4.4	84,543	86,762	(2.6)

Net sales by our major EMS industry markets for the three and nine months ended September 30, 2018, to the pro-forma amounts for the same period had the previous guidance been in effect (in thousands):

	Three Months Ended			Nine Months Ended
	As Reported 2018	Pro forma as if the previous accounting guidance was in effect	% Change	As Reported 2018	Pro forma as if the previous accounting guidance was in effect	% Change
Aerospace and Defense	$4,184	$3,979	5.2	$13,444	$12,848	4.6
Medical	14,280	13,071	9.2	36,838	34,702	6.2
Industrial	11,094	10,615	4.5	34,261	32,773	4.5
Total Net Sales	$29,558	$27,665	6.8	$84,543	$80,323	5.3

Net sales by timing of transfer of goods and services for the three and nine months ended September 30, 2018 is as follows (in thousands):

	Three Months Ended September 30, 2018
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$3,931	$50	$203	$4,184
Medical	13,461	151	668	14,280
Industrial	9,486	1,116	492	11,094
Total net sales	$26,878	$1,317	$1,363	$29,558

	Nine Months Ended September 30, 2018
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$12,675	$170	$599	$13,444
Medical	34,513	720	1,605	36,838
Industrial	29,698	3,165	1,398	34,261
Total net sales	$76,886	$4,055	$3,602	$84,543

Backlog

Our 90-day shipment backlog as of September 30, 2018 was $27.7 million, a 16.0% increase from the beginning of the quarter and a 36.6% increase as compared to the prior year. Backlog for our medical customers has increased 19.7% from the beginning of the quarter and increased 63.4% compared to the prior year. The aerospace and defense backlog remained flat from the beginning of the quarter and increased 22.2% from the prior year.   Our industrial customers’ backlog increased 22.9% from the beginning of the quarter and increased 18.1% from the prior year. Our backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be transferred within 180 days.

90-day shipment backlog by our major EMS industry markets are as follows (in thousands):

	Shipment Backlog as of the Quarter Ended
	September 30,	June 30,	September 30,
	2018	2018	2017
Aerospace and Defense	$5,530	$5,568	$4,524
Medical	12,902	10,776	7,897
Industrial	9,279	7,552	7,860
Total Backlog	$27,711	$23,896	$20,281

Our 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit

Gross profit as a percent of net sales for the three months ended September 30, 2018 and 2017, was 11.5% and 12.4%, respectively. The decline in gross profit in the third quarter of 2018 was driven by customer and product mix. In addition, we recognized revenue of $1.4 million related to the noncash consideration recorded at zero margin as a result of implementing revenue recognition.

Gross profit as a percentage of sales for the nine months ended September 30, 2018 and 2017 was 12.1% and 11.5% respectively. The year to date improvement in gross profit was driven by customer and product mix, operational efficiencies and cost improvements as we adjusted to current revenue levels. In addition, we recognized revenue of $3.6 million related to the noncash consideration recorded at zero margin as a result of implementing revenue recognition.

Selling Expense

Selling expenses for the three months ended September 30, 2018 and 2017 was $0.7 million or 2.4% of sales and $1.1 million or 4.0% of sales, respectively. Selling expense for the nine months ended September 30, 2018 and 2017 was $2.8 million or 3.3% of sales and $3.7 million or 4.2% of sales, respectively. The decrease in both the three and nine month periods is due to timing of events and volume dependent expenses.

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2018 and 2017, were $2.0 million or 6.8% of sales and $2.1 million or 7.4% of sales, respectively. General and administrative expenses for the nine months ended September 30, 2018 and 2017, were $6.2 million or 7.3% of sales and $6.2 million or 7.1% of sales, respectively. The year over year comparison is consistent due to our adjustment of spending based on customer demands.

Gain from Sale of Property and Equipment

There was no sales of property and equipment recorded for the three and nine months ended September 30, 2018. Net gain from sale of property and equipment for the nine months ended September 30, 2017 was $0.4 million from the sale of the Augusta building and building improvements (see Note 7).

Income from Operations

Third quarter 2018 income from operations was $0.6 million compared to income of $0.3 million for the third quarter in 2017. The increase in income from operations for the period was due to operational efficiencies and spending control.

Income from operations for the first nine months in 2018 was $1.3 million as compared to $0.5 million for the same comparable period in 2017.  The increase in income from operations for the period was due to the gross profit improvement and cost containment activities.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and nine months ended September 30, 2018 was 24% and 49%, respectively. Our effective tax rate for the three and nine months ended September 30, 2017 was 61.5% and 110.2%, respectively. Our effective tax rate for the year ended December 31, 2018 is expected to be 51% compared to (18%) for the year ended December 31, 2017. The increase is due mainly to the effects of the tax reform changes that were enacted on December 22, 2017, and the increase in the effective tax rate expected in China.

Net Income

Net income for the three months ended September 30, 2018 was $0.4 million or $0.14 per basic and diluted common share, compared to a net income for the three months September 30, 2017 of $43 thousand or $0.02 per basic and diluted common share. Net income for the nine months ended September 30, 2018 was $0.4 million or $0.13 per basic and diluted common share compared to net income for the nine months ended September 30, 2017 of $13 thousand with no earnings per basic and diluted common share.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2018 was $2.6 million. The noncash addback of depreciation and amortization, along with an increase in accounts payable, has positively impacted cash flows, offset by an increase in accounts receivable and inventories.

Net cash used in investing activities of $1.0 million for the nine months ended September 30, 2018, was the result of property and equipment purchases to support the business.

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

On September 30, 2018, we had outstanding advances of $8.1 million under the line of credit and unused availability of $4.8 million supported by our borrowing base compared to December 31, 2017 outstanding advances of $8.5 million and unused availability of $4.2 million. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs. Our working capital was $20.2 million and $19.7 million as of September 30, 2018 and December 31, 2017, respectively.

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

Cash conversion cycle:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Days in trade accounts receivable	58	55	58	53
Days in inventory	54	79	52	77
Days in accounts payable	(54)	(52)	(49)	(52)
Cash conversion cycle	58	82	61	78

Cash conversion cycle without adoption of ASU 2014-09	57	82	61	78

We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory and accounts payable as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate cash conversion cycle as the sum of days in receivable and inventory less days in accounts payable. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, timing of cash collections and cash payments, changes in payment terms and the timing of revenue recognition and inventory purchases within the period. Days in inventory for the three months and nine months ended September 30, 2018 decreased as compared to the three and nine months ended September 30, 2017 primarily related to the adoption of ASU 2014-09 and the recognition of revenue over time rather than upon shipment of inventory.  The increase in days in accounts receivable related to increased payment terms requested by our customers and a decrease in days in accounts payable for the quarter, as a result of the timing of payments.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017. There has been significant changes to our critical accounting policies since December 31, 2017, related to the implementation of the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09,

“Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), refer to Note 1 and Note 3. The adoption of the new revenue standard had a significant impact on our results of operations, cash flows, and financial position. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results could differ from these estimates.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding the repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1- July 31, 2018	2,277	$3.46	2,277	$—
Total	2,277		2,277

As of September 30, 2018, we had a $250,000 share repurchase program which was authorized by our Board of Directors in August 2017 and expired in July 2018 with no authorized repurchases remaining under this program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
August 1 - August 31, 2018	7,470	$4.00	7,470	$219,373
September 1 - September 30, 2018	1,170	$4.00	1,170	$214,576
Total	8,640		8,640

In August 2018, the Board of Directors approved an additional $250,000 share repurchase program. As of September 30, 2018 we had a $250,000 share repurchase program with $214,576 remaining under this program.

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: November 14, 2018	by	/s/ Richard G. Wasielewski

Richard G. Wasielewski
Chief Executive Officer and President
Nortech Systems Incorporated

Date: November 14, 2018	by	/s/ Constance M. Beck

Constance M. Beck
Vice President and Chief Financial Officer
Nortech Systems Incorporated