Form 10-K
period 2018-12-31
NORTECH SYSTEMS INC
filed 2019-04-01
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $3.42 per share, was $3,520,018 on June 30, 2018.

Shares of common stock outstanding at March 26, 2019: 2,684,672.

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Shareholders’ Meeting have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission (the SEC) within 120 days after December 31, 2018, the end of our fiscal year.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10-K

NORTECH SYSTEMS INCORPORATED

FORM 10-K

For the Year Ended December 31, 2018

PART   I

Item 1.   Business

General

Nortech Systems, Inc., (“the Company”, “we”, “our”) organized in December 1990, is an Electronic Manufacturing Services (“EMS”) company headquartered in Maple Grove, Minnesota, a suburb of Minneapolis, Minnesota. We maintain facilities and operations in Minnesota in the United States; Monterrey, Mexico; and Suzhou, China. We offer a full range of value-added engineering, technical and manufacturing services and support including project management, designing, testing, prototyping, manufacturing, supply chain management and post-market services. Our manufacturing and engineering services include complete medical devices, printed circuit board assemblies, wire and cable assemblies, and complex higher level electromechanical assemblies. The majority of our revenue is derived from products built to the customer’s design specifications.

Our breadth of manufacturing, technical expertise and experience make us attractive to our broad customer base. Our customers are original equipment manufacturers (“OEMs”) in the Aerospace and Defense, Medical and Industrial markets. The diversity in the markets we serve is an advantage in dealing with the effects of fluctuations from the economy and competition. In the design phase, we provide technical support, subject matter expertise in design for manufacturing and testing capabilities that allow our customer programs to get to production faster while meeting both their quality and cost requirements. Our customers rely on our experience and capabilities in manufacturing and supply chain to manage and reduce cost over the life cycle of their products. This requires a strong relationship with our customers based on a trusting partnership as we perform as an extension of their operations.

All of our facilities are certified to one or more of the industry standards, including International Standards Organization (“ISO”) 9001, ISO 13485, and Aerospace Systems (“AS”) 9100, with most having additional certifications based on the needs of the customers they serve. In addition to industry standard certifications we actively manage quality metrics throughout product life-cycle at all levels of the organization to provide real-time, pro-active support to our customers and their projects. Process validation is performed through the strict phases of installation qualification, operation qualification and performance qualification.

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

Our quality systems and processes are based on ISO standards with all facilities certified to ISO 9001 and/or AS9100 standards. We also have ISO 13485 certification which recognizes our quality management systems applicable to contract design, manufacture and repair of assemblies for the medical industry. Our Milaca operation is a U.S. Food and Drug Administration (“FDA”) registered facility. These certifications and registrations provide our customers assurance of our capabilities and proven processes.

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

Major Customers

Our largest customer has two divisions that together accounted for approximately 23.2% and 24.9% of net sales for the years ended December 31, 2018 and 2017, respectively. One division accounted for approximately 20.8% and 23.5% of net sales for the years ended December 31, 2018 and 2017, respectively. The second division accounted for approximately 2.4% and 1.4% of net sales for the years ended December 31, 2018 and 2017, respectively.

Patents and Licenses

Our success depends on our technical expertise, trade secrets, supply chain and manufacturing skills. However, during the normal course of business we have obtained or developed proprietary product requiring licensing, patent, copyright or trademark protection. During 2017, we acquired intellectual property (“IP”) related to a mobile medical device platform that has the capability to transmit and record data which has not been significant to our revenue or operations.

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

Research and Development

We perform research and development for customers on an as requested, project and program basis for development of conceptual engineering and design activities as well as products moving into production. While we did not expend significant dollars in 2018 or 2017 on company-sponsored product research and development, we continue to explore opportunities for developing proprietary manufacturing methods or products.

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

Government Regulation

As a medical device manufacturer, we have additional compliance requirements. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA. To support the quality requirements of our Aerospace and Defense market customers, our Blue Earth facility is International Traffic in Arms Regulations (“ITAR”) registered.

Employees

We have 728 full-time and 91 part-time/temporary employees as of December 31, 2018. Manufacturing personnel, including direct, indirect support and sales functions, comprise 778 employees, while general administrative employees total 41.

Foreign Operations and Export Sales from Our Domestic Operations

We have leased manufacturing facilities in Monterrey, Mexico and Suzhou, China with approximately $821,000 and $630,000 in long-term assets at December 31, 2018, respectively. Export sales from our domestic operations represented 4.8% and 4.5% of net sales the years ended December 31, 2018 and 2017, respectively.

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

We operate in the highly competitive EMS industry and we depend on continuing outsourcing by OEMs.

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

We purchase raw materials, commodities and components for use in our production. Increased costs of these materials could have an adverse effect on our production costs if we are unable to pass along price increases or reduce the other cost of goods produced through cost improvement initiatives. Fuel and energy cost increases, as well as unforeseen tariffs, could also adversely affect our freight and operating costs. Due to customer specifications and requirements, we are dependent on suppliers to provide critical electronic components and materials for our operations that could result in shortages of some of the electronic components needed for their production. Component shortages may result in expedited freight, overtime premiums and increased component costs. In addition to the financial impact on operations from lost revenue and increased cost, there could potentially be harm to our customer relationships.

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

Our largest customer has two divisions that account for 23.2% and 24.9% of net sales for the years ended December 31, 2018 and 2017, respectively. The loss of a substantial portion of net sales to our largest customers could have a material adverse effect on us.

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

New or changing laws, regulations, policy and standards relating to corporate governance and public disclosure, including SEC and Nasdaq regulations, tax legislation and the implementation of significant changes in the United States Generally Accepted Accounting Principles (“GAAP”), present challenges due to complexities, assumptions and judgements required to implement. We apply judgments based on our understanding, interpretation and analysis of the relevant facts, circumstances, historical experience and valuations, as appropriate. As a result, actual amounts could differ from those estimated at the time the financial statements are issued. In addition, implementation may change the financial accounting or reporting standards that govern the preparation of our financial statements or authoritative entities could reverse their previous interpretations or positions on how various financial accounting or reporting standards should be applied. These changes may be difficult to predict and implement and could materially or otherwise impact how we prepare and report our estimates, uncertainties, financial statements, operating results and financial condition. Our efforts to comply with evolving laws, regulations, accounting policies and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention from revenue-generating activities to compliance activities and may have an adverse affect on our financial statements, including cash flows.

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

We may be subject to risks associated with our prior acquisitions, and the risks could adversely affect our operating results.

The success of our prior acquisitions depend on our ability to integrate the new operations with the existing operations. The Company cannot ensure that the expected benefits of any acquisition will be realized. Additionally, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Other acquisition risks include delays in realizing benefits from the acquired companies or products; difficulties due to lack of or limited prior experience in any new product or geographic markets we enter; unforeseen losses of customers of, or suppliers to, acquired businesses; difficulties in retaining key employees of the acquired businesses; or challenges arising from increased geographic diversity and complexity of our operations and our information technology systems. The price we pay for a business may exceed the value we realize and we cannot assure you that we will achieve the expected synergies and benefits of any prior acquisition. Acquisitions have resulted in the recognition of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results.

If we fail to comply with the covenants contained in our credit agreement we may be unable to secure additional financing and repayment obligations on our outstanding indebtedness may be accelerated.

Our credit agreement contains financial and operating covenants with which we must comply. As of December 31, 2018, we were in compliance with these covenants. However, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

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

Item 2.   Properties

Administration

Our corporate headquarters consists of an approximately 19,000 square feet building located in Maple Grove, Minnesota, a northwestern suburb of Minneapolis, Minnesota, and its lease expires January 2025.

Manufacturing facilities

Our manufacturing facilities are in good operating condition and we believe our overall production capacity is sufficient to handle our foreseeable manufacturing needs and customer requirements. The following are our manufacturing facilities as of December 31, 2018:

			Manufacturing
			Space	Office Space	Total
Location	Own/Lease	Lease End Date	Square Feet	Square Feet	Square Feet
Bemidji, MN	Own		56,000	13,000	69,000
Blue Earth, MN	Own		92,000	48,000	140,000
Merrifield, MN	Own		34,000	12,000	46,000
Milaca, MN	Lease	June 30, 2020	15,000	5,000	20,000
Mankato, MN	Own		43,000	15,000	58,000
Monterrey, Mexico	Lease	January 31, 2019	45,000	1,000	46,000
Monterrey, Mexico	Lease	January 24, 2029	76,000	1,000	77,000
Suzhou, China	Lease	December 31, 2021	27,000	3,000	30,000

On February 21, 2018, we entered into a ten-year lease agreement for a 77,000 square foot manufacturing facility in Nuevo Leon, Mexico which we took occupancy during the fourth quarter of 2018.  This facility replaced the Monterrey, Mexico facility lease which expired January 31, 2019.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 26, 2019, there were 656 shareholders of record. Our stock is listed on the NASDAQ Capital Market under the symbol “NSYS”. We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2018 or 2017. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, limitations on payments of dividends present in our current or future debt agreements, and other factors.

Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High

March 31, 2018	$2.87	$4.85
June 30, 2018	$2.77	$3.67
September 30, 2018	$3.21	$8.08
December 31, 2018	$3.51	$5.50

March 31, 2017	$3.35	$4.60
June 30, 2017	$3.13	$3.89
September 30, 2017	$3.16	$3.75
December 31, 2017	$3.36	$6.24

Issuer Purchase of Equity Securities

As of December 31, 2017, we had a $250,000 share repurchase program which was authorized by our Board of Directors in August 2017 and expired in July 2018 with no authorized repurchases remaining under this program. Under this repurchase program, we repurchased 55,199 shares totaling $194,420 during the year ended December 31, 2018. In August 2018, the Board of Directors approved an additional $250,000 share repurchase program. Under this repurchase program, we repurchased 21,002 shares totaling $81,329 during the year ended December 31, 2018.

The table below sets forth information regarding repurchases we made of our common stock under the $250,000 share repurchase program authorized in August 2018 during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Balance at December 31, 2017	—	$—	—	$—
Stock repurchases	21,002	3.87	21,002	166,571
Balance at December 31, 2018	21,002	$3.87	21,002	$166,571

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Minnesota, United States based full-service global EMS contract manufacturer offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex wire and cable assemblies, printed circuit board assemblies, higher-level assemblies, medical devices and other box builds for a wide range of industries. We serve three major markets within the EMS industry: Aerospace and Defense, Medical, and the Industrial market which includes industrial capital equipment, transportation, vision, agriculture, oil and gas. As of December 31, 2018, we have the following facilities in Minnesota; Bemidji, Blue Earth, Eden Prairie, Mankato, Merrifield, Milaca and Maple Grove. We also have facilities in Monterrey, Mexico and Suzhou, China. On January 31, 2017, we closed our manufacturing operations in Augusta, Wisconsin (see Note 9, of “Notes to Consolidated Financial Statements”).

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

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted the provisions of ASU 2014-09 using the modified retrospective approach with application to contracts that were not completed as of January 1, 2018. The adoption of ASU 2014-09 had a significant impact to the Company’s results of operations, cash flows and financial position, and as a result we now recognize the majority of our revenue over time rather than upon shipment resulting in an adjustment to retained earnings of $1,381,000 on January 1, 2018. The Company has presented the disclosures required by this new standard, refer to Note 3.

Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. In testing goodwill for impairment we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary. Based upon our annual goodwill impairment test we concluded that goodwill was impaired due to a significant reduction of results from operations during the fourth quarter of 2017. As described in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, in 2017 we adopted Accounting Standards Update No, 2017-04, Simplifying the Test for Goodwill Impairment, and performed a single step in performing our impairment analysis, which is to determine the estimated fair value of our reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. Our annual impairment test as of October 1, 2017, resulted in $0.9 million of impairment charges related to our goodwill. The impairment charge was based on a combined approach using both the income approach which is based on discounted cash flows and the market approach which is based on the guideline public company method. Discounted cash flow models include assumptions related to our product revenue, gross margins, operating margins and other assumptions. There was no impairment of goodwill recorded in 2018.

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

Long-Lived Assets Impairment

We evaluate long-lived assets, primarily property and equipment, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. We determined there was a triggering event during the fourth quarter of 2017 and determined the undiscounted cash flows exceeded the carrying amounts of long-lived assets.  We did not have a triggering event in 2018.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on outstanding accounts receivable. An amount of judgment is required when assessing the ability to realize accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We believe the reserve is adequate for any exposure to loss in the December 31, 2018 accounts receivable. At December 31, 2018, our allowance for doubtful accounts was $0.2 million.

Inventory Reserves

Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We believe the total reserve at December 31, 2018 of $1.1 million is adequate.

Operating Results

The following table presents our statements of operations data as percentages of total net sales for the years indicated:

	2018	2017
Net Sales	100.0%	100.0%
Cost of Goods Sold	88.3	89.2
Gross Profit	11.7	10.8

Selling Expenses	3.2	4.2
General and Administrative Expenses	7.4	7.2
Impairment of Goodwill	0.0	0.8
Gain on Sale of Property and Equipment	0.0	(0.3)
Income (Loss) from Operations	1.1	(1.1)

Other Expense	(0.7)	(0.7)
Income (Loss) Before Income Taxes	0.4	(1.8)

Income Tax Expense	0.3	0.4
Net Income (Loss)	0.1%	(2.2)%

Net Sales

Our net sales in 2018 were $113.4 million, compared to $112.3 million in 2017, an increase of 0.9%. Our 2018 amounts include $4.8 million of additional sales related to the change in the revenue recognition policy. Net sales results were varied by markets. The medical market decreased by $1.8 million or 3.5% with medical component products accounting for 30% of the decrease and medical devices the remaining 70%. The industrial market increased by $0.2 million or 0.4% in 2018 as compared to 2017. Net sales from the aerospace and defense markets increased by $2.7 million or 17.2% in 2018 as compared to 2017.

Net sales by our major EMS industry markets for the years ended December 31, 2018 and 2017 were as follows:

			%
(in millions)	2018	2017	Change
Aerospace and Defense	$18.3	$15.7	16.6
Medical	45.1	51.4	(12.3)
Industrial	50.0	45.2	10.6
Total Net Sales	$113.4	$112.3	1.0

Net sales by our major EMS industry markets for the year ended December 31, 2018, to the pro-forma amounts for the same period had the previous guidance been in effect (in millions):

	As Reported 2018	Pro forma as if the previous accounting guidance was in effect	% Change
Aerospace and Defense	$18.3	$17.6	2.8
Medical	45.1	47.5	-5.1
Industrial	50.0	43.4	15.2
Total Net Sales	$113.4	$108.5	4.5

Net sales by timing of transfer of goods and services for year ended December 31, 2018 is as follows (in millions):

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$17.3	$0.2	$0.8	$18.3
Medical	39.0	4.2	1.9	45.1
Industrial	47.0	0.8	2.2	50.0
Total net sales	$103.3	$5.2	$4.9	$113.4

Backlog

Our 90-day backlog at December 31, 2018 was $27.4 million, compared to $19.4 million at the end of 2017. Our medical customers 90-day backlog increased 126.7% compared to the prior year end. The medical increase was augmented by an increase in backlog to our defense customers of 20.6%, and partially offset by a decrease in backlog for our industrial customers of 13.2%.

90-day backlog by our major EMS industry markets are as follows:

	Backlog as of the Year Ended
	December 31,		%
(in millions)	2018	2017	Change
Aerospace and Defense	$6.0	$5.0	20.6
Medical	14.3	6.3	126.7
Industrial	7.1	8.2	(13.2)
Total Backlog	$27.4	$19.4	40.8

Our 90-day backlog varies due to order size, manufacturing delays, inventory programs, contract terms and conditions and changes in timing of customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit

Our gross profit as a percentage of net sales was 11.7% and 10.8% for the years ended December 31, 2018 and 2017, respectively. The increase in gross profit for the year was driven by customer and product mix, operational efficiencies and cost improvements as we adjusted to current revenue levels. We recognized revenue of $4.9 million related to the noncash consideration recorded at zero margin as a result of implementing revenue recognition, partially offsetting this increase.

Selling

Selling expenses were $3.6 million, or 3.2% of net sales, for the year ended December 31, 2018 and $4.7 million, or 4.2% of net sales, for the year ended December 31, 2017. The decrease in selling expenses for 2018 is due to reductions in volume dependent expenses.

General and Administrative

General and administrative expenses were $8.4 million, or 7.4% of net sales, for the year ended December 31, 2018 and $8.1 million, or 7.2% of net sales, for the year ended 2017. The year over year comparison is consistent due to our adjustment of spending based on customer demands.

Gain from Sale of Property and Equipment

Net gain from sale of property and equipment for the year ended December 31, 2017 was $0.4 million from the sale of the Augusta building and building improvements (see Note 9, of “Notes to Consolidated Financial Statements”). There was no gain from sale of property and equipment recorded in 2018.

Income (Loss) from Operations

Our income from operations for the 2018 fiscal year was $1.2 million, an increase of $2.5 million over our loss from operations for the 2017 fiscal year of $1.3 million, resulting from our improvement in gross profit as a percent of sales and the impairment charge taken in 2017.

Loss on Extinguishment of Debt

Loss on the extinguishment of debt for the year ended December 31, 2017 was $0.2 million, primarily related to legal and terminations fees (see Note 4, of “Notes to Consolidated Financial Statements”).  There was no loss on extinguishment of debt recorded in 2018.

Interest Expense

Interest expense for the year ended December 31, 2018 was $0.8 million, compared with $0.6 million for the year ended December 31, 2017 due largely to higher interest rates.

Income Taxes

Income tax expense for the year ended December 31, 2018 was $0.3 million. Income tax expense for the year ended December 31, 2017 was $0.4 million. The effective tax rate for fiscal 2018 and 2017 was 66.3% and (18.1%), respectively. Our 2018 tax rate was driven by the tax on global intangible low-taxed income provisions that was enacted in 2018 and onward. Our 2017 tax rate was impacted by federal tax reform, which saw a significant change in valuation allowance. The Company was in a loss position and could not avail itself of a domestic production activities deduction credit.

The statutory reconciliation for the years ended December 31, 2018 and 2017 is as follows:

(in thousands)	2018	2017
Statutory federal tax provision (benefit)	$107	$(704)
State income tax benefit	(36)	(117)
Effect of foreign operations	52	(88)
Uncertain tax positions	(19)	—
Income tax credits	—	(112)
Valuation allowance	(199)	1,011
Permanent differences	15	8
Global Intangile Low-Taxed Income Effect	296	—
Return to Provision - Credits and NOL	176	—
Deferred adjustments	(62)	—
Loss of Section 199 due to carryback claim	—	46
Effects of tax reform	—	280
Other	(4)	51
Income tax expense	$326	$375

Net Income (Loss)

Our net income in 2018 was $0.2 million or $0.06 per diluted common share. Net loss in 2017 was $2.4 million or $0.89 per diluted common share.

Liquidity and Capital Resources

We believe that our existing financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for at least the next 12 months.

Credit Facility

We have a credit agreement with Bank of America which was entered into on June 15, 2017 (as amended effective December 29, 2017, the “Bank of America Credit Agreement”), and provides for a line of credit arrangement of $16 million that expires on June 15, 2022. The credit arrangement also has a $5 million real estate term note outstanding with a maturity date of June 15, 2022. The Bank of America Credit Agreement replaced our previous credit agreement with Wells Fargo Bank (the “Wells Fargo Credit Agreement”), which terminated on June 20, 2017, resulting in a loss on the extinguishment of debt of $175,000 primarily related to legal and terminations fees.

Under the Bank of America Credit Agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our Bank of America Credit Agreement bears interest at the combined weighted-average interest rate of 4.80% as of December 31, 2018, compared with 3.74% as of December 31, 2017. We had borrowings on our Bank of America Credit Agreement of $ $9.3 million outstanding, compared with $8.5 million outstanding as of December 31, 2017. There are no acceleration clauses under the Bank of America Credit Agreement that would accelerate the maturity of our outstanding line of credit borrowings.

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

Cash flows for the years ended December 31, 2018 and 2017 are summarized as follows:

(in thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$2,444	$806
Investing activities	(1,390)	(258)
Financing activities	(889)	(38)
Effect of exchange rate changes on cash	3	1
Net change in cash	$168	$511

Cash provided by operating activities for the year ended December 31, 2018 was $2.4 million, comprised primarily of net earnings and the noncash add back of depreciation and amortization. Cash provided by operating activities for the year ended December 31, 2017 was $0.8 million comprised of the noncash add back of depreciation, amortization and impairment of goodwill, offset by changes in account receivable, contingent liability and gain on disposal of August facility (see Note 9, of “Notes to Consolidated Financial Statements”). The year-over-year increase in cash provided by operating activities is due to the improvement in net earnings partially offset by net decrease in working capital.

Net cash used in investing activities was $1.4 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively. Cash used in investing activities in 2018 was primarily reinvestments in the business to purchase property and equipment. Cash used in investing activities in 2017, was primarily due to purchases of property and equipment offset by net proceeds from the sale of the August facility (see Note 9, of “Notes to Consolidated Financial Statements”).

Net cash used in financing activities in 2018 of $0.9 million consisted of payments on long-term debt and capital leases. Net cash used in financing activities in 2017 of less than $0.1 million consisted of borrowings on the line of credit of $1.2 million and proceeds from long-term debt of $5.1 million offset by payments of long-term debt of $5.9 million, debt issuance costs of $0.3 million, loss on extinguishment of debt of $0.2 million and share repurchases of $30,340.

Cash conversion cycle:

	Years Ended ended December 31,
	2018	2017
Days in trade accounts receivable	65	60
Days in inventory	62	78
Days in accounts payable	(66)	(52)
Cash conversion cycle	61	86

We calculate days in accounts receivable as accounts receivable for the respective year-to-date period divided by annual sales for the respective year-to-date period by day. We calculate days in inventory and accounts payable as each balance sheet line item for the respective year-to-date period divided by annual cost of goods sold for the respective year-to-date period by day. We calculate cash conversion cycle as the sum of days in receivable and inventory less days in accounts payable. The decrease in our cash conversion cycle in 2018 is due largely to the impact of the adoption of ASU 2014-09 and timing of payments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than our outstanding operating leases for production and office equipment, office space, and buildings with contractual obligations totaling $7.4 million (see Note 8 of “Notes to Consolidated Financial Statements”).

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Item 8. Financial Statements and Supplementary Data

(The remainder of this page was intentionally left blank.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Nortech Systems Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2017.

Minneapolis, Minnesota

April 1, 2019

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE DATA)

	2018	2017

Net Sales	$113,370	$112,335

Cost of Goods Sold	100,059	100,217

Gross Profit	13,311	12,118

Operating Expenses:
Selling Expenses	3,629	4,747
General and Administrative Expenses	8,433	8,086
Impairment of Goodwill	—	908
Gain on Sale of Property and Equipment	—	(355)
Total Operating Expenses	12,062	13,386

Income (Loss) From Operations	1,249	(1,268)

Other Expense
Loss on Extinguishment of Debt	—	(175)
Interest Expense	(757)	(628)

Income (Loss) Before Income Taxes	492	(2,071)

Income Tax Expense	326	375

Net Income (Loss)	$166	$(2,446)

Earnings (Loss) Per Common Share:
Basic	$0.06	$(0.89)
Weighted Average Number of Common Shares Outstanding - Basic	2,692,382	2,745,602

Diluted	$0.06	$(0.89)
Weighted Average Number of Common Shares Outstanding - Dilutive	2,699,614	2,745,602

Other comprehensive income (loss)
Foreign currency translation	(132)	(57)
Comprehensive income (loss), net of tax	$34	$(2,503)

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE DATA)

	2018	2017
ASSETS
Current Assets
Cash	$480	$473
Restricted Cash	467	306
Accounts Receivable, less allowances of $222 and $209	20,093	17,417
Inventories	17,004	18,527
Contract Assets	6,431	—
Prepaid Assets and Other Current Assets	1,381	1,044
Total Current Assets	45,856	37,767

Property and Equipment, Net	10,178	10,176
Goodwill	2,375	2,375
Other Intangible Assets, Net	1,523	1,739
Other Non Current Assets	28	28
Total Assets	$59,960	$52,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$780	$1,003
Current Portion of Capital Lease Obligation	337	295
Accounts Payable	18,142	11,699
Accrued Payroll and Commissions	2,747	2,900
Other Accrued Liabilities	2,886	2,148
Total Current Liabilities	24,892	18,045

Long-Term Liabilities
Long-term Line of Credit	9,264	8,503
Long-Term Debt, Net of Current Maturities	3,624	4,353
Long-Term Capital Lease Obligation, Net of Current Portion	951	1,222
Other Long-Term Liabilities	139	137
Total Long-Term Liabilities	13,978	14,215
Total Liabilities	38,870	32,260

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized; 2,663,049 and 2,739,250 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	15,610	15,760
Accumulated Other Comprehensive Loss	(233)	(101)
Retained Earnings	5,436	3,889
Total Shareholders’ Equity	21,090	19,825
Total Liabilities and Shareholders’ Equity	$59,960	$52,085

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$166	$(2,446)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation	1,877	2,186
Amortization	312	315
Compensation on Stock-Based Awards	126	43
Loss on Extinguishment of Debt	—	17
Compensation on Equity Appreciation Rights	—	(22)
Deferred Taxes	1	439
Change in Contingent Consideration	—	(486)
Change in Accounts Receivable Allowance	13	(674)
Change in Inventory Reserves	268	171
Impairment of Goodwill	—	908
Gain on Disposal of Property and Equipment	—	(355)
Changes in Current Operating Items
Accounts Receivable	(2,746)	578
Inventories and Contract Assets	(3,875)	1,956
Prepaid Expenses	(302)	233
Income Taxes Receivable	(37)	(31)
Income Taxes Payable	(39)	39
Accounts Payable	6,028	(2,115)
Accrued Payroll and Commissions	(154)	(411)
Other Accrued Liabilities	806	461
Net Cash Provided by Operating Activities	2,444	806

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	14	669
Purchase of Intangible Asset	(4)	(114)
Purchases of Property and Equipment	(1,400)	(813)
Net Cash Used in Investing Activities	(1,390)	(258)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Line of Credit	761	1,187
Proceeds from Long-Term Debt	—	5,123
Principal Payments on Long-Term Debt	(1,044)	(5,893)
Payments on Capital Lease Obligation	(330)	—
Loss on Extinguishment of Debt	—	(158)
Debt Issuance Costs	—	(267)
Share Repurchases	(276)	(30)
Net Cash used in Financing Activities	(889)	(38)

Effect of Exchange Rate Changes on Cash	3	1

Net Change in Cash	168	511
Cash - Beginning of Year	779	268
Cash - End of Year	$947	$779

Reconciliation of cash and restricted cash reported within the consolidated balance sheets
Cash	$480	$473
Restricted Cash	467	306
Total Cash and restricted cash reported in the consolidated statements of cash flows	$947	$779

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$719	$538
Cash Paid for Income Taxes	335	20

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	445	29
Equipment Acquired under Capital Lease	100	1,517

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS)

	Preferred	Common	Additional Paid-In	Accumulated Other Comprehensive	Retained Income	Total Shareholders’
BALANCE DECEMBER 31, 2016	$250	$27	$15,747	$(44)	$6,335	22,315
Net Loss	—	—	—	—	(2,446)	(2,446)
Foreign Currency Translation Adjustment	—	—	—	(57)	—	(57)
Compensation on Stock-based awards	—	—	43	—	—	43
Issuance of common stock	—	—	—	—	—	—
Share repurchases	—	—	(30)	—	—	(30)

BALANCE DECEMBER 31, 2017	250	27	15,760	(101)	3,889	19,825
Net Income	—	—	—	—	166	166
Cumulative Adjustment	—	—	—	—	1,381	1,381
Foreign currency translation adjustment	—	—	—	(132)	—	(132)
Compensation on stock-based awards	—	—	126	—	—	126
Issuance of common stock	—	—	—	—	—	—
Share repurchases	—	—	(276)	—	—	(276)

BALANCE DECEMBER 31, 2018	$250	$27	$15,610	$(233)	$5,436	$21,090

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The December 31, 2018 balance included cash collateral required to be held against our corporate employee purchasing card program and lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day. As of December 31, 2018, we had no outstanding letters of credit. Restricted cash as of December 31, 2018 and December 31, 2017 was $467 and $306, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts was $222 and

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

$209 at December 31, 2018 and 2017, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (based on the lower of replacement cost or net realizable value). Costs include material, labor, and overhead required in the production of our products. Inventory reserves are maintained for inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows:

(in thousands)	2018	2017
Raw materials	$16,769	$13,870
Work in process	1,015	3,112
Finished goods	332	2,389
Reserves	(1,112)	(844)
Total	$17,004	$18,527

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

Buildings	39 Years
Leasehold improvements	3-15 Years
Manufacturing equipment	3-7 Years
Office and other equipment	3-7 Years

Property and equipment at December 31, 2018 and 2017:

(in thousands)	2018	2017
Land	$360	$360
Building and Leasehold Improvements	9,184	8,827
Manufacturing Equipment	21,260	21,267
Office and Other Equipment	7,074	6,035
Accumulated Depreciation	(27,700)	(26,313)
Total Property and Equipment, net	$10,178	$10,176

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Other Intangible Assets

Finite life intangible assets at December 31, 2018 and 2017 are as follows:

	December 31, 2018
		Gross	Accumulated	Net Book
		Carrying	Amortization	Value
(in thousands)	Years	Amount	Amount	Amount
Customer Relationships	9	1,302	506	796
Intellectual Property	3	100	61	39
Trade Names	20	814	143	671
Other	7	17	—	17
Totals		$2,233	$710	$1,523

	December 31, 2017
		Gross	Accumulated	Net Book
		Carrying	Amortization	Value
	Years	Amount	Amount	Amount
Customer Relationships	9	1,302	361	941
Intellectual Property	3	100	28	72
Trade Names	20	814	102	712
Other	7	14	—	14
Totals		$2,230	$491	$1,739

Amortization of finite life intangible assets was $219 and $237 for the years ended December 31, 2018 and 2017, respectively.

Estimated future annual amortization expense (except projects in process) related to these assets is approximately as follows:

Year	Amount
2019	$219
2020	191
2021	185
2022	185
2023	185
Thereafter	541
$1,506

Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. In testing goodwill for impairment we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

to earnings would become necessary. Based upon our annual goodwill impairment test we concluded that goodwill was impaired due to a significant reduction of results from operations during the fourth quarter of 2017. We adopted Accounting Standards Update No, 2017-04, Simplifying the Test for Goodwill Impairment, and performed a single step in performing our impairment analysis, which is to determine the estimated fair value of our reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. Our annual impairment test as of October 1, 2017, resulted in $908 of impairment charges related to our goodwill. The impairment charge was based on a combined approach using both the income approach which is based on discounted cash flows and the market approach which is based on the guideline public company method. Discounted cash flow models include assumptions related to our product revenue, gross margins, operating margins and other assumptions. There was no impairment of goodwill recorded in 2018.

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

On July 1, 2015, we completed the acquisition of substantially all of the assets of Devicix, LLC upon the terms and conditions contained in an Asset Purchase Agreement entered into on June 17, 2015. The Devicix acquisition resulted in $3,200 of goodwill, which is deductible for tax purposes. We recorded an impairment charge of $908 on the goodwill related to the Devicix, LLC purchase as of December 31, 2017. There was no impairment of goodwill recorded in 2018.

Long-Lived Asset Impairment

We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets or asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to dispose. We determined there was a triggering event during the fourth quarter of 2017 and determined the undiscounted cash flows exceeded the carrying amounts of long-lived assets.  We determined there were no triggering events in 2018.

Preferred Stock

Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and if declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2018 and 2017.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

Advertising

Advertising costs are charged to operations as incurred. The total amount charged to expense was $132 and $68 for the years ended December 31, 2018 and 2017, respectively.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. Our estimates are based on the information available to us at the time we prepare the income tax provisions. Our income tax returns are subject to audit by federal, state, and local governments, generally three years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Incentive Compensation

We use a Black-Scholes option-pricing model to determine the grant date fair value of our incentive awards and recognize the expense on a straight-line basis over the vesting period less awards expected to be forfeited using estimated forfeiture rates. See Note 7 for additional information.

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

A reconciliation of basic and diluted share amounts for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Basic weighted average common shares outstanding	2,692,382	2,745,602
Weighted average common stock equivalents from assumed exercise of stock options	7,232	—
Diluted weighted average common shares outstanding	2,699,614	2,745,602

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

Acquisition-Related Contingent Consideration

The Company acquired Devicix on July 1, 2015. The aggregate consideration paid to Devicix shareholders includes up to $2,500 of contingent consideration to be paid based on the achievement of certain performance-based milestones. The fair value of the contingent consideration was measured using an expected present value approach to estimate an expected value. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of this Level 3 measured liability was $34 and $70 at December 31, 2018 and 2017, respectively.

Goodwill

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2016	$3,283
Impairment of goodwill	(908)
Carrying amount at December 31, 2017	2,375
Impairment of goodwill	—
Carrying amount at December 31,2018	$2,375

In determining the nonrecurring fair value measurements of impairment of goodwill we utilized a blend of the market value and discounted cash flow approach.  We determined there was no impairment of goodwill during the year ended December 31, 2018. During the year ended December 31, 2017, we determined fair values for the identified assets and recorded an impairment charge of goodwill, set forth in the table below:

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Fair value as of mesurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment Charge
December 31, 2017
Goodwill	$2,375	—	—	$2,375	$908

Enterprise-Wide Disclosures

Our results of operations for the years ended December 31, 2018 and 2017 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ requirements. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and all corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

Export sales from our domestic operations represent approximately 4.8% and 4.5% of consolidated net sales for the years ended December 31, 2018 and 2017, respectively.

Net sales by our major EMS industry markets for the years ended December 31, 2018 and 2017 are as follows:

(in thousands)	2018	2017
Aerospace and Defense	$18,314	$15,683
Medical	45,082	51,449
Industrial	49,974	45,203
Total Net Sales	$113,370	$112,335

Noncurrent assets, excluding deferred taxes, by country are as follows:

(in thousands)	United States	Mexico	China	Total
December 31, 2018
Property and equipment, net	$8,687	$821	$670	$10,178
Other assets	3,898	8	—	3,906

December 31, 2017
Property and equipment, net	$8,713	$1,003	$460	$10,176
Other assets	4,114	8	—	4,122

Foreign Currency Transactions

The functional currency for our Mexico subsidiary is the US dollar. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense). The functional currency for our China subsidiary is the Renminbi (“RMB”). Assets and liabilities of the China operation are translated from RMB into U.S. dollars at period-end rates, while income and expense are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within shareholders’ equity. The total foreign currency translation adjustment decreased shareholders’ equity by $132, from an accumulated foreign currency translation loss of $101 as of December 31, 2017 to an accumulated foreign currency translation loss of $233 as of December 31, 2018.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of income. Net foreign currency transaction losses included in the determination of net earnings was $170 and $192 for the years ended December 31, 2018 and 2017, respectively.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which supersedes the existing guidance for lease accounting, “Leases” (Topic 840). ASU No. 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases that extend beyond one year. The amendments in this ASU will be effective for us for interim and annual periods beginning after December 15, 2018. The original guidance required application on a modified retrospective basis with the earliest period presented in the financial statements. In August 2018, the FASB issued ASU 2018-11, “Targeted Improvements” to ASC 842, which includes an option to not restate comparative periods in transition and instead to elect to use the effective date of ASC 842, “Leases”, as the date of initial application of transition. Based on the effective date, this guidance will apply and the Company will adopt this ASU beginning on January 1, 2019, and the Company plans to elect the transition option provided under ASU 2018-11. We have completed the qualitative analysis from the lessee perspective. As part of our process, we elected to utilize certain practical expedients that were provided for transition relief. Accordingly, we are not reassessing expired or existing contracts, lease classifications or related initial direct costs as part of our assessment process. Additionally, we elected the practical expedient to treat lease and non-lease components of fixed payments due to the lessor as one, and therefore no separate allocation is required on the initial implementation date of January 1, 2019, and thereafter. We anticipate the adoption of this standard will result in an increase in our right of use assets and lease liabilities in the range of $5,500 to $6,500 recorded on our consolidated balance sheets on January 1, 2019; however, these estimates are subject to change as the Company finalizes its implementation. In 2019, the Company will also implement additional internal controls to comply with the requirements of the standard. The Company does not believe the adoption of this guidance will have a material impact on its consolidated results of operations or cash flows.

In March 2018, we adopted FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission (“SEC”) interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Additional information regarding the adoption of this standard is contained in Note 5, ‘Income Taxes’.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the year ended December 31, 2018 and 2017. One division accounted for approximately 20.8% and 23.5% of net sales for the years ended December 31, 2018 and 2017, respectively. The second division accounted for approximately 2.4% and 1.4% of net sales for the years ended December 31, 2018 and 2017, respectively. Together they accounted for approximately for 23.2% and 24.9% of net sales for the years ended December 31, 2018 and 2017, respectively. Accounts receivable from the customer at December 31, 2018 and 2017 represented 16.3% and 16.4% of our total accounts receivable, respectively.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced.  If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 91% of our revenue for the twelve months ended December 31, 2018. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

Contract Assets

Contract assets, recorded as such in the consolidated balance sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the year ended December 31, 2018 was as follows:

Year Ended December 31, 2018
Outstanding at January 1, 2018	$6,459
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(5,932)
Product transferred over time	5,904
Outstanding at December 31, 2018	$6,431

We expect substantially all of the remaining performance obligations for the contract assets recorded as of December 31, 2018, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the year ended December 31, 2018:

	Year Ending December 31, 2018
(in thousands)	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$17,263	$232	$819	$18,314
Medical	39,071	4,157	1,854	45,082
Industrial	46,950	821	2,203	49,974
Total net sales	$103,284	$5,210	$4,876	$113,370

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported consolidated statement of operations and comprehensive loss, balance sheet and cash flows, as of and for the year ended December 31, 2018, to the pro-forma amounts had the previous guidance been in effect:

	Year Ending December 31, 2018
Consolidated Statement of Operations	As Reported	Pro forma as if the previous accounting guidance was in effect

Net Sales	$113,370	$108,522
Cost of Goods Sold	100,059	95,249
Gross Profit	13,311	13,273

Income from Operations	1,249	1,211

Income Before Income Taxes	492	454

Income Tax Expense	326	326

Net Income	$166	$128

Net Income Per Common Share - Diluted	$0.06	$0.05

	As of December 31, 2018
Consolidated Balance Sheet	As Reported	Pro forma as if the previous accounting guidance was in effect

Assets
Inventories	$17,004	$22,015
Contract Assets	$6,431	$—

Shareholders’ Equity
Retained Earnings	$21,090	$19,671

	Year Ending December 31, 2018
Consolidated Statement of Cash Flows	As Reported	Pro forma as if the previous accounting guidance was in effect

Net Income	$166	$128
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Change in Current Operating Items
Inventories	(3,875)	(3,809)
Contract Asset	28	—

Net Cash Provided by Operating Activities	$2,444	$2,444

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2022. The credit arrangement also has a $5,000 real estate term note outstanding with a maturity date of June 15, 2022. The Bank of America credit agreement replaces our previous credit agreement with Wells Fargo Bank which terminated on June 20, 2017 and resulted in a loss on the extinguishment of debt of $175 primarily related to legal and terminations fees.

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 4.8% as of December 31, 2018. We had borrowings on our line of credit of $9,264 and $8,503 outstanding as of December 31, 2018 and December 31, 2017, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

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

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2018 and 2017, we had unused availability under our line of credit of $6,137 and $4,231, respectively, supported by our borrowing base. The line is secured by substantially all of our assets.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Long-term debt balances at December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,	December 31,
(in thousands)	2018	2017
Term note payable - Bank of America

Real estate term note bearing interest at one-month LIBOR + 2.25% (4.8% and 4.5% as of December 31, 2018 and 2017, respectively) maturing June 15, 2022 with monthly payments of approximately $41,000 plus interest secured by substantially all assets.	$4,253	$4,751

Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019.	156	394

Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019.	203	512
	4,612	5,657
Discount on Devicix Notes Payable	(23)	(63)
Debt issuance Costs	(185)	(238)
Total long-term debt	4,404	5,356
Current maturities of long-term debt	(780)	(1,003)
Long-term debt - net of current maturities	$3,624	$4,353

Future maturity requirements for long-term debt outstanding as of December 31, 2018, are as follows:

Years Ending December 31,	Amount
2019	$857
2020	498
2021	498
2022	2,759
$4,612

During the third quarter of fiscal year 2017, the Company entered into a five-year lease of equipment used in the normal course of business with a principal borrowing amount of $1,096. The lease qualified as a capital lease and is accounted for accordingly, based on an effective interest rate of 4.97%. As of December 31, 2017, the property held under the capital lease was $1,103.

The Company entered into a second lease in September 2017, with a four year, six-month term used in the normal course of business with a principal borrowing amount of $502. The lease qualified as a capital lease and is accounted for accordingly, based on an effective interest rate of 6.22%. As of December 31, 2017, the property held under the capital lease was $421.  As of December 31, 2018, the Company had no depreciation expense related to the leased assets as it was not in operational use and related implementation costs were not complete.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company has lease financing facilities for property and equipment. The obligations are collateralized by the property underlying lease. Total cost of the leased equipment was $1,624 at December 31, 2018 and $1,524 at December 31, 2017.

Current maturities of capital leases were $337 at December 31, 2018 and $295 at December 31, 2017.

Interest expense related to the leased assets was $91 and $9 for the years ended December 31, 2018 and 2017, respectively. Depreciation expense related to the leased assets was $201 and $0 for the years ended December 31, 2018 and 2017, respectively.

Approximate future minimum lease payments under non-cancelable capital leases subsequent to December 31, 2018 are as follows:

Years Ending
December 31,	Amount
2019	$398
2020	398
2021	398
2022	211
2023	2
Total noncancelable future lease commitments	$1,407
Less: interest	(119)
Present value of obligations under capital leases	$1,288

NOTE 5. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted. The legislation significantly changed U.S. tax law by lowering the federal corporate tax rate from 34.0% to 21.0%, effective January 1, 2018, modifying the foreign earnings deferral provisions, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017. Effective for 2018 and forward, there is a tax on global intangible low-taxed income provisions (“GILTI”). As of December 31, 2017, two provisions that affected the consolidated financial statements were the corporate tax rate reduction and the one-time toll charge. As the corporate tax rate reduction was enacted in 2017 and effective January 1, 2018, we appropriately accounted for the tax rate change in the valuation of our deferred taxes. As a result of GILTI, we recorded a tax expense of $296 in 2018.

Global Intangible Low Taxed Income (GILTI): The Tax Act creates a new requirement that certain income (i.e. GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. Shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of 1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over 2) the amount of certain interest expense taken into

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

account in the determination of net CFC-tested income. Under U.S. GAAP, we are allowed to make an accounting policy choice of either 1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or 2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). We have selected the period cost method. As a result, we have not provided deferred taxes related to the temporary differences that upon reversal will affect the amount of income subject to GILTI in the period.

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides us with up to one year to finalize accounting for the impacts of U.S. Tax Reform. In 2017, we estimated the provisional tax impacts related to the toll charge, deferred income taxes, including the impacts of the change in corporate tax rate, and out indefinite reinvestment assertion. As of the fourth quarter of 2018, we have completed our accounting for the tax effects of U.S. Tax Reform and determined we would not be subject to the one-time transition tax. The total impact was calculated to be $223.

The income tax expense for the years ended December 31, 2018 and 2017 consists of the following:

(in thousands)	2018	2017

Current taxes - Federal	$(38)	$(124)
Current taxes - State	10	10
Current taxes - Foreign	334	49
Deferred taxes - Federal	—	176
Deferred taxes - State	—	239
Deferred taxes - Foreign	20	25
Income tax expense	$326	$375

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The statutory rate reconciliation for the years ended December 31, 2018 and 2017 is as follows:

(in thousands)	2018	2017
Statutory federal tax provision (benefit)	$107	$(704)
State income tax benefit	(36)	(117)
Effect of foreign operations	52	(88)
Uncertain tax positions	(19)	—
Income tax credits	—	(112)
Valuation allowance	(199)	1,011
Permanent differences	15	8
Global Intangile Low-Taxed Income Effect	296	—
Return to Provision - Credits and NOL	176	—
Deferred adjustments	(62)	—
Loss of Section 199 due to carryback claim	—	46
Effects of tax reform	—	280
Other	(4)	51
Income tax expense	$326	$375

Income (loss) from operations before income taxes was derived from the following sources:

(in thousands)	2018	2017
Domestic	$(1,090)	$(2,831)
Foreign	1,582	760
Total	$492	$(2,071)

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Deferred tax assets (liabilities) at December 31, 2018 and 2017, consist of the following:

(in thousands)	2018	2017
Deferred Tax
Allowance for uncollectable accounts	$53	$49
Inventories reserve	267	198
Accrued vacation	145	194
Amortization	—	191
Stock-based compensation and equity appreciation rights	54	23
Net operating loss carryforwards	175	359
Tax credit carryforwards	449	613
Other	76	24
	1,219	1,651
Valuation allowance	(614)	(1,146)
Deferred tax assets	605	505

Prepaid expenses	(40)	(165)
Section 481(a) adjustment	(249)	—
Property and equipment	(316)	(319)
Deferred tax liabilities	(605)	(484)
Net deferred tax assets	$—	$21

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

At December 31, 2018, we had federal general business tax credit carryforwards of $284 that will begin to expire in 2028 and a federal net operating loss (“NOL”) carry forward of $23 that will begin to expire in 2037, if unused. For U.S. state tax purposes we have Minnesota R&D credit carryforwards of $198 and

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

various state net operating loss carryforwards of $400 for Iowa, $4 for Montana, $1,168 for Minnesota, $662 for Wisconsin.  The state credits and NOLs expire at various years starting in 2024.

The tax effects from an uncertain tax positions can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the years ended December 31, 2018 and 2017 (in thousands):

Balance as of December 31, 2016	$52

Tax positions related to 2017:
Additions based on tax positions related to the current year	22
Statute of limitations	(22)
Balance as of December 31, 2017	$52

Tax positions related to current year:
Additions based on tax positions related to the current year	—
Statute of limitations	(19)
Balance as of December 31, 2018	$33

The $33 of unrecognized tax benefits as of December 31, 2018 includes amounts which, if ultimately recognized, will reduce our annual effective tax rate. In prior years, it was included in other long-term liabilities on the accompanying consolidated balance sheets. In 2018, the amount has been netted against the applicable deferred tax asset as any adjustment would reduce the recorded asset.

Our policy is to accrue interest and any penalties related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2018 and 2017 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  As of December 31, 2018, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year 2012.

NOTE 6. 401(K) RETIREMENT PLAN

We have a 401(k) profit sharing plan (the 401(k) Plan) for our employees. The 401(k) Plan is a defined contribution plan covering substantially all of our U.S. employees. Employees are eligible to participate in the Plan after completing three months of service and attaining the age of 18. Employees are allowed to contribute up to 60% of their wages to the 401(k) Plan. Historically we have matched 25% of the employees’ contributions up to 6% of covered compensation. We made contributions of approximately $286 and $287 during the years ended December 31, 2018 and 2017, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 7. INCENTIVE PLANS

Stock Options

On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the 2005 Plan) and eliminated the remaining 172,500 option shares available for grant under the prior 2003 Plan effective February 23, 2005. The total number of shares of common stock that may be granted under the 2005 Plan is 200,000. The 2005 Plan has not been renewed, and therefore no further grants may be made under the 2005 Plan. The 2005 Plan provides that option shares granted come from our authorized but unissued common stock. Under the 2005 Incentive Compensation Plan, there were no stock options granted during the years ended December 31, 2017 and 2016. In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. There were 134,000 and 150,000 options granted during the year ended December 31, 2018 and 2017, respectively. For both of the above plans, The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A summary of option activity as of and for the year-ended December 31, 2018 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — January 1, 2017	37,750	$4.75
Granted	150,000	3.43
Exercised	—	—
Cancelled	—	—
Outstanding — December 31, 2017	187,750	$3.70	8.13	$74,070
Granted	134,000	3.36
Exercised	—	—
Cancelled	(97,000)	(3.84)
Outstanding — December 31, 2018	224,750	$3.44	8.60	$52,715
Exercisable on December 31, 2018	44,750	$3.65	6.59	$8,075

There were no options exercises during the years ended December 31, 2018 and 2017. Total compensation expense related to stock options for the years ended December 31, 2018 and 2017 was $126 and $43, respectively. As of December 31, 2018, there was $160 of unrecognized compensation which will vest over the next 4.05 years.

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

During the year ended December 31, 2016, we granted 31,666 Units with a base date of January 1, 2016 and a vesting date of January 1, 2019. During the year-ended December 31, 2017, we granted a total of 100,000 Units with a vesting date of December 31, 2019.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Total compensation expense (income) related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $0 and ($22) for the years ended December 31, 2018 and 2017, respectively. The expense (income) for the years ended December 31, 2018 and 2017 was the result of a change in the estimate of the appreciation of book value per share of common stock.

A summary of the liability as of December 31 and changes during the years then ended, is as follows:

(in thousands)	2018	2017
Beginning Balance	$—	$45
Reductions	—	(22)
Payments	—	(23)
Ending Balance	$—	$—

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

We have various operating leases for production and office equipment, office space, and buildings under non-cancelable lease agreements expiring on various dates through 2029.

Rent expense for the years ended December 31, 2018 and 2017 totaled approximately $1,376 and $1,271 respectively.

On February 21, 2018, we entered into a ten-year lease agreement for a 77,000 square foot manufacturing facility in Nuevo Leon, Mexico which we took occupancy during the fourth quarter of 2018.  The Lease Agreement provides for monthly rent payments of approximately $43. This facility replaced the Monterrey, Mexico facility lease which expired January 31, 2019.

Approximate future minimum lease payments under non-cancelable leases are as follows:

Years Ending
December 31,	Amount
2019	$1,024
2020	858
2021	722
2022	726
2023	738
Thereafter	3,380
Total	$7,448

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our consolidated financial statements or results of operations.

Executive Life Insurance Plan

During 2002, we set up an Executive Bonus Life Insurance Plan (the Plan) for our key employees (participants). Pursuant to the Plan, we will pay a bonus to officer participants of 15% and a bonus to all other participants of 10% of the participants’ base annual salary, as well as an additional bonus to cover federal and state taxes incurred by the participants. The participants are required to purchase life insurance and retain ownership of the life insurance policy once it is purchased. The Plan provides a five-year graded vesting schedule in which the participants vest at a rate of 20% each year. Should a participant terminate employment prior to the fifth year of vesting, that participant may be required to reimburse us for any unvested amounts, under certain circumstances. Expenses under the Plan were $0 and $207 for the years ended December 31, 2018 and 2017, respectively. On December 13, 2017, the Plan was terminated.

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

In the event of an involuntarily termination in connection with a change of control as defined in the agreements, each Executive would receive their base salary, annual bonus at time of termination, and continued participation in health, disability and life insurance plans for a period of three years for officers and two years for all other participants. Participants would also receive professional outplacement services up to $10, if applicable. Each Agreement remains in full force until the Executive terminates employment or we terminate the employment of the Executive.

Stock Repurchase Plan

The $250 share repurchase program, authorized by our Board of Directors in August 2017, expired in July 2018 with no authorized repurchases remaining under this program. Under this repurchase program, we repurchased 55,199 shares totaling $201 during the year ended December 31, 2018. In August 2018, the Board of Directors approved an additional $250 share repurchase program. Under this repurchase program, we repurchased 21,002 shares totaling $81 during the year ended December 31, 2018.

As of December 31, 2017, we had a $250 share repurchase program which was authorized by our Board of Directors in August 2017. Under this repurchase program, we repurchased 8,581 shares in open market transactions totaling $30, during the year ended December 31, 2017. As of December 31, 2017, we had a $220 authorized balance remaining under this share repurchase program. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Executive Separation Agreement

The Company entered into a Separation Agreement with Matt Mahmood, our former Chief Operating Officer, effective October 5, 2018.  In connection with the Separation Agreement, the Company recognized approximately $235 in expense during the year ended December 31, 2018 related to separation payments.  As of December 31, 2018, approximately $177 is included in accrued payroll and commissions on the consolidated balance sheet which is expected to be paid in full during 2019.

NOTE 9. PLANT CLOSURE

On January 31, 2017, the Company closed its manufacturing operations in Augusta, Wisconsin. The Company operated a facility in Augusta since 1992, serving mainly an industrial customer base and defense overflow production that aligned with their custom cable capabilities. The Company consolidated its Augusta operations with its other facilities, continuing to serve customers without interruption. This consolidation increased the Company’s overall asset utilization and cost leveraging. On March 31, 2017, the Company closed on the sale of the Augusta building and building improvements for $715. The Augusta building and building improvements had a net book value of $314, recognizing a gain on the sale, net of related expenses, of $354, and applied the net proceeds of $668 towards the outstanding real estate term note.

NOTE 10. RELATED PARTY TRANSACTIONS

During 2016, the Company entered into a consulting arrangement with a company co-owned by Matt Mahmood, who became the Chief Operating Officer of the Company on May 20, 2017 and who resigned from the Company on October 5, 2018. For the years ended December 31, 2018 and 2017, expenses were incurred in the amounts of $50, and $97, respectively.

On February 22, 2018, the Company entered into a Consulting Agreement with Crosscourt Group, LLC, a limited liability company owned and managed by William Murray, formerly an independent director of the Company. Mr. Murray resigned from this position in May 2018. The term of the Consulting Agreement was three months and ended in the second quarter of 2018. For the year ended December 31, 2018, expenses were incurred in the amounts of $68.

NOTE 11. SUBSEQUENT EVENTS

Effective January 1, 2019, the Company entered into an employment agreement with Jay D. Miller as the Company’s Interim President. Effective February 27, 2019, the Company entered into an employment agreement with Jay D. Miller as the Company’s President and Chief Executive officer.  In connection with the employment agreements, the Company granted 7,500 stock options that vested on January 1, 2019, 125,000 stock options that vest annually over five years, 100,000 equity appreciation rights units and 25,000 shares of the Company’s common stock.

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework of 2013. Based on our assessment, we concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of the Registrant will be included in the Registrant’s 2018 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The company has adopted a code of conduct applicable to all officers, directors, and employees. A copy of this code of conduct will be provided to any person, without charge, upon request from Nortech c/o Chief Financial Officer 7550 Meridian Circle N # 150, Maple Grove, MN 55369.

Item 11.   Executive Compensation

Information regarding executive compensation of the Registrant will be included in the Registrant’s 2018 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant’s 2018 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant’s 2018 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2018.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Registrant’s 2018 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this Item will be included in the Registrant’s 2018 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

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

3.2                               Bylaws (amended and restated through March 13, 2019)*

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

10.25      Separation and Release of claims dated October 10, 2018 between Nortech Systems Inc. and Mohammed Mahmood (incorporated by reference to Form 8-K filed October 10, 2018)

10.26      Amendment to Amended and Restated Employment Agreement between Nortech Systems Inc. and Richard Wasielewski dated December 19, 2018 (incorporated by reference to Form 8-K filed December 21, 2018)

10.27      Employment Agreement between Nortech Systems Inc. and Jay D. Miller to serve as Interim President dated effective January 1, 2019 (incorporated by reference to Form 8-K filed December 21, 2018)

10.28      Employment Agreement between Nortech Systems Inc. and Jay D. Miller to serve as President and CEO dated effective February 27, 2019 (incorporated by reference to Form 8-K filed February 20, 2019)

21           Subsidiaries of Nortech Systems Incorporated*

23           Consent of Baker Tilly Virchow Krause, LLP*

31.1                        Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2                        Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1                        Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101                           Financial statements from the annual report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

*                                         Filed electronically herewith.

**                                  Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated

Registrant

By:	/s/ Jay D. Miller	April 1, 2019
Jay D. Miller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jay D. Miller	April 1, 2019
Jay D. Miller
President and Chief Executive Officer (principal executive officer) and Director

By:	/s/ Constance M. Beck	April 1, 2019
Constance M. Beck
Chief Financial Officer (principal financial and accounting officer)

By:	/s/ David B. Kunin	April 1, 2019
David B. Kunin, Chairman and Director

By:	/s/ Kathleen P. Iverson	April 1, 2019
Kathleen P. Iverson, Director

By:	/s/ Michael J. Kennedy	April 1, 2019
Michael J. Kennedy, Director

By:	/s/ Ryan P. McManus	April 1, 2019
Ryan P. McManus, Director

By:	/s/ Steven J. Rosenstone	April 1, 2019
Steven J. Rosenstone, Director