Form 10-Q
period 2019-03-31
NORTECH SYSTEMS INC
filed 2019-05-15
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices: 7550 Meridian Circle N., Suite # 150, Maple Grove, MN 55369

Telephone number: (952) 345-2244

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of $.01 par value common stock outstanding at May 2, 2019 was 2,684,672.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $.01 per share	NSYS	NASDAQ Capital Market

PART 1

ITEM 1.  FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018

Net Sales	$28,165	$26,447

Cost of Goods Sold	25,204	23,419

Gross Profit	2,961	3,028

Operating Expenses
Selling Expenses	761	1,039
General and Administrative Expenses	2,304	2,109
Total Operating Expenses	3,065	3,148

Loss From Operations	(104)	(120)

Other Expense
Interest Expense	(245)	(172)

Loss Before Income Taxes	(349)	(292)

Income Tax Expense	14	99

Net Loss	$(363)	$(391)

Loss Per Common Share - Basic and Diluted	$(0.14)	$(0.14)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,659,859	2,720,609

Other comprehensive loss
Foreign currency translation	56	72
Comprehensive loss, net of tax	$(307)	$(319)

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31,	DECEMBER 31,
	2019	2018 (1)
	(Unaudited)
ASSETS
Current Assets
Cash	$310	$480
Restricted Cash	427	467
Accounts Receivable, less allowances of $246 and $222	23,092	20,093
Inventories	15,984	17,004
Contract Assets	8,584	6,431
Prepaid Expenses and Other Current Assets	2,133	1,381
Total Current Assets	50,530	45,856

Property and Equipment, Net	9,886	10,178
Operating Lease Assets	5,388	—
Goodwill	2,375	2,375
Other Intangible Assets, Net	1,469	1,523
Other Non Current Assets	28	28
Total Assets	$69,676	$59,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$586	$780
Current Portion of Finance Lease Obligations	359	337
Current Portion of Operating Lease Obligations	811	—
Accounts Payable	21,140	18,142
Accrued Payroll and Commissions	2,136	2,747
Other Accrued Liabilities	3,112	2,886
Total Current Liabilities	28,144	24,892

Long-Term Liabilities
Long Term Line of Credit	11,294	9,264
Long-Term Debt, Net	3,513	3,624
Long-Term Finance Lease Obligation, Net	864	951
Long-Term Operating Lease Liabilities, Net	4,813	—
Other Long-Term Liabilities	118	139
Total Long-Term Liabilities	20,602	13,978

Total Liabilities	48,746	38,870

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,684,672 and 2,663,049 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	15,757	15,610
Accumulated Other Comprehensive Loss	(177)	(233)
Retained Earnings	5,073	5,436
Total Shareholders’ Equity	20,930	21,090
Total Liabilities and Shareholders’ Equity	$69,676	$59,960

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

(1)         The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
Cash Flows From Operating Activities
Net Loss	$(363)	$(391)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities
Depreciation and Amortization	570	561
Compensation on Stock-Based Awards	160	20
Deferred Taxes	—	(1)
Change in Accounts Receivable Allowance	24	—
Change in Inventory Reserves	51	183
Changes in Current Operating Items
Accounts Receivable	(3,001)	(762)
Inventories	985	229
Contract Assets	(2,154)	308
Prepaid Expenses and Other Current Assets	(819)	81
Accounts Payable	3,209	317
Accrued Payroll and Commissions	(611)	(579)
Other Accrued Liabilities	511	576
Net Cash (Used in) Provided by Operating Activities	(1,438)	542
Cash Flows from Investing Activities
Purchase of Intangible Asset	—	(4)
Purchases of Property and Equipment	(396)	(288)
Net Cash Used in Investing Activities	(396)	(292)
Cash Flows from Financing Activities
Net Change in Line of Credit	2,030	146
Principal Payments on Long-Term Debt	(328)	(222)
Principal Payments on Finance Leases	(65)	(82)
Share Repurchases	(13)	(126)
Net Cash Provided by (Used in) Financing Activities	1,624	(284)

Effect of Exchange Rate Changes on Cash	—	46

Net Change in Cash	(210)	12
Cash - Beginning of Period	947	779

Cash - Ending of Period	$737	$791

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets
Cash	$310	$466
Restricted Cash	427	325
Total restricted cash reported in the condensed consolidated statements of cash flows	$737	$791

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$224	$139

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	78	68

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

				Accumulated
			Additional	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Retained Income	Shareholders’

BALANCE DECEMBER 31, 2017	250	27	15,760	(101)	3,889	19,825
Net loss	—	—	—	—	(391)	(391)
Cumulative Adjustment	—	—	—	—	1,382	1,382
Foreign currency translation adjustment	—	—	—	72	—	72
Compensation on stock-based awards	—	—	20	—	—	20
Share repurchases	—	—	(126)	—	—	(126)

BALANCE MARCH 31, 2018	$250	$27	$15,654	$(29)	$4,880	$20,782

BALANCE DECEMBER 31, 2018	$250	$27	$15,610	$(233)	$5,436	$21,090
Net loss	—	—	—	—	(363)	(363)
Foreign currency translation adjustment	—	—	—	56	—	56
Compensation on stock-based awards	—	—	160	—	—	160
Share repurchases	—	—	(13)	—	—	(13)

BALANCE MARCH 31, 2019	$250	$27	$15,757	$(177)	$5,073	$20,930

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the interim periods have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Stock-Based Awards

Following is the status of all stock options as of March 31, 2019:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2019	224,750	$3.44
Granted	137,500	4.53
Exercised	—	—
Cancelled	(23,250)	3.85
Outstanding - March 31, 2019	339,000	$3.85	9.12	$298
Exercisable - March 31, 2019	36,166	$3.46	7.71	$46

The 2005 Plan has not been renewed, and therefore no further grants may be made under the 2005 Plan. In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. There were 137,500 stock options granted during the three months ended March 31, 2019.

Total compensation expense related to stock options for the three months ended March 31, 2019 and 2018 was $43 and $20, respectively. As of March 31, 2019, there was $402 of unrecognized compensation which will vest over the next 3.29 years.

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

During the three months ended March 31, 2019, there were 100,000 Units granted.  Total compensation expense (income) related to the vested outstanding Units based on the estimated appreciation over their remaining terms was $0 for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, there were 25,000 restricted shares awarded that vested immediately that had expense of $116.

Net Loss per Common Share

For both the three months ended March 31, 2019 and 2018, the Company reported a net loss and all stock options are deemed to be antidilutive and, therefore, were not included in the computation of loss per common share amount.

Share Repurchase Program

As of March 31, 2019, we have a $250 share repurchase program which was authorized by our Board of Directors in August 2017. Under this repurchase program, we repurchased 3,377 shares in open market transactions totaling $13 for the three months ended March 31, 2019.  The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The March 31, 2019 balance included cash collateral required to be held against our corporate employee purchasing card program and lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day. As of March 31, 2019, we had no outstanding letters of credit.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable at both March 31, 2019 and December 31, 2018 have been reduced by an allowance for doubtful accounts of $246 and $222, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows:

	March 31,	December 31,
	2019	2018
Raw Materials	$16,197	$16,769
Work in Process	698	1,015
Finished Goods	252	332
Reserves	(1,163)	(1,112)

Total	$15,984	$17,004

Other Intangible Assets

Other intangible assets at March 31, 2019 and December 31, 2018 are as follows:

		March 31, 2019
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$542	$760
Intellectual Property	3	100	69	31
Trade Names	20	814	153	661
Patents	7	17	—	17
Totals		$2,233	$764	$1,469

		December 31, 2018
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$506	$796
Intellectual Property	3	100	61	39
Trade Names	20	814	143	671
Patents	7	17	—	17
Totals		$2,233	$710	$1,523

Amortization expense for the three months ended March 31, 2019 and March 31, 2018 was $54 and $55, respectively.

Estimated future annual amortization expense (not including projects in process) related to these assets is approximately as follows:

Year	Amount
Remainder of 2019	$165
2020	191
2021	185
2022	185
2023	185
Thereafter	541
Total	$1,452

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. No events were identified during the three months ended March 31, 2019 that would require us to test for impairment. In testing goodwill for impairment, we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary.

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment and intangible assets, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. No impairment expense was recorded during the three months ended March 31, 2019 or 2018.

Recently Adopted Accounting Standards

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). This ASU requires lessees to recognize lease assets and lease liabilities on the balance sheet. Under the new guidance, lessor accounting is largely unchanged.  We have elected to adopt the standard on the modified retrospective basis. We have also elected the package of practical expedients, which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we have elected the short-term lease recognition whereby we will not recognize operating lease related assets or liabilities for leases with a lease term less than one year. We did not elect the hindsight practical expedient to determine the reasonably certain term of existing leases.

The impact of adopting the new lease standard was the recognition of $5,731 of lease assets and lease liabilities related to our operating leases. The adoption of the new lease standard had no impact to our Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows or Condensed Consolidated Statements of Equity.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $310 in cash at March 31, 2019, approximately $276 was held at banks located in China. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three months ended March 31, 2019 and 2018. One division accounted for approximately 23% and 19% of net sales for the three months ended March 31, 2019 and 2018, respectively. The other division accounted for approximately 3% and 1% of net sales for the three months ended March 31, 2019 and 2018, respectively.  Together they accounted for approximately 26% and 20% of net sales for the three months ended March 31, 2019 and 2018, respectively.  Accounts receivable from the customer at March 31, 2019 and December 31, 2018 represented approximately 25% and 16% of our total accounts receivable, respectively.

Export sales represented approximately 19% of net sales for the three months ended March 31, 2019 and 2018.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced.  If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 91% of our revenue for the three months ended March 31, 2019 and 2018. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheets, consist of unbilled amounts related to revenue recognized over time.  Significant changes in the contract assets balance during the three months ended March 31, 2019 was as follows (in thousands):

Outstanding at January 1, 2019	$6,431
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(4,012)
Product transferred over time	6,165
Outstanding at the end of period	$8,584

We expect substantially all of the remaining performance obligations for the contract assets recorded as of March 31, 2019, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following table summarizes our net sales by market for the three months ended March 31, 2019:

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$4,103	$20	$122	$4,245
Medical	14,495	35	409	$14,939
Industrial	8,140	597	244	8,981
Total net sales	$26,738	$652	$775	$28,165

The following table summarizes our net sales by market for the three months ended March 31, 2018:

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$4,623	$48	$195	$4,866
Medical	9,434	482	405	10,321
Industrial	9,992	843	425	11,260
Total net sales	$24,049	$1,373	$1,025	$26,447

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and amended effective December 29, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2022. The credit arrangement also has a $5,000 real estate term note outstanding with a maturity date of June 15, 2022.

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 5.6% and 3.0% as of March 31, 2019 and 2018, respectively. We had borrowings on our line of credit of $11,294 and $9,264 outstanding as of March 31, 2019 and December 31, 2018. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

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

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At March 31, 2019, we had unused availability under our line of credit of $4,706, supported by our borrowing base. The line is secured by substantially all of our assets.

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

Long-term debt at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Real estate term notes bearing interest at one-month LIBOR + 2.25% (4.8% as of March 31, 2019 and December 31, 2018) maturing June 15, 2022 with monthly payments of approximately $41 plus interest secured by substantially all assets.	$4,129	$4,253

Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	67	156

Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	87	203
	4,283	4,612

Discount on Devicix Notes Payable	(13)	(23)
Debt issuance Costs	(172)	(185)

Total long-term debt	4,098	4,404
Current maturities of long-term debt	(586)	(780)
Long-term debt - net of current maturities	$3,512	$3,624

NOTE 5.  LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At March 31, 2019, we do not have material lease commitments that have not commenced.

The components of lease expense were as follows:

Three Months Ended March 31,
Lease Cost	2019
Operating lease cost	$274
Finance lease interest cost	17
Finance lease amortization expense	65
Total lease cost	$356

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	March 31, 2019
Assets
Operating lease assets	Operating lease assets	$5,387
Finance lease assets	Property, Plant and Equipment	1,358
Total leased assets		6,745

Liabilities
Current
Current operating lease liabilities	Current Portion of Operating Lease Obligations	811
Current finance lease liabilities	Current Portion of Finance Lease Obligations	359
Noncurrent
Long-term operating lease liabilities	L-T Operating Lease Liabilities, Net	4,813
Long term finance lease liabilities	L-T Finance Lease Obligations, Net	864
Total lease liabilities		$6,847

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,
2019
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$107
Right-of-use assets obtained in exchange for lease obligations	$—

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
Remaining 2019	$671	$320	$991
2020	858	398	1,256
2021	722	398	1,120
2022	726	223	949
2023	738	2	740
Thereafter	3,380	—	3,380
Total lease payments	$7,095	$1,341	$8,436
Less: Interest	(1,471)	(118)	(1,589)
Present value of lease liabilities	$5,624	$1,223	$6,847

The lease term and discount rate at March 31, 2019 were as follows:

March 31,
2019
Weighted-average remaining lease term (years)
Operating leases	8.3
Finance leases	3.7
Weighted-average discount rate
Operating leases	4.8%
Finance leases	5.4%

Rent expense for our operating leases the three months ended March 31, 2018 as accounted under ASC 840, Leases, was $335.

The future minimum lease commitments as of December 31, 2018, under ASC 840 are as follows:

Operating Leases
2019	$1,024
2020	858
2021	722
2022	726
2023	738
Thereafter	3,380
Total minimum obligations	$7,448

NOTE 6.  INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three months ended March 31, 2019 and 2018 was (4%) and (34%), respectively. Our effective tax rate for the year ended December 31, 2019 is expected to be 19% compared to 64% for the year ended December 31, 2018.  The decrease in rate mainly relates to: (1) a higher ratio of projected annual pre-tax book income compared to permanent differences; (2) the Company’s ability to reduce the impact of global intangible low-taxed income (“GILTI”).

NOTE 7.  RELATED PARTY TRANSACTIONS

During 2016, the Company entered into a consulting arrangement with a company co-owned by Matt Mahmood, who became the Chief Operating Officer of the Company on May 20, 2017 and who resigned from the Company on October 5, 2018. For the three months ended March 31, 2019 and 2018, expenses were incurred in the amounts of $0, and $12 respectively.

On February 22, 2018, the Company entered into a Consulting Agreement with Crosscourt Group, LLC, a limited liability company owned and managed by William Murray, formerly an independent director of the Company.  Mr. Murray resigned from this position in May 2018. The term of the Consulting Agreement was three months and ended in the second quarter of 2018. The Company is paying severance benefits per his employment and separation agreements of $235 over 12 months, to be paid in full during 2019, which was fully expensed in the fourth quarter of 2018.

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

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Net Sales	100.0%	100.0%
Cost of Goods Sold	89.5	88.5
Gross Profit	10.5	11.5

Selling Expenses	2.7	3.9
General and Administrative Expenses	8.1	8.0
Loss from Operations	(0.3)	(0.4)

Other Expenses	(0.9)	(0.7)
Loss Before Income Taxes	(1.2)	(1.1)

Income Tax Expense (Benefit)	0.1	0.4
Net Loss	(1.3)%	(1.5)%

Net Sales

Net sales were $28.2 million in the first quarter of 2019, as compared to $26.4 million in the first quarter of the prior year, an increase of $1.8 million or 6.5%. Net sales results were varied by markets, the medical market increased by $4.6 million or 44.7% with medical component products accounting for 60% of the increase and medical devices the remaining 40%. The industrial market sector was down $2.3 million or 20.2% in the first quarter of 2019 as compared to the same quarter of 2018. Net sales from the aerospace and defense markets decreased by $0.6 million or 12.8% in the first quarter of 2019 as compared to the first quarter of 2018.

Net sales by our major EMS industry markets for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	March 31,		%
	2019	2018	Change
Aerospace and Defense	$4,245	$4,866	(12.8)
Medical	14,939	10,321	44.7
Industrial	8,981	11,260	(20.2)
Total Net Sales	$28,165	$26,447	6.5

Net sales by timing of transfer of goods and services for the three months ended March 31, 2019 is as follows (in thousands):

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$4,103	20	122	$4,245
Medical	14,495	35	409	14,939
Industrial	8,140	597	244	8,981
Total Net sales	$26,738	$652	$775	$28,165

Net sales by timing of transfer of goods and services for the three months ended March 31, 2018 is as follows (in thousands):

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$4,623	$48	$195	$4,866
Medical	9,434	482	405	10,321
Industrial	9,992	843	425	11,260
Total Net sales	$24,049	$1,373	$1,025	$26,447

Backlog

Our 90-day shipment backlog as of March 31, 2019 was $31.4 million, a 14.8% increase from the beginning of the quarter and a 43.2% increase as compared to the prior year. Backlog for our medical customers has increased 20.8% from the beginning of the quarter and increased 80.6% compared to the prior year. The aerospace and defense backlog increased 0.6% from the beginning of the quarter and increased 15.5% from the prior year.   Our industrial customers’ backlog increased 14.7% from the beginning of the quarter and increased 13.5% from the prior year. Our backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be transferred within 180 days.

90-day shipment backlog by our major EMS industry markets are as follows (in thousands):

	Shipment Backlog as of the Quarter Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Aerospace and Defense	$6,027	$5,993	$5,220
Medical	17,256	14,285	9,556
Industrial	8,130	7,088	7,166
Total Backlog	$31,413	$27,366	$21,942

Our 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

Gross Profit

Gross profit as a percent of net sales 10.5%  and 11.5% for the three months ended March 31, 2019 and 2018, respectively.  This decline in gross profit as a percent of net sales is mainly due to product and customer mix.

Selling Expense

Selling expenses for the three months ended March 31, 2019 and 2018 was $0.8 million or 2.7% of sales and $1.0 million or 3.9% of sales, respectively. The decrease in selling expenses for 2019 is due to lower sales incentives.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2019 and 2018, were $2.3 million or 8.1% of sales and $2.1 million or 8.0% of sales, respectively.

Loss from Operations

First quarter 2019 loss from operations was less than $0.1 million compared to a loss of $0.1 million for the first quarter in 2018.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three months ended March 31, 2019 and 2018 was (4%) and (34%), respectively. Our effective tax rate for the year ended December 31, 2019 is expected to be 19% compared to 64% for the year ended December 31, 2018.  The decrease in rate mainly relates to: (1) a higher ratio of projected annual pre-tax book income compared to permanent differences; (2) the Company’s ability to reduce the impact of global intangible low-taxed income (“GILTI”).

Net Loss

Net loss for the three months ended March 31, 2019 and 2018 was $0.4 million or $0.14 per basic and diluted common share.

Liquidity and Capital Resources

Net cash used by operating activities for the three months ended March 31, 2019 was $1.4 million. The increase in accounts receivable and contract assets negatively impacted cash flows, partially offset by an increase in accounts payable and decrease in inventory.

Net cash used in investing activities of $0.4 million for the three months ended March 31, 2019, was the result of property and equipment purchases to support the business.

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

On March 31, 2019, we had outstanding advances of $11.3 million under the line of credit and unused availability of $4.7 million supported by our borrowing base. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs. Our working capital was $22.4 million and $20.7 million as of March 31, 2019 and December 31, 2018, respectively.

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

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results could differ from these estimates.

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

•                  Risks related to quality, regulatory, securities laws and debt covenant noncompliance;

•                  Loss of a major customer or changes to customer orders;

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

Please refer to forward-looking statements and risks as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

Except for the implementation of certain internal controls related to the adoption of the new lease standard (ASC 842), there was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 1A. RISK FACTORS

We are affected by the risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended under the heading “Part I — Item 1A.Risk Factors.” There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding the repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 - January 31, 2019	3,377	$3.87	3,377	$153,148
February 1 - February 28, 2019	—	$—	—	$153,148
March 1 - March 31, 2019	—	$—	—	$153,148
Total	3,377	$3.87	3,377	$153,148

As of March 31, 2019, we had a $250,000 share repurchase program with $153,148 remaining under this program.

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: May 15, 2019	by	/s/ Jay D. Miller

Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: May 15, 2019	by	/s/ Constance M. Beck

Constance M. Beck
Vice President and Chief Financial Officer
Nortech Systems Incorporated