Form 10-Q
period 2019-06-30
NORTECH SYSTEMS INC
filed 2019-08-14
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices: 7550 Meridian Circle N., Suite # 150, Maple Grove, MN 55369

Telephone number: (952) 345-2244

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	NSYS	NASDAQ Capital Market

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

No Number of shares of $.01 par value common stock outstanding at August 5, 2019 was 2,657,314.

PART 1

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018

Net Sales	$27,292	$28,538	$55,457	$54,985

Cost of Goods Sold	24,967	24,721	50,171	48,140

Gross Profit	2,325	3,817	5,286	6,845

Operating Expenses
Selling Expenses	797	1,037	1,558	2,075
General and Administrative Expenses	2,737	2,046	5,041	4,155

Total Operating Expenses	3,534	3,083	6,599	6,230

(Loss) Income From Operations	(1,209)	734	(1,313)	615

Other Expense
Interest Expense	(279)	(209)	(524)	(382)

(Loss) Income Before Income Taxes	(1,488)	525	(1,837)	233

Income Tax Expense	64	135	78	235

(Net Loss) Income	$(1,552)	$390	$(1,915)	$(2)

(Net Loss) Income Per Common Share - Basic and Diluted	$(0.58)	$0.14	$(0.72)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,676,449	2,695,994	2,672,758	2,708,234

Other comprehensive income (loss)
Foreign currency translation	(56)	(126)	-	(54)
Comprehensive (Loss) Income, net of tax	$(1,608)	$264	$(1,915)	$(56)

See Accompanying Condensed Notes to Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30,	DECEMBER 31,
	2019	2018(1)
ASSETS	(Unaudited)
Current Assets
Cash	$399	$480
Restricted Cash	406	467
Accounts Receivable, less allowances of $262 and $222	20,691	20,093
Inventories	16,273	17,004
Contract Assets	7,228	6,431
Prepaid Expenses and Other Current Assets	1,776	1,381
Total Current Assets	46,773	45,856

Property and Equipment, Net	9,512	10,178
Operating Lease Assets	5,202	-
Goodwill	2,375	2,375
Other Intangible Assets, Net	1,439	1,523
Other Non Current Assets	28	28
Total Assets	$65,329	$59,960

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$878	$780
Current Portion of Finance Lease Obligation	364	337
Current Portion of Operating Lease Obligations	826	-
Accounts Payable	16,845	18,142
Accrued Payroll and Commissions	3,118	2,747
Other Accrued Liabilities	2,793	2,886
Total Current Liabilities	24,824	24,892

Long-Term Liabilities
Long Term Line of Credit	12,297	9,264
Long-Term Debt, Net	3,401	3,624
Long Term Finance Lease Obligation, Net	776	951
Long-Term Operating Lease Obligation, Net	4,666	-
Other Long-Term Liabilities	118	139
Total Long-Term Liabilities	21,258	13,978

Total Liabilities	46,082	38,870

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,658,559 and 2,663,049 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	15,682	15,610
Accumulated Other Comprehensive Loss	(233)	(233)
Retained Earnings	3,521	5,436
Total Shareholders' Equity	19,247	21,090
Total Liabilities and Shareholders' Equity	$65,329	$59,960

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

(1) The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2019	2018
Cash Flows From Operating Activities
Net Loss	$(1,915)	$(2)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities
Depreciation and Amortization	1,096	1,108
Compensation on Stock-Based Awards	191	45
Change in Accounts Receivable Allowance	40	(5)
Change in Inventory Reserves	54	73
Changes in Current Operating Items
Accounts Receivable	(646)	(1,886)
Inventories	670	(594)
Contract Assets	(798)	(88)
Prepaid Expenses and Other Current Assets	(395)	(130)
Accounts Payable	(1,087)	3,722
Accrued Payroll and Commissions	596	374
Other Accrued Liabilities	(49)	124
Net Cash (Used in) Provided by Operating Activities	(2,243)	2,741
Cash Flows from Investing Activities
Purchase of Intangible Asset	(25)	(4)
Purchases of Property and Equipment	(545)	(557)
Net Cash Used in Investing Activities	(570)	(561)
Cash Flows from Financing Activities
Net Change in Line of Credit	3,469	(1,361)
Principal Payments on Long-Term Debt	(584)	(545)
Principal Payments on Finance Leases	(96)	(150)
Stock Option Exercises	7	-
Share Repurchases	(126)	(186)
Net Cash Provided By (Used in) Financing Activities	2,670	(2,242)

Effect of Exchange Rate Changes on Cash	-	(46)

Net Change in Cash	(143)	(108)
Cash - Beginning of Period	948	779

Cash - Ending of Period	$805	$671

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets
Cash	$399	$437
Restricted Cash	406	234
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$805	$671

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$477	$317
Cash Paid and Refunded During the Period for Income Taxes	(47)	167

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	180	284

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)

				Accumulated
			Additional	Other	Retained	Total
	Preferred	Common	Paid-In	Comprehensive	Earnings	Shareholders'

BALANCE MARCH 31, 2018	$250	$27	$15,654	$(29)	$4,880	$20,782
Net Income	-	-	-	-	390	390
Cumulative Adjustment	-	-	-	-	(2)	(2)
Foreign currency translation adjustment	-	-	-	(126)	-	(126)
Compensation on stock-based awards	-	-	25	-	-	25
Share repurchases	-	-	(60)	-	-	(60)

BALANCE JUNE 30, 2018	$250	$27	$15,619	$(155)	$5,268	$21,009

BALANCE DECEMBER 31, 2017	$250	$27	$15,760	$(101)	$3,889	$19,825
Net Loss	-	-	-	-	(2)	(2)
Cumulative Adjustment	-	-	-	-	1,381	1,381
Foreign currency translation adjustment	-	-	-	(54)	-	(54)
Compensation on stock-based awards	-	-	45	-	-	45
Share repurchases	-	-	(186)	-	-	(186)

BALANCE JUNE 30, 2018	$250	$27	$15,619	$(155)	$5,268	$21,009

BALANCE MARCH 31, 2019	$250	$27	$15,757	$(177)	$5,073	$20,930
Net Loss	-	-	-	-	(1,552)	(1,552)
Foreign currency translation adjustment	-	-	-	(56)	-	(56)
Compensation on stock-based awards	-	-	31	-	-	31
Share repurchases	-	-	(113)	-	-	(113)
Stock option exercises	-	-	7	-	-	7

BALANCE JUNE 30, 2019	$250	$27	$15,682	$(233)	$3,521	$19,247

BALANCE DECEMBER 31, 2018	$250	$27	$15,610	$(233)	$5,436	$21,090
Net Loss	-	-	-	-	(1,915)	(1,915)
Stock option exercises	-	-	7	-	-	7
Compensation on stock-based awards	-	-	191	-	-	191
Share repurchases	-	-	(126)	-	-	(126)

BALANCE JUNE 30, 2019	$250	$27	$15,682	$(233)	$3,521	$19,247

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

Stock-Based Awards

Following is the status of all stock options as of June 30, 2019:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2019	224,750	$3.44
Granted	169,500	4.44
Exercised	(2,250)	3.20
Cancelled	(23,250)	3.85
Outstanding - June 30, 2019	368,750	$3.88	9.01	$134
Exercisable - June 30, 2019	111,817	$3.46	7.06	$64

The 2005 Plan has not been renewed, and therefore no further grants may be made under the 2005 Plan. In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. There were 137,500 and 169,500 stock options granted during the three and six months ended June 30, 2019, respectively.

Total compensation expense related to stock options for the three months ended June 30, 2019 and 2018 was $32 and $25, respectively and $75 and $45 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $444 of unrecognized compensation which will vest over the next 3.26 years.

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

During the six months ended June 30, 2019, 100,000 Units were granted in the first quarter. During the three and six months ended June 30, 2018, no additional Units were granted.

Total compensation expense (income) related to the vested outstanding Units based on the estimated appreciation over their remaining terms was $0 for the three and six months ended June 30, 2019 and 2018.

During the six months ended June 30, 2019, there were 25,000 restricted shares awarded that vested immediately that had expense of $116 during the first quarter.

Net Income (Loss) per Common Share

For both the three months and six months ended June 30, 2019 and 2018, all stock options are deemed to be antidilutive and, therefore, were not included in the computation of loss per common share amount.

Share Repurchase Program

As of June 30, 2019, we have a $250 share repurchase program which was authorized by our Board of Directors in August 2017. Under this repurchase program, we repurchased 28,363 and 31,740 shares in the open market transactions totaling $113 and $126 for the three and six months ended June 30, 2019, respectively. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The June 30, 2019 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day. As of June 30, 2019, we had no outstanding letters of credit.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable at both the three months ended and six months ended June 30, 2019 have been reduced by an allowance for doubtful accounts of $262 at June 30, 2019 and $222 at December 31, 2018.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Raw Materials	$16,447	$16,769
Work in Process	780	1,015
Finished Goods	212	332
Reserves	(1,166)	(1,112)

Total	$16,273	$17,004

Other Intangible Assets

Other intangible assets at June 30, 2019 and December 31, 2018 are as follows (in thousands):

		June 30, 2019
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$578	$724
Trade Names	3	100	78	22
Intellectual Property	20	814	163	651
Patents	7	42	-	42
Totals		$2,258	$819	$1,439

		December 31, 2018
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$506	$796
Intellectual Property	3	100	61	39
Trade Names	20	814	143	671
Patents	7	17	-	17
Totals		$2,233	$710	$1,523

Amortization expense for the three and six months ended June 30, 2019 was $55 and $109, respectively.

Estimated future annual amortization expense (not including projects in process) related to these assets is approximately as follows (in thousands):

Year	Amount
Remainder of 2019	$109
2020	192
2021	185
2022	185
2023	185
Thereafter	541
Total	$1,397

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. No events were identified during the six months ended June 30, 2018 that would require us to test for impairment. In testing goodwill for impairment, we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than it carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary.

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment and intangible assets, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. No impairment expense was recorded during the three and six months ended June 30, 2019 and 2018.

Recently Issued Accounting Standards

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

The impact of adopting the new lease standard was the recognition of $5,731 of lease assets and lease liabilities related to our operating leases. The adoption of the new lease standard had no impact to our Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows or Condensed Consolidated Statements of Shareholders’ Equity.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $399 in cash at June 30, 2019, approximately $333 was held at banks located in China. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three and six months ended June 30, 2019 and 2018. One division accounted for approximately 21% and 22% of net sales for the three and six months ended June 30, 2019, respectively, and approximately 21% and 20% for both the three and six months ended June 30, 2018. The other division accounted for approximately 2% of net sales for both the three months and six ended June 30, 2019, and approximately 1% net sales for both the three and six months ended June 30, 2018. Together they accounted for approximately 23% and 24% of net sales for the three and six months ended June 30, 2019, respectively, and approximately 22% and 21% of net sales for the three and six months ended June 30, 2018, respectively. Accounts receivable from the customer at June 30, 2019 and December 31, 2018 represented approximately 22% and 16% of our total accounts receivable, respectively.

Export sales represented approximately 17% and 21% of net sales for the three months ended June 30, 2019 and 2018, respectively. Export sales represented 18% and 20% of net sales for the six months ended June 30, 2019 and 2018, respectively.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 91% of our revenue for both the three and six months ended June 30, 2019. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the three and six months ended June 30, 2019 was as follows (in thousands):

Six Months Ended June 30, 2019
Outstanding at January 1, 2019	$6,431
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(4,985)
Product transferred over time	5,782
Outstanding at June 30, 2019	$7,228

We expect substantially all the remaining performance obligations for the contract assets recorded as of June 30, 2019, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$4,155	$222	$205	$4,582
Medical	13,145	218	661	14,024
Industrial	7,428	878	380	8,686
Total net sales	$24,728	$1,318	$1,246	$27,292

	Six Months Ended June 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$8,258	$242	$327	$8,827
Medical	27,640	253	1,070	28,963
Industrial	15,568	1,475	624	17,667
Total net sales	$51,466	$1,970	$2,021	$55,457

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and amended effective December 29, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2022. The credit arrangement also has a $5,000 real estate term note outstanding with a maturity date of June 15, 2022.

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 5.8% and 4.5% as of June 30, 2019 and 2018, respectively. We had borrowings on our line of credit of $12,297 and $9,264 outstanding as of June 30, 2019 and December 31, 2018, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

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

The BofA credit agreement as amended provides for, among other things, a fixed charge coverage ratio of not less than (i) 1.0 to 1.0 for each period of four fiscal quarters, commencing with the period of four fiscal quarters ending December 31, 2018. As of June 30, 2019 we did not meet the fixed charge coverage ratio which was waived by BofA in the second amendment to the credit agreement received on August 13, 2019.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At June 30, 2019, we had unused availability under our line of credit of $3,703, supported by our borrowing base. The line is secured by substantially all of our assets.

As part of the July 1, 2015 Devicix acquisition we entered into two unsecured subordinated promissory notes payable to the seller in the principal amounts of $1,000 and $1,300, which was fully paid off during the three months ended June 30, 2019.

In the second quarter of 2019, our China operations entered into a line of credit arrangement with China Construction Bank which provides for a line of credit arrangement of 6,000,000 Renminbi (RMB) that expires on April 3, 2021. This line of credit bears an interest rate of 6% and we had borrowings of 3,006,204 RMB ($437) at June 30, 2019.

Long-term debt at June 30, 2019 and December 30, 2018 consisted of following:

	June 30,	December 31,
	2019	2018
Real estate term notes bearing interest at one-month LIBOR + 2.25% (4.8% as of June 30, 2019 and December 31, 2018) maturing June 15, 2022 with monthly payments of approximately $41 plus interest secured by substantially all assets.	$4,004	$4,253

China letter of credit arrangement	437	-

Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	-	156

Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	-	203
	4,441	4,612

Discount on Devicix Notes Payable	-	(23)
Debt issuance Costs	(162)	(185)

Total long-term debt	4,279	4,404
Current maturities of long-term debt	(878)	(780)
Long-term debt - net of current maturities	$3,401	$3,624

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At June 30, 2019, we do not have material lease commitments that have not commenced.

The components of lease expense were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
Lease Cost	2019	2019
Operating lease cost	$253	$532
Finance lease interest cost	16	33
Finance lease amortization expense	66	131
Total lease cost	$335	$696

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	June 30, 2019
Assets
Operating lease assets	Operating lease assets	$5,202
Finance lease assets	Property, Plant and Equipment	1,292
Total leased assets		6,494

Liabilities
Current

Current operating lease liabilities	Current Portion of Operating Lease Obligations	826

Current finance lease liabilities	Current Portion of Finance Lease Obligations	364
Noncurrent
Long-term operating lease liabilities	Long Term Operating Lease Liabilities, Net	4666
Long term finance lease liabilities	Long Term Finance Lease Obligations, Net	776
Total lease liabilities		$6,632

Supplemental cash flow information related to leases was as follows:

Three Months Ended June 30,
2019
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$200
Right-of-use assets obtained in exchange for lease obligations	$—

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
Remaining 2019	$447	$213	$660
2020	858	398	1,256
2021	722	398	1,120
2022	726	223	949
2023	738	2	740
Thereafter	3,380	—	3,380
Total lease payments	$6,871	$1,234	$8,105
Less: Interest	(1,379)	(94)	(1,473)
Present value of lease liabilities	$5,492	$1,140	$6,632

The lease term and discount rate at June 30, 2019 were as follows:

Weighted-average remaining lease term (years)
Operating leases	8.1
Finance leases	3.5
Weighted-average discount rate
Operating leases	4.8%
Finance leases	5.4%

Rent expense for our operating leases the three and six months ended June 30, 2018 as accounted under ASC 840, Leases, was $319 and $654, respectively.

The future minimum lease commitments as of December 31, 2018, under ASC 840 are as follows:

Operating Leases
2019	$1,024
2020	858
2021	722
2022	726
2023	738
Thereafter	3,380
Total minimum obligations	$7,448

NOTE 6. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full calendar year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and six months ended June 30, 2019 was (4%) and the rate for the three and six months ended June 30, 2018 was 26% and 101%, respectively.

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

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	91.5	86.6	90.5	87.6
Gross Profit	8.5	13.4	9.5	12.4

Selling Expenses	2.9	3.6	2.8	3.8
General and Administrative Expenses	10.0	7.2	9.1	7.6
Income from Operations	(4.4)	2.6	(2.4)	1.0

Other Expenses	(1.0)	(0.7)	(0.9)	(0.7)
Income (Loss) Before Income Taxes	(5.4)	1.9	(3.3)	0.3

Income Tax Expense (Benefit)	0.2	0.5	0.1	0.4
Net Income (Loss)	(5.6%)	1.4%	(3.4%)	(0.1%)

Net Sales

Net sales were $27.3 million in the second quarter of 2019, as compared to $28.5 million in the second quarter of the prior year, a decrease of $1.2 million or 4.2%. Net sales results were varied by markets, the medical market increased by $1.5 million or 11.6% with medical devices accounting for most of that increase. The industrial market decreased by $3.1 million or 25.8% of sales in the second quarter of 2019 as compared to the same quarter of 2018. Net sales from the aerospace and defense markets increased by $0.4 million or 7.3% in the second quarter of 2019 as compared to the second quarter of 2018.

Net sales were $55.5 million in the six months ended 2019, as compared to $55.0 million in the prior year, an increase of $0.5 million or 0.9%. Net sales results were varied by markets, the medical market increased by 6.2 million, or 27.5% with medical component products accounting for 42% of the increase and medical devices 58%. The industrial market decreased by $5.4 million of sales or 23.3%. Net sales from the aerospace and defense markets decreased $0.4 million or 4.4%.

Net sales by our major EMS industry markets for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	%	2019	2018	%
	$	$	Change	$	$	Change
Aerospace and Defense	4,582	4,269	7.3	8,827	9,230	(4.4)
Medical	14,024	12,565	11.6	28,963	22,715	27.5
Industrial	8,686	11,704	(25.8)	17,667	23,040	(23.3)
Total Net Sales	27,292	28,538	(4.4)	55,457	54,985	0.9

Net sales by timing of transfer of goods and services for the three and six months ended June 30, 2019 is as follows (in thousands):

	Three Months Ended June 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$4,155	$222	$205	$4,582
Medical	13,145	218	661	14,024
Industrial	7,428	878	380	8,686
Total net sales	$24,728	$1,318	$1,246	$27,292

	Six Months Ended June 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$8,258	$242	$327	$8,827
Medical	27,640	253	1,070	28,963
Industrial	15,568	1,475	624	17,667
Total net sales	$51,466	$1,970	$2,021	$55,457

Net sales by timing of transfer of goods and services for the three and six months ended June 30, 2018 is as follows (in thousands):

	Three Months Ended June 30, 2018
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$4,001	$72	$196	$4,269
Medical	11,934	87	544	12,565
Industrial	10,023	1,206	475	11,704
Total net sales	$25,958	$1,365	$1,215	$28,538

	Six Months Ended June 30, 2018
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$8,717	$120	$393	$9,230
Medical	21,201	569	945	22,715
Industrial	20,089	2,049	902	23,040
Total net sales	$50,007	$2,738	$2,240	$54,985

Backlog

Our 90-day shipment backlog as of June 30, 2019 was $31 million, flat from the beginning of the quarter and a 31.4% increase as compared to the prior year. Backlog for our medical customers has decreased 3.2% from the beginning of the quarter and increased 55.0% from the prior year. The aerospace and defense backlog increased 13.4% from the beginning of the quarter and increased 22.7% from the prior year. Our industrial customers’ backlog decreased 3.3% from the beginning of the quarter and increased 4.1% from the prior year. Our backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be transferred within 180 days.

90-day shipment backlog by our major EMS industry markets are as follows (in thousands):

	Shipment Backlog as of the Period Ended
	June 30,	March 31,	June 30,
	2019	2019	2018
Aerospace and Defense	$6,833	$6,027	$5,568
Medical	16,701	17,256	10,776
Industrial	7,863	8,130	7,552
Total Backlog	$31,397	$31,413	$23,896

Our 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next. Our total shipment backlog was $58.7 million at June 30, 2019 compared to $40.1 million at June 30, 2018.

Gross Profit

Gross profit as a percent of net sales for the three months ended June 30, 2019 and 2018 was 8.5% and 13.4%, respectively. Gross profit as a percentage of sales for the six months ended June 30, 2019 and 2018 was 9.5% and 12.4%, respectively. The decline in gross profit both comparisons was driven by product mix and operational inefficiencies due to component shortages.

Selling Expense

Selling expenses for the three months ended June 30, 2019 and 2018 was $0.8 million or 2.9% of sales and $1.0 million or 3.6% of sales, respectively. Selling expense for the six months ended June 30, 2019 and 2018 was $1.6 million or 2.8% of sales and $2.1 million or 3.8% of sales, respectively. The decrease in both the three and six month periods is due to lower sales incentives and timing of events.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2019 and 2018 were $2.7 million or 10.0% of sales and $2.0 million or 7.2% of sales, respectively. General and administrative expenses for the six months ended June 30, 2019 and 2018 were $5.0 million or 9.1% of sales and $4.2 million or 7.6% of sales, respectively. The increase in both comparisons was due to additional spend related to our recently implemented ERP system and one-time expenditures to improve operations.

Loss from Operations

Second quarter 2019 loss from operations was $1.2 million compared to income of $0.7 million for the second quarter in 2018. The increase in loss from operations for the period was due to the gross profit decline and higher general and administrative expenses.

Loss from operations for the first six months in 2018 was $1.3 million as compared to income of $0.6 million for the same comparable period in 2018.  The decrease to a loss from operations for the period was due to the gross profit decline and higher general and administrative expenses.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and six months ended June 30, 2019 was (4%) and the rate for the three and six months ended June 30, 2018 was 26% and 101%, respectively.

Net Income (Loss)

Net loss for the three and six months ended June 30, 2019 was $1.6 million and $1.9 million, respectively. Net income for the three months ended June 30, 2018 was $0.4 million and net loss for six month ended June 30, 2018 was $0.2 million.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2019 was $2.2 million. The increase in accounts receivable and unbilled revenue and decrease in accounts payable drove this cash outflow, partially offset by a decrease inventory.

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

On June 30, 2019, we had outstanding advances of $12.3 million under the line of credit and unused availability of $3.7 million supported by our borrowing base. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs. Our working capital was $21.9 million and $21.0 million as of June 30, 2019 and December 31, 2018, respectively.

The BofA credit agreement as amended provides for, among other things, a fixed charge coverage ratio of not less than (i) 1.0 to 1.0 for each period of four fiscal quarters, commencing with the period of four fiscal quarters ending December 31, 2018. As of June 30, 2019 we did not meet the fixed charge cover ratio which was waived by BofA in the second amendment to the credit agreement received on August 13, 2019.

In the second quarter of 2019, our China operations entered into a line of credit arrangement with China Construction Bank which provides for a line of credit arrangement of 6,000,000 Renminbi (RMB) that expires on April 3, 2021. This line of credit bears an interest rate of 6% and we had borrowings of 3,006,204 RMB ($437) at June 30, 2019.

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

Forward-Looking Statements

Those statements in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements generally will be accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “possible,” “potential,” “predict,” “project,” or other similar words that convey the uncertainty of future events or outcomes. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

♦	General economic, financial and business conditions that could affect our financial condition and results of operations;

♦	Volatility in the marketplace which may affect market supply and demand for our products or currency exchange rates;

♦	Increased competition from within the EMS industry or the decision of OEMs to cease or limit outsourcing;

♦	Changes in the reliability and efficiency of operating facilities or those of third parties;

♦	Risks related to availability of labor;

♦	Increase in certain raw material costs such as copper and oil;

♦	Commodity and energy cost instability;

♦	Risks related to quality, regulatory, securities laws and debt covenant noncompliance;

♦	Loss of a major customer or changes to customer orders;

♦	Increased or unanticipated costs related to compliance with securities and environmental regulation; and

♦	Disruption of global or local information management systems due to natural disaster or cyber-security incident.

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

ITEM 1A. RISK FACTORS

We are affected by the risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended under the heading “Part I – Item 1A.Risk Factors.” Other than as noted below, there have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding the repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 - April 30, 2019	-	$-	-	$153,148
May 1 - May 30, 2019	11,976	$3.99	11,976	$104,130
June 1 - June 30, 2019	16,387	$3.96	16,387	$37,661
Total	28,363	$3.87	28,363	$37,661

As of June 30, 2019, we had a $250,000 share repurchase program with $37,661 remaining under this program.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1*	Second Amendment to Loan and Security Agreement and Waiver.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: August 14, 2019	by /s/ Jay D. Miller Jay D. Miller Chief Executive Officer and President Nortech Systems Incorporated

Date: August 14, 2019	by /s/ Constance M. Beck Constance M. Beck Vice President and Chief Financial Officer Nortech Systems Incorporated