Form 10-Q
period 2019-09-30
NORTECH SYSTEMS INC
filed 2019-11-12
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Number of shares of $.01 par value common stock outstanding at November 8, 2019 was 2,657,314.

PART I

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMEBR 30,		SEPTEMBER 30,
	2019	2018	2019	2018

Net Sales	$30,058	$29,558	$85,515	$84,543

Cost of Goods Sold	26,423	26,171	76,594	74,311

Gross Profit	3,635	3,387	8,921	10,232

Operating Expenses
Selling Expenses	589	717	2,147	2,792
General and Administrative Expenses	2,333	2,021	7,374	6,177

Total Operating Expenses	2,922	2,738	9,521	8,969

Income (Loss) From Operations	713	649	(600)	1,263

Other Expense
Interest Expense	(256)	(170)	(780)	(551)

Income (Loss) Before Income Taxes	457	479	(1,380)	712

Income Tax Expense	44	115	122	350

Net Income (Loss)	$413	$364	$(1,502)	$362

Net Income (Loss) Per Common Share:

Basic (in dollars per share)	$0.16	$0.14	$(0.56)	$0.13
Weighted Average Number of Common Shares Outstanding - Basic (in shares)	2,657,911	2,680,684	2,667,754	2,698,950

Diluted (in dollars per share)	$0.16	$0.14	$(0.56)	$0.13
Weighted Average Number of Common Shares Outstanding - Diluted (in shares)	2,657,911	2,682,901	2,667,754	2,702,503

Other comprehensive income (loss)
Foreign currency translation	(56)	(83)	(56)	(137)
Comprehensive income (loss), net of tax	$357	$281	$(1,558)	$225

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018(1)
	(Unaudited)
ASSETS
Current Assets
Cash	$160	$480
Restricted Cash	1,794	467
Accounts Receivable, less allowances of $323 and $222	20,135	20,093
Inventories	16,941	17,004
Contract Assets	7,211	6,431
Prepaid Expenses and Other Current Assets	2,019	1,381
Total Current Assets	48,260	45,856

Property and Equipment, Net	9,710	10,178
Operating Lease Assets	5,018	-
Goodwill	2,375	2,375
Other Intangible Assets, Net	1,397	1,523
Other Non Current Assets	19	28
Total Assets	$66,779	$59,960

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$444	$780
Current Portion of Finance Lease Obligation	476	337
Current Portion of Operating Lease Obligations	841	-
Accounts Payable	18,384	18,142
Accrued Payroll and Commissions	2,626	2,747
Other Accrued Liabilities	2,845	2,886
Total Current Liabilities	25,616	24,892

Long-Term Liabilities
Long Term Line of Credit	12,430	9,264
Long-Term Debt, Net	3,295	3,624
Long Term Finance Lease Obligation, Net	1,168	951
Long-Term Operating Lease Obligation, Net	4,517	-
Other Long-Term Liabilities	118	139
Total Long-Term Liabilities	21,528	13,978

Total Liabilities	47,144	38,870

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,686,328 and 2,739,250 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	15,713	15,610
Accumulated Other Comprehensive Loss	(289)	(233)
Retained Earnings	3,934	5,436
Total Shareholders' Equity	19,635	21,090
Total Liabilities and Shareholders' Equity	$66,779	$59,960

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

(1) The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2019	2018
Cash Flows From Operating Activities
Net (Loss) Income	$(1,502)	$362
Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided by (Used in) Operating Activities
Depreciation and Amortization	1,648	1,655
Compensation on Stock-Based Awards	226	80
Deffered Taxes	1	1
Change in Accounts Receivable Allowance	101	(5)
Change in Inventory Reserves	285	118
Changes in Operating Assets and Liabilities:
Changes in Current Operating Items
Accounts Receivable	(158)	(1,619)
Inventories	(237)	(1,959)
Contract Assets	(780)	(617)
Prepaid Expenses and Other Current Assets	(641)	(278)
Accounts Payable	663	4,913
Accrued Payroll and Commissions	(120)	(374)
Other Accrued Liabilities	281	287
Net Cash (Used in) Provided by Operating Activities	(233)	2,564
Cash Flows from Investing Activities
Proceeds from Sale of Property and Equipment	-	17
Purchase of Intangible Asset	(37)	(3)
Purchases of Property and Equipment	(785)	(999)
Net Cash Used in Investing Activities	(822)	(985)
Cash Flows from Financing Activities
Net Change in Line of Credit	3,165	(445)
Principal Payments on Long-Term Debt	(728)	(819)
Principal Payments on Finance Leases	(251)	(231)
Stock option exercises	7	-
Share Repurchases	(130)	(229)
Net Cash Provided By (Used In) Financing Activities	2,063	(1,724)

Effect of Exchange Rate Changes on Cash	(2)	(1)

Net Change in Cash	1,006	(146)
Cash - Beginning of Period	948	779

Cash - Ending of Period	$1,954	$633

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets
Cash	$160	$397
Restricted Cash	1,794	236
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$1,954	$633

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$739	$507
Cash Paid (Refunded) During the Period for Income Taxes	(83)	167

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	30	304
Equipment Acquired under Finance Lease	607	100

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)

	Preferred	Common	Additional Paid-In	Accumulated Other Comprehensive	Retained Income	Total Shareholders' Equity

BALANCE JUNE 30, 2018	250	27	15,619	(155)	5,268	21,009
Net Income	-	-	-	-	364	364
Cumulative Adjustment	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(83)	-	(83)
Compensation on stock-based awards	-	-	35	-	-	35
Share repurchases	-	-	(42)	-	-	(42)

BALANCE SEPTEMBER 30, 2018	$250	$27	$15,612	$(238)	$5,632	$21,283

BALANCE DECEMBER 31, 2017	250	27	15,760	(101)	3,889	19,825
Net Income	-	-	-	-	362	362
Cumulative Adjustment	-	-	-	-	1,381	1,381
Foreign currency translation adjustment	-	-	-	(137)	-	(137)
Compensation on stock-based awards	-	-	80	-	-	80
Share repurchases	-	-	(228)	-	-	(228)

BALANCE SEPTEMBER 30, 2018	$250	$27	$15,612	$(238)	$5,632	$21,283

BALANCE JUNE 30, 2019	$250	$27	$15,682	$(233)	$3,521	$19,247
Net Income	-	-	-	-	413	413
Foreign currency translation adjustment	-	-	-	(56)	-	(56)
Compensation on stock-based awards	-	-	35	-	-	35
Share repurchases	-	-	(4)	-	-	(4)

BALANCE SEPTEMBER 30, 2019	$250	$27	$15,713	$(289)	$3,934	$19,635

BALANCE DECEMBER 31, 2018	$250	$27	$15,610	$(233)	$5,436	$21,090
Net Loss	-	-	-	-	(1,502)	(1,502)
Foreign currency translation adjustment	-	-	-	(56)	-	(56)
Stock option exercises	-	-	7	-	-	7
Compensation on stock-based awards	-	-	226	-	-	226
Share repurchases	-	-	(130)	-	-	(130)

BALANCE SEPTEMBER 30, 2019	$250	$27	$15,713	$(289)	$3,934	$19,635

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Awards

Following is the status of all stock options as of September 30, 2019:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2019	224,750	$3.44
Granted	186,200	4.31
Exercised	(2,250)	3.20
Cancelled	(109,700)	3.50
Outstanding - September 30, 2019	299,000	$3.96	9.13	$-
Exercisable - September 30, 2019	26,867	$3.41	8.46	$-

The 2005 Plan has not been renewed, and therefore no further grants may be made under the 2005 Plan. In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. There were 16,700 and 186,200 stock options granted during the three and nine months ended September 30, 2019, respectively.

Total compensation expense was $35 for both the three ended September 30, 2019 and 2018, and $110 and $80 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $403 of unrecognized compensation which will vest over the next 3.13 years.

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

During the nine months ended September 30, 2019, 100,000 units were granted in the first quarter. During the three and nine months ended September 30, 2018, no units were granted.

Total compensation expense related to vested outstanding Units based on the estimated appreciation over their remaining terms was $0 for both the three and nine months ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019, there were 25,000 shares awarded that vested immediately that had expense of $116 during the first quarter.

Net Income (Loss) per Common Share

For the three months ended September 30, 2019, all stock options are deemed to be antidilutive and, therefore, were not included in the computation of income per common share amount. For the nine months ended September 30, 2019, the Company reported a net loss and all stock options are deemed to be antidilutive and, therefore, were not included in the computation of loss per common share amount. For both the three months and nine months ended September 30, 2018, 2,217 and 3,553 stock options, respectively, were included in the computation of diluted income per common share amount as their impact were dilutive.

Share Repurchase Program

We had a $250 share repurchase program which was authorized by our Board of Directors in August 2017. Under this repurchase program, we repurchased 1,245 and 32,985 shares in the open market transactions totaling $4 and $130 for the three months and nine months ended September 30, 2019, respectively. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital. As of September 30, 2019, our share repurchase program has expired, and no additional amounts are available for repurchase.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The September 30, 2019 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day. As of September 30, 2019, we had no outstanding letters of credit.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable at both the three months ended and nine months ended September 30, 2019 have been reduced by an allowance for doubtful accounts of $323 at September 30, 2019 and $222 at December 31, 2018.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows:

	September 30,	December 31,
	2019	2018
Raw Materials	$17,036	$16,769
Work in Process	1,105	1,015
Finished Goods	198	332
Reserves	(1,398)	(1,112)

Total	$16,941	$17,004

Other Intangible Assets

Other intangible assets at September 30, 2019 and December 31, 2018 are as follows:

		September 30, 2019
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$615	$687
Intellectual Property	3	100	86	14
Trade Names	20	814	173	641
Patents	7	55	-	55
Totals		$2,271	$874	$1,397

		December 31, 2018
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$506	$796
Intellectual Property	3	100	61	39
Trade Names	20	814	143	671
Patents	7	17	-	17
Totals		$2,233	$710	$1,523

Amortization expense for the three and nine months ended September 30, 2019 was $55 and $164, respectively.

Estimated future annual amortization expense (not including projects in process) related to these assets is approximately as follows (in thousands):

Year	Amount
Remainder of 2019	$55
2020	191
2021	185
2022	185
2023	185
Thereafter	541
Total	$1,342

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. No events were identified during the nine months ended September 30, 2019 that would require us to test for impairment. In testing goodwill for impairment, we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than it carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary.

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment and intangible assets, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. No impairment expense was recorded during the three and nine months ended September 30, 2019 and 2018, respectively.

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

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $160 in cash at September 30, 2019, approximately $105 was held at banks located in China. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three and nine months ended September 30, 2019 and 2018. One division accounted for approximately 19% and 21% of net sales for the three and nine months ended September 30, 2019, respectively, and approximately 20% for both the three and nine months ended September 30, 2018. The other division accounted for approximately 3% of net sales for both the three months and nine months ended September 30, 2019, and approximately 1% net sales for the three and nine months ended September 30, 2018. Together they accounted for approximately 22% and 24% of net sales for the three and nine months ended September 30, 2019, respectively, and approximately 21% of net sales for both the three and nine months ended September 30, 2018. Accounts receivable from the customer at September 30, 2019 and December 31, 2018 represented approximately 28% and 16% of our total accounts receivable, respectively.

Export sales represented approximately 9% and 20% of net sales for the three months ended September 30, 2019 and 2018, respectively. Export sales represented 15% and 19% of net sales for the nine months ended September 30, 2019 and 2018, respectively.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 91% of our revenue for both the three and nine months ended September 30, 2019. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheets, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the three and nine months ended September 30, 2019 was as follows (in thousands):

Nine Months Ended September 30, 2019
Outstanding at January 1, 2019	$6,431
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(4,923)
Product transferred over time	5,703
Outstanding at September 30, 2019	$7,211

We expect substantially all the remaining performance obligations for the contract assets recorded as of September 30, 2019, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$14,399	$1,661	$983	$17,043
Industrial	7,279	822	522	8,623
Aerospace and Defense	3,978	133	281	4,392
Total net sales	$25,656	$2,616	$1,786	$30,058

	Nine Months Ended September 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$42,039	$1,914	$2,053	$46,006
Industrial	22,847	2,297	1,146	26,290
Aerospace and Defense	12,236	375	608	13,219
Total net sales	$77,122	$4,586	$3,807	$85,515

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and amended effective December 29, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2022. The credit arrangement also has a $5,000 real estate term note outstanding with a maturity date of June 15, 2022.

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 5.4% and 4.3% as of September 30, 2019 and 2018, respectively. We had borrowings on our line of credit of $12,430 and $9,264 outstanding as of September 30, 2019 and December 31, 2018, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

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

The Bank of America credit agreement as amended provides for, among other things, a fixed charge coverage ratio of not less than (i) 1.0 to 1.0 for each period of four fiscal quarters, commencing with the period of four fiscal quarters ending December 31, 2018. As of September 30, 2019, we did not meet the fixed charge coverage ratio which was waived by BofA in the third amendment to the credit agreement received on November 8, 2019.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At September 30, 2019, we had unused availability under our line of credit of $3,523, supported by our borrowing base. The line is secured by substantially all of our assets.

As part of the July 1, 2015 Devicix acquisition we entered into two unsecured subordinated promissory notes payable to the seller in the principal amounts of $1,000 and $1,300, which was fully paid off during the first half of 2019.

In the second quarter of 2019, our China operations entered into a line of credit arrangement with China Construction Bank which provides for a line of credit arrangement of 6,000,000 Renminbi (RMB) that expires on April 3, 2021. This line of credit bears an interest rate of 6% and we had no amounts outstanding as of September 30, 2019.

Long-term debt at September 30, 2019 and December 30, 2018 consisted of following:

	September 30,	December 31,
	2019	2018
Real estate term notes bearing interest at one-month LIBOR + 2.25% (4.4% and 4.8% as of September 30, 2019 and December 31, 2018, respectively) maturing June 15, 2022 with monthly payments of approximately $41 plus interest secured by substantially all assets.	$3,880	$4,253

Devicix Acquistion Note 1 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	-	156

Devicix Acquistion Note 2 payable to DeLange Holdings bears interest rate of 4.0% per annum, maturing July 1, 2019	-	203
	3,880	4,612

Discount on Devicix Notes Payable	-	(23)
Debt issuance Costs	(141)	(185)

Total long-term debt	3,739	4,404
Current maturities of long-term debt	(444)	(780)
Long-term debt - net of current maturities	$3,295	$3,624

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At September 30, 2019, we do not have material lease commitments that have not commenced.

The components of lease expense were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
Lease Cost	2019	2019
Operating lease cost	$253	$785
Finance lease interest cost	21	54
Finance lease amortization expense	65	196
Total lease cost	$339	$1,035

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	September 30, 2019
Assets
Operating lease assets	Operating lease assets	$5,018
Finance lease assets	Property, Plant and Equipment	1,834
Total leased assets		6,852

Liabilities
Current
Current operating lease liabilities	Current Portion of Operating Lease Obligations	841
Current finance lease liabilities	Current Portion of Finance Lease Obligations	476
Noncurrent
Long-term operating lease liabilities	Long Term Operating Lease Liabilities, Net	4,517
Long term finance lease liabilities	Long Term Finance Lease Obligations, Net	1,168
Total lease liabilities		$7,002

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30,
2019
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$555
Right-of-use assets obtained in exchange for lease obligations	$—

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
Remaining 2019	$191	$133	$324
2020	858	534	1,392
2021	722	534	1,256
2022	726	359	1,085
2023	738	138	876
Thereafter	3,381	102	3,483
Total lease payments	$6,616	$1,800	$8,416
Less: Interest	(1,258)	(156)	(1,414)
Present value of lease liabilities	$5,358	$1,644	$7,002

The lease term and discount rate at June 30, 2019 were as follows:

Weighted-average remaining lease term (years)
Operating leases	7.6
Finance leases	3.4
Weighted-average discount rate
Operating leases	4.8%
Finance leases	5.4%

Rent expense for our operating leases the three and nine months ended September 30, 2018 as accounted under ASC 840, Leases, was $297 and $951, respectively.

The future minimum lease commitments as of December 31, 2018, under ASC 840 are as follows:

Operating Leases
2019	$1,024
2020	858
2021	722
2022	726
2023	738
Thereafter	3,380
Total minimum obligations	$7,448

NOTE 6. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and nine months ended September 30, 2019 was 10% and (9%), respectively and our effective tax rate for the three and nine months ended September 30, 2018 was 24% and 49%, respectively.

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

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	87.9	88.5	89.6	87.9
Gross Profit	12.1	11.5	10.4	12.1

Selling Expenses	2.0	2.4	2.5	3.3
General and Administrative Expenses	7.7	6.8	8.6	7.3
Income from Operations	2.4	2.3	(0.7)	1.5

Other Expenses	(0.9)	(0.7)	(0.9)	(0.7)
Income (Loss) Before Income Taxes	1.5	1.6	(1.6)	0.8

Income Tax Expense	0.1	0.4	0.2	0.4
Net Income (Loss)	1.4%	1.2%	(1.8%)	0.4%

Net Sales

Net sales were $30.1 million in the third quarter of 2019, as compared to $29.6 million in the third quarter of the prior year, an increase of $0.5 million or 1.7%. Net sales results were varied by markets; the medical market increased by $2.7 million or 19.3% with medical devices accounting for the increase. The industrial market decreased by $2.5 million or 22.3% of sales in the third quarter of 2019 as compared to the same quarter of 2018. Net sales from the aerospace and defense markets increased by $0.2 million or 5.0% of sales in the third quarter of 2019 as compared to the third quarter of 2018.

Net sales were $85.5 million in the nine months ended 2019, as compared to $84.5 million in the prior year, an increase of $1.0 million or 1.1%.  Net sales results were varied by markets; the medical market increased by 9.1 million, or 24.9% with medical device accounting for 84.5% of the increase and medical component products the remaining 15.5%. The industrial market decreased by $8.0 million of sales or 23.3% for the nine months ended September 30, 2019 as compared to the same period of 2018. Net sales from aerospace and defense markets remained flat in the nine months ended September 30, 2019 as compared to the same period of 2018.

Net sales by our major EMS industry markets for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three months Ended September 30,			Nine Months Ended September 30,
	2019 $	2018 $	% Change	2019 $	2018 $	% Change
Medical	17,043	14,280	19.3	46,006	36,838	24.9
Industrial	8,623	11,094	(22.3)	26,290	34,261	(23.3)
Aerospace and Defense	4,392	4,184	5.0	13,219	13,444	(1.7)
Total Net Sales	30,058	29,558	1.7	85,515	84,543	1.1

Net sales by timing of transfer of goods and services for the three and nine months ended September 30, 2019 is as follows (in thousands):

	Three Months Ended September 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$14,399	$1,661	$983	$17,043
Industrial	7,279	822	522	8,623
Aerospace and Defense	3,978	133	281	4,392
Total net sales	$25,656	$2,616	$1,786	$30,058

	Nine Months Ended September 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$42,039	$1,914	$2,053	$46,006
Industrial	22,847	2,297	1,146	26,290
Aerospace and Defense	12,236	375	608	13,219
Total net sales	$77,122	$4,586	$3,807	$85,515

Net sales by timing of transfer of goods and services for the three and nine months ended September 30, 2018 is as follows (in thousands):

	Three Months Ended September 30, 2018
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$13,461	$151	$668	$14,280
Industrial	9,486	1,116	492	11,094
Aerospace and Defense	3,931	50	203	4,184
Total net sales	$26,878	$1,317	$1,363	$29,558

	Nine Months Ended September 30, 2018
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$34,513	$720	$1,605	$36,838
Industrial	29,698	3,165	1,398	34,261
Aerospace and Defense	12,675	170	599	13,444
Total net sales	$76,886	$4,055	$3,602	$84,543

Backlog

Our 90-day shipment backlog as of September 30, 2019 was $32 million, a 2.0% increase from the beginning of the quarter and a 15.6% increase from the prior year. Backlog for our medical customers has increased 6.4% from the beginning of the quarter and increased 37.8% from the prior year. Our industrial customers’ backlog increased 6.0% from the beginning of the quarter and decreased 10.2% from the prior year. The aerospace and defense backlog decreased 13.5% from the beginning of the quarter and increased 6.9% from the prior year. Our backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be transferred within 180 days.

90-day shipment backlog by our major EMS industry markets are as follows (in thousands):

	Shipment Backlog as of the Period Ended
	September 30,	June 30,	September 30,
	2019	2019	2018
Medical	$17,778	$16,701	$12,902
Industrial	8,334	7,863	9,279
Aerospace and Defense	5,909	6,833	5,530
Total 90-Day Backlog	$32,021	$31,397	$27,711

Our 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next. Our total shipment backlog was $58.1 million at September 30, 2019 compared to $43.1 million at the end of September 30, 2018.

Gross Profit

Gross profit as a percent of net sales for the three months ended September 30, 2019 and 2018 was 12.1% and 11.5%, respectively, driven by favorable product mix. Gross profit as a percentage of sales for the nine months ended September 30, 2019 and 2018 was 10.4% and 12.1%, respectively. The decline in gross profit in the year to date comparison was driven by product mix and operational inefficiencies due to component shortages.

Selling Expense

Selling expenses for the three months ended September 30, 2019 and 2018 was $0.6 million or 2.0% of sales and $0.7 million or 2.4% of sales, respectively. Selling expense for the nine months ended September 30, 2019 and 2018 was $2.1 million or 2.5% of sales and $2.8 million or 3.3% of sales, respectively. The decrease in both the three and nine month periods is due to lower sales incentives and timing of events.

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2019 and 2018 were $2.3 million or 7.7% of sales and $2.0 million or 6.8% of sales, respectively. General and administrative expenses for the nine months ended September 30, 2019 and 2018 were $7.4 million or 8.6% of sales and $6.2 million or 7.3% of sales, respectively. The increase in both comparisons was due to additional spend related to our recently implemented ERP system and one-time expenditures to improve operations.

Income (Loss) from Operations

Third quarter 2019 income from operations was $0.7 million compared to $0.6 million for the third quarter in 2018. Loss from operations for the first nine months in 2019 was $0.6 million as compared to income of $1.3 million for the same comparable period in 2018.  The decrease to a loss from operations for the period was due to the gross profit decline and higher general and administrative expenses.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and nine months ended September 30, 2019 was 10% and (9%) and the rate for the three and nine months ended September 30, 2018 was 24% and 49%, respectively.

Net Income (Loss)

Net income for the three months ended September 30, 2019 and September 30, 2018 was $0.4 million. Net loss for the nine months ended September 30, 2019 was $1.5 million and net income for the nine months ended September 30, 2018 was $0.4 million.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2019 was $0.2 million. Net cash provided by operating activities for the nine months ended September 30, 2018 was $2.6 million driven by the net income net of the noncash adjustment of depreciation and amortization, along with an increase in accounts payable, partially offset by an increase in accounts receivable and inventories.

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

On September 30, 2019, we had outstanding advances of $12.4 million under the line of credit and unused availability of $3.5 million supported by our borrowing base. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs. Our working capital was $22.7 million and $20.7 million as of September 30, 2019 and December 31, 2018, respectively.

The BofA credit agreement as amended provides for, among other things, a fixed charge coverage ratio of not less than (i) 1.0 to 1.0 for each period of four fiscal quarters, commencing with the period of four fiscal quarters ending December 31, 2018. As of September 30, 2019, we did not meet the fixed charge coverage ratio which was waived by BofA in the third amendment to the credit agreement received on November 8, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding the repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1 - July 31, 2019	1,029	$3.94	1,029	$33,508
August 1 - August 30, 2019	216	$3.90	216	$32,644
September 1 - September 30, 2019	-	$-	-	$-
Total	1,245	$3.93	1,245	$-

As of September 30, 2019, our share repurchase program has expired, and no additional amounts are available for repurchase.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.2*	Third Amendment to Loan and Security Agreement and Waiver.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

*Filed herewith

Signatures

---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

------------------------------------------------------------

Date: November 12, 2019	by /s/ Jay D. Miller Jay D. Miller Chief Executive Officer and President Nortech Systems Incorporated

Date: November 12, 2019	by /s/ Constance M. Beck Constance M. Beck Vice President and Chief Financial Officer Nortech Systems Incorporated