Form 10-K
period 2019-12-31
NORTECH SYSTEMS INC
filed 2020-03-19
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________ to __________

NORTECH SYSTEMS INCORPORATED

(Exact name of registrant as specified in its charter)

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices: 7550 Meridian Circle N #150, Maple Grove, MN 55369

Telephone number: (952) 345-2244

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	NSYS	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $4.02 per share, was $4,950,646 on June 30, 2019.

Shares of common stock outstanding at March 16, 2020: 2,658,559.

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Shareholders’ Meeting have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission (the SEC) within 120 days after December 31, 2019, the end of our fiscal year.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I		PAGE

Item 1.	Business	5-8

Item 1A.	Risk Factors	8-13

Item 1B.	Unresolved Staff Comments	13

Item 2.	Properties	14

Item 3.	Legal Proceedings	14

Item 4.	Mine Safety Disclosures	14

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15-16

Item 6.	Selected Financial Data	16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-23

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 8.	Financial Statements and Supplementary Data	24-50

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51

Item 9A.	Controls and Procedures	51

Item 9B.	Other Information	51

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	52

Item 11.	Executive Compensation	52

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters	52-53

Item 13.	Certain Relationships and Related Transactions, and Director Independence	53

Item 14.	Principal Accountant Fees and Services	53

PART IV

Item 15.	Exhibits and Financial Statement Schedules	54-56
	Signatures	57
	Index to Exhibits	58-60

NORTECH SYSTEMS INCORPORATED

FORM 10-K

For the Year Ended December 31, 2019

PART I

Item 1. Business

General

Nortech Systems, Inc., (“the Company”, “we”, “our”) organized in December 1990, is an Electronic Manufacturing Services (“EMS”) company headquartered in Maple Grove, Minnesota, a suburb of Minneapolis, Minnesota. We maintain facilities and operations in Minnesota in the United States; Monterrey, Mexico; and Suzhou, China. We offer a full range of value-added engineering, technical and manufacturing services and support including project management, designing, testing, prototyping, manufacturing, supply chain management and post-market services. Our manufacturing and engineering services include complete medical devices, printed circuit board assemblies, wire and cable assemblies, and complex higher-level electromechanical assemblies. The majority of our revenue is derived from products built to the customer's design specifications.

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

Business Strategy

The EMS industry has evolved into a dynamic, high-tech, regulated global electronics contract services industry. We continue to expand our capabilities and footprint to better meet these changing market requirements. Along with offering technical expertise in our quality processes, engineering design applications and testing, we are also increasing our focus on supplier-managed inventory services and the cost drivers throughout the global supply chain. We continue to transform our business model from one that is less transactional and price/commodity driven to a solution based model focused on value added services. We continue to pursue strategic opportunities that may include acquisitions, mergers, and/or joint ventures with complementary companies to expand our service offering, advance our competitive edge, grow our customer base and increase revenues. Our strategic objectives and our history have been based on both organic and acquired growth.

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

Major Customers

Our largest customer has two divisions that together accounted for approximately 22.5% and 23.2% of net sales for the years ended December 31, 2019 and 2018, respectively. One division accounted for approximately 19.9% and 20.8% of net sales for the years ended December 31, 2019 and 2018, respectively. The second division accounted for approximately 2.6% and 2.4% of net sales for the years ended December 31, 2019 and 2018, respectively.

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

Research and Development

We perform research and development for customers on an as requested, project and program basis for development of conceptual engineering and design activities as well as products moving into production. While we did not expend significant dollars in 2019 or 2018 on Company-sponsored product research and development, we continue to explore opportunities for developing proprietary manufacturing methods or products.

Environmental Law Compliance

We believe that our manufacturing facilities are currently operating in compliance with local, state, and federal environmental laws. We plan to continue acquiring environmental-oriented equipment and incurring the expenditures we deem necessary for compliance with applicable laws. Expenditures relating to compliance for operating facilities incurred in the past have not significantly affected our capital expenditures, earnings or competitive position.

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

Employees

We have 687 full-time and 97 part-time/temporary employees as of December 31, 2019. Manufacturing personnel, including direct, indirect support and sales functions, comprise 747 employees, while general administrative employees total 37.

Foreign Operations and Export Sales from Our Domestic Operations

We have leased manufacturing facilities in Monterrey, Mexico and Suzhou, China with approximately $961,000 and $596,000 in long-term assets and $3,425,000 and $189,000 of Right of Use Assets at December 31, 2019, respectively. Export sales from our domestic operations represented 3.1% and 4.8% of net sales the years ended December 31, 2019 and 2018, respectively.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge, as soon as reasonably practicable, after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission ("SEC"). These reports are available on our website at http://www.nortechsys.com and on the SEC's website at http://www.sec.gov. Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K.

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

Our largest customer has two divisions that account for 22.5% and 23.2% of net sales for the years ended December 31, 2019 and 2018, respectively. The loss of a substantial portion of net sales to our largest customers could have a material adverse effect on us.

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

We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supply necessary to fulfill production requirements and meet scheduled shipments. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivables are outstanding.

Some shareholders may be able to take actions that do not reflect the will or best interests of other shareholders.

Our officers and directors control a majority share of our outstanding common stock and could individually or together exert a significant degree of influence over our affairs.

The manufacture and sale of our products carries potential risk for product liability claims.

We represent and warrant the goods and services we deliver are free from defects in material and workmanship for one year from ship date. We make no other guarantees or warranties, expressed or implied, of any nature whatsoever as to the goods including without limitation, warranties to merchantability, fit for a particular purpose, non-infringement of patent or the like unless agreed upon in writing. If a product liability claim, results in our being liable and the amount is in excess of our insurance coverage or there is no insurance coverage for the claim then it could have an adverse effect on our business and financial position.

Complying with securities laws, tax laws, accounting policies and regulations, and subsequent changes, may be costly for us and adversely affect our financial statements.

New or changing laws, regulations, policy and standards relating to corporate governance and public disclosure, including SEC and Nasdaq regulations, tax legislation and the implementation of significant changes in the United States Generally Accepted Accounting Principles (“GAAP”), present challenges due to complexities, assumptions and judgements required to implement. We apply judgments based on our understanding, interpretation and analysis of the relevant facts, circumstances, historical experience and valuations, as appropriate. As a result, actual amounts could differ from those estimated at the time the financial statements are issued. In addition, implementation may change the financial accounting or reporting standards that govern the preparation of our financial statements or authoritative entities could reverse their previous interpretations or positions on how various financial accounting or reporting standards should be applied. These changes may be difficult to predict and implement and could materially or otherwise impact how we prepare and report our estimates, uncertainties, financial statements, operating results and financial condition. Our efforts to comply with evolving laws, regulations, accounting policies and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention from revenue-generating activities to compliance activities and may have an adverse effect on our financial statements, including cash flows.

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

We operate manufacturing facilities in Mexico and China. Our operations in those countries are subject to risks that could adversely impact our financial results, such as economic or political volatility, foreign legal and regulatory requirements, international trade factors (export controls, trade sanctions, duties, tariff barriers and other restrictions), protection of our and our customers’ intellectual property and proprietary technology in certain countries, potentially burdensome taxes, crime, employee turnover, staffing, managing personnel in diverse culture, labor instability, transportation delays, and foreign currency fluctuations.

Non-compliance with environmental laws may result in restrictions and could adversely affect operations.

Our operations are regulated under a number of federal, state, and foreign environmental and safety laws and regulations that govern the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; and the Comprehensive Environmental Response, Compensation, and Liability Act; as well as similar federal, state and foreign laws. Compliance with these environmental laws is a major consideration for us due to our manufacturing processes and materials. It is possible we may be subject to potential financial liability for costs associated with the investigation and remediation at our sites; this may have an adverse effect on operations. We have not incurred significant costs related to compliance with environmental laws and regulations and we believe that our operations comply with all applicable environmental laws.

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

If we fail to comply with the covenants contained in our credit agreement, we may be unable to secure additional financing and repayment obligations on our outstanding indebtedness may be accelerated.

Our credit agreement contains financial and operating covenants with which we must comply. As of December 31, 2019, we were in compliance with these covenants. However, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

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

If our information technology systems fail or experience major interruptions, or the information technology systems of third parties that we rely upon fail or experience major interruptions, due to cyber-attacks or other activities designed to disrupt global information systems, our business and our financial results could be adversely affected. We rely on information technology systems to effectively manage our operational and financial functions and our day-to-day functions. We increasingly rely on information technology systems to process, transmit, and store electronic information. In addition, a significant portion of internal communications, as well as communication with customers and suppliers, depends on information technology. We are exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property, other sensitive information or cash or may be the result of unintentional events. Like most companies, our information technology systems may be vulnerable to interruption due to a variety of events beyond our control, including, but not limited to, terrorist attacks, telecommunications failures, computer viruses, hackers, foreign governments, and other security issues. We have technology security initiatives and data recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, or implemented properly, or executed timely to ensure that our operations are not disrupted. Potential consequences of a material cyber incident include damage to our reputation, litigation, and increased cyber security protection and remediation costs. Such consequences could adversely affect our results of operations.

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

Epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could cause a disruption to our business. Business disruptions could include temporary closures of our facilities or the facilities of our suppliers, reduced demand from customers, unavailability or restricted availability of raw materials or components necessary to manufacture our products, or disruptions or restrictions on our ability to travel or to distribute our products. Any disruption of our operations, our suppliers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services. Any of these events could negatively impact our sales and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1B. Unresolved Staff Comments

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Properties

Administration

Our corporate headquarters consists of an approximately 19,000 square feet building located in Maple Grove, Minnesota, a northwestern suburb of Minneapolis, Minnesota, and its lease expires January 2025.

Manufacturing facilities

Our manufacturing facilities are in good operating condition and we believe our overall production capacity is sufficient to handle our foreseeable manufacturing needs and customer requirements. The following are our manufacturing facilities as of December 31, 2019:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 16, 2020, there were 646 shareholders of record. Our stock is listed on the NASDAQ Capital Market under the symbol “NSYS”. We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2019 or 2018. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, limitations on payments of dividends present in our current or future debt agreements, and other factors.

Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High

March 31, 2019	$3.58	$5.25
June 30, 2019	$3.75	$4.78
September 30, 2019	$2.84	$4.16
December 31, 2019	$2.65	$7.46

March 31, 2018	$2.87	$4.85
June 30, 2018	$2.77	$3.67
September 30, 2018	$3.21	$8.08
December 31, 2018	$3.51	$5.50

Issuer Purchase of Equity Securities

The $250,000 share repurchase program, authorized by our Board of Directors in August 2017, expired in July 2018 with no authorized repurchases remaining under this program. Under this repurchase program, we repurchased 55,199 shares totaling $194,420 during the year ended December 31, 2018. In August 2018, the Board of Directors approved an additional $250,000 share repurchase program. Under this repurchase program, we repurchased 32,769 and 21,002 shares totaling $130,376 and $81,329 during the year ended December 31, 2019 and 2018, respectively. As of December 31, 2019, this share repurchase plan has expired.

The table below sets forth information regarding repurchases we made of our common stock under the $250,000 share repurchase program authorized in August 2018 during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Balance at December 31, 2017	-	$-	-	$-
Stock repurchases	21,002	3.85	21,002	166,571
Balance at December 31, 2018	21,002	$3.85	21,002	$166,571
Stock repurchases	32,769	3.96	32,769	-
Balance at December 31, 2019	53,771	$3.93	53,771	$-

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Minnesota, United States based full-service global EMS contract manufacturer offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex wire and cable assemblies, printed circuit board assemblies, higher-level assemblies, medical devices and other box builds for a wide range of industries. We serve three major markets within the EMS industry: Aerospace and Defense, Medical, and the Industrial market which includes industrial capital equipment, transportation, vision, agriculture, oil and gas. As of December 31, 2019, we have facilities in Minnesota; Bemidji, Blue Earth, Mankato, Merrifield, Milaca and Maple Grove. We also have facilities in Monterrey, Mexico and Suzhou, China.

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

Recent Business Developments

The recent outbreak of novel coronavirus ("COVID-19") has continued to spread and is currently classified as a pandemic.   We recognize the seriousness of the current pandemic and are determined to address the outbreak and minimize the impact of COVID-19.  Our highest priority is the safety and well-being of our employees and other members in the Nortech community.  In all of our locations, Nortech employees and contractors have been working diligently to take precautions to ensure a clean and safe environment. We are also working closely with our suppliers and customers to ensure that we are taking every feasible step to minimize disruption and to continue to deliver the products our customers' need.

As of the date of this filing, COVID-19 has not had a significant impact on our business. Although we currently expect that any future disruptive impact of COVID-19 on our business to be temporary, this situation continues to evolve rapidly and therefore we cannot predict the extent of which COVID-19’s  impact on Nortech.  We expect and are seeing that COVID-19 (and reactions to it) are having and will have negative global financial consequences and heightened uncertainty, which may directly or indirectly negatively impact the operation of our supply chain, our liquidity and capital resources, and our workforce availability, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. In testing goodwill for impairment we perform a quantitative or qualitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. Prior to completing the quantitative analysis described above, we have the option to perform a qualitative assessment of goodwill for impairment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we conclude the fair value is more likely than not less than the carrying value, we perform the quantitative analysis. Otherwise, no further testing is needed.

In our annual impairment test in 2019, we performed a qualitative analysis of goodwill for as described above. Based on the analysis, we determined that it was more likely than not that the fair value exceeds the carrying amount and therefore, a quantitative analysis was not necessary. In our annual impairment test in 2018, we performed a quantitative analysis using discounted cash flows and market approach which is based on the guideline public company method. Discounted cash flow models include assumptions related to our product revenue, gross margins, operating margins and other assumptions. There was no impairment of goodwill recorded in 2018 or 2019.

Long-Lived Assets Impairment

We evaluate long-lived assets, primarily property and equipment, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. We determined there was a triggering event during the fourth quarter of 2018 and determined the undiscounted cash flows exceeded the carrying amounts of long-lived assets. We did not have a triggering event in 2019.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on outstanding accounts receivable. An amount of judgment is required when assessing the ability to realize accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We believe the reserve is adequate for any exposure to loss in the December 31, 2019 accounts receivable. At December 31, 2019, our allowance for doubtful accounts was $0.3 million.

Inventory Reserves

Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We believe the total reserve at December 31, 2019 of $1.5 million is adequate.

Operating Results

The following table presents our statements of operations data as percentages of total net sales for the years indicated:

	2019	2018
Net Sales	100.0%	100.0%
Cost of Goods Sold	89.2	88.3
Gross Profit	10.8	11.7

Selling Expenses	2.3	3.2
General and Administrative Expenses	8.3	7.4
Income (Loss) from Operations	0.2	1.1

Interest Expense	(0.9)	(0.7)
Income (Loss) Before Income Taxes	(0.7)	0.4

Income Tax Expense	0.4	0.3
Net Income (Loss)	(1.1)%	0.1%

Net Sales

Our net sales in 2019 were $116.3 million, compared to $113.4 million in 2018, an increase of $2.9 million or 2.6%. Net sales results were varied by markets. The medical market increased by $12.6 million or 25.2% with medical devices accounting for 140% of the increase while medical component products decreased 40%. The industrial market decreased by $9.6 million or 21.3% in 2019 as compared to 2018. Net sales from the aerospace and defense markets decreased by $0.1 million or 0.6% in 2019 as compared to 2018.

Net sales by our major EMS industry markets for the years ended December 31, 2019 and 2018 were as follows:

			%
(in millions)	2019	2018	Change
Aerospace and Defense	$18.2	$18.3	(0.5)
Medical	62.6	50.0	25.2
Industrial	35.5	45.1	(21.3)
Total Net Sales	$116.3	$113.4	2.6

Net sales by timing of transfer of goods and services for year ended December 31, 2019 and 2018 are as follows (in millions):

	Year Ended December 31,2019

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$16.9	$0.5	$0.8	$18.2
Medical	56.8	3.0	2.8	62.6
Industrial	30.8	3.1	1.6	35.5
Total net sales	$104.5	$6.6	$5.2	$116.3

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$17.3	$0.2	$0.8	$18.3
Medical.	47.0	0.8	2.2	50.0
Industrial	39.0	4.2	1.9	45.1
Total net sales	$103.3	$5.2	$4.9	$113.4

Backlog

Our 90-day backlog at December 31, 2019 was $27.3 million, compared to $27.4 million at the end of 2018. Our aerospace and defense customers 90-day backlog increased 16.7% compared to the prior year end, along with an increase of 2.0% for our medical customers over the prior year. These increases were offset by a decrease of 19.4% in our industrial customers 90-day backlog compared to the prior year end.

90-day backlog by our major EMS industry markets are as follows:

	Backlog as of the Year Ended
	December 31,		%
(in millions)	2019	2018	Change
Aerospace and Defense	$7.0	$6.0	16.7
Medical	14.6	14.3	2.0
Industrial	5.7	7.1	(19.4)
Total Backlog	$27.3	$27.4	(0.3)

Our 90-day backlog varies due to order size, manufacturing delays, inventory programs, contract terms and conditions and changes in timing of customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next. Our total shipment backlog was $50.1 million at December 31, 2019 compared to $47.1 million at the end of December 31, 2018.

Gross Profit

Our gross profit as a percentage of net sales was 10.8% and 11.7% for the years ended December 31, 2019 and 2018, respectively. The decline in gross profit in the year to date comparison was driven by product mix and operational inefficiencies due to component shortages.

Selling

Selling expenses were $2.7 million, or 2.3% of net sales, for the year ended December 31, 2019 and $3.6 million, or 3.2% of net sales, for the year ended December 31, 2018. The decrease is due to lower sales incentives and timing of events.

General and Administrative

General and administrative expenses were $9.6 million, or 8.3% of net sales, for the year ended December 31, 2019 and $8.4 million, or 7.4% of net sales, for the year ended 2018. The increase was due to additional spend related to our recently implemented ERP system and one-time expenditures to improve operations.

Income from Operations

Our income from operations for the 2019 fiscal year was $0.2 million, a decrease of $1.0 million from the 2018 fiscal year of $1.2 million, resulting from our decrease in gross profit as a percent of sales.

Interest Expense

Interest expense for the year ended December 31, 2019 was $1.0 million, compared with $0.8 million for the year ended December 31, 2018 due largely to additional borrowing on line of credit and higher interest rates.

Income Taxes

Income tax expense for the year ended December 31, 2019 was $0.4 million. Income tax expense for the year ended December 31, 2018 was $0.3 million. The effective tax rate for fiscal 2019 and 2018 was 49.9% and 66.3%, respectively. Our 2019 tax rate was driven by the tax on global intangible low-taxed income provisions and additional valuation allowance created due to more deferred tax assets generated in 2019.

Our 2018 tax rate was driven by the tax on global intangible low-taxed income provisions that was enacted in 2018 and onward.

The statutory reconciliation for the years ended December 31, 2019 and 2018 is as follows:

(in thousands)	2019	2018
Statutory federal tax provision (benefit)	$(172)	$107
State income tax benefit	(29)	(36)
Effect of foreign operations	(23)	52
Uncertain tax positions	44	(19)
Income tax credits	(70)	-
Valuation allowance	789	(199)
Permanent differences	36	15
Global Intangile Low-Taxed Income Effect	80	296
Return to Provision - Credits and NOL	(240)	176
Deferred adjustments	(16)	(62)
Other	10	(4)
Income tax expense	$409	$326

Net (Loss) Income

Our net loss in 2019 was $1.2 million or $(0.46) per diluted common share. Net income in 2018 was $0.2 million or $0.06 per diluted common share.

Liquidity and Capital Resources

We believe that our existing financing arrangements and anticipated cash flows from operations will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for at least the next 12 months.

Credit Facility

We have a credit agreement with Bank of America which was entered into on June 15, 2017 (as amended, the “Bank of America Credit Agreement”), and provides for a line of credit arrangement of $16 million that expires on June 15, 2022. The credit arrangement also has a $5 million real estate term note outstanding with a maturity date of June 15, 2022.

Under the Bank of America Credit Agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our Bank of America Credit Agreement bears interest at the combined weighted-average interest rate of 5.5% as of December 31, 2019, compared with 4.80% as of December 31, 2018. We had borrowings on our Bank of America Credit Agreement of $10.1 million outstanding, compared with $9.3 million outstanding as of December 31, 2018. There are no acceleration clauses under the Bank of America Credit Agreement that would accelerate the maturity of our outstanding line of credit borrowings.

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

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than (i) 1.0 to 1.0 for the three months ending December 31, 2019, six months ending March 31, 2020, nine months ending June 30, 2020 and twelve months ending September 30, 2020 and each fiscal quarter end thereafter.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2019, we had unused availability under our line of credit of $4.1 million, supported by our borrowing base. The line is secured by substantially all of our assets.

In the second quarter of 2019, our China operations entered into a line of credit arrangement with China Construction Bank which provides for a line of credit arrangement of 6,000,000 Renminbi (RMB) that expires on April 3, 2021. This line of credit bears an interest rate of 6% and we had no amounts outstanding as of December 31, 2019.

Cash flows for the years ended December 31, 2019 and 2018 are summarized as follows:

(in thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$997	$2,444
Investing activities	(758)	(1,390)
Financing activities	(525)	(889)
Effect of exchange rate changes on cash	(1)	3
Net change in cash	$(287)	$168

Cash provided by operating activities for the year ended December 31, 2019 was $1.0 million and for the year ended December 31, 2018 was $2.4 million, both comprised primarily of net (loss)/income adjusted by the noncash add back of depreciation and amortization. The year-over-year decrease in cash provided by operating activities is due to the decrease in net earnings.

Net cash used in investing activities was $0.8 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively. Cash used in investing activities in 2019 and 2018 was primarily reinvestments in the business to purchase property and equipment.

Net cash used in financing activities in 2019 and 2018 of $0.5 million and $0.9 million, respectively, consisted of payments on long-term debt and capital lease partially offset by borrowing on our line of credit.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the SEC, in materials delivered to stockholders and in press releases. Such statements generally will be accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “possible,” “potential,” “predict,” “project,” or other similar words that convey the uncertainty of future events or outcomes. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

♦	Volatility in the marketplace which may affect market supply, demand of our products or currency exchange rates;
♦	Increased competition from within the EMS industry or the decision of OEMs to cease or limit outsourcing;
♦	Changes in the reliability and efficiency of our operating facilities or those of third parties;
♦	Risks related to availability of labor;
♦	Increases in certain raw material costs such as copper and oil;
♦	Commodity and energy cost instability;
♦	Risks related to FDA noncompliance;
♦	The loss of a major customer;
♦	General economic, financial and business conditions that could affect our financial condition and results of operations;
♦	Increased or unanticipated costs related to compliance with securities and environmental regulation;
♦	Disruption of global or local information management systems due to natural disaster or cyber-security incident;
♦	Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus that affect our operations, our customers' operations or our suppliers' operations.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Item 8. Financial Statements and Supplementary Data

PAGE

Report of Independent Registered Public Accounting Firm	25

Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018	26

Consolidated Balance Sheets as of December 31, 2019 and 2018	27

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018	28

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2019 and 2018	29

Notes to Consolidated Financial Statements	30-50

(The remainder of this page was intentionally left blank.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Nortech Systems Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company has changed its method of accounting for operating leases as of January 1, 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).

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

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2017.

Minneapolis, Minnesota

March 19, 2020

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE DATA)

	2019	2018

Net Sales	$116,333	$113,370

Cost of Goods Sold	103,757	100,059

Gross Profit	12,576	13,311

Operating Expenses:
Selling Expenses	2,723	3,629
General and Administrative Expenses	9,629	8,433
Total Operating Expenses	12,352	12,062

Income From Operations	224	1,249

Other Expense
Interest Expense	(1,043)	(757)

(Loss) Income Before Income Taxes	(819)	492

Income Tax Expense	409	326

Net (Loss) Income	$(1,228)	$166

(Loss) Earnings Per Common Share:
Basic	$(0.46)	$0.06
Weighted Average Number of Common Shares Outstanding - Basic	2,665,165	2,692,382

Diluted	$(0.46)	$0.06
Weighted Average Number of Common Shares Outstanding - Dilutive	2,665,165	2,699,614

Other comprehensive (loss) income
Foreign currency translation	(24)	(132)
Comprehensive (loss) income, net of tax	$(1,252)	$34

See accompanying notes to Consolidated Statement of Operations and comprehensive Income (Loss)

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE DATA)

	2019	2018
ASSETS
Current Assets
Cash	$351	$480
Restricted Cash	309	467
Accounts Receivable, less allowances of $335 and $222	18,558	20,093
Inventories	14,279	17,004
Contract Assets	7,659	6,431
Prepaid Assets and Other Current Assets	2,128	1,381
Total Current Assets	43,284	45,856

Property and Equipment, Net	9,581	10,178
Operating Lease Assets	4,827	-
Goodwill	2,375	2,375
Other Intangible Assets, Net	1,343	1,523
Other Non Current Assets	-	28
Total Assets	$61,410	$59,960

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt	$444	$780
Current Portion of Finance Lease Obligations	557	337
Current Portion of Operating Leases	858	-
Accounts Payable	14,014	18,142
Accrued Payroll and Commissions	3,493	2,747
Other Accrued Liabilities	2,866	2,886
Total Current Liabilities	22,232	24,892

Long-Term Liabilities
Long-term Line of Credit	10,088	9,264
Long-Term Debt, Net of Current Maturities	3,179	3,624
Long-Term Finance Lease Obligations, Net of Current Portion	1,451	951
Long-Tem Operating Lease Obligations, Net of current Portion	4,366	-
Other Long-Term Liabilities	118	139
Total Long-Term Liabilities	19,202	13,978
Total Liabilities	41,434	38,870

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized; 2,657,530 and 2,739,250 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	15,748	15,610
Accumulated Other Comprehensive Loss	(257)	(233)
Retained Earnings	4,208	5,436
Total Shareholders' Equity	19,976	21,090
Total Liabilities and Shareholders' Equity	$61,410	$59,960

 See accompanying notes to Consolidated Statement of Operations and comprehensive Income (Loss)

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,228)	$166
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation	1,926	1,877
Amortization	295	312
Compensation on Stock-Based Awards	145	126
Compensation on Equity Appreciation Rights	116	-
Deferred Taxes	20	1
Change in Accounts Receivable Allowance	113	13
Change in Inventory Reserves	374	268
Loss on Disposal of Property and Equipment	32	-
Changes in Current Operating Items
Accounts Receivable	1,413	(2,746)
Inventories	2,344	(3,875)
Contract Assets	(1,228)	-
Prepaid Expenses and other Curent Assets	(1,015)	(302)
Income Taxes	401	(76)
Accounts Payable	(3,680)	6,028
Accrued Payroll and Commissions	746	(154)
Other Accrued Liabilities	223	806
Net Cash Provided by Operating Activities	997	2,444

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	-	14
Purchase of Intangible Asset	(39)	(4)
Purchases of Property and Equipment	(719)	(1,400)
Net Cash Used in Investing Activities	(758)	(1,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Line of Credit	823	761
Principal Payments on Long-Term Debt	(856)	(1,374)
Principal Payments on Financing Leases	(369)	-
Stock Option Excercises	7	-
Share Repurchases	(130)	(276)
Net Cash used in Financing Activities	(525)	(889)

Effect of Exchange Rate Changes on Cash	(1)	3

Net Change in Cash	(287)	168
Cash - Beginning of Year	947	779
Cash - End of Year	$660	$947

Reconciliation of cash and restricted cash reported within the consolidated balance sheets
Cash	$351	$480
Restricted Cash	309	467
Total Cash and restricted cash reported in the consolidated statements of cash flows	$660	$947

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$980	$719
Cash Paid for Income Taxes	194	335

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	4	445
Equipment Acquired under Capital Lease	1,089	100

 See accompanying notes to Consolidated Statement of Operations and comprehensive Income (Loss)

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS)

				Accumulated
			Additional	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Retained	Shareholders'
	Stock	Stock	Capital	(Loss)	Earnings	Equity
BALANCE DECEMBER 31, 2017	$250	$27	$15,760	$(101)	$3,889	$19,825
Net Income	-	-	-	-	166	166
Cumulative Adjustment	-	-	-	-	1,381	1,381
Foreign Currency Translation Adjustment	-	-	-	(132)	-	(132)
Compensation on Stock-based awards	-	-	126	-	-	126
Share repurchases	-	-	(276)	-	-	(276)

BALANCE DECEMBER 31, 2018	250	27	15,610	(233)	5,436	21,090
Net Loss	-	-	-	-	(1,228)	(1,228)
Foreign currency translation adjustment	-	-	-	(24)	-	(24)
Compensation on stock-based awards	-	-	268	-	-	268
Share repurchases	-	-	(130)	-	-	(130)

BALANCE DECEMBER 31, 2019	$250	$27	$15,748	$(257)	$4,208	$19,976

See accompanying notes to Consolidated Statement of Operations and comprehensive Income (Loss)

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Nortech Systems, Incorporated and Subsidiaries have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Nature of Business

Our manufacturing services include complete medical devices, printed circuit board assemblies, wire and cable assemblies, and complex higher-level electromechanical assemblies for a wide range of medical, industrial and defense and aerospace industries. We provide a full "turn-key" contract manufacturing service to our customers. All products are built to the customer's design specifications. We also provide engineering services and repair services.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The December 31, 2019 balance included cash collateral required to be held against our corporate employee purchasing card program and lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day. As of December 31, 2019, we had no outstanding letters of credit. Restricted cash as of December 31, 2019 and December 31, 2018 was $309 and $467, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts was $335 and $222 at December 31, 2019 and 2018, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Costs include material, labor, and overhead required in the production of our products. Inventory reserves are maintained for inventories that may have a lower value than stated or quantities in excess of future production needs.

We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incur charges to write down inventories to their net realizable value. The determination of a reserve for excess and obsolete inventory involves management exercising judgment to determine the required reserve, considering future demand, product life cycles, introduction of new products and current market conditions.

Inventories are as follows:

	2019	2018
Raw materials	$15,245	$16,769
Work in process	479	1,015
Finished goods	41	332
Reserves	(1,486)	(1,112)
Total	$14,279	$17,004

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

	Years
Buildings		39
Leasehold improvements	3	-	15
Manufacturing equipment	3	-	7
Office and other equipment	3	-	7

Property and equipment at December 31, 2019 and 2018:

	2019	2018
Land	$360	$360
Building and Leasehold Improvements	9,660	9,184
Manufacturing Equipment	21,908	21,260
Office and Other Equipment	7,192	7,074
Accumulated Depreciation	(29,539)	(27,700)
Total Property and Equipment, Net	$9,581	$10,178

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Other Intangible Assets

Finite life intangible assets at December 31, 2019 and 2018 are as follows:

	December 31, 2019
		Gross	Accumulated	Net Book
		Carrying	Amortization	Value
	Years	Amount	Amount	Amount
Customer Relationships	9	$1,302	$651	$651
Intellectual Property	3	100	95	5
Trade Names	20	814	183	631
Other	7	56	-	56
Totals		$2,272	$929	$1,343

	December 31, 2018
		Gross	Accumulated	Net Book
		Carrying	Amortization	Value
	Years	Amount	Amount	Amount
Customer Relationships	9	$1,302	$506	$796
Intellectual Property	3	100	61	39
Trade Names	20	814	143	671
Other	7	17	-	17
Totals		$2,233	$710	$1,523

Amortization of finite life intangible assets was $219 for each of the years ended December 31, 2019 and 2018.

Estimated future annual amortization expense (except projects in process) related to these assets is approximately as follows:

Year	Amount
2020	$191
2021	185
2022	185
2023	185
Thereafter	541
Total	$1,287

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. In testing goodwill for impairment, we perform a quantitative or qualitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. Prior to completing the quantitative analysis described above, we have the option to perform a qualitative assessment of goodwill for impairment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we conclude the fair value is more likely than not less than the carrying value, we perform the quantitative analysis. Otherwise, no further testing is needed.

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

Long-Lived Asset Impairment

We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets or asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to dispose. We determined there were no triggering events in 2019 or 2018.

Preferred Stock

Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and if declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2019 and 2018.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

Advertising

Advertising costs are charged to operations as incurred. The total amount charged to expense was $101 and $132 for the years ended December 31, 2019 and 2018, respectively.

Income Taxes

We account for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We recognize interest and penalties accrued on any unrecognized tax benefits as a component on income tax expense.

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

Incentive Compensation

We use a Black-Scholes option-pricing model to determine the grant date fair value of our incentive awards and recognize the expense on a straight-line basis over the vesting period less awards expected to be forfeited using estimated forfeiture rates. See Note 8 for additional information.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A reconciliation of basic and diluted share amounts for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Basic weighted average common shares outstanding	2,665,165	2,692,382
Weighted average common stock equivalents from assumed exercise of stock options	-	7,232
Diluted weighted average common shares outstanding	2,665,165	2,699,614

Fair Value of Financial Instruments

The carrying amounts of all financial instruments approximate their fair values. The carrying amounts for cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the carrying value of our long-term debt and line of credit approximates its fair value.

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

Level 3: Unobservable inputs for the asset or liability, reflecting the reporting entity’s own assumptions about the assumptions that market participants would use in pricing

Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. We endeavor to use the best available information in measuring fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Acquisition-Related Contingent Consideration

We acquired Devicix on July 1, 2015. The aggregate consideration paid to Devicix shareholders includes up to $2,500 of contingent consideration to be paid based on the achievement of certain performance-based milestones. The fair value of the contingent consideration was measured using an expected present value approach to estimate an expected value. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of this Level 3 measured liability was $34 as of December 31, 2018 and was $0 as of December 31, 2019 as the liability was fully paid.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Goodwill

In determining the nonrecurring fair value measurements of impairment of goodwill we utilized a blend of the market value and discounted cash flow approach. We have $2,375 as of December 31, 2019 and 2018 and determined there was no impairment of goodwill during the years ended December 31, 2019 or 2018. The cumulative goodwill impairment loss is $908 as of both December 31, 2019 and 2018.

Enterprise-Wide Disclosures

Our results of operations for the years ended December 31, 2019 and 2018 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ requirements. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and all corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

Export sales from our domestic operations represent approximately 3.1% and 4.8% of consolidated net sales for the years ended December 31, 2019 and 2018, respectively.

Net sales by our major EMS industry markets for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Aerospace and Defense	$18,207	$18,314
Medical	62,612	49,974
Industrial	35,514	45,082
Total Net Sales	$116,333	$113,370

Noncurrent assets, excluding deferred taxes, by country are as follows:

	United States	Mexico	China	Total
December 31, 2019
Property and equipment, net	$8,024	$961	$596	$9,581
Operating Lease Assets	$4,827	-	-	4,827
Other assets	$3,719	-	-	3,719

December 31, 2018
Property and equipment, net	$8,687	$821	$670	$10,178
Other assets	3,898	8	-	3,906

Foreign Currency Transactions

The functional currency for our Mexico subsidiary is the US dollar. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense). The functional currency for our China subsidiary is the Renminbi (“RMB”). Assets and liabilities of the China operation are translated from RMB into U.S. dollars at period-end rates, while income and expense are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within shareholders’ equity. The total foreign currency translation adjustment decreased shareholders’ equity by $24, from an accumulated foreign currency translation loss of $233 as of December 31, 2018 to an accumulated foreign currency translation loss of $257 as of December 31, 2019.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statements of Operations. Net foreign currency transaction losses included in the determination of net earnings was $11 and $170 for the years ended December 31, 2019 and 2018, respectively.

Recently Issued and Adopted Accounting Standards

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

The impact of adopting the new lease standard was the recognition of $5,731 of lease assets and lease liabilities related to our operating leases. The adoption of the new lease standard had no impact to our Consolidated Statements of Operations, Consolidated Statements of Cash Flows or Consolidated Statements of Shareholders’ Equity.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The ASU also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The new guidance is effective for public business entities that meet the definition of a Smaller Reporting Company as defined by the SEC for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the year ended December 31, 2019 and 2018. One division accounted for approximately 19.9% and 20.8% of net division sales for the years ended December 31, 2019 and 2018, respectively. The second division accounted for approximately 2.6% and 2.4% of net division sales for the years ended December 31, 2019 and 2018, respectively. Together they accounted for approximately for 22.5% and 23.2% of net sales for the years ended December 31, 2019 and 2018, respectively. Accounts receivable from the customer at December 31, 2019 and 2018 represented 35.6% and 16.3% of our total accounts receivable, respectively.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 90% of our revenue for the year ended December 31, 2019. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

Contract Assets

Contract assets, recorded as such in the Consolidated Balance Sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the year ended December 31, 2019 was as follows:

Year Ended December 31, 2019
Outstanding at January 1, 2019	$6,431
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(5,180)
Product transferred over time	6,408
Outstanding at December 31, 2019	$7,659

We expect substantially all of the remaining performance obligations for the contract assets recorded as of December 31, 2019, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following tables summarize our net sales by market for the year ended December 31, 2019:

	Year Ending December 31, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$16,892	$462	$853	$18,207
Medical	56,760	3,021	2,831	62,612
Industrial	30,802	3,144	1,568	35,514
Total net sales	$104,454	$6,627	$5,252	$116,333

	Year Ending December 31, 2018
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Aerospace and Defense	$17,263	$232	$819	$18,314
Medical	46,950	821	2,203	49,974
Industrial	39,071	4,157	1,854	45,082
Total net sales	$103,284	$5,210	$4,876	$113,370

Note 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2022. The credit arrangement also has a $5,000 real estate term note outstanding with a maturity date of June 15, 2022.

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 5.5% and 4.8% as of December 31, 2019 ad 2018, respectively. We had borrowings on our line of credit of $10,088 and $9,264 outstanding as of December 31, 2019 and December 31, 2018, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

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

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than (i) 1.0 to 1.0, for the three months ending December 31, 2019, six months ending March 31, 2020, nine months ending June 30, 2020 and twelve months ending September 30, 2020 and each Fiscal Quarter end thereafter.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2019 and 2018, we had unused availability under our line of credit of $4,148 and $6,137, respectively, supported by our borrowing base. The line is secured by substantially all of our assets.

In the second quarter of 2019, our China operations entered into a line of credit arrangement with China Construction Bank which provides for a line of credit arrangement of 6,000,000 Renminbi (RMB), approximately $860, that expires on April 3, 2021. This line of credit bears an interest rate of 6% and we had no amounts outstanding as of December 31, 2019.

Long-term debt balances at December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Term note payable - Bank of America
Real estate term note bearing interest at one-month LIBOR + 2.25% (4.1% and 4.8% as of December 31, 2019 and 2018, respectively) maturing June 15, 2022 with monthly payments of approximately $41,000 plus interest secured by substantially all assets.	$3,755	$4,253

Devicix Acquistion Note 1 payable to DeLange Holdings, matured on July 1, 2019.	-	156

Devicix Acquistion Note 2 payable to DeLange Holdings, matured on July 1, 2019.	-	203
	3,755	4,612
Discount on Devicix Notes Payable	-	(23)
Debt issuance Costs	(132)	(185)
Total long-term debt	3,623	4,404
Current maturities of long-term debt	(444)	(780)
Long-term debt - net of current maturities	$3,179	$3,624

Future maturity requirements for long-term debt outstanding as of December 31, 2019, are as follows:

Years Ending December 31,	Amount
2020	$498
2021	498
2022	2,759
Total	$3,755

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At December 31, 2019, we do not have material lease commitments that have not commenced.

We have financing leases for certain property and equipment used in the normal course of business.

The components of lease expense were as follows:

December 31,
Lease Cost	2019
Operating lease cost	$1,014
Finance lease interest cost	69
Finance lease amortization expense	306
Total lease cost	$1,389

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$4,827
Finance lease assets	Property, Plant and Equipment	2,447
Total leased assets		$7,274

Liabilities
Current
Current operating lease liabilities	Current Portion of Operating Lease Obligations	$858
Current finance lease liabilities	Current Portion of Finance Lease Obligations	557
Noncurrent
Long-term operating lease liabilities	Long Term Operating Lease Liabilities, Net	4,366
Long term finance lease liabilities	Long Term Finance Lease Obligations, Net	1,451
Total lease liabilities		$7,232

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Supplemental cash flow information related to leases was as follows:

December 31,
2019
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$777
Right-of-use assets obtained in exchange for lease obligations	$5,731

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2020	$858	$649	$1,507
2021	722	649	1,371
2022	726	485	1,211
2023	738	244	982
2024	798	188	986
Thereafter	2,582	0	2,582
Total lease payments	$6,424	$2,215	$8,639
Less: Interest	(1,200)	(207)	(1,407)
Present value of lease liabilities	$5,224	$2,008	$7,232

The lease term and discount rate at December 31, 2019 were as follows:

Weighted-average remaining lease term (years)
Operating leases	7.8
Finance leases	3.7
Weighted-average discount rate
Operating leases	4.8%
Finance leases	5.3%

Rent expense for our operating leases the year ended December 31, 2018 as accounted under ASC 840, Leases, was $1,376.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The future minimum lease commitments as of December 31, 2018, under ASC 840 are as follows:

Operating Leases
2019	$1,024
2020	858
2021	722
2022	726
2023	738
Thereafter	3,380
Total minimum obligations	$7,448

note 6. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA” or the Act) was enacted. The legislation significantly changed U.S. tax law by lowering the federal corporate tax rate from 34.0% to 21.0%, effective January 1, 2018, modifying the foreign earnings deferral provisions, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017. Effective for 2018 and forward, there is a tax on global intangible low-taxed income provisions (“GILTI”) which has been considered in the provision for income taxes..

The income tax expense for the years ended December 31, 2019 and 2018 consists of the following:

	2019	2018

Current taxes - Federal	$248	$(38)
Current taxes - State	11	10
Current taxes - Foreign	150	334
Deferred taxes - Foreign	-	20
Income tax expense	$409	$326

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The statutory rate reconciliation for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Statutory federal tax provision (benefit)	$(172)	$107
State income tax benefit	(29)	(36)
Effect of foreign operations	(23)	52
FIN 48 adjustment, including federal benefit for state reserves	44	(19)
Income tax credits	(70)	-
Valuation allowance	789	(199)
Permanent differences	36	15
Global Intangile Low-Taxed Income Effect	80	296
Return to Provision - Credits and NOL	(240)	176
Deferred adjustments	(16)	(62)
Other	10	(4)
Income tax expense	$409	$326

(Loss) Income from operations before income taxes was derived from the following sources:

	2019	2018
Domestic	$(1,512)	$(1,090)
Foreign	693	1,582
Total	$(819)	$492

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Deferred tax (liabilities) assets at December 31, 2019 and 2018, consist of the following:

	2019	2018
Deferred Tax
Allowance for uncollectable accounts	$79	$53
Inventories reserve	348	267
Accrued vacation	112	145
Accrued bonus	171	-
Stock-based compensation and equity appreciation rights	62	54
Lease Accounting ASC 842 Lease Liability	1,230	-
Section 481(a) adjustment	716	(249)
Net operating loss carryforwards	97	175
Tax credit carryforwards	171	449
Other	7	76
Total	2,993	970
Valuation allowance	(1,403)	(614)
Deferred tax (liabilities) assets	1,590	356

Prepaid expenses	-	(40)
Lease Accounting ASC 842 Lease Asset	(1,158)	-
Property and equipment	(432)	(316)
Deferred tax liabilities	(1,590)	(356)
Net deferred tax assets	$-	$-

We currently have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and U.S. GAAP income, research and development tax credit carry forwards and state net operating loss carry forwards.  A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, or when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

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

In analyzing the need for a valuation allowance, we considered our history of operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook and timing regarding when we might return to profitability.  After considering all available evidence both positive and negative, we concluded that the valuation allowance is needed for all our U.S. based deferred tax assets.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

At December 31, 2019, we had federal general business tax credit carryforwards of $284 that will begin to expire in 2028, if unused. For U.S. state tax purposes, we have Minnesota R&D credit carryforwards of $190 and various state net operating loss carryforwards of $1, The state credits and NOLs expire at various years starting in 2024.

The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the years ended December 31, 2019 and 2018 (in thousands):

Balance as of December 31, 2018	$33

Tax positions related to current year:
Additions based on tax positions related to the current year	11
Statute of limitations	-
Balance as of December 31, 2019	$44

●

The $44 of unrecognized tax benefits as of December 31, 2019 includes $25 which, if ultimately recognized, will reduce our annual effective tax rate. The remainder would be a reduction in the deferred tax asset and valuation allowance.

Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2019 and 2018 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  As of December 31, 2019, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year 2016.

Note 7. 401(K) RETIREMENT PLAN

We have a 401(k) profit sharing plan (the 401(k) Plan) for our employees. The 401(k) Plan is a defined contribution plan covering substantially all of our U.S. employees. Employees are eligible to participate in the Plan after completing three months of service and attaining the age of 18. Employees are allowed to contribute up to 60% of their wages to the 401(k) Plan. Historically we have matched 25% of the employees’ contributions up to 6% of covered compensation. We made contributions, net of forfeitures, of approximately $152 and $286 during the years ended December 31, 2019 and 2018, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

note 8. INCENTIVE PLANS

Stock Options

On May 3, 2005, the shareholders approved the 2005 Incentive Compensation Plan (the 2005 Plan) and eliminated the remaining 172,500 option shares available for grant under the prior 2003 Plan effective February 23, 2005. The total number of shares of common stock that may be granted under the 2005 Plan is 200,000. The 2005 Plan has not been renewed, and therefore no further grants may be made under the 2005 Plan. The 2005 Plan provides that option shares granted come from our authorized but unissued common stock. The price of the option shares granted under the plan will not be less than 100% of the fair market value of the common shares on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant. In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 400,000 shares. There were 186,200 and 134,000 options granted during the year ended December 31, 2019 and 2018, respectively

We estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the consolidated statements of operations over the requisite service periods. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. We estimate forfeitures at the time of grant and revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A summary of option activity as of and for the years ended December 31, 2019 and 2018 as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2018	187,750	$3.70
Granted	134,000	3.36
Exercised	-	-
Cancelled	(97,000)	(3.84)
Outstanding – December 31, 2018	224,750	$3.44	8.60	$52,715
Granted	186,200	4.31
Exercised	(2,250)	(3.20)
Cancelled	(36,500)	(3.66)
Outstanding – December 31, 2019	372,200	$3.85	8.57	$379,429
Exercisable on December 31, 2019	107,567	$3.44	7.69	$154,305

There were 2,250 options exercised during the year ended December 31, 2019 and no options exercised during the year ended December 31, 2018. Total compensation expense related to stock options for the years ended December 31, 2019 and 2018 was $268 and $126, respectively. As of December 31, 2019, there was $365 of unrecognized compensation which will vest over the next 2.9 years.

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

During the year-ended December 31, 2019, we granted a total of 100,000 Units with a vesting date of December 31, 2021. There were no units granted in fiscal 2018.

Total compensation expense related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $0 for the years ended December 31, 2019 and 2018.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 9. COMMITMENTS AND CONTINGENCIES

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

Stock Repurchase Plan

The $250 share repurchase program, authorized by our Board of Directors in August 2017, expired in July 2018 with no authorized repurchases remaining under this program. Under this repurchase program, we repurchased 55,199 shares totaling $201 with commissions and fees during the year ended December 31, 2018. In August 2018, the Board of Directors approved an additional $250 share repurchase program. Under this repurchase program, we repurchased 32,769 and 21,002 shares totaling $133 and $83 commissions and fees during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, this share repurchase plan has expired.

Executive Separation Agreement

We entered into a Separation Agreement with Matt Mahmood, our former Chief Operating Officer, effective October 5, 2018.  In connection with the Separation Agreement, the Company recognized approximately $235 in expense during the year ended December 31, 2018 related to separation payments.  We paid approximately $60 in 2018 and the remainder in 2019.

COVID-19

COVID-19 has not had a significant impact on our business. Although we currently expect that any future disruptive impact of COVID-19 on our business to be temporary, this situation continues to evolve rapidly and therefore we cannot predict the extent of which COVID-19 ‘s impact on us.  We expect and are seeing that COVID-19 (and reactions to it) are having and will have negative global financial consequences and heightened uncertainty, which may directly or indirectly negatively impact the operation of our supply chain, our liquidity and capital resources, and our workforce availability, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

NOTE 10. RELATED PARTY TRANSACTIONS

During 2016, the we entered into a consulting arrangement with a company co-owned by Matt Mahmood, who became our Chief Operating Officer, on May 20, 2018 and who resigned from the Company on October 5, 2018. For the years ended December 31, 2019 and 2018, expenses were incurred in the amounts of $0, and $50, respectively.

On February 22, 2018, we entered into a Consulting Agreement with Crosscourt Group, LLC, a limited liability company owned and managed by William Murray, formerly an independent director of the Company. Mr. Murray resigned from this position in May 2018. The term of the Consulting Agreement was three months and ended in the second quarter of 2018. For the year ended December 31, 2018, expenses were incurred in the amounts of $68.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

During fiscal year ended December 31, 2019 we did business with Printed Circuits, Inc. which is 90% owned by the Kunin family, of which, owns a majority of our stock. We made payments totaling $131 during 2019 to Printed Circuits, Inc.

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework of 2013. Based on our assessment, we concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of the Registrant will be included in the Registrant's 2019 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The company has adopted a code of conduct applicable to all officers, directors, and employees. A copy of this code of conduct will be provided to any person, without charge, upon request from Nortech c/o Chief Financial Officer 7550 Meridian Circle N # 150, Maple Grove, MN 55369.

Item 11. Executive Compensation

Information regarding executive compensation of the Registrant will be included in the Registrant's 2019 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's 2019 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant's 2019 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2019.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)

Equity compensation plans approved by security holders	209,200	$4.13	140,800

Equity compensation plans not approved by security holders	-	-	-

Total	209,200	$4.13	140,800

(1)   Represents common shares issuable upon the exercise of outstanding options granted under the 2018 Incentive Compensation Plan (the 2018 Plan).

(2)   Represents common shares remaining available for issuance under the 2018 Plan of 140,800.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Registrant's 2019 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Registrant's 2019 proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statements Schedules

1.	Consolidated Financial Statements - Consolidated Financial Statements and related Notes are included in Part II, Item 8, and are identified in the Index on Page 25.

2.	Consolidated Financial Statement Schedule - The following financial statement schedule and the Auditors' report thereon is included in this Annual Report on Form 10-K:

All schedules are omitted because it is not required information or the information is presented in the consolidated financial statements or related notes.

3.	The following exhibits are incorporated herein by reference:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed July 16, 1996 (File No. 333-00888)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on April 1, 2019)

10.1	2005 Incentive Compensation Plan (incorporated by reference to Exhibit A to Definitive Proxy Statement filed March 31, 2005)**

10.2	Amendment dated November 5, 2014 to Employment Agreement with Michael Degen (incorporated by reference to Exhibit 99.1 to Form 8-K filed November 7, 2014)**

10.3	Amended and Restated Employment Agreement with Richard Wasielewski dated March 15, 2017 (incorporated by reference to Exhibit 10.1 to Form 10-K filed May 19, 2017)**

10.4	Restated Equity Appreciation Rights Plan dated March 11, 2015 (incorporated by reference to Appendix A to Definitive Proxy Statement filed March 24, 2015)**

10.5	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)

10.6	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 21, 2016).

10.7	2017 Stock Incentive Plan approved by shareholders May 3, 2017 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed March 22, 2017).**

10.8	Amended and Restated Employment Agreement with Richard Wasielewski dated May 15, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 19, 2017).**

10.9	Loan and Security Agreement with Bank of America N.A. dated June 15, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 21, 2017)

10.10	First Amendment dated December 29, 2017 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 8, 2018)

10.11	Employment Agreement with Constance Beck dated January 8, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 12, 2018).**

10.12

Lease Agreement dated February 21, 2018 by and between Manufacturing Assembly Solutions of Monterrey, Inc., a wholly owned Mexican subsidiary of the Company, and OPERADORA STIVA, S.A. DE C.V. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 27, 2018)

10.13	Amendment to the Amended and Restated Employment Agreement with Richard Wasielewski dated December 19, 2018 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 21, 2018).**

10.14	Employment Agreement with Jay D. Miller dated February 27, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 20, 2019).**

10.15	Second Amendment dated August 13, 2019 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2019).

10.16	Employment Agreement with Heidi Grange dated September 9, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 11, 2019).**

10.17	Employment Agreement with John Lindeen dated September 9, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2019)

10.18	First Amendment to Employment Agreement with Constance Beck dated September 9, 2019 (incorporated by reference to Exhibit 10.3 to Form 8-K filed September 11, 2019).**

10.19	Employment Agreement with Curtis Steichen dated September 17, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 18, 2019).**

10.20	Third Amendment dated November 12, 2019 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 12, 2019).

10.21	First Amendment to Lease Agreement dated September 17, 2018 between the Company and AR Meridian Circle Owner, LLC, as successor to LSOP 3 MN 3, LLC. *

21	Subsidiaries of Nortech Systems Incorporated*

23	Consent of Baker Tilly Virchow Krause, LLP*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

Financial statements from the annual report on Form 10-K for the year ended December 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

*	Filed electronically herewith.
**	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated

Registrant

By:	/s/ Jay D. Miller	March 19, 2020
Jay D. Miller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jay D. Miller	March 19, 2020
Jay D. Miller
President and Chief Executive Officer (principal executive officer) and Director

By: /s/ Constance M. Beck	March 19, 2020
Constance M. Beck
Chief Financial Officer (principal financial and accounting officer)

By: /s/ David B. Kunin	March 19, 2020
David B. Kunin, Chairman and Director

By: /s/ Kathleen P. Iverson	March 19, 2020
Kathleen P. Iverson, Director

By: /s/ Ryan P. McManus	March 19, 2020
Ryan P. McManus, Director

By: /s/ Steven J. Rosenstone	March 19, 2020
Steven J. Rosenstone, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-3 (filed on Form S-1) filed July 16, 1996 (File No. 333-00888)

3.2	Bylaws (incorporated by reference to Form 8-K filed on March 25, 2016)

10.1	2005 Incentive Compensation Plan (incorporated by reference to Exhibit A to Definitive Proxy Statement filed March 31, 2005)**

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

10.16	Tenth Amendment dated January 12, 2018 to Third Amended and Restated Credit and Security Agreement between the Company and Wells Fargo Bank, National Association.*

10.17	2018 Stock Incentive Plan approved by shareholders May 3, 2018 (incorporated by reference from the Definitive Proxy Statement filed March 22, 2018)

10.18	Employment Agreement with Matthew Mahmood dated May 15, 2018 (incorporated by reference to Form 8-K filed May 19, 2018)

10.19	Amended and Restated Employment Agreement with Richard Wasielewski dated May 15, 2018 (incorporated by reference to Form 8-K filed May 19, 2018)

10.20	Loan and Security Agreement with Bank of America N.A. dated June 15, 2018 (incorporated by reference to Form 8-K filed June 21, 2018)

10.21	First Amendment dated December 29, 2018 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Form 8-K filed January 8, 2019)

10.22	Employment Agreement with Constance Beck dated January 8, 2019 (incorporated by reference to Form 8-K filed January 12, 2019)

10.23

Lease Agreement dated February 21, 2019 by and between Manufacturing Assembly Solutions of Monterrey, Inc., a wholly owned Mexican subsidiary of the Company, and OPERADORA STIVA, S.A. DE C.V. (incorporated by reference to Form 8-K filed February 27, 2019)

10.24	Consulting Agreement with Crosscourt Group, LLC dated February 22, 2019 (incorporated by reference to Form 8-K filed February 27, 2019)

21	Subsidiaries of Nortech Systems Incorporated*

23.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.1	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

Financial statements from the annual report on Form 10-K for the year ended December 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

*	Filed electronically herewith.

**	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.