Form 10-Q
period 2020-03-31
NORTECH SYSTEMS INC
filed 2020-05-13
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Number of shares of $.01 par value common stock outstanding at May 11, 2020 was 2,657,530.

PART

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019

Net Sales	$27,440	$28,165

Cost of Goods Sold	24,435	25,204

Gross Profit	3,005	2,961

Operating Expenses
Selling Expenses	621	761
General and Administrative Expenses	1,993	2,304

Total Operating Expenses	2,614	3,065

Income (Loss) From Operations	391	(104)

Other Expense
Interest Expense	(224)	(245)

Income (Loss) Before Income Taxes	167	(349)

Income Tax Expense	30	14

Net Income (Loss)	$137	$(363)

Net Income (Loss) Per Common Share:

Basic (in dollars per share)	$0.05	$(0.14)
Weighted Average Number of Common Shares Outstanding - Basic (in shares)	2,657,530	2,659,859

Diluted (in dollars per share)	$0.05	$(0.14)
Weighted Average Number of Common Shares Outstanding - Diluted (in shares)	2,668,590	2,659,859

Other comprehensive income (loss)
Foreign currency translation	(61)	56
Comprehensive income (loss), net of tax	$76	$(307)

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31,	DECEMBER 31,
	2020	2019(1)
ASSETS	(Unaudited)
Current Assets
Cash	$730	$351
Restricted Cash	244	309
Accounts Receivable, less allowances of $325 and $335	20,226	18,558
Inventories	15,363	14,279
Contract Assets	6,774	7,659
Prepaid Expenses and Other Current Assets	2,119	2,128
Total Current Assets	45,456	43,284

Property and Equipment, Net	9,338	9,581
Operating Lease Assets	4,637	4,827
Goodwill	2,375	2,375
Other Intangible Assets, Net	1,297	1,343
Total Assets	$63,103	$61,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$444	$444
Current Portion of Finance Lease Obligation	611	557
Current Portion of Operating Lease Obligations	825	858
Accounts Payable	16,369	14,014
Accrued Payroll and Commissions	2,800	3,493
Other Accrued Liabilities	2,738	2,866
Total Current Liabilities	23,787	22,232

Long-Term Liabilities
Long Term Line of Credit	10,255	10,088
Long-Term Debt, Net	3,069	3,179
Long Term Finance Lease Obligation, Net	1,537	1,451
Long-Term Operating Lease Obligation, Net	4,252	4,366
Other Long-Term Liabilities	112	118
Total Long-Term Liabilities	19,225	19,202
Total Liabilities	43,012	41,434

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,657,530 and 2,657,530 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	15,787	15,748
Accumulated Other Comprehensive Loss	(318)	(257)
Retained Earnings	4,345	4,208
Total Shareholders' Equity	20,091	19,976
Total Liabilities and Shareholders' Equity	$63,103	$61,410

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

(1) The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
Cash Flows From Operating Activities
Net Income (Loss)	$137	$(363)
Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided by (Used In) Operating Activities
Depreciation and Amortization	567	570
Compensation on Stock-Based Awards	39	160
Change in Accounts Receivable Allowance	(10)	24
Change in Inventory Reserves	93	51
Changes in Current Operating Items
Accounts Receivable	(1,644)	(3,001)
Inventories	(1,165)	985
Contract Assets	885	(2,154)
Prepaid Expenses and Other Current Assets	11	(749)
Income Taxes	(88)	(70)
Accounts Payable	2,336	3,209
Accrued Payroll and Commissions	(691)	(611)
Other Accrued Liabilities	(4)	511
Net Cash Provided by (Used in) Operating Activities	466	(1,438)
Cash Flows from Investing Activities
Purchase of Intangible Asset	(6)	-
Purchases of Property and Equipment	(65)	(396)
Net Cash Used in Investing Activities	(71)	(396)
Cash Flows from Financing Activities
Net Change in Line of Credit	167	2,030
Principal Payments on Long-Term Debt	(124)	(328)
Principal Payments on Financing Leases	(123)	(65)
Share Repurchases	-	(13)
Net Cash (Used In) Provided By Financing Activities	(80)	1,624

Effect of Exchange Rate Changes on Cash	(1)	-

Net Change in Cash	314	(210)
Cash - Beginning of Period	660	947
Cash - Ending of Period	$974	$737

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets
Cash	$730	$310
Restricted Cash	244	427
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$974	$737

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$222	$224
Cash Paid (Refunded) During the Period for Income Taxes	40	-

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	23	78
Equipment Acquired under Finance Lease	262	-

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)

				Accumulated		Total
			Additional	Other	Retained	Shareholders'
	Preferred	Common	Paid-In	Comprehensive	Income	Equity

BALANCE DECEMBER 31, 2018	250	27	15,610	(233)	5,436	21,090
Net Loss	-	-	-	-	(363)	(363)
Foreign currency translation adjustment	-	-	-	56	-	56
Compensation on stock-based awards	-	-	160	-	-	160
Share repurchases	-	-	(13)	-	-	(13)

BALANCE MARCH 31, 2019	$250	$27	$15,757	$(177)	$5,073	$20,930

BALANCE DECEMBER 31, 2019	250	27	15,748	(257)	4,208	19,976
Net Income	-	-	-	-	137	137
Foreign currency translation adjustment	-	-	-	(61)	-	(61)
Compensation on stock-based awards	-	-	39	-	-	39

BALANCE MARCH 31, 2020	$250	$27	$15,787	$(318)	$4,345	$20,091

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the interim periods have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Stock-Based Awards

Following is the status of all stock options as of March 31, 2020:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2020	372,200	$3.85
Granted	11,300	2.95
Exercised
Cancelled	(3,200)	3.29
Outstanding - March 31, 2020	380,300	$3.83	8.37	$24,285
Exercisable - March 31, 2020	107,557	$4.06	7.44	$8,095

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 400,000 shares, an additional 50,000 shares were authorized in March 2020. There were 11,300 stock options granted during the three months ended March 31, 2020.

Total compensation expense was $39 and $44 for the three ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $341 of unrecognized compensation which will vest over the next 2.78 years.

In November 2010, the Board of Directors adopted the Nortech Systems Incorporated Equity Appreciation Rights Plan (“2010 Plan”). The total number of Equity Appreciation Right Units (“Units”) that can be issued under the 2010 Plan shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015. During the three months ended March 31, 2019, there were 137,500 units granted. There were no units granted during the three months ended March 31, 2020.

During the three months ended March 31, 2019, there were 132,500 shares awarded that vested immediately that had expense of $116 during the first quarter.

Net Income (Loss) per Common Share

For the three months ended March 31, 2020 there were 2,668,590 diluted shares with $0.05 earnings per diluted share. For the three months ended March 31, 2019, all stock options are deemed to be antidilutive as there was a net loss and, therefore, were not included in the computation of income per common share amount.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The March 31, 2020 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day. As of March 31, 2020, we had no outstanding letters of credit.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Trade accounts receivable have been reduced by an allowance for doubtful accounts of $325 at March 31, 2020 and $335 at December 31, 2019.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows:

	March 31,	December 31,
	2020	2019
Raw Materials	$15,798	$15,245
Work in Process	588	479
Finished Goods	556	41
Reserves	(1,579)	(1,486)

Total	$15,363	$14,279

Other Intangible Assets

Other intangible assets at March 31, 2020 and December 31, 2019 are as follows:

		March 31, 2020
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$687	$615
Intellectual Property	3	100	100	-
Trade Names	20	814	193	621
Patents	7	61	-	61
Totals		$2,277	$980	$1,297

		December 31, 2019
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$651	$651
Intellectual Property	3	100	95	5
Trade Names	20	814	183	631
Patents	7	56	-	56
Totals		$2,272	$929	$1,343

Amortization expense for the three months ended March 31, 2020 and 2019 was $51 and $54, respectively.

Estimated future annual amortization expense (not including patents) related to these assets is approximately as follows (in thousands):

Year	Amount
Remainder of 2020	139
2021	185
2022	185
2023	185
Thereafter	542
Total	$1,236

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. No events were identified during the three months ended March 31, 2020 that would require us to test for impairment. In testing goodwill for impairment, we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than it carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary.

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment and intangible assets, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. No impairment expense was recorded during the three ended March 31, 2020 and 2019, respectively.

Accounting Pronouncements Issued But Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments,” which amends the guidance on the impairment of financial instruments. The amendments in this update removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance removes all current recognition thresholds and introduces the new current expected credit loss (“CECL”) model which will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. The amendments in this update are effective for periods beginning after December 15, 2022; early adoption is permitted. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $974 in cash at March 31, 2020, approximately $703 was held at banks located in China. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three month period ended and March 31, 2020 and 2019. One division accounted for approximately 24% and 23% of net sales for the three March 31, 2020 and 2019, respectively. The other division accounted for approximately 2% of net sales for the three month period ended March 31, 2020 and , and approximately 3% net sales for the three month period ended March 31, 2019. Together they accounted for approximately 26% and 26% of net sales for the three March 31, 2020 and 2019, respectively. Accounts receivable from the customer at March 31, 2020 and December 31, 2019 represented approximately 42% and 36% of our total accounts receivable, respectively.

Export sales represented approximately 12% and 19% of net sales for the three months ended March 31, 2020 and 2019, respectively.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 88 % and 95% of our revenue for both the three months ended March 31, 2020 and 2019, respectively. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheets, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the three months ended March 31, 2020 was as follows (in thousands):

Three Months Ended March 31, 2020
Outstanding at January 1, 2020	$7,659
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(5,712)
Product transferred over time	4,827
Outstanding at March 31, 2020	$6,774

We expect substantially all the remaining performance obligations for the contract assets recorded as of March 31, 2020, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the three ended March 31, 2020 (in thousands):

	Three Months Ended March 31, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$13,703	$1,061	$697	$15,461
Industrial	6,016	970	323	7,309
Aerospace and Defense	4,317	134	219	4,670
Total net sales	$24,036	$2,165	$1,239	$27,440

	Three Months Ended March 31, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$14,495	$35	$409	$14,939
Industrial	8,140	597	244	8,981
Aerospace and Defense	4,103	20	122	4,245
Total net sales	$26,738	$652	$775	$28,165

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and amended effective December 29, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2022. The credit arrangement also has a $5,000 real estate term note outstanding with a maturity date of June 15, 2022.

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 4.8% and 5.6% as of March 31, 2020 and 2019, respectively. We had borrowings on our line of credit of $10,255 and $10,088 outstanding as of March 31, 2020 and December 31, 2019, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

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

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than (i) 1.0 to 1.0, for the three months ending December 31, 2019, six months ending March 31, 2020, nine months ending June 30, 2020 and twelve months ending September 30, 2020 and each Fiscal Quarter end thereafter. The Company met the covenants for the three months ended March 31, 2020.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At March 31, 2020, we had unused availability under our line of credit of $4,115, supported by our borrowing base. The line is secured by substantially all of our assets.

Long-term debt at March 31, 2020 and December 30, 2019 consisted of following:

	March 31,	December 31,
	2020	2019
Real estate term notes bearing interest at one-month LIBOR + 2.25% (3.3% and 4.1% as of March 31, 2020 and December 31, 2019, respectively) maturing June 15, 2022 with monthly payments of approximately $41 plus interest secured by substantially all assets.	$3,631	$3,755
	3,631	3,755

Debt issuance Costs	(118)	(132)

Total long-term debt	3,513	3,623
Current maturities of long-term debt	(444)	(444)
Long-term debt - net of current maturities	$3,069	$3,179

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At March 31, 2020, we do not have material lease commitments that have not commenced.

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	March 31, 2020
Assets
Operating lease assets	Operating lease assets	$4,637
Finance lease assets	Property, Plant and Equipment	2,709
Total leased assets		7,346

Liabilities
Current
Current operating lease liabilities	Current Portion of Operating Lease Obligations	825
Current finance lease liabilities	Current Portion of Finance Lease Obligations	611
Noncurrent
Long-term operating lease liabilities	Long Term Operating Lease Liabilities, Net	4,252
Long term finance lease liabilities	Long Term Finance Lease Obligations, Net	1,537
Total lease liabilities		$7,225

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,
2020
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$210
Right-of-use assets obtained in exchange for lease obligations	$0

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
Remaining 2020	$645	$531	$1,176
2021	722	708	1,430
2022	726	557	1,283
2023	738	302	1,040
2024	798	250	1,048
Thereafter	2,582	16	2,598
Total lease payments	$6,211	$2,364	$8,575
Less: Interest	(1,134)	(216)	(1,350)
Present value of lease liabilities	$5,077	$2,148	$7,225

The lease term and discount rate at March 31, 2020 were as follows:

Weighted-average remaining lease term (years)
Operating leases	7.7
Finance leases	3.7
Weighted-average discount rate
Operating leases	4.8%
Finance leases	5.2%

NOTE 6. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three ended March 31, 2020 and 2019 was 18% and (4%), respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

During three months ended March 31, 2020, we did business with Printed Circuits, Inc. which is 90% owned by the Kunin family, of which, owns a majority of our stock. We had expenses incurred totaling $14 and $51 during the three months ended March 31, 2020 and 2019, respectively to Printed Circuits, Inc.

NOTE 8. SUBSEQUENT EVENTS

On April 15, 2020, we entered into a Promissory Note with Bank of America, N.A. (the “Promissory Note”), which provides for an unsecured loan of $6.1 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which; funds were received on April 22, 2020. The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 6 months from the date of the Promissory Note and we can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the Cares Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Maple Grove, Minnesota based leading provider of design and manufacturing solutions for complex electromechanical systems, assemblies and components. We primarily serve the medical aerospace and defense, and industrial markets. Our design services span concept development to commercial design, and include software, electrical, mechanical, and biomedical engineering. Our manufacturing and supply chain capabilities are vertically integrated around wire, cable and interconnect assemblies, printed circuit board assemblies, as well as system-level assembly, integration and final test. We maintain facilities in Bemidji, Blue Earth, Mankato, Merrifield, and Milaca, Minnesota; Monterrey, Mexico; and Suzhou, China. All of our facilities are certified to one or more of the ISO/AS standards, including 9001, AS9100 and 13485, with most having additional certifications based on the needs of the customers they serve.

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Net Sales	100.0%	100.0%
Cost of Goods Sold	89.0	89.5
Gross Profit	11.0	10.5

Selling Expenses	2.3	2.7
General and Administrative Expenses	7.3	8.1
Income (Loss) from Operations	1.4	(0.3)

Interest Expense	(0.8)	(0.9)
Income (Loss) Before Income Taxes	0.6	(1.2)

Income Tax Expense	0.1	0.1
Net Income (Loss)	0.5%	(1.3%)

Net Sales

Net sales were $27.4 million in the first quarter of 2020, as compared to $28.2 million in the first quarter of the prior year, a decrease of $0.8 million or 2.6%. Net sales results were varied by markets, the medical market increased by $0.5 million or 3.5% with medical devices accounting for the increase. The industrial market sector was down $1.7 million or 18.6% in the first quarter of 2020 as compared to the same quarter of 2019. Net sales from the aerospace and defense markets increased by $0.4 million or 10.0% in the first quarter of 2020 as compared to the first quarter of 2019.

Net sales by our major industry markets for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three months Ended March 31,
	2020	2019	%
	$	$	Change
Medical	15,461	14,939	3.5
Industrial	7,309	8,981	(18.6)
Aerospace and Defense	4,670	4,245	10.0
Total Net Sales	27,440	28,165	(2.6)

Net sales by timing of transfer of goods and services for the three ended March 31, 2020 is as follows (in thousands):

	Three Months Ended March 31, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$13,703	$1,061	$697	$15,461
Industrial	6,016	970	323	7,309
Aerospace and Defense	4,317	134	219	4,670
Total net sales	$24,036	$2,165	$1,239	$27,440

Net sales by timing of transfer of goods and services for the three ended March 31, 2019 is as follows (in thousands):

	Three Months Ended March 31, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$14,495	$35	$409	$14,939
Industrial	8,140	597	244	8,981
Aerospace and Defense	4,103	20	122	4,245
Total net sales	$26,738	$652	$775	$28,165

Backlog

Our 90-day shipment backlog as of March 31, 2020 was $27.5 million, a 0.8% increase from the beginning of the quarter and a 12.5% decrease from the prior year. Backlog for our medical customers has decreased 1.6% from the beginning of the quarter and decreased 17.0% from the prior year. Our industrial customers’ backlog increased 11.1% from the beginning of the quarter and decreased 21.9% from the prior year. The aerospace and defense backlog decreased 2.6% from the beginning of the quarter and increased 13.0% from the prior year. Our backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be transferred within 180 days.

90-day shipment backlog by our major industry markets are as follows (in thousands):

	Shipment Backlog as of the Period Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Medical	$14,330	$14,564	$17,256
Industrial	6,352	5,716	8,130
Aerospace and Defense	6,812	6,994	6,027
Total 90-Day Backlog	$27,494	$27,274	$31,413

Our 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next. Our total shipment backlog was $53.0 million for both periods ended March 31, 2020 and March 31, 2019.

Gross Profit

Gross profit as a percent of net sales 11.0% and 10.5% for the three months ended March 31, 2020 and 2019, respectively. This increase in gross profit as a percent of net sales is mainly due to product and customer mix.

Selling Expense

Selling expenses for the three months ended March 31, 2020 and 2019 was $0.6 million or 2.3% of sales and $0.8 million or 2.7% of sales, respectively. The decrease in selling expenses for 2020 is due to lower headcount and consulting costs.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2020 and 2019, were $2.0 million or 7.3% of sales and $2.3 million or 8.1% of sales, respectively. This decrease is due to lower headcount and consulting costs.

Income (Loss) before Income Taxes

First quarter 2020 income from operations was $0.2 million compared to a loss of $0.3 million for the first quarter in 2019.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three months ended March 31, 2020 and 2019 was 18% and (4%), respectively.

Net Income (Loss)

Net income for the three months ended March 31, 2020 was $0.1 million or $0.05 per basic and diluted common share and a net loss for the three months ended March 31, 2019 of $0.4 million or $(0.14) per basic and diluted common share.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2020 was $0.5 million. The increase in accounts payable positively impacted cash flows, partially offset by an increase in accounts receivable. Net cash used in investing of $0.1 million for the three months ended March 31, 2020.

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

On March 31, 2020, we had outstanding advances of $10.3 million under the line of credit and unused availability of $4.1 million supported by our borrowing base. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs. Our working capital was $21.7 million and $21.1 million as of March 31, 2020 and December 31, 2019, respectively.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than (i) 1.0 to 1.0 for the three months ending December 31, 2019, six months ending March 31, 2020, nine months ending June 30, 2020 and twelve months ending September 30, 2020 and each fiscal quarter end thereafter. The Company met the covenants for the three months ended March 31.2020.

On April 15, 2020, we entered into a Promissory Note with Bank of America, N.A. (the “Promissory Note”), which provides for an unsecured loan of $6.1 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which; funds were received on April 22, 2020. The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 6 months from the date of the Promissory Note and we can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the Cares Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results could differ from these estimates.

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

Please refer to forward-looking statements and risks as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

ITEM 1A. RISK FACTORS

We are affected by the risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended under the heading “Part I – Item 1A.Risk Factors.” Other than as noted below, there have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.

Paycheck Protection Program Promisorry Note

On April 15, 2020, we entered into a Promissory Note with Bank of America, N.A. (the “Promissory Note”), which provides for an unsecured loan of $6.1 million pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which; funds were received on April 22, 2020. On April 23, 2020, the Small Business Administration (“SBA”) issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP under the CARES Act. Subsequently, on April 28, 2020, the secretary of the Treasury and SBA announced that the government will review all PPP loans of more than $2 million for which a borrower applies for forgiveness. Should we be audited or reviewed by the U.S. Department of Treasury as a result of filing an application for forgiveness or otherwise, such audit or review could result in legal and reputational costs as well as significant use of management time. In addition, if we are audited and receive an adverse or negative finding in such audit, we could be required to return up to the full amount of the Promissory Note, which would reduce our liquidity by such amount and potentially subject us to fines and penalties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2020, our share repurchase program has expired, and no additional amounts are available for repurchase.

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

*Filed herewith

Signatures

-------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

--------------------------------------------------------

Date: May 13, 2020	by /s/ Jay D. Miller

Jay D. Miller Chief Executive Officer and President Nortech Systems Incorporated

Date: May 13, 2020	by /s/ Constance M. Beck

Constance M. Beck Vice President and Chief Financial Officer Nortech Systems Incorporated