Form 10-Q
period 2020-06-30
NORTECH SYSTEMS INC
filed 2020-08-11
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Number of shares of $.01 par value common stock outstanding at August 7, 2020 was 2,657,530.

PART

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019

Net Sales	$26,461	$27,292	$53,901	$55,457

Cost of Goods Sold	24,020	24,967	48,455	50,171

Gross Profit	2,441	2,325	5,446	5,286

Operating Expenses
Selling Expenses	730	797	1,351	1,558
General and Administrative Expenses	1,662	2,737	3,655	5,041

Total Operating Expenses	2,392	3,534	5,006	6,599

Income (Loss) From Operations	49	(1,209)	440	(1,313)

Other Expense
Interest Expense	(176)	(279)	(400)	(524)

(Loss) Income Before Income Taxes	(127)	(1,488)	40	(1,837)

Income Tax (Benefit) Expense	(4)	64	26	78

Net (Loss) Income	$(123)	$(1,552)	$14	$(1,915)

Net (Loss) Income Per Common Share - Basic	$(0.05)	$(0.58)	$0.01	$(0.72)

Weighted Average Number of Common Shares Outstanding - Basic	2,657,530	2,676,449	2,657,530	2,672,758

Net (Loss) Income Per Common Share - Diluted	$(0.05)	$(0.58)	$0.01	$(0.72)

Weighted Average Number of Common Shares Outstanding - Diluted	2,657,530	2,676,449	2,666,532	2,672,758

Other comprehensive loss
Foreign currency translation	19	(56)	(42)	–
Comprehensive Loss, net of tax	$(104)	$(1,608)	$(28)	$(1,915)

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30,	DECEMBER 31,
	2020	2019(1)
	(Unaudited)
ASSETS
Current Assets
Cash	$345	$351
Restricted Cash	409	309
Accounts Receivable, less allowances of $391 and $335	19,219	18,558
Inventories	15,492	14,279
Contract Assets	6,399	7,659
Prepaid Expenses and Other Current Assets	1,785	2,128
Total Current Assets	43,649	43,284

Property and Equipment, Net	9,371	9,581
Operating Lease Assets	4,446	4,827
Goodwill	2,375	2,375
Other Intangible Assets, Net	1,237	1,343
Total Assets	$61,078	$61,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$444	$444
Current Portion of Finance Lease Obligation	643	557
Current Portion of Operating Lease Obligations	791	858
Accounts Payable	13,523	14,014
Accrued Payroll and Commissions	3,294	3,493
Other Accrued Liabilities	3,188	2,866
Total Current Liabilities	21,883	22,232

Long-Term Liabilities
Long Term Line of Credit	4,392	10,088
Long-Term Debt, Net	9,046	3,179
Long Term Finance Lease Obligation, Net	1,486	1,451
Long-Term Operating Lease Obligation, Net	4,132	4,366
Other Long-Term Liabilities	116	118
Total Long-Term Liabilities	19,172	19,202

Total Liabilities	41,055	41,434

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,657,530 and 2,657,530 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	15,823	15,748
Accumulated Other Comprehensive Loss	(299)	(257)
Retained Earnings	4,222	4,208
Total Shareholders' Equity	20,023	19,976
Total Liabilities and Shareholders' Equity	$61,078	$61,410

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2020	2019
Cash Flows From Operating Activities
Net Income (Loss)	$14	$(1,915)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used In) Operating Activities
Depreciation and Amortization	1,131	1,096
Compensation on Stock-Based Awards	75	191
Change in Accounts Receivable Allowance	56	40
Change in Inventory Reserves	(92)	54
Changes in Current Operating Items
Accounts Receivable	(699)	(646)
Inventories	(1,105)	670
Contract Assets	1,260	(798)
Prepaid Expenses and Other Current Assets	357	(395)
Income Taxes	(117)	-
Accounts Payable	(728)	(1,087)
Accrued Payroll and Commissions	(610)	596
Other Accrued Liabilities	930	(49)
Net Cash Provided by (Used in) Operating Activities	472	(2,243)
Cash Flows from Investing Activities
Purchase of Intangible Asset	(6)	(25)
Purchases of Property and Equipment	(241)	(545)
Net Cash Used in Investing Activities	(247)	(570)
Cash Flows from Financing Activities
Net Change in Line of Credit	(5,696)	3,469
Proceeds from Long-term Debt	6,077	-
Principal Payments on Long-Term Debt	(238)	(584)
Principal Payments on Finance Leases	(274)	(96)
Stock Option Exercises	-	7
Share Repurchases	-	(126)
Net Cash (Used in) Provided By Financing Activities	(131)	2,670

Net Change in Cash	94	(143)
Cash - Beginning of Period	660	948

Cash - Ending of Period	$754	$805

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets
Cash	$345	$399
Restricted Cash	409	406
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$754	$805

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$394	$477
Cash Paid and (Refunded) During the Period for Income Taxes	72	(47)

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	237	180
Equipment Acquired under Finance Lease	395	-

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)

				Accumulated
			Additional	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Retained	Shareholders'
	Stock	Stock	Capital	Loss	Earnings	Equity

BALANCE MARCH 31, 2019	$250	$27	$15,757	$(177)	$5,073	$20,930
Net Loss	-	-	-	-	(1,552)	(1,552)
Foreign currency translation adjustment	-	-	-	(56)	-	(56)
Compensation on stock-based awards	-	-	38	-	-	38
Share repurchases	-	-	(113)	-	-	(113)

BALANCE JUNE 30, 2019	$250	$27	$15,682	$(233)	$3,521	$19,247

BALANCE DECEMBER 31, 2018	$250	$27	$15,610	$(233)	$5,436	$21,090
Net Loss	-	-	-	-	(1,915)	(1,915)
Foreign currency translation adjustment	-	-	-	-	-	-
Stock option exercises	-	-	7	-	-	7
Compensation on stock-based awards	-	-	191	-	-	191
Share repurchases	-	-	(126)	-	-	(126)

BALANCE JUNE 30, 2019	$250	$27	$15,682	$(233)	$3,521	$19,247

BALANCE MARCH 31, 2020	$250	$27	$15,787	$(318)	$4,345	$20,091
Net Loss	-	-	-	-	(123)	(123)
Foreign currency translation adjustment	-	-	-	19	-	19
Compensation on stock-based awards	-	-	36	-	-	36

BALANCE JUNE 30, 2020	$250	$27	$15,823	$(299)	$4,222	$20,023

BALANCE DECEMBER 31, 2019	$250	$27	$15,748	$(257)	$4,208	$19,976
Net Income	-	-	-	-	14	14
Foreign currency translation adjustment	-	-	-	(42)	-	(42)
Compensation on stock-based awards	-	-	75	-	-	75

BALANCE JUNE 30, 2020	$250	$27	$15,823	$(299)	$4,222	$20,023

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

Stock-Based Awards

Following is the status of all stock options as of June 30, 2020:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2020	372,200	$3.85
Granted	11,300	2.95
Exercised	-
Cancelled	(4,000)	3.29
Outstanding - June 30, 2020	379,500	$3.83	8.13	$218
Exercisable - June 30, 2020	182,240	$3.72	7.70	$119

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 400,000 shares, an additional 50,000 shares were authorized in March 2020. There were 11,300 stock options granted during the six months ended June 30, 2020.

Total compensation expense related to stock options for the three months ended June 30, 2020 and 2019 was $36 and $38, respectively and $75 and $191 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $292 of unrecognized compensation which will vest over the next 2.69 years.

In November 2010, the Board of Directors adopted the Nortech Systems Incorporated Equity Appreciation Rights Plan (“2010 Plan”). The total number of Equity Appreciation Right Units (“Units”) that can be issued under the 2010 Plan shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015. During the six months ended June 30, 2019, there were 137,500 units granted. There were no units granted during the six months ended June 30, 2020.

Net Income (Loss) per Common Share

For the three months ended June 30, 2020, all stock options are deemed to be antidilutive and therefore, were not included in the computation of incomer per common share amount. For the six months ended June 30 ,2020, stock options of 9,002 were included in the computation of diluted income per common share amount as their impact were dilutive. For both the three months and six months ended June 30, 2019, all stock options are deemed to be antidilutive and, therefore, were not included in the computation of loss per common share amount.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The June 30, 2020 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day. As of June 30, 2020, we had no outstanding letters of credit.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable have been reduced by an allowance for doubtful accounts of $391 at June 30, 2020 and $335 at December 31, 2019.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Raw Materials	$15,846	$15,245
Work in Process	628	479
Finished Goods	412	41
Reserves	(1,394)	(1,486)

Total	$15,492	$14,279

Other Intangible Assets

Other intangible assets at June 30, 2020 and December 31, 2019 are as follows (in thousands):

		June 30, 2020
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$723	$579
Trade Names	3	100	100	-
Intellectual Property	20	814	203	611
Patents	7	47	-	47
Totals		$2,263	$1,026	$1,237

		December 31, 2019
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$651	$651
Intellectual Property	3	100	95	5
Trade Names	20	814	183	631
Patents	7	56	-	56
Totals		$2,272	$929	$1,343

Amortization expense for the three and six months ended June 30, 2020 was $47 and $98, respectively.

Estimated future annual amortization expense (not including projects in process) related to these assets is approximately as follows (in thousands):

Year	Amount
Remainder of 2020	$93
2021	186
2022	185
2023	185
2024	113
Thereafter	428
Total	$1,190

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. No events were identified during the six months ended June 30, 2020 that would require us to test for impairment. In testing goodwill for impairment, we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than it carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary.

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment and intangible assets, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. No impairment expense was recorded during the three and six months ended June 30, 2020 and 2019.

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

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $754 in cash at June 30, 2020, approximately $318 was held at banks located in China. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three and six months ended June 30, 2020 and 2019. One division accounted for approximately 20% and 22% of net sales for the three and six months ended June 30, 2020, respectively, and approximately 21% and 22% for both the three and six months ended June 30, 2019, respectively. The other division accounted for approximately 3% and 2% of net sales for the three months and six ended June 30, 2020, respectively, and approximately 2% net sales for both the three and six months ended June 30, 2019, respectively. Together they accounted for approximately 23% and 24% of net sales for the three and six months ended June 30, 2020, respectively, and approximately 23% and 24% of net sales for the three and six months ended June 30, 2019, respectively. Accounts receivable from the customer at June 30, 2020 and December 31, 2019 represented approximately 40% and 36% of our total accounts receivable, respectively.

Export sales represented approximately 9% and 17% of net sales for the three months ended June 30, 2020 and 2019, respectively. Export sales represented 11% and 18% of net sales for the six months ended June 30, 2020 and 2019, respectively.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 84.6% and 86.1% of our revenue for both the three and six months ended June 30, 2020, respectively. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the six months ended June 30, 2020 was as follows (in thousands):

Six Months Ended June 30, 2020
Outstanding at January 1, 2020	$7,659
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(6,277)
Product transferred over time	5,017
Outstanding at June 30, 2020	$6,399

We expect substantially all the remaining performance obligations for the contract assets recorded as of June 30, 2020, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$11,464	$1,540	$367	$13,371
Aerospace and Defense	4,522	246	138	4,906
Industrial	6,395	1,593	196	8,184
Total net sales	$22,381	$3,379	$701	$26,461

	Three Months Ended June 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$13,145	$218	$661	$14,024
Aerospace and Defense	4,155	222	205	4,582
Industrial	7,428	878	380	8,686
Total net sales	$24,728	$1,318	$1,246	$27,292

	Six Months Ended June 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$25,084	$2,601	$1,048	$28,733
Aerospace and Defense	8,944	379	367	9,690
Industrial	12,390	2,563	525	15,478
Total net sales	$46,418	$5,543	$1,940	$53,901

	Six Months Ended June 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$27,640	$253	$1,070	$28,963
Aerospace and Defense	8,258	242	327	8,827
Industrial	15,568	1,475	624	17,667
Total net sales	$51,466	$1,970	$2,021	$55,457

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and amended effective December 29, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2022. The credit arrangement also has a $5,000 real estate term note outstanding with a maturity date of June 15, 2022.

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 3.2% and 5.8% as of June 30, 2020 and 2019, respectively. We had borrowings on our line of credit of $4,392 and $10,088 outstanding as of June 30, 2020 and December 31, 2019, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

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

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than (i) 1.0 to 1.0, for the three months ending December 31, 2019, six months ending March 31, 2020, nine months ending June 30, 2020 and twelve months ending September 30, 2020 and each Fiscal Quarter end thereafter. The Company met the covenants for the period ended June 30, 2020.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At June 30, 2020, we had unused availability under our line of credit of $8,311, supported by our borrowing base. The line is secured by substantially all of our assets.

On April 15, 2020, we entered into a Promissory Note with Bank of America, N.A. (the “Promissory Note”), which provides for an unsecured loan of $6,077 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which; funds were received on April 22, 2020. The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 10 months after the end of the Promissory Note covered period (which is defined as 24 weeks after the date of the loan) and we can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the Cares Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis.

Long-term debt at June 30, 2020 and December 30, 2019 consisted of following:

	June 30,	December 31,
	2020	2019
Real estate term notes bearing interest at one-month LIBOR + 2.25% (3.0% and 4.1% as of June 30, 2020 and December 31, 2019, respectively) maturing June 15, 2022 with monthly payments of approximately $41 plus interest secured by substantially all assets.	$3,518	$3,755

Promissory Note	6,077	-

	9,595	3,755

Debt issuance Costs	(105)	(132)

Total long-term debt	9,490	3,623
Current maturities of long-term debt	(444)	(444)
Long-term debt - net of current maturities	$9,046	$3,179

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At June 30, 2020, we do not have material lease commitments that have not commenced.

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	June 30, 2020
Assets
Operating lease assets	Operating lease assets	$4,446
Finance lease assets	Property, Plant and Equipment	2,842
Total leased assets		$7,288

Liabilities
Current
Current operating lease liabilities	Current Portion of Operating Lease Obligations	791
Current finance lease liabilities	Current Portion of Finance Lease Obligations	643
Noncurrent
Long-term operating lease liabilities	Long Term Operating Lease Liabilities, Net	4,132
Long term finance lease liabilities	Long Term Finance Lease Obligations, Net	1,486
Total lease liabilities		$7,052

Supplemental cash flow information related to leases was as follows:

Three Months Ended June 30,
2020
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$215
Right-of-use assets obtained in exchange for lease obligations	$—

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
Remaining 2020	$435	$391	$826
2021	722	738	1,460
2022	726	575	1,301
2023	738	333	1,071
2024	798	277	1,075
Thereafter	2,582	20	2,602
Total lease payments	$6,001	$2,334	$8,335
Less: Interest	(1,078)	(205)	(1,283)
Present value of lease liabilities	$4,923	$2,129	$7,052

The lease term and discount rate at June 30, 2020 were as follows:

Weighted-average remaining lease term (years)
Operating leases	7.5
Finance leases	3.2
Weighted-average discount rate
Operating leases	4.8%
Finance leases	4.9%

NOTE 6. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full calendar year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and six months ended June 30, 2020 was (3.2%) and 65.0%, respectively, and the rate for the three and six months ended June 30, 2019 was (4%).

NOTE 7. RELATED PARTY TRANSACTIONS

During three and six months ended June 30, 2020, we did business with Printed Circuits, Inc. which is 90% owned by the Kunin family, of which, owns a majority of our stock. We had expenses incurred totaling $14 and $0 during the three months ended June 30, 2020 and 2019, and $28 and $51 for the six months ended June 30, 2020 and 2019, respectively to Printed Circuits, Inc.

NOTE 8. SUBSEQUENT EVENTS

Sale and Leaseback Agreement

We have entered into sale and leaseback agreements with Essjay Investment Company, LLC (“Essjay”) relating to the Company’s manufacturing facilities in Bemidji and Mankato, Minnesota. Nortech and Essjay are expected to close during the Company’s fiscal third quarter, subject to final documentation and other customary closing conditions.

The Company expects net proceeds from the sale, excluding expenses and expected taxes, of approximately $5,000. The Company intends to use net proceeds to pay down debt, provide additional liquidity for initiatives and strengthen the Company’s financial position. At closing, the Company will enter into a lease agreement for the Bemidji and Mankato, Minnesota facilities for an initial 15-year term, with multiple renewal options.

Facility Consolidation

To further improve operational efficiencies and lower overhead costs, the Company approved on August 7, 2020, the closure of our Merrifield, Minnesota, production facility, shifting wire and cable assembly, system-level assembly and printed circuit board (PCB) manufacturing to Nortech’s other Minnesota locations. The Merrifield production facility consolidation is expected to be complete on or before December 31, 2020, and will impact approximately 60 employees, who will be offered positions at other Nortech facilities in Minnesota.

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

Recent Developments

Global Pandemic

In March 2020, the World Health Organization recognized the outbreak of a novel coronavirus (“COVID-19”) as a pandemic. While the COVID-19 pandemic has had an impact on our operations, we have been able to continue to operate our manufacturing facilities and provide essential services to our customers. Additionally, in an effort to protect the health and safety of our employees and in compliance with state regulations, we have instituted a work-from-home policy for employees who can perform their job functions offsite, implemented social distancing requirements and other measures to allow manufacturing and other personnel essential to production to continue work within our manufacturing facilities, and suspended all non-essential employee travel.

The full extent to which COVID-19 will directly or indirectly impact our business, financial condition, and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We will continue to assess the potential impact of the COVID-19 pandemic on our business, financial condition, and results of operations.

Sale and Leaseback Agreement

We have entered into sale and leaseback agreements with Essjay Investment Company, LLC (“Essjay”) relating to the Company’s manufacturing facilities in Bemidji and Mankato, Minnesota.  Nortech and Essjay are expected to close during the Company’s fiscal third quarter, subject to final documentation and other customary closing conditions.

The Company expects net proceeds from the sale, excluding expenses and expected taxes, of approximately $5 million.  The Company intends to use net proceeds to pay down debt, provide additional liquidity for initiatives and strengthen the Company’s financial position.  At closing, the Company will enter into a lease agreement for the Bemidji and Mankato, Minnesota facilities for an initial 15-year term, with multiple renewal options.

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	90.8	91.5	89.9	90.5
Gross Profit	9.2	8.5	10.1	9.5

Selling Expenses	2.7	2.9	2.5	2.8
General and Administrative Expenses	6.3	10.0	6.8	9.1
Income from Operations	0.2	(4.4)	0.8	(2.4)

Other Expenses	(0.7)	(1.0)	(0.7)	(0.9)
(Loss) Income Before Income Taxes	(0.5)	(5.4)	0.1	(3.3)

Income Tax Expense (Benefit)	0.0	0.2	0.1	0.1
Net (Loss) Income	(0.5)%	(5.6)%	0.0%	(3.4)%

Net Sales

Net sales were $26.5 million in the second quarter of 2020, as compared to $27.3 million in the second quarter of the prior year, a decrease of $0.8 million or 3.0%. Net sales results were varied by markets, the medical market decreased by $0.7 million or 4.7% with medical devices accounting for most of that decrease. Net sales from the aerospace and defense markets increased by $0.3 million or 7.1% in the second quarter of 2020 as compared to the second quarter of 2019. The industrial market decreased by $0.5 million or 5.8% of sales in the second quarter of 2020 as compared to the same quarter of 2019.

Net sales were $53.9 million in the six months ended 2020, as compared to $55.5 million in the prior year, a decrease of $1.6 million or 2.8%. Net sales results were varied by markets, the medical market decreased by $0.2 million, or 0.8%. Net sales from the aerospace and defense markets increased $0.9 million or 9.8%. The industrial market decreased by $2.2 million of sales or 12.4%

Net sales by our major EMS industry markets for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	%	2020	2019	%
	$	$	Change	$	$	Change
Medical	13,371	14,024	(4.7)	28,733	28,963	(0.8)
Aerospace and Defense	4,906	4,582	7.1	9,690	8,827	9.8
Industrial	8,184	8,686	(5.8)	15,478	17,667	(12.4)
Total Net Sales	26,461	27,292	(3.0)	53,901	55,457	(2.8)

Net sales by timing of transfer of goods and services for the three and six months ended June 30, 2020 is as follows (in thousands):

	Three Months Ended June 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$11,464	$1,540	$367	$13,371
Aerospace and Defense	4,522	246	138	4,906
Industrial	6,395	1,593	196	8,184
Total net sales	$22,381	$3,379	$701	$26,461

	Six Months Ended June 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$25,084	$2,601	$1,048	$28,733
Aerospace and Defense	8,944	379	367	9,690
Industrial	12,390	2,563	525	15,478
Total net sales	$46,418	$5,543	$1,940	$53,901

Net sales by timing of transfer of goods and services for the three and six months ended June 30, 2019 is as follows (in thousands):

	Three Months Ended June 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$13,145	$218	$661	$14,024
Aerospace and Defense	4,155	222	205	4,582
Industrial	7,428	878	380	8,686
Total net sales	$24,728	$1,318	$1,246	$27,292

	Six Months Ended June 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$27,640	$253	$1,070	$28,963
Aerospace and Defense	8,258	242	327	8,827
Industrial	15,568	1,475	624	17,667
Total net sales	$51,466	$1,970	$2,021	$55,457

Backlog

Our 90-day shipment backlog as of June 30, 2020 was $23.3 million, a decrease of 15.3% from the beginning of the quarter and a 25.8% decrease as compared to the prior year. Backlog for our medical customers has decreased 16.4% from the beginning of the quarter and decreased 28.2% from the prior year. The aerospace and defense backlog increased 1.3% from the beginning of the quarter and increased 1.0% from the prior year. Our industrial customers’ backlog decreased 30.7% from the beginning of the quarter and decreased 44.0% from the prior year. Our backlog consists of firm purchase orders we expect to ship in the next 90 days.

90-day shipment backlog by our major EMS industry markets are as follows (in thousands):

	Shipment Backlog as of the Period Ended
	June 30,	March 31,	June 30,
	2020	2020	2019
Medical	$11,987	$14,330	$16,701
Aerospace and Defense	6,900	6,812	6,833
Industrial	4,401	6,352	7,863
Total Backlog	$23,288	$27,494	$31,397

Our 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next. Our total shipment backlog was $46.6 million at June 30, 2020 compared to $58.7 million at the end of June 30, 2019.

Gross Profit

Gross profit as a percent of net sales for the three months ended June 30, 2020 and 2019 was 9.2% and 8.5%, respectively. Gross profit as a percentage of sales for the six months ended June 30, 2020 and 2019 was 10.1% and 9.5%, respectively. The increase in gross profit in both comparisons was driven by product mix.

Selling Expense

Selling expenses for the three months ended June 30, 2020 and 2019 was $0.7 million or 2.7% of sales and $0.8 million or 2.9% of sales, respectively. Selling expense for the six months ended June 30, 2020 and 2019 was $1.4 million or 2.5% of sales and $1.6 million or 2.8% of sales, respectively. The decrease in both the three and six month periods is due cost reduction measures taken in prior year.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2020 and 2019 were $1.7 million or 6.3% of sales and $2.7 million or 10.0% of sales, respectively. General and administrative expenses for the six months ended June 30, 2020 and 2019 were $3.7 million or 6.8% of sales and $5.0 million or 9.1% of sales, respectively. The decrease in both comparisons was due to higher spend in the prior year related one-time expenditures to improve operations in 2019 and the benefits of those cost reduction measures in 2020.

Income / Loss from Operations

Second quarter 2020 Income from operations was $0.1 million compared to loss of $1.2 million for the second quarter in 2019. Income from operations for the first six months in 2019 was $0.4 million as compared to loss of $1.3 million for the same comparable period in 2019.  The increase in income from operations in both comparison periods was due to increased gross margin as a percent of sales and the decreased administrative expenses due to largely to cost reduction measures taken in the prior year.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and six months ended June 30, 2020 was (3.2%) and 65.0%, respectively, and the rate for the three and six months ended June 30, 2019 was (4%).

Net Income (Loss)

Net loss for the three and net income for the six months ended June 30, 2020 was $0.1 million and $0.0 million, respectively. Net loss for the three months ended June 30, 2019 was $1.6 million and for six month ended June 30, 2019 was $1.9 million.

Liquidity and Capital Resources

Our second quarter sales and shipment backlog were impacted by the COVID-19 pandemic. However, our focus on reducing costs, minimizing capital expenditures, and managing working capital mitigated the impact on liquidity. Due to the inherent uncertainty of this evolving situation, we are unable at this time to predict the likely impact of the COVID-19 pandemic on our future operations. However, we believe that cash provided by operations, funds available under the credit agreement with Bank of America, N.A. (BofA), funds available under a Promissory Note with BofA (“Promissory Note”) pursuant to the Paycheck Protection Program under the Coronavirus Aid and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.

Net cash provided by operating activities for the six months ended June 30, 2020 was $0.5 million. Earnings adjusted for depreciation and amortization of $1.1 million drove the cash provided offset by an increase in working capital.

Net cash used in operating activities for the six months ended June 30, 2019 was $2.2 million. The increase in accounts receivable and unbilled revenue and decrease in accounts payable drove this cash outflow, partially offset by a decrease in inventory.

We have satisfied our liquidity needs over the past several years with cash flows generated from operations and a bank operating line of credit. We have a credit agreement with BofA which was entered into on June 15, 2017 and amended on December 29, 2017 and provides for a line of credit arrangement of $16.0 million that expires on June 15, 2022. The credit arrangement also has a $5.0 million real estate term note outstanding with a maturity date of June 15, 2022.

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

On June 30, 2020, we had outstanding advances of $4.4 million under the line of credit and unused availability of $8.3 million supported by our borrowing base. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs. Our working capital was $21.8 million and $21.1 million as of June 30, 2020 and December 31, 2019, respectively.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than (i) 1.0 to 1.0 for the three months ending December 31, 2019, six months ending March 31, 2020, nine months ending June 30, 2020 and twelve months ending September 30, 2020 and each fiscal quarter end thereafter. The Company met the covenants for the six months ended June 30, 2020.

On April 15, 2020, we entered into a Promissory Note, which provides for an unsecured loan of $6.1 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which; funds were received on April 22, 2020. The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 10 months after the end of the Promissory Note covered period (which is defined as 24 weeks after the date of the loan) and we can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the Cares Act and applicable regulations. Any principal and interest amount outstanding after the determination of amounts forgiven will be repaid on a monthly basis. We expect that all or a significant portion of the Promissory Note will be forgiven.

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

We may be subject to additional regulatory scrutiny in the form of an audit or review as a result of our Paycheck Protection Program Promissory Note which would have an adverse effect on our liquidity

On April 15, 2020, we entered into a Promissory Note with Bank of America, N.A. (the “Promissory Note”), which provides for an unsecured loan of $6.1 million pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which; funds were received on April 22, 2020. On April 23, 2020, the Small Business Administration (“SBA”) issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP under the CARES Act. Subsequently, on April 28, 2020, the secretary of the Treasury and SBA announced that the government will review all PPP loans of more than $2 million for which a borrower applies for forgiveness. Should we be audited or reviewed by the U.S. Department of Treasury as a result of filing an application for forgiveness or otherwise, such audit or review could result in legal and reputational costs as well as significant use of management time. While the Company believes that it acted in good faith and has complied with all requirements of the PPP, if we are audited and receive an adverse or negative finding in such audit, we could be required to return up to the full amount of the Promissory Note, which would reduce our liquidity by such amount and potentially subject us to fines and penalties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2020, our share repurchase program has expired, and no additional amounts are available for repurchase.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1*	Purchase and Sale Agreement

10.2*	Second Quarter 2020 Earnings Release

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

*Filed herewith

Signatures

-------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries
---------------------------------------------------------

Date: August 11, 2020	by /s/ Jay D. Miller

Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: August 11, 2020	by /s/ Constance M. Beck

Constance M. Beck
Vice President and Chief Financial Officer
Nortech Systems Incorporated