Form 10-Q
period 2020-09-30
NORTECH SYSTEMS INC
filed 2020-11-12
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒ Emerging growth company ☐	Smaller Reporting Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of $.01 par value common stock outstanding at November 4, 2020 was 2,657,530.

PART

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019

Net Sales	$26,362	$30,058	$80,263	$85,515

Cost of Goods Sold	24,716	26,423	73,171	76,594

Gross Profit	1,646	3,635	7,092	8,921

Operating Expenses
Selling Expenses	594	589	1,945	2,147
General and Administrative Expenses	2,164	2,333	5,819	7,374
Gain on Sale of Property and Equipment	(3,821)	-	(3,821)	-
Total Operating Expenses	(1,063)	2,922	3,943	9,521

Income (Loss) From Operations	2,709	713	3,149	(600)

Other Expense
Interest Expense	(126)	(256)	(526)	(780)

Income (Loss) Before Income Taxes	2,583	457	2,623	(1,380)

Income Tax Expense	612	44	638	122

Net Income (Loss)	$1,971	$413	$1,985	$(1,502)

Net Income (Loss) Per Common Share:

Basic (in dollars per share)	$0.74	$0.16	$0.75	$(0.56)
Weighted Average Number of Common Shares Outstanding - Basic (in shares)	2,657,530	2,657,911	2,657,530	2,667,754

Diluted (in dollars per share)	$0.73	$0.16	$0.74	$(0.56)
Weighted Average Number of Common Shares Outstanding - Diluted (in shares)	2,703,029	2,657,911	2,678,698	2,667,754

Other comprehensive income (loss)
Foreign currency translation	96	(56)	54	(56)
Comprehensive income (loss), net of tax	$2,067	$357	$2,039	$(1,558)

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019(1)
	(Unaudited)
ASSETS
Current Assets
Cash	$328	$351
Restricted Cash	1,366	309
Accounts Receivable, less allowances of $493 and $335	16,019	18,558
Inventories	14,496	14,279
Contract Assets	7,334	7,659
Prepaid Expenses and Other Current Assets	1,274	2,128
Total Current Assets	40,817	43,284

Property and Equipment, Net	6,631	9,581
Operating Lease Assets	8,924	4,827
Goodwill	2,375	2,375
Other Intangible Assets, Net	1,210	1,343
Total Assets	$59,957	$61,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$444	$444
Current Portion of Finance Lease Obligation	652	557
Current Portion of Operating Lease Obligations	614	858
Accounts Payable	11,213	14,014
Accrued Payroll and Commissions	2,912	3,493
Customer Deposits	631	618
Income Tax Payable	398	134
Other Accrued Liabilities	1,382	2,114
Total Current Liabilities	18,246	22,232

Long-Term Liabilities
Long Term Line of Credit	2,546	10,088
Long-Term Debt, Net	6,730	3,179
Long Term Finance Lease Obligation, Net	1,320	1,451
Long-Term Operating Lease Obligation, Net	8,832	4,366
Other Long-Term Liabilities	157	118
Total Long-Term Liabilities	19,585	19,202
Total Liabilities	37,831	41,434

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,657,530 Shares Issued and Outstanding	27	27
Additional Paid-In Capital	15,859	15,748
Accumulated Other Comprehensive Loss	(203)	(257)
Retained Earnings	6,193	4,208
Total Shareholders' Equity	22,126	19,976
Total Liabilities and Shareholders' Equity	$59,957	$61,410

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

(1) The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2020	2019
Cash Flows From Operating Activities
Net Income (Loss)	$1,985	$(1,502)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Used In Operating Activities
Depreciation and Amortization	1,703	1,648
Compensation on Stock-Based & Equity Awards	151	226
Deferred Taxes	-	1
Change in Accounts Receivable Allowance	158	101
Change in Inventory Reserves	398	285
Gain on Disposal of Property and Equipment	(3,821)	-
Changes in Current Operating Items
Accounts Receivable	2,430	(158)
Inventories	(567)	(237)
Contract Assets	325	(780)
Prepaid Expenses and Other Current Assets	858	(641)
Accounts Payable	(2,808)	663
Accrued Payroll and Commissions	(621)	(120)
Other Accrued Liabilities	(290)	281
Net Cash Used in Operating Activities	(99)	(233)
Cash Flows from Investing Activities
Proceeds from Sale of Property and Equipment	6,019	-
Purchase of Intangible Asset	(25)	(37)
Purchases of Property and Equipment	(397)	(785)
Net Cash Provided By (Used In) Investing Activities	5,597	(822)
Cash Flows from Financing Activities
Net Change in Line of Credit	(7,542)	3,165
Proceeds from Long-Term Debt	6,077	-
Principal Payments on Long-Term Debt	(2,567)	(728)
Principal Payments on Finance Leases	(432)	(251)
Stock option exercises	-	7
Share Repurchases	-	(130)
Net Cash (Used In) Provided By Financing Activities	(4,464)	2,063

Effect of Exchange Rate Changes on Cash	-	(2)

Net Change in Cash	1,034	1,006
Cash - Beginning of Period	660	948
Cash - Ending of Period	$1,694	$1,954

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets
Cash	$328	$160
Restricted Cash	1,366	1,794
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$1,694	$1,954

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$526	$739
Cash Paid (Refunded) During the Period for Income Taxes	262	(83)

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	6	30
Equipment Acquired under Finance Lease	395	607

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)

				Accumulated
			Additional	Other	Retained	Total
	Preferred	Common	Paid-In	Comprehensive	Income	Shareholders'
	Stock	Stock	Capital	Loss	Earnings	Equity

BALANCE JUNE 30, 2019	$250	$27	$15,682	$(233)	$3,521	$19,247
Net Income	-	-	-	-	413	413
Cumulative Adjustment	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(56)	-	(56)
Compensation on stock-based awards	-	-	35	-	-	35
Share repurchases	-	-	(4)	-	-	(4)

BALANCE SEPTEMBER 30, 2019	$250	$27	$15,713	$(289)	$3,934	$19,635

BALANCE DECEMBER 31, 2018	$250	$27	$15,610	$(233)	$5,436	$21,090
Net Income	-	-	-	-	(1,502)	(1,502)
Cumulative Adjustment	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(56)	-	(56)
Stock option exercises	-	-	7	-	-	7
Compensation on stock-based awards	-	-	226	-	-	226
Share repurchases	-	-	(130)	-	-	(130)

BALANCE SEPTEMBER 30, 2019	$250	$27	$15,713	$(289)	$3,934	$19,635

BALANCE JUNE 30, 2020	$250	$27	$15,823	$(299)	$4,222	$20,023
Net Income	-	-	-	-	1,971	1,971
Foreign currency translation adjustment	-	-	-	96	-	96
Compensation on stock-based awards	-	-	36	-	-	36
Share repurchases	-	-	-	-	-	-

BALANCE SEPTEMBER 30, 2020	$250	$27	$15,859	$(203)	$6,193	$22,126

BALANCE DECEMBER 31, 2019	$250	$27	$15,748	$(257)	$4,208	$19,976
Net Income	-	-	-	-	1,985	1,985
Foreign currency translation adjustment	-	-	-	54	-	54
Stock option exercises	-	-	-	-	-	-
Compensation on stock-based awards	-	-	111	-	-	111
Share repurchases	-	-	-	-	-	-

BALANCE SEPTEMBER 30, 2020	$250	$27	$15,859	$(203)	$6,193	$22,126

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

Stock-Based Awards

Following is the status of all stock options as of September 30, 2020:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2020	372,200	$3.85
Granted	11,300	2.95
Exercised	-
Cancelled	(16,667)	3.65
Outstanding - September 30, 2020	366,833	$3.83	7.88	$317
Exercisable - September 30, 2020	181,640	$3.72	7.44	$176

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which has authorized the issuance of 400,000 shares including an additional 50,000 shares authorized in March 2020. There were 11,300 stock options granted during the nine months ended September 30, 2020.

Total compensation expense was $36 and $35 for the three months ended September 30, 2020 and 2019, respectively, and $111 and $226 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $260 of unrecognized compensation which will vest over the next 2.39 years.

In November 2010, the Board of Directors adopted the Nortech Systems Incorporated Equity Appreciation Rights Plan (“2010 Plan”). The total number of Equity Appreciation Right Units (“Units”) that can be issued under the 2010 Plan shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015. During the nine months ended September 30, 2019, there were 137,500 Units granted. There were no Units granted during the nine months ended September 30, 2020. Total compensation expense related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $40 for both the three and nine months ended September 30, 2020 and no expense in the three and nine months ended September 30, 2019. The total long-term liability recorded for the Units at September 30, 2020 is $40.

Net Income (Loss) per Common Share

For the three and nine months ended September 30 ,2020, stock options of 45,326 and 21,110, respectively, were included in the computation of diluted income per common share amount as their impact were dilutive. For both the three months and nine months ended September 30, 2019, all stock options were deemed to be antidilutive and, therefore, were not included in the computation of income per common share amount.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The September 30, 2020 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day. As of September 30, 2020, we had outstanding letters of credit for $500 in total to Essjay Bemidji Holdings, LLC and Essjay Mankato Holdings, LLC.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable have been reduced by an allowance for doubtful accounts of $493 at September 30, 2020 and $335 at December 31, 2019.

Inventories

Inventories are stated at the lower of cost (average cost method) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows:

	September 30,	December 31,
	2020	2019
Raw Materials	$15,314	$15,245
Work in Process	607	479
Finished Goods	459	41
Reserves	(1,884)	(1,486)

Total	$14,496	$14,279

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized, while maintenance and minor repairs are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Leasehold improvements are depreciated over the shorter of their estimated useful lives or their remaining lease terms. All other property and equipment are depreciated by the straight-line method over their estimated useful lives.

In the three months ended September 30, 2020, we closed on a sale and leaseback agreement with Essjay Investment Company, LLC (“Essjay”) relating to the Company’s manufacturing facilities in Bemidji and Mankato, Minnesota. The Company received net proceeds from the sale, excluding closing costs, of approximately $6,019 and recorded a gain on sale of property of equipment of $3,821. The Company entered into lease agreements for the Bemidji, Minnesota facility and the Mankato, Minnesota facility for an initial 15-year term, with multiple 5-year renewal options. See disclosure of leases in Note 5, Leases.

Other Intangible Assets

Other intangible assets at September 30, 2020 and December 31, 2019 are as follows:

		September 30, 2020
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$759	$543
Intellectual Property	3	100	100	-
Trade Names	20	814	214	600
Patents	7	67	-	67
Totals		$2,283	$1,073	$1,210

		December 31, 2019
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$651	$651
Intellectual Property	3	100	95	5
Trade Names	20	814	183	631
Patents	7	56	-	56
Totals		$2,272	$929	$1,343

Amortization expense for the three and nine months ended September 30, 2020 was $47 and $145 respectively.

Estimated future annual amortization expense (not including projects in process) related to these assets is approximately as follows (in thousands):

Year	Amount
Remainder of 2020	$46
2021	186
2022	185
2023	185
2024	113
Thereafter	428
Total	$1,143

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We test impairment annually as of October 1st. No events were identified during the nine months ended September 30, 2020 that would require us to test for impairment. In testing goodwill for impairment, we perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, then the goodwill is determined to be impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary.

Impairment Analysis

We evaluate long-lived assets, primarily property and equipment and intangible assets, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. No impairment expense was recorded during the three and nine months ended September 30, 2020 and 2019, respectively.

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

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $1,694 in cash at September 30, 2020, approximately $244 was held at banks located in China. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three and nine months ended September 30, 2020 and 2019. One division accounted for approximately 20% and 21% of net sales for the three and nine months ended September 30, 2020, respectively, and approximately 19% and 21% for the three and nine months ended September 30, 2019, respectively. The other division accounted for approximately 3% of net sales for both the three months and nine months ended September 30, 2020, and approximately 3% net sales for the three and nine months ended September 30, 2019. Together they accounted for approximately 23% and 24% of net sales for the three and nine months ended September 30, 2020, respectively, and approximately 22% and 24% of net sales for both the three and nine months ended September 30, 2019, respectively. Accounts receivable from the customer at September 30, 2020 and December 31, 2019 represented approximately 37% and 36% of our total accounts receivable, respectively.

Export sales represented approximately 9% of net sales for both the three months ended September 30, 2020 and 2019. Export sales represented 10% and 15% of net sales for the nine months ended September 30, 2020 and 2019, respectively.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 80% and 84% of our revenue for the three and nine months ended September 30, 2020, respectively. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheets, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the nine months ended September 30, 2020 was as follows:

Nine Months Ended September 30, 2020
Outstanding at January 1, 2020	$7,659
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(6,104)
Product transferred over time	5,779
Outstanding at September 30, 2020	$7,334

We expect substantially all the remaining performance obligations for the contract assets recorded as of September 30, 2020, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$10,960	$1,853	$1,405	$14,218
Industrial	4,527	791	620	5,938
Aerospace and Defense	5,525	16	665	6,206
Total net sales	$21,012	$2,660	$2,690	$26,362

	Three Months Ended September 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$14,399	$1,661	$983	$17,043
Industrial	7,279	822	522	8,623
Aerospace and Defense	3,978	133	281	4,392
Total net sales	$25,656	$2,616	$1,786	$30,058

	Nine Months Ended September 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$35,835	$4,454	$2,464	$42,753
Industrial	17,434	3,354	1,213	22,001
Aerospace and Defense	14,160	396	953	15,509
Total net sales	$67,429	$8,204	$4,630	$80,263

	Nine Months Ended September 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$42,039	$1,914	$2,053	$46,006
Industrial	22,847	2,297	1,146	26,290
Aerospace and Defense	12,236	375	608	13,219
Total net sales	$77,122	$4,586	$3,807	$85,515

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and amended effective December 29, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2022. The credit arrangement also has a $5,000 real estate term note outstanding with a maturity date of June 15, 2022.

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 3.7% and 5.4% as of September 30, 2020 and 2019, respectively. We had borrowings on our line of credit of $2,546 and $10,088 outstanding as of September 30, 2020 and December 31, 2019, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

The line of credit and real estate term notes with Bank of America contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The availability under our line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line of credit is secured by substantially all of our assets. At September 30, 2020, we had unused availability under our line of credit of $8,640, supported by our borrowing base.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than (i) 1.0 to 1.0, for the three months ending December 31, 2019, six months ending March 31, 2020, nine months ending June 30, 2020 and twelve months ending September 30, 2020 and each Fiscal Quarter end thereafter. The Company met the covenants for the period ended September 30, 2020.

On April 15, 2020, we entered into a Promissory Note with Bank of America, N.A. (the “Promissory Note”), which provides for an unsecured loan of $6,077 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which funds were received on April 22, 2020. The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 10 months after the end of the Promissory Note covered period (which is defined as 24 weeks after the date of the loan) and we can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the Cares Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis.

Long-term debt at September 30, 2020 and December 30, 2019 consisted of following:

	September 30,	December 31,
	2020	2019
Real estate term notes bearing interest at one-month LIBOR + 2.25% (3.0% and 4.1% as of September 30, 2020 and December 31, 2019, respectively) maturing June 15, 2022 with monthly payments of approximately $41 plus interest secured by substantially all assets.	$1,188	$3,755

Promissory Note	6,077	-

	7,265	3,755

Debt issuance Costs	(91)	(132)

Total long-term debt	7,174	3,623
Current maturities of long-term debt	(444)	(444)
Long-term debt - net of current maturities	$6,730	$3,179

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At September 30, 2020, we do not have material lease commitments that have not commenced.

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	September 30, 2020
Assets
Operating lease assets	Operating lease assets	$8,924
Finance lease assets	Property, Plant and Equipment	2,493
Total leased assets		$11,417

Liabilities
Current
Current operating lease liabilities	Current Portion of Operating Lease Obligations	$614
Current finance lease liabilities	Current Portion of Finance Lease Obligations	652
Noncurrent
Long-term operating lease liabilities	Long Term Operating Lease Liabilities, Net	8,832
Long term finance lease liabilities	Long Term Finance Lease Obligations, Net	1,320
Total lease liabilities		$11,418

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30,
2020
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$686
Right-of-use assets obtained in exchange for lease obligations	$4,685

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
Remaining 2020	$351	$207	$558
2021	1,264	738	2,002
2022	1,279	575	1,854
2023	1,302	333	1,635
2024	1,374	277	1,651
Thereafter	9,489	20	9,509
Total lease payments	$15,059	$2,150	$17,209
Less: Interest	(5,613)	(178)	(5,791)
Present value of lease liabilities	$9,446	$1,972	$11,418

The lease term and discount rate at September 30, 2020 were as follows:

Weighted-average remaining lease term (years)
Operating leases	11.1
Finance leases	3.3
Weighted-average discount rate
Operating leases	7.4%
Finance leases	5.2%

NOTE 6. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and nine months ended September 30, 2020 was 24% and our effective tax rate for the three and nine months ended September 30, 2019 was 10% and (9%), respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

During three and nine months ended September 30, 2020, we did business with Printed Circuits, Inc. which is 90% owned by the Kunin family, of which, owns a majority of our stock. We had expenses incurred totaling $0 and $35 during the three months ended September 30, 2020 and 2019, and $28 and $87 for the nine months ended September 30, 2020 and 2019, respectively to Printed Circuits, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Maple Grove, Minnesota based full-service electronics manufacturing services (“EMS”) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries. We provide value added engineering services and technical support including design, testing, prototyping and supply chain management to customers mainly in the aerospace and defense, medical, and industrial equipment markets. We maintain facilities in Bemidji, Blue Earth, Mankato, Maple Grove, Merrifield, and Milaca, Minnesota; Monterrey, Mexico; and Suzhou, China. All of our facilities are certified to one or more of the ISO/AS standards, including 9001, AS9100 and 13485, with most having additional certifications based on the needs of the customers they serve.

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

We continue to actively manage our cash and working capital to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

Facility Consolidation

To further improve operational efficiencies and lower overhead costs, the Company approved on August 7, 2020, the closure of our Merrifield, Minnesota, production facility, shifting wire and cable assembly, system-level assembly and printed circuit board (PCB) manufacturing to Nortech’s other Minnesota locations. The Merrifield production facility consolidation is expected to be complete on or before December 31, 2020, and will impact approximately 60 employees, who will be offered positions at other Nortech facilities in Minnesota. As of September 30, 2020, this closure did not qualify for held for sale nor discontinued operations accounting.

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	93.8	87.9	91.2	89.6
Gross Profit	6.2	12.1	8.8	10.4

Selling Expenses	2.3	2.0	2.4	2.5
General and Administrative Expenses	8.2	7.7	7.2	8.6
Gain on Sale of Property and Equipment	(14.5)	0.0	(4.8)	0.0
Income (Loss) from Operations	10.2	2.4	4.0	(0.7)

Other Expenses	(0.5)	(0.9)	(0.7)	(0.9)
Income (Loss) Before Income Taxes	9.7	1.5	3.3	(1.6)

Income Tax Expense	2.3	0.1	0.8	0.2
Net Income (Loss)	7.4%	1.4%	2.5%	(1.8)%

Net Sales

Net sales were $26.4 million in the third quarter of 2020, as compared to $30.1 million in the third quarter of the prior year, a decrease of $3.7 million or 12.3% that was driven in part by the COVID-19 pandemic. Net sales results were varied by markets; the medical market decreased by $2.8 million or 16.6% with medical devices accounting for the largest portion of the decrease. The industrial market decreased by $2.7 million or 31.1% of sales in the third quarter of 2020 as compared to the same quarter of 2019. Net sales from the aerospace and defense markets increased by $1.8 million or 41.3% of sales in the third quarter of 2020 as compared to the third quarter of 2019.

Net sales were $80.3 million in the nine months ended 2020, as compared to $85.5 million in the prior year, a decrease of $5.3 million or 6.1% that was driven in part by the COVID-19 pandemic. Net sales results were varied by markets; the medical market decreased by $3.3 million, or 7.1% with medical device accounting for 45.6% of the decrease and medical component products the remaining 54.4%. The industrial market decreased by $4.3 million of sales or 16.3% for the nine months ended September 30, 2020 as compared to the same period of 2019. Net sales from aerospace and defense markets increased by $2.3 million of sales or 17.3% for the nine months ended September 30, 2020 as compared to the same period of 2019.

Net sales by our major EMS industry markets for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three months Ended September 30,			Nine Months Ended September 30,
	2020	2019	%	2020	2019	%
	$	$	Change	$	$	Change
Medical	14,218	17,043	(16.6)	42,753	46,006	(7.1)
Industrial	5,938	8,623	(31.1)	22,001	26,290	(16.3)
Aerospace and Defense	6,206	4,392	41.3	15,509	13,219	17.3
Total Net Sales	26,362	30,058	(12.3)	80,263	85,515	(6.1)

Net sales by timing of transfer of goods and services for the three and nine months ended September 30, 2020 is as follows (in thousands):

	Three Months Ended September 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$10,960	$1,853	$1,405	$14,218
Industrial	4,527	791	620	5,938
Aerospace and Defense	5,525	16	665	6,206
Total net sales	$21,012	$2,660	$2,690	$26,362

	Nine Months Ended September 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$35,835	$4,454	$2,464	$42,753
Industrial	17,434	3,354	1,213	22,001
Aerospace and Defense	14,160	396	953	15,509
Total net sales	$67,429	$8,204	$4,630	$80,263

Net sales by timing of transfer of goods and services for the three and nine months ended September 30, 2019 is as follows (in thousands):

	Three Months Ended September 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$14,399	$1,661	$983	$17,043
Industrial	7,279	822	522	8,623
Aerospace and Defense	3,978	133	281	4,392
Total net sales	$25,656	$2,616	$1,786	$30,058

	Nine Months Ended September 30, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$42,039	$1,914	$2,053	$46,006
Industrial	22,847	2,297	1,146	26,290
Aerospace and Defense	12,236	375	608	13,219
Total net sales	$77,122	$4,586	$3,807	$85,515

Backlog

Our 90-day shipment backlog as of September 30, 2020 was $23 million, a 0.8% decrease from the beginning of the quarter and a 27.8% decrease from the prior year. Backlog for our medical customers has decreased 4.2% from the beginning of the quarter and decreased 35.4% from the prior year. Our industrial customers’ backlog increased 10.4% from the beginning of the quarter and decreased 41.7% from the prior year. The aerospace and defense backlog decreased 2.0% from the beginning of the quarter and increased 14.5% from the prior year. Our backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be transferred within 180 days.

90-day shipment backlog by our major EMS industry markets are as follows (in thousands):

	Shipment Backlog as of the Period Ended
	September 30,	June 30,	September 30,
	2020	2020	2019
Medical	$11,484	$11,987	$17,778
Industrial	4,860	4,401	8,334
Aerospace and Defense	6,764	6,900	5,909
Total 90-Day Backlog	$23,108	$23,288	$32,021

Our 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next. Our total shipment backlog was $45.7 million at September 30, 2020 compared to $58.1 million at the end of September 30, 2019. This decrease was driven in part to the impact of COVID-19.

Gross Profit

Gross profit as a percent of net sales for the three months ended September 30, 2020 and 2019 was 6.2% and 12.1%, respectively. Gross profit as a percentage of sales for the nine months ended September 30, 2020 and 2019 was 8.8% and 10.4%, respectively. The decrease in both comparisons was driven by lower sales on a fixed cost base in part due to the impact of COVID-19 and increased inventory reserves.

Selling Expense

Selling expenses for the three months ended September 30, 2020 and 2019 was $0.6 million or 2.3% of sales and $0.6 million or 2.0% of sales, respectively. Selling expense for the nine months ended September 30, 2020 and 2019 was $1.9 million or 2.4% of sales and $2.1 million or 2.5% of sales, respectively.

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2020 and 2019 were $2.2 million or 8.2% of sales and $2.3 million or 7.7% of sales, respectively. General and administrative expenses for the nine months ended September 30, 2020 and 2019 were $5.8 million or 7.2% of sales and $7.4 million or 8.6% of sales, respectively. The decrease in the year to date comparison was due to higher spend in the prior year related one-time expenditures to improve operations in 2019 and the benefits of those cost reduction measures in 2020.

Gain on Sale of Property and Equipment

The gain on sale of property and equipment was $3.8 million in the three and nine months ended September 30, 2020. This gain was due to the sale leaseback transaction we completed in the period relating to the manufacturing facilities in Bemidji and Mankato, Minnesota.

Income (Loss) from Operations

Third quarter 2020 income from operations was $2.7 million compared to $0.7 million for the third quarter in 2019. Income from operations for the first nine months in 2020 was $3.1 million as compared to a loss of $0.6 million for the same comparable period in 2019.  The increase in the income from operations in both comparisons was due to the gain on sale of property and equipment of $3.8 million partially offset by lower gross profit.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and nine months ended September 30, 2020 was 24% and our effective tax rate for the three and nine months ended September 30, 2019 was 10% and (9%), respectively.

Net Income (Loss)

Net income for the three months ended September 30, 2020 and September 30, 2019 was $2.0 and $0.4 million, respectively. Net income for the nine months ended September 30, 2020 was $2.0 million and net loss for the nine months ended September 30, 2019 was $1.5 million.

Liquidity and Capital Resources

Our third quarter sales and shipment backlog were impacted by the COVID-19 pandemic. However, our focus on reducing costs, minimizing capital expenditures, and managing working capital mitigated the impact on liquidity. Due to the inherent uncertainty of this evolving situation, we are unable at this time to predict the likely impact of the COVID-19 pandemic on our future operations. However, we believe that cash provided by operations, funds available under the credit agreement with Bank of America, N.A. (BofA), funds available under a Promissory Note with BofA (“Promissory Note”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, funds received from our sales leaseback transaction and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.

Net cash used in operating activities for the nine months ended September 30, 2020 and September 30, 2019 was $0.1 million and $0.2 million, respectively.

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

On September 30, 2020, we had outstanding advances of $2.5 million under the line of credit and unused availability of $8.6 million supported by our borrowing base. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs. Our working capital was $22.6 million and $21.1 million as of September 30, 2020 and December 31, 2019, respectively.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than (i) 1.0 to 1.0 for the three months ending December 31, 2019, six months ending March 31, 2020, nine months ending June 30, 2020 and twelve months ending September 30, 2020 and each fiscal quarter end thereafter. The Company met the covenants for the nine months ended September 30, 2020.

On April 15, 2020, we entered into a Promissory Note, which provides for an unsecured loan of $6.1 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which funds were received on April 22, 2020. The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 10 months after the end of the Promissory Note covered period (which is defined as 24 weeks after the date of the loan) and we can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the Cares Act and applicable regulations. Any principal and interest amount outstanding after the determination of amounts forgiven will be repaid on a monthly basis. We expect that all or a significant portion of the Promissory Note will be forgiven.

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

●	Volatility in the marketplace which may affect market supply, demand of our products or currency exchange rates;
●	Increased competition from within the EMS industry or the decision of OEMs to cease or limit outsourcing;
●	Changes in the reliability and efficiency of our operating facilities or those of third parties;
●	Risks related to availability of labor;
●	Increases in certain raw material costs such as copper and oil;
●	Commodity and energy cost instability;
●	Risks related to FDA noncompliance;
●	The loss of a major customer;
●	General economic, financial and business conditions that could affect our financial condition and results of operations;
●	Increased or unanticipated costs related to compliance with securities and environmental regulation;
●	Disruption of global or local information management systems due to natural disaster or cyber-security incident;
●	Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus that affect our operations, our customers' operations or our suppliers' operations.

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

Please refer to forward-looking statements and risks as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and the risks set forth in PART II, ITEM 1A below.

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

Pandemics or disease outbreaks such as the current novel coronavirus (COVID-19 virus) pandemic have affected and is expected to continue to affect adversely our operations, supply chains, financial condition and results of operations.

The coronavirus (COVID-19) pandemic is adversely affecting, and is expected to continue to affect adversely, our operations, supply chains, financial condition and results of operations, and we have experienced and expect to continue to experience unpredictable reductions in demand for certain of our services. During the current COVID-19 pandemic, the Company has experienced reduced sales, supply chain disruption, reduced customer demand and reduced availability of workforce.

Outbreaks of epidemic, pandemic, or contagious diseases, such as, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could cause a disruption to our business. Business disruptions could include temporary closures of our facilities or the facilities of our suppliers, reduced demand from customers, unavailability or restricted availability of our material portions of our workforce, raw materials or components necessary to manufacture our products, or disruptions or restrictions on our ability to travel or to distribute our products. Any disruption of our operations, our suppliers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services. Any of these events could negatively impact our sales and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

We may be subject to additional regulatory scrutiny in the form of an audit or review as a result of our Paycheck Protection Program Promissory Note which would have an adverse effect on our liquidity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2020, our share repurchase program has expired, and no additional amounts are available for repurchase.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1*	Third Quarter 2020 Earnings Release

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

*Filed herewith

Signatures

-------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

---------------------------------------------------------

Date: November 12, 2020	by /s/ Jay D. Miller

Jay D. Miller Chief Executive Officer and President Nortech Systems Incorporated

Date: November 12, 2020	by /s/ Christopher D. Jones

Christopher D. Jones Sr. Vice President and Chief Financial Officer Nortech Systems Incorporated