Form 10-K
period 2020-12-31
NORTECH SYSTEMS INC
filed 2021-03-23
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2020

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $4.20 per share, was $5,181,128 on June 30, 2020.

Shares of common stock outstanding at March 15, 2021: 2,660,028.

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on May 13, 2021 have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission (the SEC) within 120 days after December 31, 2020, the end of our fiscal year.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I		PAGE

Item 1.	Business	4-7
Item 1A.	Risk Factors	7-14
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	15
Item 4.	Mine Safety Disclosures	15

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 8.	Financial Statements and Supplementary Data	27-53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
Item 9A.	Controls and Procedures	54
Item 9B.	Other Information	54

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	55
Item 11.	Executive Compensation	55
Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters	55-56
Item 13.	Certain Relationships and Related Transactions, and Director Independence	56
Item 14.	Principal Accountant Fees and Services	56

PART IV

Item 15.	Exhibits and Financial Statement Schedules	57-59
	Signatures	60
	Index to Exhibits	61-62

NORTECH SYSTEMS INCORPORATED

FORM 10-K

For the Year Ended December 31, 2020

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

Our breadth of manufacturing, technical expertise and experience make us attractive to our broad customer base. Our customers are original equipment manufacturers (“OEMs”) in the Medical, Aerospace and Defense and Industrial markets. The diversity in the markets we serve is an advantage in dealing with the effects of fluctuations from the economy and competition. In the design phase, we provide technical support, subject matter expertise in design for manufacturing and testing capabilities that allow our customer programs to get to production faster while meeting both their quality and cost requirements. Our customers rely on our experience and capabilities in manufacturing and supply chain to manage and reduce cost over the life cycle of their products. This requires a strong relationship with our customers based on a trusting partnership as we perform as an extension of their operations.

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

Business Segment

The Company operates in the Medical, Aerospace & Defense and Industrial markets with over 50% of its revenue coming from Medical device and product manufacturing and related engineering services. All of our operations fall under the Contract Manufacturing segment within the EMS industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ needs. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our financial information is consolidated and evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

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

Marketing

We concentrate our marketing efforts in the Medical, Aerospace & Defense and Industrial markets. Our marketing strategy emphasizes our breadth, expertise and experience in each of our markets. Our expertise helps our customers save time and money and also reduces their risks. The breadth of our manufacturing, supply chain, engineering services and complete turnkey solutions assist our customers in getting their products to market quickly while managing the total cost solution. Our strength is managing low to moderate volume components and assemblies with high mix customer demand. This requires us to have close customer relationships and operational flexibility to manage the variation of product demands.

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

Sources and Availability of Materials

We currently purchase the majority of our electronic components globally and directly from electronic component manufacturers and large electronic distributors. In 2020, we, like many other companies in our industries, experienced significant supply chain and shipping disruptions.

Major Customers

Our largest customer has two divisions that together accounted for approximately 23.4% and 22.5% of net sales for the years ended December 31, 2020 and 2019, respectively. One division accounted for approximately 21.2% and 19.9% of net sales for the years ended December 31, 2020 and 2019, respectively. The second division accounted for approximately 2.2% and 2.6% of net sales for the years ended December 31, 2020 and 2019, respectively.

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

Research and Development

We perform research and development for customers on an as requested, project and program basis for development of conceptual engineering and design activities as well as products moving into production. While we did not expend significant dollars in 2020 or 2019 on Company-sponsored product research and development, we continue to explore opportunities for developing proprietary manufacturing methods or products.

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

Employees

We have 628 full-time and 71 part-time/temporary employees as of December 31, 2020. Manufacturing personnel, including direct, indirect support and sales functions, comprise 659 employees, while general administrative employees total 40.

Foreign Operations and Export Sales from Our Domestic Operations

We have leased manufacturing facilities in Monterrey, Mexico and Suzhou, China. Monterrey, Mexico has approximately $681,000 and $961,000 in long-term assets, and $3,117,000 and $3,425,000 of Right of Use Assets at December 31, 2020 and 2019, respectively. Suzhou, China has approximately $688,000 and $596,000 in long-term assets, and $307,000 and $189,000 of Right of Use Assets at December 31, 2020 and 2019, respectively. Export sales from our domestic operations represented 2.1% and 3.1% of net sales the years ended December 31, 2020 and 2019, respectively.

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

An economic downturn or financial market turmoil may depress demand for our products and/or services in all major geographies and markets. If customers are unable to purchase our products or services because of unavailable credit or unfavorable credit terms, depressed end-user demand, or are simply unwilling to purchase our products or services, our net sales and earnings will be adversely affected. Also, we are subject to the risk that our customers will have financial difficulties, which could harm their ability to satisfy their obligation to pay accounts receivable. Further, an economic downturn may affect our ability to satisfy the financial covenants in the terms of our financing arrangements.

We operate in the highly competitive industries and we depend on continuing outsourcing by OEMs.

We compete against many companies that engineer and manufacture complex electromedical and electromechanical products medical, aerospace & defense products and industrial products. The larger global competitors have more resources and greater economies of scale and have more geographically diversified international operations. We also compete with OEM operations that are continually evaluating manufacturing products internally against the advantages of outsourcing or delaying their decision to outsource. We may also be at a competitive disadvantage with respect to price when compared to manufacturers with excess capacity, lower cost structures and availability of lower cost labor.

Competitive factors in our targeted markets are believed to be product and service pricing, quality, the ability to meet delivery schedules, customer service, value-added engineering, technology solutions, geographic location and price. We also expect that our competitors will continue to improve the performance of their current products or services, to reduce their current products or service sales prices and improve services that maybe offered. Any of these could cause a decline in sales, loss of market share, or lower profit margin.

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

Our engineering revenue depends on our ability to deliver quality value-added engineering services required by our customers.

The markets for our engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to hire and retain qualified engineering personnel and maintain and enhance our technological leadership. Although we believe that we currently have the ability to provide the value-added engineering services that is required by our customers, there is no certainty that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render the engineering services we currently provide obsolete or uncompetitive. The acquisition and implementation of new engineering knowledge, technical skills and related equipment may require significant expense that could adversely affect our operating results, as could our failure to anticipate and adapt to our customers’ changing technological requirements.

We may not meet regulatory quality standards applicable to our manufacturing and quality processes which could have an adverse effect on our business.

We are registered with the FDA and are subject to periodic inspection by the Food and Drug Administration (FDA) for compliance with the FDA’s Quality System Regulation/Medical Device Good Manufacturing Practices requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. We are also ITAR registered which is required for our manufacturing of defense related products. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring. If any inspection reveals noncompliance with these regulations, it could adversely affect our operations.

Pandemics or disease outbreaks such as the current novel coronavirus (COVID-19 virus) pandemic have affected and is expected to continue to affect adversely our operations, supply chains, financial condition and results of operations.

The coronavirus (COVID-19) pandemic is adversely affecting, and is expected to continue to affect adversely, our operations, supply chains, financial condition and results of operations, and we have experienced and expect to continue to experience unpredictable reductions in demand for certain of our services. During the current COVID-19 pandemic, the Company has experienced reduced sales, supply chain disruption, product shipping disruptions, reduced customer demand and reduced availability of workforce.

Outbreaks of epidemic, pandemic, or contagious diseases, such as, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could cause a disruption to our business. Business disruptions could include temporary closures of our facilities or the facilities of our suppliers, reduced demand from customers, unavailability or restricted availability of our material portions of our workforce, raw materials or components necessary to manufacture our products, or disruptions or restrictions on our ability to travel or to distribute our products. Any disruption of our operations, our suppliers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services. Any of these events could negatively impact our sales and have a material adverse effect on our business, financial condition, results of operations, or cash flows. The impact of COVID-19 did result in a triggering event for goodwill and long-lived assets. See Note 4, Goodwill and Other Intangible Assets, for a discussion related to a full impairment of goodwill for the year ended December 31, 2020. Based on our assessment we concluded no impairment of long-lived assets as of December 31, 2020.

We may be subject to additional regulatory scrutiny in the form of an audit or review as a result of our Paycheck Protection Program Promissory Note which would have an adverse effect on our liquidity.

On April 15, 2020, we entered into a Promissory Note with Bank of America, N.A. (the “Promissory Note”), which provides for an unsecured loan of $6.1 million pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which; funds were received on April 22, 2020. On April 23, 2020, the Small Business Administration (“SBA”) issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP under the CARES Act. Subsequently, on April 28, 2020, the secretary of the Treasury and SBA announced that the government will review all PPP loans of more than $2 million for which a borrower applies for forgiveness. Should we be audited or reviewed by the U.S. Department of Treasury as a result of filing an application for forgiveness or otherwise, such audit or review could result in legal and reputational costs as well as significant use of management time. While the Company believes that it acted in good faith and has complied with all requirements of the PPP, if we are audited and receive an adverse or negative finding in such audit, we could be required to return up to the full amount of the Promissory Note, which would reduce our liquidity by such amount and potentially subject us to fines and penalties. We expect that all or a significant portion of the Promissory Note will be forgiven; we plan to apply for forgiveness in the second or third quarter of 2021 before the application deadline.

A large percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us.

Our largest customer has two divisions that account for 23.4% and 22.5% of net sales for the years ended December 31, 2020 and 2019, respectively. The loss of a substantial portion of net sales to our largest customers could have a material adverse effect on us.

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

Our exposure to financially troubled customers, start-up businesses or suppliers may adversely affect our financial results.

We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. Also, we provide services and products to new and high growth companies. If our customers experience financial difficulty or lack of funding for operations, we could have difficulty recovering amounts owed to us from these customers, or demand for our services or products from these customers could decline. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supply necessary to fulfill production requirements and meet scheduled shipments. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivables are outstanding.

The Company is majority owned by one group of shareholders, and those shareholders may be able to take actions that do not reflect the will or best interests of other shareholders.

The Kunin family as a group owns a majority of our common stock. As a result, our majority shareholder group will have the ability to elect all of the members of our Board of Directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests.

In addition, the majority shareholder group may have an interest in pursuing transactions that, in its judgment, could enhance its investment, even though such transactions might impact you inconsistent with your investment objectives.

As a majority owned or controlled company, Nasdaq does not require the Company to comply with certain corporate governance rules including that we are not required to have a majority of independent directors on the board, an independent compensation committee, or an independent nominating and corporate governance committee. The Company is required to have an audit committee comprised of independent directors. Having fewer independent directors or fewer independent members of the Compensation and Talent Committee or the Nominating and Corporate Governance Committee may result in increased influence of the majority ownership group over business operations.

The manufacture and sale of products carries potential risk for product liability claims.

We represent and warrant the goods and services we deliver are free from defects in material and workmanship generally for one year. If a product liability claim results in our being liable, it could have a material adverse effect on our business and financial position. We have insurance coverage for products liability claims, but there can be no assurances that the amount of coverage will be adequate or that insurance proceeds will be available for a particular claim.

Complying with securities laws, tax laws, accounting policies and regulations, and subsequent changes, may be costly for us and adversely affect our financial statements.

New or changing laws, regulations, policy and standards relating to corporate governance and public disclosure, including SEC and Nasdaq regulations, domestic or international tax legislation and the implementation of significant changes in the United States Generally Accepted Accounting Principles (“GAAP”), present challenges due to complexities, assumptions and judgements required to implement. We apply judgments based on our understanding, interpretation and analysis of the relevant facts, circumstances, historical experience and valuations, as appropriate. As a result, actual amounts could differ from those estimated at the time the financial statements are issued. In addition, implementation may change the financial accounting or reporting standards that govern the preparation of our financial statements or authoritative entities could reverse their previous interpretations or positions on how various financial accounting or reporting standards should be applied. These changes may be difficult to predict and implement and could materially or otherwise impact how we prepare and report our estimates, uncertainties, financial statements, operating results and financial condition. Our efforts to comply with evolving laws, regulations, accounting policies and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention from revenue-generating activities to compliance activities and may have an adverse effect on our financial statements, including cash flows.

We depend heavily on our people and may from time to time have difficulty attracting and retaining skilled employees.

Our operations depend upon the continued contributions of our key management, marketing, technical, financial, accounting, product development engineers, sales people and operational personnel. We also believe that our continued success will depend upon our ability to attract, retain and develop highly skilled managerial and technical resources within our highly competitive industries. Not being able to attract or retain these employees could have a material adverse effect on revenues and earnings.

Anti-Corruption and Trade Laws - We may incur costs and suffer damages if our employees, agents, or suppliers violate anti-bribery, anti-corruption or trade laws and regulations.

Laws and regulations related to bribery, corruption and trade, and enforcement thereof, are increasing in frequency, complexity and severity on a global basis. The continued geographic expansion of our business into China and Mexico increases our exposure to, and cost of complying with, these laws and regulations. If our internal controls and compliance program do not adequately prevent or deter our employees, agents, suppliers and other third parties with whom we do business from violating anti-corruption laws, we may incur defense costs, fines, penalties, reputational damage and business disruptions.

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

Our strategy is to grow our business organically and through acquisitions, alliances and joint venture arrangements. We will continue to pursue and acquire additional businesses in our industries that fit our long-term objectives for growth and profitability. The success of our acquisitions will depend on our ability to integrate the new operations with the existing operations. The Company cannot ensure that the expected benefits of any acquisition will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact the operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Other acquisition risks include delays in realizing benefits from the acquired companies or products; difficulties due to lack of or limited prior experience in any new product or geographic markets we enter; unforeseen losses of customers of, or suppliers to, acquired businesses; difficulties in retaining key employees of the acquired businesses; or challenges arising from increased geographic diversity and complexity of our operations and our information technology systems. The price we pay for a business may exceed the value we realize and we cannot assure you that we will achieve the expected synergies and benefits of any acquisition. Acquisitions may result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results.

If we fail to comply with the covenants contained in our credit agreement, we may be unable to secure additional financing and repayment obligations on our outstanding indebtedness may be accelerated.

Our credit agreement contains financial and operating covenants with which we must comply. As of December 31, 2020, we were in compliance with these covenants. However, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

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

We rely on information technology systems to effectively manage our operational and financial functions and our day-to-day functions. We increasingly rely on information technology systems to process, transmit, and store electronic information. In addition, a significant portion of internal communications, as well as communication with customers and suppliers, depends on information technology. We are exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property, other sensitive information or cash or may be the result of unintentional events. Like most companies, our information technology systems may be vulnerable to interruption due to a variety of events beyond our control, including, but not limited to, terrorist attacks, telecommunications failures, computer viruses, hackers, foreign governments, and other security issues. We have technology security initiatives and data recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, or implemented properly, or executed timely to ensure that our operations are not disrupted. Potential consequences of a material cyber incident include damage to our reputation, litigation, and increased cyber security protection and remediation costs. Such consequences could materially and adversely affect our results of operations.

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

If we use hazardous materials in a manner that causes contamination or injury, we could be liable for resulting damages.

We are subject to Federal, State, and local laws, rules and regulations governing the use, discharge, storage, handling, and disposal of biological material, chemicals, and waste. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling, or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, remediation costs, and any related penalties or fines. This liability could exceed our resources or any applicable insurance coverage we may have. The cost of compliance with these laws and regulations may become significant, and our failure to comply may result in substantial fines or other consequences, and either could have a significant impact on our operating results.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends; investors must rely on stock appreciation for any return on investment in our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to, our financial condition, operating results, cash needs, growth plans, and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize certain returns on their investment. As a result, investors must rely on stock appreciation and a liquid trading market for any return on investment in our common stock.

We expect volatility in the price of our common stock, which may subject us to securities litigation.

The market for our common stock may be characterized by significant price volatility when compared to other issuers, and we expect that our share price will be more volatile than other issuers for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Item 1B. Unresolved Staff Comments

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Properties

Administration

Our corporate headquarters consists of an approximately 19,000 square feet building located in Maple Grove, Minnesota, a northwestern suburb of Minneapolis, Minnesota, and its lease expires January 2025.

Manufacturing facilities

Our manufacturing facilities are in good operating condition and we believe our overall production capacity is sufficient to handle our foreseeable manufacturing needs and customer requirements. The following are our manufacturing facilities as of December 31, 2020:

			Manufacturing
			Space	Office Space	Total
Location	Own/Lease	Lease End Date	Square Feet	Square Feet	Square Feet
Bemidji, MN	Lease	August 31, 2035	56,000	13,000	69,000
Blue Earth, MN	Own		92,000	48,000	140,000
Merrifield, MN	Own		34,000	12,000	46,000
Milaca, MN	Lease	June 30, 2022	15,000	5,000	20,000
Mankato, MN	Lease	August 31, 2035	43,000	15,000	58,000
Monterrey, Mexico	Lease	January 24, 2029	76,000	1,000	77,000
Suzhou, China	Lease	March 9, 2021	27,000	3,000	30,000
Suzhou, China	Lease	October 17, 2023	15,000	-	15,000

As discussed below, we are consolidating our production facilities and are closing our owned facility in Merrifield, MN in 2021. The Suzhou, China lease that was expiring on March 9, 2021 has been extended to March 9, 2024 as of the date of this filing.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 15, 2021, there were 639 shareholders of record. Our stock is listed on the NASDAQ Capital Market under the symbol “NSYS”. We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2021 or 2020. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, limitations on payments of dividends present in our current or future debt agreements, and other factors.

Stock price comparisons (NASDAQ):

During the Three Months Ended Low High

During the Three Months Ended	Low	High
March 31, 2020	$2.52	$5.60
June 30, 2020	$2.91	$5.06
September 30, 2020	$3.85	$6.50
December 31, 2020	$4.22	$10.14

March 31, 2019	$3.58	$5.25
June 30, 2019	$3.75	$4.78
September 30, 2019	$2.84	$4.16
December 31, 2019	$2.65	$7.46

Issuer Purchase of Equity Securities

In August 2018, the Board of Directors approved a $250,000 share repurchase program. Under this repurchase program, we repurchased zero shares and 32,769 shares totaling $0 and $130,376 during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, this share repurchase plan has expired.

The table below sets forth information regarding repurchases we made of our common stock under the $250,000 share repurchase program authorized in August 2018 during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan
Balance at December 31, 2018	21,002	$3.85	21,002	$166,571
Stock Repurchases	32,769	3.96	32,769	-
Balance at December 31, 2019	53,771	$3.93	53,771	$166,571
Stock Repurchases	-	-	-	-
Balance at December 31, 2020	53,771	$3.93	53,771	$-

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Minnesota, United States based full-service global EMS contract manufacturer in the Medical, Aerospace & Defense and Industrial markets offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex electromedical and electromechanical products including medical devices, wire and cable assemblies, printed circuit board assemblies, higher-level assemblies, and other box builds for a wide range of industries. We serve three major markets within the EMS industry: Aerospace and Defense, Medical, and the Industrial market which includes industrial capital equipment, transportation, vision, agriculture, oil and gas. As of December 31, 2020, we have facilities in Minnesota: Bemidji, Blue Earth, Mankato, Merrifield, Milaca and Maple Grove. We also have facilities in Monterrey, Mexico and Suzhou, China.

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

The full extent to which COVID-19 will directly or indirectly impact our business, financial condition, and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. The ultimate impact of COVID-19 depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, we are unable to estimate the extent to which COVID-19 will negatively impact our financial results or liquidity.

We will continue to assess the potential impact of the COVID-19 pandemic on our business, financial condition, and results of operations. We actively manage our cash and working capital to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

Facility Consolidation

To further improve operational efficiencies and lower overhead costs, the Company approved on August 7, 2020, the closure of our Merrifield, Minnesota, production facility, shifting wire and cable assembly, system-level assembly and printed circuit board (PCB) manufacturing to Nortech’s other Minnesota locations. The Merrifield production facility consolidation is expected to be complete in the first quarter of 2021, and will impact approximately 60 employees, who were offered positions at other Nortech facilities in Minnesota. As of December 31, 2020, this closure did not qualify for held for sale nor discontinued operations accounting.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods presented, as well as our disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including, but not limited to, goodwill impairment testing, long-lived assets impairment, allowance for doubtful accounts and inventory reserves.

We base our estimates and assumptions on our historical experience and on various other information available to us at the time that these estimates and assumptions are made. We believe that these estimates and assumptions are reasonable under the circumstances and form the basis for our making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources.  Actual results and outcomes could differ from our estimates primarily due to incorrect sales forecasting. We utilize a pipeline generated by our sales team and speak directly with all departments regarding estimates and assumptions. If, for any reason, those estimates, and assumptions vary substantially it would also impact our financial results.

Our significant accounting policies are described in “Note 1 – Summary of Significant Accounting Policies,” in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. We believe that the following discussion addresses our critical accounting policies and reflects those areas that require more significant judgments and use of estimates and assumptions in the preparation of our consolidated financial statements.

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

In our annual impairment test in 2020, we performed a quantitative analysis based on the triggering event caused by the COVID-19 impact on our results using discounted cash flows and market approach which is based on the guideline public company method. Discounted cash flow models include assumptions related to our product revenue, gross margins, operating margins and other assumptions. We took a goodwill impairment of $2.4 million, the total amount of remaining goodwill, in 2020. See Note 4, Goodwill and Other Intangible Assets.

Long-Lived Assets Impairment

We evaluate long-lived assets, primarily property and equipment, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. In 2020, we did evaluate that there was a trigger event, largely driven by the impacts of COVID-19, that indicated that the carrying amount of the asset group may not be recoverable. We performed the recoverability test and determined there was no impairment. See Note 4, Goodwill and Other Intangible Assets.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on outstanding accounts receivable. An amount of judgment is required when assessing the ability to realize accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We believe the reserve is adequate for any exposure to loss in the December 31, 2020 accounts receivable. At December 31, 2020, our allowance for doubtful accounts was $0.3 million.

Inventory Reserves

Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We believe the total reserve at December 31, 2020 of $2.2 million is adequate.

Operating Results

The following table presents our statements of operations data as percentages of total net sales for the years indicated:

	2020	2019
Net Sales	100.0%	100.0%
Cost of Goods Sold	91.9	89.2
Gross Profit	8.1	10.8

Selling Expenses	2.4	2.3
General and Administrative Expenses	7.7	8.3
Impairment of Goodwill	2.3	0.0
Gain on Sale of Property and Equipment	(3.7)	0.0
(Loss) Income from Operations	(0.6)	0.2

Interest Expense	(0.6)	(0.9)
Loss Before Income Taxes	(1.2)	(0.7)

Income Tax Expense	0.3	0.4
Net Loss	(1.5)%	(1.1)%

Net Sales

Our net sales in 2020 were $104.1 million, compared to $116.3 million in 2019, a decrease of $12.2 million or 10.5% that was driven primarily by the COVID-19 pandemic in our medical and industrial markets. The medical market decreased by $7.5 million or 12.0% with medical devices accounting for 31% of the decrease and medical component products 69% of the decrease. The industrial market decreased by $7.1 million or 20.0% in 2020 as compared to 2019. Net sales from the aerospace and defense markets increased by $2.4 million or 13.2% in 2020 as compared to 2019.

Net sales by our major EMS industry markets for the years ended December 31, 2020 and 2019 were as follows:

			%
(in millions)	2020	2019	Change
Medical	$55.1	$62.6	(12.0)
Aerospace and Defense	20.6	18.2	13.2
Industrial	28.4	35.5	(20.0)
Total Net Sales	$104.1	$116.3	(10.5)

Net sales by timing of transfer of goods and services for years ended December 31, 2020 and 2019 are as follows (in millions):

Year Ended December 31, 2020

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$45.7	$6.4	$3.0	$55.1
Aerospace and Defense	18.9	0.5	1.2	20.6
Industrial	22.5	4.4	1.5	28.4
Total net sales	$87.1	$11.3	$5.7	$104.1

Year Ended December 31, 2019

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$56.8	$3.0	$2.8	$62.6
Aerospace and Defense	16.9	0.5	0.8	18.2
Industrial	30.8	3.1	1.6	35.5
Total net sales	$104.5	$6.6	$5.2	$116.3

Backlog

Our 90-day backlog at December 31, 2020 decreased to $24.3 million as compared to $27.3 million at the end of 2019. The 90-day backlog by our major EMS industry markets are as follows:

	Backlog as of the Year Ended
	December 31,		%
(in millions)	2020	2019	Change
Medical	$12.5	$14.6	(14.2)
Aerospace and Defense	5.5	7.0	(21.4)
Industrial	6.3	5.7	10.2
Total Backlog	$24.3	$27.3	(10.9)

Our 90-day backlog varies due to order size, manufacturing delays, inventory programs, contract terms and conditions and changes in timing of customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next. Our total shipment backlog was $48.7 million at December 31, 2020 compared to $50.1 million at the end of December 31, 2019.

Gross Profit

Our gross profit as a percentage of net sales was 8.1% and 10.8% for the years ended December 31, 2020 and 2019, respectively. The decline in gross profit as a percent of sales was driven by lower sales on a fixed cost base in part due to the impact of COVID-19 and increased inventory reserves partially due to the closure of the Merrifield facility.

Selling

Selling expenses were $2.5 million, or 2.4% of net sales, for the year ended December 31, 2020 and $2.7 million, or 2.3% of net sales, for the year ended December 31, 2019.

General and Administrative

General and administrative expenses were $8.0 million, or 7.7% of net sales, for the year ended December 31, 2020 and $9.6 million, or 8.3% of net sales, for the year ended 2019. The decrease was due to higher spend in the prior year related one-time expenditures to improve operations in 2019 and the benefits of those cost reduction measures in 2020.

Impairment of Goodwill

The loss on impairment of goodwill was $2.4 million in the year ended December 31, 2020. In our impairment test of goodwill in the fourth quarter of 2020, we concluded that goodwill was impaired due to a significant reduction of results from operations during the fourth quarter of 2020 largely a result of the COVID-19 pandemic. See Note 4, Goodwill and Other Intangible Assets.

Gain on Sale of Property and Equipment

The gain on sale of property and equipment was $3.8 million in the year ended December 31, 2020. This gain was due to the sale leaseback transaction we completed in 2020 relating to the manufacturing facilities in Bemidji and Mankato, Minnesota.

(Loss) Income from Operations

Our loss from operations for the 2020 fiscal year was $0.6 million, a decrease of $0.8 million from the 2019 fiscal year of $0.2 million income, due an impairment of goodwill of $2.4 million and lower gross profit, partially offset by the gain on sale of property and equipment of $3.8 million.

Interest Expense

Interest expense for the year ended December 31, 2020 was $0.6 million, compared with $1.0 million for the year ended December 31, 2019 due largely to lower borrowing on line of credit from the proceeds on the sale leaseback transaction and funds received to the Paycheck Protection Program under the Coronavirus Aid discussed in Liquidity.

Income Taxes

Income tax expense for the year ended December 31, 2020 was $0.3 million. Income tax expense for the year ended December 31, 2019 was $0.4 million. The effective tax rate for fiscal 2020 and 2019 was 25.1% and 49.9%, respectively. Our 2020 tax rate was driven by the nontaxable goodwill impairment loss, the tax on global intangible low-taxed income provisions and additional valuation allowance created due to more deferred tax assets generated in 2020. Our 2019 tax rate was driven by additional valuation allowance created due to more deferred tax assets generated in 2019 and the tax on global intangible low-taxed income provisions.

The statutory reconciliation for the years ended December 31, 2020 and 2019 is as follows (in millions):

	2020	2019
Statutory Rate	$(259)	$(172)
State Income Tax	60	(29)
Effect of foreign operations	(18)	(23)
Uncertain tax benefits, including federal benefit for state reserves	-	44
Change in State Deferred Rate	(115)	-
Valuation allowance	101	790
US Permanent differences	5	36
Federal Tax Credits	(108)	(70)
Global Intangible Low-Taxed Income Effect	125	80
Return to provision - credits, perm diffs	4	(240)
Deferred Adjustment	-	(16)
Goodwill Impairment	499	-
Other	16	9
	$310	$409

Net Loss

Our net loss in 2020 was $1.5 million or $(0.57) per diluted common share. Our net loss in 2019 was $1.2 million or $(0.46) per diluted common share.

Liquidity and Capital Resources

Our 2020 sales and shipment backlog were impacted by the ongoing COVID-19 pandemic. Due to the inherent uncertainty of this evolving situation, we are unable at this time to predict the likely impact of the COVID-19 pandemic on our future operations which has led to indicators of an inability to continue as a going concern. However, these indicators have been mitigated by our focus on reducing costs, minimizing capital expenditures, and managing working capital. In addition, we believe that cash provided by operations, funds available under the credit agreement with Bank of America, N.A. (BofA), funds available under a Promissory Note with BofA (“Promissory Note”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, funds received from our sales leaseback transaction and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations for at least the next 12 months from the financial statement release date.

Credit Facility

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2022. The credit arrangement also has a $5,000 real estate term note outstanding with a maturity date of June 15, 2022.

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 4.0% and 5.5% as of December 31, 2020 and 2019, respectively. We had borrowings on our line of credit of $3,328 and $10,088 outstanding as of December 31, 2020 and December 31, 2019, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

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

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2020 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days due to amendment to our agreement dated in December of 2020. The Company met the covenants for the period ended December 31, 2020.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2020 and 2019, we had unused availability under our line of credit of $8,131 and $4,148, respectively, supported by our borrowing base. The line is secured by substantially all of our assets.

On April 15, 2020, we entered into a Promissory Note with Bank of America, N.A. (the “Promissory Note”), which provides for an unsecured loan of $6,077 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which funds were received on April 22, 2020. The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 10 months after the end of the Promissory Note covered period (which is defined as 24 weeks after the date of the loan) and we can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the Cares Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis. We expect that all or a significant portion of the Promissory Note will be forgiven; we plan to apply for forgiveness in the second or third quarter of 2021 before the application deadline.

In the second quarter of 2019, our China operations entered into a line of credit arrangement with China Construction Bank which provides for a line of credit arrangement of 6,000,000 Renminbi (RMB) that will expire on April 3, 2021. This line of credit bears an interest rate of 6% and we had no amounts outstanding as of December 31, 2020.

Cash flows for the years ended December 31, 2020 and 2019 are summarized as follows:

(in thousands)	2020	2019
Cash flows provided by (used in):
Operating activities	$1,363	$997
Investing activities	5,500	(758)
Financing activities	(3,959)	(525)
Effect of exchange rate changes on cash	0	(1)
Net change in cash	$2,904	$(287)

Cash provided by operating activities for the year ended December 31, 2020 was $1.4 million and for the year ended December 31, 2019 was $1.0 million, both comprised primarily of net loss adjusted by the noncash add back of depreciation and amortization and other non-cash charges. The year-over-year increase in cash provided by operating activities is due to the decrease in working capital driven by reduction of accounts receivable of $3.0 million.

Net cash provided by investing activities was $5.5 million for the year ended December 31, 2020 and net cash used in investing activities was $0.8 million for the year ended December 31, 2019, respectively. Cash provided by investing activities in 2020 was due to the $6.0 million received from our sales leaseback transaction.

Net cash used in financing activities in 2020 and 2019 of $4.0 million and $0.5 million, respectively. The cash used in 2020 consisted primarily of net the paydown of debt from in funds received from our sales leaseback.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Item 8. Financial Statements and Supplementary Data

PAGE

Report of Independent Registered Public Accounting Firm	25

Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019	26

Consolidated Balance Sheets as of December 31, 2020 and 2019	27

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019	28

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020 and 2019	29

Notes to Consolidated Financial Statements	30-50

(The remainder of this page was intentionally left blank.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Nortech Systems Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

Goodwill Impairment Evaluation – Refer to Notes 1 and 4 to the consolidated financial statements

As discussed in Note 1 and Note 4 to the consolidated financial statements, goodwill is tested for impairment on the basis of the Company’s single reporting unit at least annually, or more frequently as events occur or circumstances change. On October 1, 2020, the Company performed its annual quantitative impairment test and recorded an impairment charge of $2,375,000.  In connection with the quantitative impairment test, the Company reassessed its reporting units and concluded the Company, as a whole, is a single reporting unit. The Company views its operations and manages its business as one operating segment since the restructuring of Devicix in 2020. Prior to 2020, the Company had two reporting units, the Electronic Manufacturing Services and Devicix reporting units.  In performing the impairment test, management’s third-party valuation specialist calculated the fair value of the reporting unit using a market approach and a discounted cash flow approach to determine the estimated fair value of the Company. The Company placed a 100% weighting on the discounted cash flow method, as they determined the results of the market approach were not representative of the Company, as there were no peer companies comparable to the Company in terms of size, profitability and product diversification.  Management concluded goodwill was fully impaired as the difference between the carrying value and fair value of the reporting unit was more than the amount of goodwill recorded.

Auditing management's goodwill impairment test was complex and highly judgmental due to the significant estimation required in the reassessment of the Company’s reporting unit and in the estimation of the fair value of the Company’s single reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the Company's financial forecast, the discount rate, risk-free rate, weighted-average cost of capital, equity risk premium and terminal growth rate, which are affected by expectations about future market or economic conditions, including uncertainty resulting from the COVID-19 pandemic.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

●

Obtained an understanding of the design and implementation of internal controls relating to the evaluation of the assumptions and inputs used to estimate the fair value of the Company's single reporting unit, including controls addressing:

o	Management’s review of the accuracy and reasonableness of the prospective financial information used in the discounted cash flow analysis.

o	Management’s evaluation and controls over identifying the single reporting unit.
o

Management's evaluation of the key assumptions and inputs used by a third-party valuation specialist, including discount rate, risk-free rate, weighted-average cost of capital, equity risk premium and terminal growth rate used to determine fair value.

o	Management’s controls over the completeness and accuracy of the data and assumptions used.
●

Substantively testing, with the assistance of firm personnel with experience in the application of fair value and valuation methodologies, the appropriateness of the judgments and assumptions used in management’s estimation process for determining the fair value of the Company's single reporting unit including:

o	Testing the mathematical accuracy of the calculations performed along with assessing the completeness of the information used in the calculation.
o

Evaluating the appropriateness of the valuation methodologies used, as well as the discount rate, risk-free rate, weighted-average cost of capital, equity risk premium, terminal growth rate, and overall reasonableness of the fair value calculation.

o	Comparing the significant assumptions used by management to current industry and economic trends, current and historical performance of the Company, and other relevant factors.
o	Compared the fair value of the reporting unit to the Company's enterprise value to coooborate a full impairment was appropriate.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2017.

Minneapolis, Minnesota

March 23, 2021

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE DATA)

	2020	2019

Net Sales	$104,106	$116,333

Cost of Goods Sold	95,651	103,757

Gross Profit	8,455	12,576

Operating Expenses:
Selling Expenses	2,474	2,723
General and Administrative Expenses	8,043	9,629
Impairment of Goodwill	2,375	-
Gain on Sale of Property and Equipment	(3,821)	-
Total Operating Expenses	9,071	12,352

(Loss) Income From Operations	(616)	224

Other Expense
Interest Expense	(620)	(1,043)

Loss Before Income Taxes	(1,236)	(819)

Income Tax Expense	310	409

Net Loss	$(1,546)	$(1,228)

Loss Per Common Share:
Basic	$(0.58)	$(0.46)
Weighted Average Number of Common Shares Outstanding - Basic	2,657,738	2,665,165

Diluted	$(0.58)	$(0.46)
Weighted Average Number of Common Shares Outstanding - Dilutive	2,657,738	2,665,165

Other comprehensive income (loss)
Foreign currency translation	220	(24)
Comprehensive loss, net of tax	$(1,326)	$(1,252)

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS	2020	2019
Current Assets
Cash	$352	$351
Restricted Cash	3,212	309
Accounts Receivable, less allowances of $343 and $335	15,625	18,558
Inventories, net	13,917	14,279
Contract Assets	5,899	7,659
Prepaid Assets and Other Current Assets	2,032	2,128
Total Current Assets	41,037	43,284

Property and Equipment, Net	6,426	9,581
Operating Lease Assets	8,998	4,827
Goodwill	-	2,375
Other Intangible Assets, Net	1,173	1,343
Total Assets	$57,634	$61,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt	$1,204	$444
Current Portion of Finance Lease Obligations	660	557
Current Portion of Operating Leases	688	858
Accounts Payable	11,239	14,014
Accrued Payroll and Commissions	2,870	3,493
Other Accrued Liabilities	2,875	2,866
Total Current Liabilities	19,536	22,232

Long-Term Liabilities
Long-term Line of Credit	3,328	10,088
Long-Term Debt, Net of Current Maturities	5,865	3,179
Long-Term Finance Lease Obligations, Net of Current Portion	1,152	1,451
Long-Tem Operating Lease Obligations, Net of current Portion	8,889	4,366
Other Long-Term Liabilities	146	118
Total Long-Term Liabilities	19,380	19,202
Total Liabilities	38,916	41,434

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized;
250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized;
2,659,628 and 2,657,530 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	15,816	15,748
Accumulated Other Comprehensive Loss	(37)	(257)
Retained Earnings	2,662	4,208
Total Shareholders' Equity	18,718	19,976
Total Liabilities and Shareholders' Equity	$57,634	$61,410

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,546)	$(1,228)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation	2,002	1,926
Amortization	191	295
Compensation on Stock-Based Awards	68	261
Compensation on Equity Appreciation Rights	108	-
Loss on Goodwill Impairment	2,375	-
Deferred Taxes	-	20
Change in Accounts Receivable Allowance	8	113
Change in Inventory Reserves	672	374
(Gain) loss on Disposal of Property and Equipment	(3,821)	32
Changes in Current Operating Items
Accounts Receivable	3,019	1,413
Inventories	(216)	2,344
Contract Assets	1,760	(1,228)
Prepaid Expenses and other Curent Assets	651	(1,015)
Income Taxes	(675)	401
Accounts Payable	(2,950)	(3,680)
Accrued Payroll and Commissions	(623)	746
Other Accrued Liabilities	340	223
Net Cash Provided by Operating Activities	1,363	997

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	6,019	-
Purchase of Intangible Asset	(34)	(39)
Purchases of Property and Equipment	(485)	(719)
Net Cash Provided by (Used in) Investing Activities	5,500	(758)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Line of Credit	(6,760)	823
Proceeds from Long-Term Debt	6,077	-
Principal Payments on Long-Term Debt	(2,684)	(856)
Principal Payments on Financing Leases	(592)	(369)
Stock Option Excercises	-	7
Share Repurchases	-	(130)
Net Cash Used in Financing Activities	(3,959)	(525)

Effect of Exchange Rate Changes on Cash	-	(1)

Net Change in Cash	2,904	(287)
Cash - Beginning of Year	660	947
Cash - End of Year	$3,564	$660

Reconciliation of cash and restricted cash reported within the consolidated balance sheets
Cash	$352	$351
Restricted Cash	3,212	309
Total Cash and restricted cash reported in the consolidated statements of cash flows	$3,564	$660

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$577	$980
Cash Paid for Income Taxes	855	194

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	175	4
Property Acquired under Operating Lease	4,999	-
Equipment Acquired under Finance Lease	$395	$1,089

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS)

				Accumulated
			Additional	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Retained	Shareholders'
	Stock	Stock	Capital	(Loss)	Earnings	Equity
BALANCE DECEMBER 31, 2018	$250	$27	$15,610	$(233)	$5,436	$21,090
Net Loss	-	-	-	-	(1,228)	(1,228)
Foreign Currency Translation Adjustment	-	-	-	(24)	-	(24)
Compensation on Stock-based awards	-	-	268	-	-	268
Share repurchases	-	-	(130)	-	-	(130)

BALANCE DECEMBER 31, 2019	250	27	15,748	(257)	4,208	19,976
Net Loss	-	-	-	-	(1,546)	(1,546)
Foreign currency translation adjustment	-	-	-	220	-	220
Compensation on stock-based awards	-	-	68	-	-	68

BALANCE DECEMBER 31, 2020	$250	$27	$15,816	$(37)	$2,662	$18,718

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Nortech Systems, Incorporated and Subsidiaries (“the Company”, “we”, “our”) have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Our manufacturing facilities are located in Bemidji, Blue Earth, Merrifield, Milaca, and Mankato, Minnesota as well as, Monterrey, Mexico and Suzhou, China. Products are sold to customers both domestically and internationally.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The December 31, 2020 balance included cash collateral required to be held against our corporate employee purchasing card program and lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day. As of December 31, 2020 we had outstanding letters of credit for $500 in total to Essjay Bemidji Holdings, LLC and Essjay Mankato Holdings, LLC. Restricted cash as of December 31, 2020 and December 31, 2019 was $3,212 and $309, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts was $343 and $335 at December 31, 2020 and 2019, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Inventories

Inventories consist of finished goods, raw materials and work-in-process and are stated at the lower of average cost (which approximates first-in, first-out) or net realizable value. Costs include material, labor, and overhead required in the production of our products. Inventory reserves are maintained for inventories that may have a lower value than stated or quantities in excess of future production needs.

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

Inventories are as follows:

	2020	2019
Raw materials	$14,865	$15,245
Work in process	969	479
Finished goods	242	41
Reserves	(2,159)	(1,486)
Total	$13,917	$14,279

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

Buildings (in years)	39
Leasehold improvements (in years)	3-15
Manufacturing equipment (in years)	3-7
Office and other equipment (in years)	3-7

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Property and equipment at December 31, 2020 and 2019:

	2020	2019
Land	$176	$360
Building and Leasehold Improvements	5,999	9,660
Manufacturing Equipment	22,685	21,908
Office and Other Equipment	7,148	7,192
Accumulated Depreciation and Amortization	(29,582)	(29,539)
Total Property and Equipment, Net	$6,426	$9,581

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Preferred Stock

Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and if declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2020 and 2019.

Revenue Recognition

Our revenue is comprised of product, engineering services and repair services. All revenue is recognized when the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service to our customer either when (or as) our customer obtains control of the product or service, with the majority of our revenue being recognized over time including goods produced under contract manufacturing agreements and services revenue. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of our contracts have a single performance obligation. Revenue is recorded net of returns, allowances and customer discounts. Our net sales for services were less than 10% of our total sales for all periods presented, and accordingly, are included in net sales in the Consolidated Statements of Operations and Comprehensive Loss. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

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

Advertising

Advertising costs are charged to operations as incurred. The total amount charged to expense was $42 and $101 for the years ended December 31, 2020 and 2019, respectively.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Incentive Compensation

We use a Black-Scholes option-pricing model to determine the grant date fair value of our incentive awards and recognize the expense on a straight-line basis over the vesting period. See Note 8 for additional information.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Dilutive net income (loss) per common share assumes the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding, unless their effect is antidilutive. There were no dilutive shares in the years ended 2020 or 2019 due to the net loss.

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

Level 3: Unobservable inputs for the asset or liability, reflecting the reporting entity’s own assumptions about the assumptions that market participants would use in pricing

Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. We endeavor to use the best available information in measuring fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We utilized a Level 3 valuation of in our testing of goodwill as of October 1, 2020. See Note 4, Goodwill and Intangible Assets, for more detail.

Enterprise-Wide Disclosures

Our results of operations for the years ended December 31, 2020 and 2019 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Export sales from our domestic operations represent approximately 2.1% and 3.1% of consolidated net sales for the years ended December 31, 2020 and 2019, respectively.

Net sales by our major EMS industry markets for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Medical	$55,098	$62,612
Aerospace and Defense	20,624	18,207
Industrial	28,384	35,514
Total Net Sales	$104,106	$116,333

Noncurrent assets, excluding deferred taxes, by country are as follows:

	United States	Mexico	China	Total
December 31, 2020
Property and equipment, net	$5,057	$681	$688	$6,426
Operating Lease Assets	$5,574	3,117	307	$8,998
Other assets	$1,173	-	-	$1,173

December 31, 2019
Property and equipment, net	$8,024	$961	$596	$9,581
Operating Lease Assets	$1,213	3,425	189	$4,827
Other assets	$3,718	-	-	$3,718

Foreign Currency Transactions

The functional currency for our Mexico subsidiary is the US dollar. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense). The functional currency for our China subsidiary is the Renminbi (“RMB”). Assets and liabilities of the China operation are translated from RMB into U.S. dollars at period-end rates, while income and expense are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive loss within shareholders’ equity. The total foreign currency translation adjustment increased shareholders’ equity by $220, from an accumulated foreign currency translation loss of $257 as of December 31, 2019 to an accumulated foreign currency translation loss of $37 as of December 31, 2020.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statements of Operations. Net foreign currency transaction losses included in the determination of net earnings was $32 and $11 for the years ended December 31, 2020 and 2019, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Liquidity and Capital Resources

Our 2020 sales and shipment backlog were impacted by the ongoing COVID-19 pandemic. Due to the inherent uncertainty of this evolving situation, we are unable at this time to predict the likely impact of the COVID-19 pandemic on our future operations which has led to indicators of an inability to continue as a going concern. However, these indicators have been mitigated by our focus on reducing costs, minimizing capital expenditures, and managing working capital. In addition, we believe that cash provided by operations, funds available under the credit agreement with Bank of America, N.A. (BofA), funds available under a Promissory Note with BofA (“Promissory Note”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, funds received from our sales leaseback transaction and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations for at least the next 12 months from the financial statement release date.

Recently Issued Accounting Standards

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

Our largest customer has two divisions that together accounted for 20% or more of our net sales during the year ended December 31, 2020 and 2019. One division accounted for approximately 21.2% and 19.9% of net division sales for the years ended December 31, 2020 and 2019, respectively. The second division accounted for approximately 2.2% and 2.6% of net division sales for the years ended December 31, 2020 and 2019, respectively. Together they accounted for approximately for 23.4% and 22.5% of net sales for the years ended December 31, 2020 and 2019, respectively. Accounts receivable from the customer at December 31, 2020 and 2019 represented 19.6% and 35.6% of our total accounts receivable, respectively.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 84% and 90% of our revenue for the years ended December 31, 2020 and 2019, respectively. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Contract Assets

Contract assets, recorded as such in the Consolidated Balance Sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the years ended December 31, 2020 and 2019 was as follows:

Outstanding at January 1, 2019	$6,431
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(5,180)
Product transferred over time	6,408
Outstanding at December 31, 2019	7,659
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(6,795)
Product transferred over time	5,035
Outstanding at December 31, 2020	$5,899

We expect substantially all of the remaining performance obligations for the contract assets recorded as of December 31, 2020, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the years ended December 31, 2020 and 2019:

	Year Ending December 31, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$45,694	$6,398	$3,006	$55,098
Aerospace and Defense	18,948	454	1,222	20,624
Industrial	22,451	4,444	1,489	28,384
Total net sales	$87,093	$11,296	$5,717	$104,106

	Year Ending December 31, 2019
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$56,760	$3,021	$2,831	$62,612
Aerospace and Defense	16,892	462	853	18,207
Industrial	30,802	3,144	1,568	35,514
Total net sales	$104,454	$6,627	$5,252	$116,333

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

We evaluate the value of our goodwill annually as of October 1st or more frequently such as when events or changes in circumstances indicate there may be an impairment. We test for impairment at the reporting unit level, which we had two reporting unit as of December 31, 2019 (Devicix and EMS) and one reporting unit (Nortech) at December 31, 2020. All of our goodwill was derived from our acquisition of the Devicix business in 2015 which was fully consolidated and managed in our Nortech (EMS) reporting unit as of October 1, 2020.

We determined that we had a single reporting unit at October 1, 2020 as a result of fully integrating our former Devicix acquisition into our EMS operations which included consolidating the financial reporting and management decision making to the single reporting unit and operating as a single business. As a result, we tested goodwill for impairment at the Nortech reporting unit as of October 1, 2020.

In determining the nonrecurring fair value measurements of goodwill, we utilized a discounted cash flow approach. Our discounted cash flow model includes assumptions related to our product revenue, gross margins, operating margins and other assumptions along with a weighted average cost of capital that is a combination of the risk free rate coupled with our company specific risk premium.

In our goodwill impairment test as of October 1, 2020, we concluded that goodwill was impaired due to a significant reduction of results from operations during the fourth quarter of 2020 that was more than expected suggesting a greater impact of the COVID-19 pandemic and took a $2,375 impairment loss, which fully impaired our remaining goodwill. We determined there was no impairment of goodwill during the year ended December 31, 2019. The cumulative goodwill impairment loss is $3,283 and $908 as of December 31, 2020 and 2019, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Other Intangible Assets

Finite life intangible assets at December 31, 2020 and 2019 are as follows:

	December 31, 2020
		Gross	Accumulated	Net Book
		Carrying	Amortization	Value
	Years	Amount	Amount	Amount
Customer Relationships	9	$1,302	$795	$507
Intellectual Property	3	100	100	-
Trade Names	20	814	225	589
Other	7	77	-	77
Totals		$2,293	$1,120	$1,173

	December 31, 2019
		Gross	Accumulated	Net Book
		Carrying	Amortization	Value
	Years	Amount	Amount	Amount
Customer Relationships	9	$1,302	$651	$651
Intellectual Property	3	100	95	5
Trade Names	20	814	183	631
Other	7	56	-	56
Totals		$2,272	$929	$1,343

Amortization of finite life intangible assets was $191 and $219 for the years ended December 31, 2020 and 2019, respectively.

Estimated future annual amortization expense (except projects in process) related to these assets is approximately as follows:

Year	Amount
2021	$185
2022	185
2023	185
2024	113
2025	41
Thereafter	387
Total	$1,096

In the fourth quarter of 2020, we evaluated that there was a trigger event, largely driven by the ongoing impact of COVID-19, that indicated that the carrying amount of our long-lived assets may not be recoverable. We performed the recoverability test of our undiscounted cash flow forecast over the life of our primary asset and determined there was no impairment. We completed our qualitative assessment of our long lived assets as of December 31, 2019 and concluded it is more likely than not that our finite-lived intangible and other long lived assets were not impaired.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 5. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2022. The credit arrangement also has a $5,000 real estate term note outstanding with a maturity date of June 15, 2022.

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 4.0% and 5.5% as of December 31, 2020 and 2019, respectively. We had borrowings on our line of credit of $3,328 and $10,088 outstanding as of December 31, 2020 and December 31, 2019, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

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

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2020 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days due to amendment to our agreement dated in December of 2020. The Company met the covenants for the period ended December 31, 2020.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At December 31, 2020 and 2019, we had unused availability under our line of credit of $8,131 and $4,148, respectively, supported by our borrowing base. The line is secured by substantially all of our assets.

On April 15, 2020, we entered into the Promissory Note, which provides for an unsecured loan of $6,077 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which funds were received on April 22, 2020. The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 10 months after the end of the Promissory Note covered period (which is defined as 24 weeks after the date of the loan) and we can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the Cares Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis.

In the second quarter of 2019, our China operations entered into a line of credit arrangement with China Construction Bank which provides for a line of credit arrangement of 6,000,000 Renminbi (RMB), approximately $860, that will expire on April 3, 2021. This line of credit bears an interest rate of 6% and we had no amounts outstanding as of both December 31, 2020 and 2019.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Long-term debt balances at December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Term note payable - Bank of America
Real estate term note bearing interest at one-month LIBOR + 2.25% (4.3% and 4.1% as of December 31, 2020 and 2019, respectively) maturing June 15, 2022 with monthly payments of approximately $41,000 plus interest secured by substantially all assets.	$1,071	$3,755

Promissory Note	6,077	-

	7,148	3,755
Debt issuance Costs	(79)	(132)
Total long-term debt	7,069	3,623
Current maturities of long-term debt	(1,204)	(444)
Long-term debt - net of current maturities	$5,865	$3,179

Future maturity requirements for long-term debt outstanding as of December 31, 2020, are as follows:

Years Ending December 31,	Amount
2021	1,204
2022	5,944
Total	$7,148

NOTE 6. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At December 31, 2020, we do not have material lease commitments that have not commenced.

We have financing leases for certain property and equipment used in the normal course of business.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The components of lease expense were as follows:

	December 31,	December 31,
Lease Cost	2020	2019
Operating lease cost	$1,643	$1,014
Finance lease interest cost	102	69
Finance lease amortization expense	637	306
Total lease cost	$2,382	$1,389

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$8,998	$4,827
Finance lease assets	Property, Plant and Equipment	2,330	2,447
Total leased assets		$11,328	$7,274

Liabilities
Current
Current operating lease liabilities	Current Portion of Operating Lease Obligations	$688	$858
Current finance lease liabilities	Current Portion of Finance Lease Obligations	660	557
Noncurrent
Long-term operating lease liabilities	Long Term Operating Lease Liabilities, Net	8,889	4,366
Long term finance lease liabilities	Long Term Finance Lease Obligations, Net	1,152	1,451
Total lease liabilities		$11,389	$7,232

Supplemental cash flow information related to leases was as follows:

	December 31,	December 31,
	2020	2019
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$1,058	$777
Right-of-use assets obtained in exchange for lease obligations	$4,999	$5,731

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The right-of use-assets obtained in exchange in for lease obligations in the year ended December 31, 2020 was largely due to the sale leaseback transaction we completed relating to the manufacturing facilities in Bemidji and Mankato, Minnesota.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2021	$1,388	$738	$2,126
2022	1,403	587	1,990
2023	1,406	333	1,739
2024	1,374	280	1,654
2025	1,205	29	1,234
Thereafter	8,282	-	8,282
Total lease payments	$15,058	$1,967	$17,025
Less: Interest	(5,481)	(155)	(5,636)
Present value of lease liabilities	$9,577	$1,812	$11,389

The lease term and discount rate at December 31, 2020 were as follows:

Weighted-average remaining lease term (years)
Operating leases	10.7
Finance leases	3.1
Weighted-average discount rate
Operating leases	7.5%
Finance leases	5.2%

NOTE 7. INCOME TAXES

In December 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021. The Company evaluated these items in its tax computation as of December 31, 2020 and determined that the items do not have a material impact on the Company’s financial statements as of December 31, 2020. Additionally, as part of the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, the Company received a PPP loan that is anticipated to be forgiven. The PPP loan does not have an impact on the Company’s financial statements as of December 31, 2020 since forgiveness has not occurred. The PPP loan forgiveness will be treated as tax-exempt income when forgiven due to the provisions in the CAA.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The income tax expense for the years ended December 31, 2020 and 2019 consists of the following:

	2020	2019

Current taxes - Federal	$121	$248
Current taxes - State	24	11
Current taxes - Foreign	165	150
Deferred taxes - Foreign	-	-
Income tax expense	$310	$409

The statutory rate reconciliation for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Statutory Rate	$(259)	$(172)
State Income Tax	60	(29)
Effect of foreign operations	(18)	(23)
Uncertain tax benefits, including federal benefit for state reserves	-	44
Change in State Deferred Rate	(115)	-
Valuation allowance	101	790
US Permanent differences	5	36
Federal Tax Credits	(108)	(70)
Global Intangible Low-Taxed Income Effect	125	80
Return to provision - credits, perm diffs	4	(240)
Deferred Adjustment	-	(16)
Goodwill Impairment	499	-
Other	16	9
	$310	$409

Loss from operations before income taxes was derived from the following sources:

	2020	2019
Domestic	$(2,109)	$(1,512)
Foreign	873	693
	$(1,236)	$(819)

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Deferred tax (liabilities) assets at December 31, 2020 and 2019, consist of the following:

	2020	2019
Deferred Tax
Allowance for uncollectable accounts	$85	$79
Inventories reserve	531	348
Accrued vacation	115	112
Accrued bonus	57	171
Stock-based compensation and equity appreciation rights	78	62
Lease Accounting ASC 842 Lease Liability	1,405	1,230
Section 481(a) adjustment	798	716
Net operating loss carryforwards	82	97
Tax credit carryforwards	165	171
Unrealized Foreign Currency Gain	42	-
Other	5	7
Total	3,363	2,993
Valuation allowance	(1,504)	(1,403)
Deferred tax assets	1,859	1,590

Accumulated Other Comprehensive Income	(61)	-
Lease Accounting ASC 842 Lease Asset	(1,386)	(1,158)
Property and equipment	(412)	(432)
Deferred tax liabilities	(1,859)	(1,590)
Net deferred tax assets	$-	$-

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

We have concluded that a valuation allowance is needed for all our United States based deferred tax assets due to the cumulative net losses we have sustained in the past three years.  In analyzing the need for a valuation allowance, we considered our history of operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook and timing regarding when we might return to profitability.  After considering all available evidence both positive and negative, we concluded that the valuation allowance is needed for all our U.S. based deferred tax assets, no valuation allowance was placed on the foreign assets.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

At December 31, 2020, for U.S. state tax purposes, we have Minnesota R&D credit carryforwards of $190 and various state net operating loss carryforwards of $212 for Iowa, $326 for Minnesota, $586 for Wisconsin. The state credits and NOLs expire at various years starting in 2024; we have a valuation allowance related to these state credits and NOLs of $302.

The tax effects from an uncertain tax positions can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the years ended December 31, 2020 and 2019 (in thousands):

Balance at December 31, 2019	$44
Tax Positions - Additions	6
Tax Positions - Reductions	-
Balance at December 31, 2020	$50

Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2020 and 2019 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  As of December 31, 2020, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year 2017. Our tax year 2018 income tax return is currently under IRS audit.

NOTE 8. 401(K) RETIREMENT PLAN

We have a 401(k) profit sharing plan (the 401(k) Plan) for our employees. The 401(k) Plan is a defined contribution plan covering substantially all of our U.S. employees. Employees are eligible to participate in the Plan after completing three months of service and attaining the age of 18. Employees are allowed to contribute up to 60% of their wages to the 401(k) Plan. Historically we have matched 25% of the employees’ contributions up to 6% of covered compensation. We made contributions, net of forfeitures, of approximately $267 and $152 during the years ended December 31, 2020 and 2019, respectively.

NOTE 9. INCENTIVE PLANS

Stock Options

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 400,000 shares. There were 42,300 and 186,200 options granted during the years ended December 31, 2020 and 2019, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

A summary of option activity as of and for the years ended December 31, 2020 and 2019 as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2019	224,750	$3.44
Granted	186,200	4.31
Exercised	(2,250)	(3.20)
Cancelled	(36,500)	(3.66)
Outstanding – December 31, 2019	372,200	$3.85	8.57	$379
Granted	42,300	4.34
Exercised	(14,133)	(3.78)
Cancelled	(37,727)	(3.37)
Outstanding – December 31, 2020	362,640	$3.96	7.78	$1,164
Exercisable on December 31, 2020	150,840	$3.61	7.09	$537

There were 14,133 options exercised during the year ended December 31, 2020 and 2,250 options exercised during the year ended December 31, 2019. Total compensation expense related to stock options for the years ended December 31, 2020 and 2019 was $68 and $268, respectively. As of December 31, 2020, there was $335 of unrecognized compensation which will vest over the next 2.4 years.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

During the year-ended December 31, 2020, no Units were granted. During the year-ended December 31, 2019, we granted a total of 100,000 Units with a vesting date of December 31, 2021.

Total compensation expense related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $108 and $0 for the years ended December 31, 2020 and 2019, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

Stock Repurchase Plan

In August 2018, the Board of Directors approved a $250 share repurchase program. Under this repurchase program, we repurchased 32,769 shares totaling $133 commissions and fees during the year ended December 31, 2019. As of December 31, 2019, this share repurchase plan expired. We did not repurchase any shares in the year ended December 31, 2020 and no additional share repurchase programs were approved.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The full extent to which COVID-19 has and will continue to directly or indirectly impact our business, financial condition and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. The ultimate impact of COVID-19 depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, we are unable to estimate the extent to which COVID-19 will negatively impact our financial results or liquidity.

We will continue to assess the potential impact of the COVID-19 pandemic on our business, financial condition, and results of operations. We actively manage our cash and working capital to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

NOTE 11. RELATED PARTY TRANSACTIONS

During fiscal years ended December 31, 2020 and 2019 we did business with Printed Circuits, Inc. which is 90% owned by the Kunin family, of which, owns a majority of our stock.  We made payments to Printed Circuits, Inc. totaling $28 and $131 in the years ended December 31, 2020 and 2019, respectively.  The Company believes that these transactions are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman is a minority owner of Abilitech Medical, Inc.  Mr. Kunin also was a consultant to Abilitech, which relationship ended on March 1, 2021.  During 2020, Mr. Kunin earned $16 as a consultant to Abilitech. In 2020, Abilitech paid the Company $1,095 and in 2019, Abilitech paid the Company $537 for delivery of medical products. The Company believes that transactions with Abilitech are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

NOTE 12. SUBSEQUENT EVENT

We entered into an agreement on February 23, 2021 with a third-party agent to sell our facility in Merrifield, MN and some related assets. We expect the sale to close in the second quarter of 2021 near the carrying value of the assets, however a sale transaction and the expected sale value is not guaranteed.

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework of 2013. Based on our assessment, we concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of the Registrant will be included in the Registrant's  proxy statement relating to its Annual Meeting of Shareholders to be held May 13, 2021 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The company has adopted a code of conduct applicable to all officers, directors, and employees. A copy of this code of conduct will be provided to any person, without charge, upon request from Nortech c/o Chief Financial Officer 7550 Meridian Circle N # 150, Maple Grove, MN 55369.

Item 11. Executive Compensation

Information regarding executive compensation of the Registrant will be included in the Registrant's  proxy statement relating to its Annual Meeting of Shareholders to be held May 13, 2021 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's  proxy statement relating to its Annual Meeting of Shareholders to be held May 13, 2021 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant's  proxy statement relating to its Annual Meeting of Shareholders to be held May 13, 2021 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2020.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)

Equity compensation plans approved by security holders	206,840	$4.35	143,160

Equity compensation plans not approved by security holders	-	-	-

Total	206,840	$4.35	143,160

(1) Represents common shares issuable upon the exercise of outstanding options granted under the 2018 Incentive Compensation Plan (the 2018 Plan).

(2) Represents common shares remaining available for issuance under the 2018 Plan of 143,160.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Registrant's  proxy statement relating to its Annual Meeting of Shareholders to be held May 13, 2021 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Registrant's  proxy statement relating to its Annual Meeting of Shareholders to be held May 13, 2021 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

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

3.   The following exhibits are incorporated herein by reference:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed July 16, 1996 (File No. 333-00888)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on March 19, 2020)

10.1	Amendment dated November 5, 2014 to Employment Agreement with Michael Degen (incorporated by reference to Exhibit 99.1 to Form 8-K filed November 7, 2014)**

10.2	Restated Equity Appreciation Rights Plan dated March 11, 2015 (incorporated by reference to Appendix A to Definitive Proxy Statement filed March 24, 2015)**

10.3	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)

10.4	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 21, 2016).

10.5	2017 Stock Incentive Plan approved by shareholders May 3, 2017 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed March 22, 2017).**

10.6	Amended and Restated Employment Agreement with Richard Wasielewski dated May 15, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 19, 2017).**

10.7	Loan and Security Agreement with Bank of America N.A. dated June 15, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 21, 2017)

10.8	First Amendment dated December 29, 2017 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 8, 2018)

10.9	Lease Agreement dated February 21, 2018 by and between Manufacturing Assembly Solutions of Monterrey, Inc., a wholly owned Mexican subsidiary of the Company, and OPERADORA STIVA, S.A. DE C.V. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 27, 2018)

10.10	Amendment to the Amended and Restated Employment Agreement with Richard Wasielewski dated December 19, 2018 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 21, 2018).**

10.11	Employment Agreement with Jay D. Miller dated February 27, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 20, 2019).**

10.12	Second Amendment dated August 13, 2019 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2019).

10.13	Employment Agreement with John Lindeen dated September 9, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2019)

10.14	Employment Agreement with Curtis Steichen dated September 17, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 18, 2019).**

10.15	Third Amendment dated November 12, 2019 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 12, 2019).

10.16	First Amendment to Lease Agreement dated September 17, 2018 between the Company and AR Meridian Circle Owner, LLC, as successor to LSOP 3 MN 3, LLC (incorporated by reference to Exhibit 10.21 to Form 10-K filed March 19, 2020).

10.17	Purchase and Sale Agreement between the Company and Essjay Investment Company, LLC dated June 24, 2020 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 11, 2020)

10.18	Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Bemidji facility (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 1, 2020)

10.19	Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Mankato facility (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 1, 2020)

10.20	Fourth Amendment dated August __,2020 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.3 to Form 8-K filed September 1, 2020).

10.21	Employment Agreement with Christopher D. Jones dated November 2, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 6, 2020).**

10.22	First Amendment to Employment Agreement with Jay Miller dated November 11, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 12, 2020).**

21	Subsidiaries of Nortech Systems Incorporated*

23	Consent of Baker Tilly US, LLP*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Financial statements from the annual report on Form 10-K for the year ended December 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

*	Filed electronically herewith.
**	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated

Registrant

By:	/s/ Jay D. Miller	March 23, 2021
Jay D. Miller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jay D. Miller	March 23, 2021
Jay D. Miller
President and Chief Executive Officer (principal executive officer) and Director

By:	/s/ Christopher D. Jones	March 23, 2021
Christopher D. Jones
Chief Financial Officer (principal financial and accounting officer)

By:	/s/ David B. Kunin	March 23, 2021
David B. Kunin, Chairman and Director

By:	/s/ Kathleen P. Iverson	March 23, 2021
Kathleen P. Iverson, Director

By:	/s/ Ryan P. McManus	March 23, 2021
Ryan P. McManus, Director

By:	/s/ Steven J. Rosenstone	March 23, 2021
Steven J. Rosenstone, Director

By:	/s/ Philip I. Smith	March 23, 2021
Philip I. Smith, Director

By:	/s/ Dan Sachs	March 23, 2021
Dan Sachs, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed July 16, 1996 (File No. 333-00888)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on April 1, 2019)

10.1	Amendment dated November 5, 2014 to Employment Agreement with Michael Degen (incorporated by reference to Exhibit 99.1 to Form 8-K filed November 7, 2014)**

10.2	Restated Equity Appreciation Rights Plan dated March 11, 2015 (incorporated by reference to Appendix A to Definitive Proxy Statement filed March 24, 2015)**

10.3	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)

10.4	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 21, 2016).

10.5	2017 Stock Incentive Plan approved by shareholders May 3, 2017 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed March 22, 2017).**

10.6	Amended and Restated Employment Agreement with Richard Wasielewski dated May 15, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 19, 2017).**

10.7	Loan and Security Agreement with Bank of America N.A. dated June 15, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 21, 2017)

10.88	First Amendment dated December 29, 2017 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 8, 2018)

10.9	Lease Agreement dated February 21, 2018 by and between Manufacturing Assembly Solutions of Monterrey, Inc., a wholly owned Mexican subsidiary of the Company, and OPERADORA STIVA, S.A. DE C.V. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 27, 2018)

10.10	Amendment to the Amended and Restated Employment Agreement with Richard Wasielewski dated December 19, 2018 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 21, 2018).**

10.11	Employment Agreement with Jay D. Miller dated February 27, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 20, 2019).**

10.12	Second Amendment dated August 13, 2019 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2019).

10.13	Employment Agreement with John Lindeen dated September 9, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2019)

10.14	Employment Agreement with Curtis Steichen dated September 17, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 18, 2019).**

10.15	Third Amendment dated November 12, 2019 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 12, 2019).

10.16	First Amendment to Lease Agreement dated September 17, 2018 between the Company and AR Meridian Circle Owner, LLC, as successor to LSOP 3 MN 3, LLC. *

10.17	Purchase and Sale Agreement between the Company and Essjay Investment Company, LLC dated June 24, 2020 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 11, 2020)

10.18	Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Bemidji facility (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 1, 2020)

10.19	Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Mankato facility (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 1, 2020)

10.20	Fourth Amendment dated August __,2020 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.3 to Form 8-K filed September 1, 2020).

10.21	Employment Agreement with Christopher D. Jones dated November 2, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 6, 2020).**

10.22	First Amendment to Employment Agreement with Jay Miller dated November 11, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 12, 2020).**

21	Subsidiaries of Nortech Systems Incorporated*

23	Consent of Baker Tilly US, LLP*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Financial statements from the annual report on Form 10-K for the year ended December 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

*	Filed electronically herewith.

**	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.