Form 10-Q
period 2021-03-31
NORTECH SYSTEMS INC
filed 2021-05-14
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares of $.01 par value common stock outstanding at May 7, 2021 was 2,660,330.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020

Net Sales	$22,072	$27,440

Cost of Goods Sold	20,511	24,435

Gross Profit	1,561	3,005

Operating Expenses
Selling Expenses	721	621
General and Administrative Expenses	2,796	1,993
Restructuring Charges	219	-
Total Operating Expenses	3,736	2,614

Income (Loss) From Operations	(2,175)	391

Other Expense
Interest Expense	(86)	(224)

Income (Loss) Before Income Taxes	(2,261)	167

Income Tax Expense (Benefit)	(707)	30

Net Income (Loss)	$(1,554)	$137

Net Income (Loss) Per Common Share:

Basic (in dollars per share)	$(0.85)	$0.06
Weighted Average Number of Common Shares Outstanding - Basic (in shares)	2,659,132	2,657,530

Diluted (in dollars per share)	$(0.85)	$0.06
Weighted Average Number of Common Shares Outstanding - Diluted (in shares)	2,659,132	2,668,590

Other comprehensive income (loss)
Foreign currency translation	(34)	(61)
Comprehensive income (loss), net of tax	$(1,588)	$76

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31,	DECEMBER 31,
	2021	2020(1)
	(Unaudited)
ASSETS
Current Assets
Cash	$384	$352
Restricted Cash	598	3,212
Accounts Receivable, less allowances of $722 and $343	12,507	15,625
Inventories, net	17,079	13,917
Contract Assets	6,677	5,899
Income Taxes Receivable	1,343	547
Prepaid Expenses and Other Current Assets	1,784	1,485
Total Current Assets	40,372	41,037

Property and Equipment, Net	5,920	6,426
Assets Held For Sale	442	-
Operating Lease Assets	9,594	8,998
Other Intangible Assets, Net	1,172	1,173
Total Assets	$57,500	$57,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Maturities of Long-Term Debt	$1,964	$1,204
Current Portion of Finance Lease Obligations	671	660
Current Portion of Operating Lease Obligations	972	688
Accounts Payable	13,006	11,239
Accrued Payroll and Commissions	3,591	2,870
Other Accrued Liabilities	2,490	2,875
Total Current Liabilities	22,694	19,536

Long-Term Liabilities
Long Term Line of Credit	2,200	3,328
Long-Term Debt, Net of Current Maturities	4,995	5,865
Long Term Finance Lease Obligations, Net	979	1,152
Long-Term Operating Lease Obligations, Net	9,250	8,889
Other Long-Term Liabilities	231	146
Total Long-Term Liabilities	17,655	19,380

Total Liabilities	40,349	38,916

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,660,330 and 2,659,628 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	15,837	15,816
Accumulated Other Comprehensive Loss	(71)	(37)
Retained Earnings	1,108	2,662
Total Shareholders' Equity	17,151	18,718
Total Liabilities and Shareholders' Equity	$57,500	$57,634

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

(1) The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
Cash Flows From Operating Activities
Net Income (Loss)	$(1,554)	$137
Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided by (Used In) Operating Activities
Depreciation and Amortization	477	567
Compensation on Stock-Based Awards	21	39
Compensation on Equity Appreciation Rights	13	-
Loss on Held for Sale	28	-
Loss on Disposal of Property, Equipment, and Intangibles	31	-
Change in Accounts Receivable Allowance	379	(10)
Change in Inventory Reserves	(394)	93
Changes in Operating Assets and Liabilities: Changes in Current Operating Items
Accounts Receivable	2,732	(1,644)
Inventories	(2,777)	(1,165)
Contract Assets	(778)	885
Prepaid Expenses and Other Current Assets	(299)	11
Income Taxes	(796)	(88)
Accounts Payable	1,553	2,336
Accrued Payroll and Commissions	721	(691)
Other Accrued Liabilities	(253)	(4)
Net Cash (Used in) Provided by Operating Activities	(896)	466
Cash Flows from Investing Activities
Purchases of Intangible Asset	(64)	(6)
Purchases of Property and Equipment	(208)	(65)
Net Cash Used in Investing Activities	(272)	(71)
Cash Flows from Financing Activities
Net Change in Line of Credit	(1,128)	167
Principal Payments on Long-Term Debt	(125)	(124)
Principal Payments on Financing Leases	(162)	(123)
Net Cash Used in Financing Activities	(1,415)	(80)

Effect of Exchange Rate Changes on Cash	1	(1)
Net Change in Cash	(2,582)	314
Cash - Beginning of Period	3,564	660
Cash - Ending of Period	$982	$974

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets
Cash	$384	$730
Restricted Cash	598	244
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$982	$974

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$59	$222
Cash Paid During the Period for Income Taxes	97	40
Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	214	23
Property Acquired under Operating Lease	858	-
Equipment Acquired under Finance Lease	-	262

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)

				Accumulated
			Additional	Other	Retained	Total Shareholders'
	Preferred	Common	Paid-In	Comprehensive	Income	Equity

BALANCE DECEMBER 31, 2019	$250	$27	$15,748	$(257)	$4,208	$19,976
Net Income	-	-	-	-	137	137
Foreign currency translation adjustment	-	-	-	(61)	-	(61)
Compensation on stock-based awards	-	-	39	-	-	39

BALANCE MARCH 31, 2020	$250	$27	$15,787	$(318)	$4,345	$20,091

BALANCE DECEMBER 31, 2020	$250	$27	$15,816	$(37)	$2,662	$18,718
Net Loss	-	-	-	-	(1,554)	(1,554)
Foreign currency translation adjustment	-	-	-	(34)	-	(34)
Compensation on stock-based awards	-	-	21	-	-	21

BALANCE MARCH 31, 2021	$250	$27	$15,837	$(71)	$1,108	$17,151

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the interim periods have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Stock-Based Awards

Following is the status of all stock options as of March 31, 2021:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2021	362,640	$3.96
Granted	-	-
Exercised	(1,000)	3.70
Cancelled	(6,140)	3.40
Outstanding - March 31, 2021	355,500	$3.97	7.52	$821
Exercisable - March 31, 2021	173,700	$3.77	6.99	$437

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 400,000 shares, an additional 50,000 shares were authorized in March 2020. There were no stock options granted during the three months ended March 31, 2021.

Total compensation expense was $21 and $39 for the three ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $308 of unrecognized compensation which will vest over the next 2.15 years.

In November 2010, the Board of Directors adopted the Nortech Systems Incorporated Equity Appreciation Rights Plan (“2010 Plan”). The total number of Equity Appreciation Right Units (“Units”) that can be issued under the 2010 Plan shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015. During the three months ended March 31, 2020, there were no units granted. There were no units granted during the three months ended March 31, 2021.

Net Income (Loss) per Common Share

For the three months ended March 31, 2021, all stock options are deemed to be antidilutive as there was a net loss and, therefore, were not included in the computation of income per common share amount. For the three months ended March 31, 2020 there were 2,668,590 diluted shares with $0.05 earnings per diluted share.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The March 31, 2021 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day. As of March 31, 2021, we had no outstanding letters of credit.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Trade accounts receivable have been reduced by an allowance for doubtful accounts of $722 at March 31, 2021 and $343 at December 31, 2020.

Inventories

Inventories are stated at the lower of cost (average cost method) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows:

	March 31,	December 31,
	2021	2020
Raw Materials	$17,235	$14,865
Work in Process	1,143	969
Finished Goods	465	242
Reserves	(1,764)	(2,159)

Total	$17,079	$13,917

Other Intangible Assets

Other intangible assets at March 31, 2021 and December 31, 2020 are as follows:

		March 31, 2021
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$832	$470
Intellectual Property	3	100	100	-
Trade Names	20	814	234	580
Patents	7	122	-	122
Totals		$2,338	$1,166	$1,172

		December 31, 2020
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$795	$507
Intellectual Property	3	100	100	-
Trade Names	20	814	225	589
Patents	7	77	-	77
Totals		$2,293	$1,120	$1,173

Amortization expense for the three months ended March 31, 2021 and 2020 was $46 and $51, respectively.

Estimated future annual amortization expense (not including patents) related to these assets is approximately as follows:

Year	Amount
Remainder of 2021	$139
2022	185
2023	185
2024	113
2025	41
Thereafter	387
Total	$1,050

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

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $982 in cash at March 31, 2021, approximately $369 was held at banks located in China. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three month period ended and March 31, 2021 and 2020. One division accounted for approximately 25% and 24% of net sales for the three March 31, 2021 and 2020, respectively. The other division accounted for approximately 4% of net sales for the three month period ended March 31, 2021, and approximately 2% net sales for the three month period ended March 31, 2020. Together they accounted for approximately 29% and 26% of net sales for the three March 31, 2021 and 2020, respectively. Accounts receivable from the customer at March 31, 2021 and December 31, 2020 represented approximately 23% and 20% of our total accounts receivable, respectively. Another customer’s accounts receivable represented 13% and 10% as of March 31, 2021 and December 31, 2020, respectively.

Export sales represented approximately 4% and 3% of net sales for the three months ended March 31, 2021 and 2020, respectively.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 75% and 88% of our revenue for both the three months ended March 31, 2021 and 2020, respectively. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheets, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the three months ended March 31, 2021 was as follows (in thousands):

Three Months Ended March 31, 2021
Outstanding at January 1, 2021	$5,899
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(4,331)
Product transferred over time	5,109
Outstanding at March 31, 2021	$6,677

We expect substantially all the remaining performance obligations for the contract assets recorded as of March 31, 2021, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the three ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$8,959	$2,893	$490	$12,342
Industrial	4,630	1,336	252	6,218
Aerospace and Defense	3,064	262	186	3,512
Total net sales	$16,653	$4,491	$928	$22,072

	Three Months Ended March 31, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$13,703	$1,061	$697	$15,461
Industrial	6,016	970	323	7,309
Aerospace and Defense	4,317	134	219	4,670
Total net sales	$24,036	$2,165	$1,239	$27,440

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017, which was amended five separate occasions on December 29, 2017, August 13, 2019, November 12, 2019, August 27, 2020, and December 1, 2020 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2022. The credit arrangement also has a $5,000 real estate term note outstanding with a maturity date of June 15, 2022.

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 3.6% and 4.0% as of March 31, 2021 and December 31, 2020, respectively. We had borrowings on our line of credit of $2,200 and $3,328 outstanding as of March 31, 2021 and December 31, 2020, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

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

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2020 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days due to amendment to our agreement dated in December of 2020. The Company met the covenants for the period ended March 31, 2021.

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

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At March 31, 2021, we had unused availability under our line of credit of $7,558, supported by our borrowing base. The line is secured by substantially all of our assets.

Long-term debt at March 31, 2021 and December 30, 2020 consisted of following:

	March 31,	December 31,
	2021	2020
Real estate term notes bearing interest at one-month LIBOR + 2.00% (2.25% and 4.3% as of March 31, 2021 and December 31, 2020, respectively) maturing June 15, 2022 with monthly payments of approximately $41 plus interest secured by substantially all assets.	$946	$1,071

Promissory Note	6,077	6,077

	7,023	7,148
Debt issuance Costs	(64)	(79)
Total long-term debt	6,959	7,069
Current maturities of long-term debt	(1,964)	(1,204)
Long-term debt - net of current maturities	$4,995	$5,865

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At March 31, 2021, we do not have material lease commitments that have not commenced.

The components of lease expense were as follows:

	March 31,	March 31,
Lease Cost	2021	2020
Operating lease cost	$531	$357
Finance lease interest cost	23	22
Finance lease amortization expense	163	152
Total lease cost	$717	$531

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$9,594	$8,998
Finance lease assets	Property, Plant and Equipment	2,167	2,330
Total leased assets		$11,761	$11,328

Liabilities
Current
Current operating lease liabilities	Current Portion of Operating Lease Obligations	$972	$688
Current finance lease liabilities	Current Portion of Finance Lease Obligations	671	660
Noncurrent
Long-term operating lease liabilities	Long Term Operating Lease Liabilities, Net	9,250	8,889
Long term finance lease liabilities	Long Term Finance Lease Obligations, Net	979	1,152
Total lease liabilities		$11,872	$11,389

Supplemental cash flow information related to leases was as follows:

	March 31,	March 31,
	2021	2020
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$357	$210
Right-of-use assets obtained in exchange for lease obligations	$858	$-

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
Remaining 2021	$1,288	$554	$1,842
2022	1,727	587	2,314
2023	1,730	333	2,063
2024	1,407	280	1,687
2025	1,205	29	1,234
Thereafter	8,284	-	8,284
Total lease payments	$15,641	$1,783	$17,424
Less: Interest	(5,419)	(133)	(5,552)
Present value of lease liabilities	$10,222	$1,650	$11,872

The lease term and discount rate at March 31, 2021 were as follows:

Weighted-average remaining lease term (years)
Operating leases	9.9
Finance leases	3.2
Weighted-average discount rate
Operating leases	7.7%
Finance leases	5.2%

NOTE 6. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three months ended March 31, 2021 and 2020 was 31% and 18%, respectively.

On March 11, 2021, the American Rescue Plan Act (“ARPA”) was signed and includes several provisions, such as measures that extend and expand the Employee Retention Credit (“ERC”), previously enacted under the Coronavirus Aid, Relief and Economic Security Act, through December 31, 2021. Companies who have received PPP are not precluded from this program. We are still in the process of reviewing but believe we meet the criteria for revenue reduction and the number of monthly average employees, which qualifies us for the credit. For the three months ended March 31, 2021, we did not record a benefit related to the ERC. We plan to apply for the credit, however we are still completing the computation. This is not tax deductible and is thus included in our calculation of the 2021 tax rate.

NOTE 7. RESTRUCTURING CHARGES

During the first quarter of 2021, we recorded restructuring charges of $219 related to the consolidation of our production facilities and closure of our Merrifield, Minnesota facility. With the Merrifiled closure, we are shifting wire and cable assembly, system-level assembly and printed circuit board (PCB) manufacturing to Nortech’s other Minnesota locations. No amounts were accrued for the period ended March 31, 2021. We reduced our workforce by approximately 42 employees as a result of this facility closure. As of March 31, 2021, this closure did qualify for held for sale accounting. Loss on held for sale assets, relating to write downs to fair value, was $28 during the three months ended March 31, 2021.

NOTE 8. RELATED PARTY TRANSACTIONS

During three months ended March 31, 2021, we did business with Printed Circuits, Inc. which is 90% owned by the Kunin family, of which, owns a majority of our stock. We had payments totaling $20 and $14 during the three months ended March 31, 2021 and 2020, respectively to Printed Circuits, Inc. The Company believes that these transactions are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a minority owner of Abilitech Medical, Inc. Mr. Kunin also was a consultant to Abilitech, which relationship ended on March 1, 2021. During 2020, Mr. Kunin earned $16 as a consultant to Abilitech. In the three months ended March 31, 2021 and 2020, Abilitech paid the Company $268 and $175, respectively, for delivery of medical products. The Company believes that transactions with Abilitech are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a small minority owner (less than 10%) of Marpe Technologies, LTD an early stage medical device company dedicated to the early detection of skin cancer through full body scanners.  Mr. Kunin is also a member of the Board of Directors of Marpe Technologies.  The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”).  The parties were successful in receiving approval for a $1,000,000 conditional grant.  The Company and Marpe Technologies will each receive $500,000 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500,000 to match grant funds from the BIRD Foundation.  The Company will meet its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the contribution will not exceed $500,000.  The Company will receive a 10 year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recoup the value of services provided to Marpe for which is not fully paid.  The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. As of March 31, 2021, no expenses were incurred and the agreement between the Company and Marpe Technologies will become effective upon execution of the agreement among the BIRD Foundation, Marpe Technologies and the Company relating to the the conditional grant from the BIRD Foundation.

NOTE 9. SUBSEQUENT EVENT

We entered into an agreement on February 23, 2021 with a third-party agent to sell our facility in Merrifield, MN and some related assets. A liquidation auction was completed in April of 2021 for the Merrifield facility. We expect the sale to close in the second quarter of 2021 near the carrying value of the assets, however a sale transaction and the expected sale value is not guaranteed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Maple Grove, Minnesota based leading provider of design and manufacturing solutions for complex electromechanical systems, assemblies and components. We primarily serve the medical device aerospace and defense, and industrial markets. Our design services span concept development to commercial design, and include software, electrical, mechanical, and biomedical engineering. Our manufacturing and supply chain capabilities are vertically integrated around electromedical systems, wire, cable and interconnect assemblies, printed circuit board assemblies, as well as system-level assembly, integration and final test. We maintain facilities in Bemidji, Blue Earth, Mankato, Merrifield, and Milaca, Minnesota; Monterrey, Mexico; and Suzhou, China. All of our facilities are certified to one or more of the ISO/AS standards, including 9001, AS9100 and 13485, with most having additional certifications based on the needs of the customers they serve.

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

We will continue to assess the current and potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations. We actively manage our cash and working capital to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

Facility Consolidation

To further improve operational efficiencies and lower overhead costs, the Company approved on August 7, 2020, the closure of our Merrifield, Minnesota, production facility, shifting wire and cable assembly, system-level assembly and printed circuit board (PCB) manufacturing to Nortech’s other Minnesota locations. The Merrifield production facility consolidation was completed in the first quarter of 2021 and impacted approximately 42 employees, who were offered positions at other Nortech facilities in Minnesota. We entered into an agreement on February 23, 2021 with a third-party agent to sell our facility in Merrifield, MN and some related assets. We expect the sale to close in the second quarter of 2021 near the carrying value of the assets, however a sale transaction and the expected sale value is not guaranteed. As of March 31, 2021, this closure did qualify for held for sale accounting.

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Net Sales	100.0%	100.0%
Cost of Goods Sold	92.9	89.0
Gross Profit	7.1	11.0

Selling Expenses	3.3	2.3
General and Administrative Expenses	12.7	7.3
Restructuring Charges	1.0	0.0
(Loss) Income from Operations	(9.9)	1.4

Interest Expense	(0.3)	(0.8)
(Loss) Income Before Income Taxes	(10.2)	0.6

Income Tax (Benefit) Expense	(3.2)	0.1
Net (Loss) Income	(7.0)%	0.5%

Net Sales

Net sales were $22.1 million in the first quarter of 2021, as compared to $27.4 million in the first quarter of the prior year, a decrease of $5.3 million or 19.6% that was driven primarily by the COVID-19 pandemic and the related supply chain shortages. Net sales results were varied by markets, the medical market decreased by $3.1 million or 20.2%. The industrial market sector decreased by $1.1 million or 14.9% in the first quarter of 2021 as compared to the same quarter of 2020. Net sales from the aerospace and defense markets decreased by $1.1 million or 24.8% in the first quarter of 2021 as compared to the first quarter of 2020.

Net sales by our major industry markets for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three months Ended March 31,
	2021	2020	%
	$	$	Change
Medical	12,342	15,461	(20.2)
Industrial	6,218	7,309	(14.9)
Aerospace and Defense	3,512	4,670	(24.8)
Total Net Sales	22,072	27,440	(19.6)

Net sales by timing of transfer of goods and services for the three ended March 31, 2021 is as follows (in thousands):

	Three Months Ended March 31, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$8,959	$2,893	$490	$12,342
Industrial	4,630	1,336	252	6,218
Aerospace and Defense	3,064	262	186	3,512
Total net sales	$16,653	$4,491	$928	$22,072

Net sales by timing of transfer of goods and services for the three ended March 31, 2020 is as follows (in thousands):

	Three Months Ended March 31, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$13,703	$1,061	$697	$15,461
Industrial	6,016	970	323	7,309
Aerospace and Defense	4,317	134	219	4,670
Total net sales	$24,036	$2,165	$1,239	$27,440

Backlog

Our 90-day shipment backlog as of March 31, 2021 was $31.1 million, a 28.3% increase from the beginning of the quarter and a 13.0% increase from March 31, 2020. Backlog for our medical customers has increased 27.4% from the beginning of the quarter and 10.7% from the prior year. Our industrial customers’ backlog increased 61.6% from the beginning of the quarter and 59.4% from the prior year. The aerospace and defense backlog decreased 7.6% from the beginning of the quarter and 25.3% from the prior year. Our backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be transferred within 180 days.

90-day shipment backlog by our major industry markets are as follows (in thousands):

	Shipment Backlog as of the Period Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Medical	$15,870	$12,454	$14,330
Industrial	10,123	6,263	6,352
Aerospace and Defense	5,087	5,508	6,812
Total 90-Day Backlog	$31,080	$24,225	$27,494

Our 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next. Our total shipment backlog was $62.8 million and $53.0 million for periods ended March 31, 2021 and March 31, 2020, respectively.

Gross Profit

Gross profit as a percent of net sales 7.1% and 11.0% for the three months ended March 31, 2021 and 2020, respectively. The decline in gross profit as a percent of sales was driven by lower sales on a fixed cost base in part due to the impact of COVID-19.

Selling Expense

Selling expenses for the three months ended March 31, 2021 and 2020 was $0.7 million or 3.3% of sales and $0.6 million or 2.3% of sales, respectively.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2021 and 2020, were $2.8 million or 12.7% of sales and $2.0 million or 7.3% of sales, respectively. This increase is due primarily to higher bad debt expense of $0.4 million and increased training expenses of $0.2 million.

Restructuring Charges

Restructuring charges for the three months ended March 31, 2021 was $0.2 million or 1.0% of sales. There were no restructuring charges for the three months ended March 31, 2020. The restructuring charges are due to the closure of the Merrifield facility.

Income (Loss) before Income Taxes

First quarter 2021 loss from operations was $2.3 million compared to income of $0.2 million for the first quarter in 2020.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three months ended March 31, 2021 and 2020 was 31% and 18%, respectively.

Net Income (Loss)

Net loss for the three months ended March 31, 2021 was $1.6 million or $0.58 per basic and diluted common share. Net income for the three months ended March 31, 2020 of $0.1 million or $0.05 per basic and diluted common share.

Liquidity and Capital Resources

Our 2020 and 2021 sales and shipment backlog were impacted by the ongoing COVID-19 pandemic and the related supply chain shortages. Due to the inherent uncertainty of this evolving situation, we are unable at this time to predict the likely impact of the COVID-19 pandemic on our future operations which has led to indicators of an inability to continue as a going concern. However, these indicators have been mitigated by our focus on reducing costs, minimizing capital expenditures, and managing working capital. In addition, we believe that cash provided by operations, funds available under the credit agreement with Bank of America, N.A. (BofA), funds received from our sales leaseback transaction and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.

Net cash used by operating activities for the three months ended March 31, 2021 was $0.9 million. The net loss in the three months ended March 31, 2021 negatively impacted operating cash flows.

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

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2020 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days due to amendment to our agreement dated in December of 2020. The Company met the covenants for the period ended March 31, 2021.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At March 31, 2021, we had outstanding advances of $2.2 million and we had unused availability under our line of credit of $7.6 million, supported by our borrowing base. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs.

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

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results could differ from these estimates.

Forward-Looking Statements

Those statements in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

♦	Volatility in the marketplace which may affect market supply, demand of our products or currency exchange rates;
♦	Supply chain disruption and unreliability due to COVID-19;
♦	Lack of supply of sufficient human resources to produce our products;
♦	Increased competition from within the EMS industry or the decision of OEMs to cease or limit outsourcing;
♦	Changes in the reliability and efficiency of our operating facilities or those of third parties;
♦	Increases in certain raw material costs such as copper and oil;
♦	Commodity and energy cost instability;
♦	Risks related to FDA noncompliance;
♦	The loss of a major customer;
♦	General economic, financial and business conditions that could affect our financial condition and results of operations;
♦	Increased or unanticipated costs related to compliance with securities and environmental regulation;
♦	Disruption of global or local information management systems due to natural disaster or cyber-security incident;
♦	Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus that affect our operations, our customers' operations or our suppliers' operations.

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

Please refer to forward-looking statements and risks as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

ITEM 1A. RISK FACTORS

We are affected by the risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended under the heading “Part I – Item 1A.Risk Factors.” There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2021, our share repurchase program has expired, and no additional amounts are available for repurchase.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1*	Fifth Amendment dated December 1, 2020 to Loan and Security Agreement between the Company and Bank of America, N.A.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

*Filed herewith

Signatures

-------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

--------------------------------------------------------

Date: May 14, 2021	by	/s/ Jay D. Miller

Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: May 14, 2021	by	/s/ Christopher D. Jones

Christopher D. Jones
Vice President and Chief Financial Officer
Nortech Systems Incorporated