Form 10-Q
period 2021-06-30
NORTECH SYSTEMS INC
filed 2021-08-12
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of shares of $.01 par value common stock outstanding at July 31, 2021 was 2,660,330.

PART

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020

Net Sales	$30,182	$26,461	$52,254	$53,901

Cost of Goods Sold	26,597	23,736	47,108	47,936

Gross Profit	3,585	2,725	5,146	5,965

Operating Expenses
Selling Expenses	571	730	1,292	1,351
General and Administrative Expenses	2,418	1,946	5,214	4,174
Research and Development	207	-	207	-
Restructuring	77	-	296	-
Gain on Sale of Assets	(94)	-	(94)	-
Total Operating Expenses	3,179	2,676	6,914	5,525

Income (Loss) From Operations	406	49	(1,769)	440

Other Expense
Interest Expense	(116)	(176)	(202)	(400)

Income (Loss) Before Income Taxes	290	(127)	(1,971)	40

Income Tax Expense (Benefit)	111	(4)	(596)	26

Net Income (Loss)	$179	$(123)	$(1,375)	$14

Net Income (Loss) Per Common Share - Basic	$0.07	$(0.05)	$(0.52)	$0.01

Weighted Average Number of Common Shares Outstanding - Basic	2,658,926	2,657,530	2,659,028	2,657,530

Net (Loss) Income Per Common Share - Diluted	$0.06	$(0.05)	$(0.52)	$0.01

Weighted Average Number of Common Shares Outstanding - Diluted	2,767,991	2,657,530	2,659,028	2,666,532

Other Comprehensive Income (Loss)
Foreign currency translation	58	19	24	(42)
Comprehensive Income (Loss), net of tax	$237	$(104)	$(1,351)	$(28)

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30,	DECEMBER 31,
	2021	2020(1)
	(Unaudited)
ASSETS
Current Assets
Cash	$661	$352
Restricted Cash	592	3,212
Accounts Receivable, less allowances of $459 and $343	16,670	15,625
Inventories, Net	18,301	13,917
Contract Assets	6,918	5,899
Income Taxes Receivable	1,257	547
Prepaid Expenses and Other Current Assets	1,773	1,485
Total Current Assets	46,172	41,037

Property and Equipment, Net	5,744	6,426
Assets Held For Sale	430	-
Operating Lease Assets	9,336	8,998
Other Intangible Assets, Net	1,130	1,173
Total Assets	$62,812	$57,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Maturities of Line of Credit	$7,667	$-
Current Maturities of Long-Term Debt	3,049	1,204
Current Portion of Finance Lease Obligation	641	660
Current Portion of Operating Lease Obligations	1,013	688
Accounts Payable	12,815	11,239
Accrued Payroll and Commissions	3,556	2,870
Other Accrued Liabilities	2,691	2,875
Total Current Liabilities	31,432	19,536

Long-Term Liabilities
Long-Term Line of Credit	-	3,328
Long-Term Debt, Net	3,798	5,865
Long Term Finance Lease Obligation, Net	845	1,152
Long-Term Operating Lease Obligation, Net	8,995	8,889
Other Long-Term Liabilities	329	146
Total Long-Term Liabilities	13,967	19,380

Total Liabilities	45,399	38,916

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,660,330 and 2,659,628 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	15,862	15,816
Accumulated Other Comprehensive Loss	(13)	(37)
Retained Earnings	1,287	2,662
Total Shareholders' Equity	17,413	18,718
Total Liabilities and Shareholders' Equity	$62,812	$57,634

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2021	2020
Cash Flows From Operating Activities
Net (Loss) Income	$(1,375)	$14
Adjustments to Reconcile Net (Loss) Income to Net Cash
(Used In) Provided by Operating Activities
Depreciation and Amortization	967	1,131
Compensation on Stock-Based Awards	160	75
Change in Accounts Receivable Allowance	116	56
Change in Inventory Reserves	(655)	(92)
Gain on Sale of Assets	(94)	-
Changes in Current Operating Items
Accounts Receivable	(1,153)	(699)
Inventories	(3,719)	(1,105)
Contract Assets	(1,019)	1,260
Prepaid Expenses and Other Current Assets	(286)	357
Income Taxes	(757)	(117)
Accounts Payable	1,576	(728)
Accrued Payroll and Commissions	686	(610)
Other Accrued Liabilities	120	930
Net Cash (Used in) Provided by Operating Activities	(5,433)	472
Cash Flows from Investing Activities
Proceeds from Sale of Property and Equipment	94	-
Purchase of Intangible Asset	(77)	(6)
Purchases of Property and Equipment	(659)	(241)
Net Cash Used in Investing Activities	(642)	(247)
Cash Flows from Financing Activities
Net Change in Line of Credit	4,339	(5,696)
Proceeds from Long-term Debt	-	6,077
Principal Payments on Long-Term Debt	(249)	(238)
Principal Payments on Finance Leases	(326)	(274)
Net Cash Provided By (Used in) Financing Activities	3,764	(131)

Net Change in Cash	(2,311)	94
Cash - Beginning of Period	3,564	660

Cash - Ending of Period	$1,253	$754

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets
Cash	$661	$345
Restricted Cash	592	409
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$1,253	$754

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$81	$394
Cash Paid During the Period for Income Taxes	156	72

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	-	237
Property Acquired under Operating Lease	858	-
Equipment Acquired under Finance Lease	-	395

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)

				Accumulated
			Additional	Other		Total
	Preferred	Common	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Shareholders' Equity

BALANCE MARCH 31, 2020	$250	$27	$15,787	$(318)	$4,345	$20,091
Net Loss	-	-	-	-	(123)	(123)
Foreign currency translation adjustment	-	-	-	19	-	19
Compensation on stock-based awards	-	-	36	-	-	36

BALANCE JUNE 30, 2020	$250	$27	$15,823	$(299)	$4,222	$20,023

BALANCE DECEMBER 31, 2019	$250	$27	$15,748	$(257)	$4,208	$19,976
Net Income	-	-	-	-	14	14
Foreign currency translation adjustment	-	-	-	(42)	-	(42)
Compensation on stock-based awards	-	-	75	-	-	75

BALANCE JUNE 30, 2020	$250	$27	$15,823	$(299)	$4,222	$20,023

BALANCE MARCH 31, 2021	$250	$27	$15,837	$(71)	$1,108	$17,151
Net Income	-	-	-	-	179	179
Foreign currency translation adjustment	-	-	-	58	-	58
Compensation on stock-based awards	-	-	25	-	-	25

BALANCE JUNE 30, 2021	$250	$27	$15,862	$(13)	$1,287	$17,413

BALANCE DECEMBER 31, 2020	$250	$27	$15,816	$(37)	$2,662	$18,718
Net Loss	-	-	-	-	(1,375)	(1,375)
Foreign currency translation adjustment	-	-	-	24	-	24
Compensation on stock-based awards	-	-	46	-	-	46

BALANCE JUNE 30, 2021	$250	$27	$15,862	$(13)	$1,287	$17,413

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Nortech Systems Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Stock-Based Awards

Following is the status of all stock options as of June 30, 2021:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2021	362,640	$3.96
Granted	3,000	5.76
Exercised	(1,000)	3.70
Cancelled	(9,140)	3.41
Outstanding - June 30, 2021	355,500	$3.99	7.30	$1,422
Exercisable - June 30, 2021	194,100	$3.71	6.77	$827

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 400,000 shares. There were additional shares authorized in March 2020 totaling 50,000 and in May 2021 totaling 75,000. There were 3,000 stock options granted during the six months ended June 30, 2021.

Total compensation expense related to stock options for the three months ended June 30, 2021 and 2020 was $25 and $36, respectively and $46 and $75 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $283 of unrecognized compensation which will vest over the next 2.99 years.

In November 2010, the Board of Directors adopted the Nortech Systems Incorporated Equity Appreciation Rights Plan (“2010 Plan”). The total number of Equity Appreciation Right Units (“Units”) that can be issued under the 2010 Plan shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015. During the six months ended June 30, 2021 and 2020, there were no units granted. We recognized $100 and $114 of compensation expense in the three and six months ended June 30, 2021, respectively. We had no amounts expensed in the comparable periods in 2020.

Net Income (Loss) per Common Share

For the three months ended June 30, 2021, stock options of 109,065 were included in the computation of diluted income per common share amount as their impact were dilutive. For the six months ended June 30, 2021, all stock options are deemed to be antidilutive and therefore, were not included in the computation of incomer per common share amount. For the three months ended June 30, 2020, all stock options are deemed to be antidilutive and therefore, were not included in the computation of income per common share amount. For the six months ended June 30, 2020, stock options of 9,002 were included in the computation of diluted income per common share amount as their impact was dilutive.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The June 30, 2021 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable have been reduced by an allowance for doubtful accounts of $459 at June 30, 2021 and $343 at December 31, 2020.

Inventories, Net

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows:

	June 30,	December 31,
	2021	2020
Raw Materials	$17,993	$14,865
Work in Process	1,369	969
Finished Goods	442	242
Reserves	(1,504)	(2,159)

Total	$18,301	$13,917

Other Intangible Assets

Other intangible assets at June 30, 2021 and December 31, 2020 are as follows:

		June 30, 2021
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$868	$434
Intellectual Property	3	100	100	-
Trade Names	20	814	244	570
Patents	7	126	-	126
Totals		$2,342	$1,212	$1,130

		December 31, 2020
		Gross
		Carrying	Accumulated	Net Book
	Years	Amount	Amortization	Value
Customer Relationships	9	$1,302	$795	$507
Intellectual Property	3	100	100	-
Trade Names	20	814	225	589
Patents	7	77	-	77
Totals		$2,293	$1,120	$1,173

Amortization expense for the three and six months ended June 30, 2021 was $46 and $92, respectively.

Estimated future annual amortization expense (not including projects in process) related to these assets is approximately as follows (in thousands):

Year	Amount
Remainder of 2021	$93
2022	186
2023	185
2024	113
2025	41
Thereafter	386
Total	$1,004

Reclassification

Certain reclassifications have been made to the prior year’s financial statements to enhance comparability with the current year’s financial statements. As a result, certain line items have been amended in the statement of operations. Comparative figures have been adjusted to conform to the current year’s presentation.

The items were reclassified as follows:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Previously	After	Previously	After
	Reported	Reclassification	Reported	Reclassification
Cost of Goods Sold	$24,020	$23,736	$48,455	$47,936
General and Administrative Expenses	1,662	1,946	3,655	4,174

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as LIBOR. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 can be adopted as of March 12, 2020 and are effective through December 31, 2022. We do not currently have any contracts that have been changed to a new reference rate, but we will continue to evaluate our contracts and the effects of this standard on our condensed consolidated financial statements prior to adoption.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $1,253 in cash at June 30, 2021, approximately $274 was held at banks located in China. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

Our largest customer has two divisions that together accounted for 10% or more of our net sales during the three and six months ended June 30, 2021 and 2020. One division accounted for approximately 23% and 24% of net sales for the three and six months ended June 30, 2021, respectively, and approximately 20% and 22% for the three and six months ended June 30, 2020, respectively. The other division accounted for approximately 2% and 3% of net sales for the three months and six ended June 30, 2021, respectively, and approximately 3% and 2% of net sales for the three months and six ended June 30, 2020, respectively. Together they accounted for approximately 25% and 27% of net sales for the three and six months ended June 30, 2021, respectively, and approximately 23% and 24% of net sales for the three and six months ended June 30, 2020, respectively. Accounts receivable from the customer at June 30, 2021 and December 31, 2020 represented approximately 19% and 20% of our total accounts receivable, respectively.

Export sales represented approximately 2% and 3% of net sales for the three months ended June 30, 2021 and 2020, respectively. Export sales represented 3% of net sales for the six months ended June 30, 2021 and 2020.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 82.2% and 79.3% of our revenue for the three and six months ended June 30, 2021, respectively and for approximately 84.6% and 86.1% of our revenue for the three and six months ended June 30, 2020, respectively. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the six months ended June 30, 2021 was as follows (in thousands):

Six Months Ended June 30, 2021
Outstanding at January 1, 2021	$5,899
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(4,899)
Product transferred over time	5,918
Outstanding at June 30, 2021	$6,918

We expect substantially all the remaining performance obligations for the contract assets recorded as of June 30, 2021, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$12,776	$3,050	$244	$16,070
Aerospace and Defense	3,738	122	76	3,936
Industrial	8,287	1,738	151	10,176
Total net sales	$24,801	$4,910	$471	$30,182

	Three Months Ended June 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$11,464	$1,540	$367	$13,371
Aerospace and Defense	4,522	246	138	4,906
Industrial	6,395	1,593	196	8,184
Total net sales	$22,381	$3,379	$701	$26,461

	Six Months Ended June 30, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$21,735	$5,942	$734	$28,411
Aerospace and Defense	6,802	384	262	7,448
Industrial	12,917	3,075	403	16,395
Total net sales	$41,454	$9,401	$1,399	$52,254

	Six Months Ended June 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$25,084	$2,601	$1,048	$28,733
Aerospace and Defense	8,944	379	367	9,690
Industrial	12,390	2,563	525	15,478
Total net sales	$46,418	$5,543	$1,940	$53,901

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017, which was amended five separate occasions on December 29, 2017, August 13, 2019, November 12, 2019, August 27, 2020, and December 1, 2020 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2022. The credit arrangement also has a $5,000 real estate term note outstanding with a maturity date of June 15, 2022. The line of credit is classified as current on the balance sheet as of June 30, 2021, however we expect to extend the agreement past June 15, 2022.

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 3.4% and 4.0% as of June 30, 2021 and December 31, 2020, respectively. We had borrowings on our line of credit of $7,667 and $3,328 outstanding as of June 30, 2021 and December 31, 2020, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

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

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ended December 31, 2020 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days due to amendment to our agreement dated in December of 2020. The Company met the covenants for the period ended June 30, 2021.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At June 30, 2021, we had unused availability under our line of credit of $4,523, supported by our borrowing base. The line is secured by substantially all of our assets.

On April 15, 2020, we entered into the Promissory Note, which provides for an unsecured loan of $6,077 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which funds were received on April 22, 2020. The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 10 months after the end of the Promissory Note covered period (which is defined as 24 weeks after the date of the loan) and we can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the Cares Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis.

Long-term debt at June 30, 2021 and December 30, 2020 consisted of following:

	June 30,	December 31,
	2021	2020
Real estate term notes bearing interest at one-month LIBOR + 2.00% (2.1% and 4.3% as of June 30, 2021 and December 31, 2020, respectively) maturing June 15, 2022 with monthly payments of approximately $41 plus interest secured by substantially all assets.	$821	$1,071

Promissory Note	$6,077	$6,077

	6,898	7,148

Debt issuance Costs	(51)	(79)

Total long-term debt	6,847	7,069
Current maturities of long-term debt	(3,049)	(1,204)
Long-term debt - net of current maturities	$3,798	$5,865

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At June 30, 2021, we do not have material lease commitments that have not commenced.

The components of lease expense were as follows:

	Three Months Ended June 30,	Three Months Ended June 30,
Lease Cost	2021	2020
Operating lease cost	$589	$352
Finance lease interest cost	21	28
Finance lease amortization expense	163	159
Total lease cost	$773	$539

	Six Months Ended June 30,	Six Months ended June 30,
Lease Cost	2021	2020
Operating lease cost	$1,120	$708
Finance lease interest cost	43	50
Finance lease amortization expense	326	311
Total lease cost	$1,489	$1,069

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$9,336	$8,998
Finance lease assets	Property, Plant and Equipment	2,004	2,330
Total leased assets		$11,337	$11,328

Liabilities
Current
Current operating lease liabilities	Current Portion of Operating Lease Obligations	$1,013	$688
Current finance lease liabilities	Current Portion of Finance Lease Obligations	641	660
Noncurrent
Long-term operating lease liabilities	Long Term Operating Lease Liabilities, Net	8,995	8,889
Long term finance lease liabilities	Long Term Finance Lease Obligations, Net	845	1,152
Total lease liabilities		$11,494	$11,389

Supplemental cash flow information related to leases was as follows:

	June 30,	June 30,
	2021	2020
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$821	$215
Right-of-use assets obtained in exchange for lease obligations	$858	$-

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
Remaining 2021	$864	$369	$1,233
2022	1,735	587	2,322
2023	1,738	333	2,071
2024	1,408	280	1,688
2025	1,205	29	1,234
Thereafter	8,283	-	8,283
Total lease payments	$15,233	$1,598	$16,831
Less: Interest	(5,225)	(112)	(5,337)
Present value of lease liabilities	$10,008	$1,486	$11,494

The lease term and discount rate at June 30, 2021 were as follows:

Weighted-average remaining lease term (years)
Operating leases	9.7
Finance leases	2.8
Weighted-average discount rate
Operating leases	7.8%
Finance leases	5.1%

NOTE 6. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.

The effective tax rate for the three months ended June 30, 2021, was 38.2%, compared to a benefit of 3.2% for the three months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021 was 30.2%, compared to 65.0% for the six months ended June 30, 2020. The primary drivers of the change in the Company’s effective tax rate is attributable to the PPP loan forgiveness being non-taxable and a release in valuation allowance on the state NOLs and R&D Credits. There is also a discrete item related to an IRS exam. It is more likely than not an amount payable will be due at an estimated $44. A reserve has been set up for the anticipated adjustment. We recorded an income tax benefit of $596 and expense of $26 for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021, we did not record a benefit related to the ERC. We plan to apply for the credit, however we are still completing the computation. This is not tax deductible and is thus included in our calculation of the 2021 tax rate.

NOTE 7. RESTRUCTURING CHARGES

During the first six months of 2021, we recorded restructuring charges of $296 related to the consolidation of our production facilities and closure of our Merrifield, Minnesota facility. With the Merrifield closure, we are shifting wire and cable assembly, system-level assembly and printed circuit board (PCB) manufacturing to Nortech’s other Minnesota locations. No amounts were accrued for the period ended June 30, 2021. We reduced our workforce by approximately 42 employees as a result of this facility closure. As of June 30, 2021, this closure qualified for held for sale accounting. We had a gain on sale of assets of $94 in the three months ended June 30, 2021 related to the sale of machinery and equipment.

NOTE 8. RELATED PARTY TRANSACTIONS

During six months ended June 30, 2021, we did business with Printed Circuits, Inc. which was 90% owned by the Kunin family until late 2020. The Kunin family owns a majority of our stock. We had payments totaling $34 and $54 during the three and six months ended June 30, 2021, respectively, and $14 and $28 for the three and six months ended June 30, 2020, respectively, to Printed Circuits, Inc. The Company believes that these transactions are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a minority owner of Abilitech Medical, Inc. Mr. Kunin also was a consultant to Abilitech, which relationship ended on March 1, 2021. During 2020, Mr. Kunin earned $16 as a consultant to Abilitech. In the three months ended June 30, 2021 and 2020, Abilitech paid the Company $472 and $434, respectively, and in the six months ended June 30, 2021 and 2020, paid the company $740 and $609, respectively, for delivery of medical products. The Company believes that transactions with Abilitech are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a small minority owner (less than 10%) of Marpe Technologies, LTD an early stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company will meet its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the contribution will not exceed $500. The Company will receive a 10 year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recoup the value of services provided to Marpe for which is not fully paid. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. As of June 30, 2021, we received a $100 deposit but no expenses were incurred.

NOTE 9. SUBSEQUENT EVENTS

Facility sale

We entered into an agreement on February 23, 2021 with a third-party agent to sell our facility in Merrifield, MN and some related assets. A liquidation auction was completed in April of 2021 for the Merrifield facility. We closed on the sale of the facility in July 2021 with a gain less than $100.

PPP and Employee Retention Credit (ERC)

In the third quarter of 2021, we have applied for forgiveness for the $6.1 million Promissory Note under the PPP. We will continue to treat this Promissory Note as debt until forgiveness is granted.

In addition, we have applied for the ERC credit for the first and second quarters of 2021. If the application is successful, we expect to receive approximately $5 million in fiscal 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Maple Grove, Minnesota based full-service electronics manufacturing services (“EMS”) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries. We provide value added engineering services and technical support including design, testing, prototyping and supply chain management to customers mainly in the medical, aerospace and defense, and industrial equipment markets. We maintain facilities in Bemidji, Blue Earth, Mankato, Merrifield, and Milaca, Minnesota; Monterrey, Mexico; and Suzhou, China. All of our facilities are certified to one or more of the ISO/AS standards, including 9001, AS9100 and 13485, with most having additional certifications based on the needs of the customers they serve.

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

Facility Consolidation

To further improve operational efficiencies and lower overhead costs, the Company approved on August 7, 2020, the closure of our Merrifield, Minnesota, production facility, shifting wire and cable assembly, system-level assembly and printed circuit board (PCB) manufacturing to Nortech’s other Minnesota locations. The Merrifield production facility consolidation was completed in the first quarter of 2021 and impacted approximately 42 employees, who were offered positions at other Nortech facilities in Minnesota. We entered into an agreement on February 23, 2021 with a third-party agent to sell our facility in Merrifield, MN and some related assets. The sale closed in the third quarter of 2021 with a gain under $100,000. As of June 30, 2021, this closure did qualify for held for sale accounting but did not qualify for discontinued operations.

Paycheck Protection Program (PPP) and Employee Retention Credit (ERC)

In the third quarter of 2021, we have applied for forgiveness for the $6.1 million Promissory Note under the PPP. We will continue to treat this Promissory Note as debt until forgiveness is granted.

In addition, we have applied for the ERC credit for the first and second quarters of 2021. If the application is successful, we expect to receive approximately $5 million in fiscal 2021.

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	88.1	89.7	90.1	88.9
Gross Profit	11.9	10.3	9.9	11.1

Selling Expenses	1.9	2.7	2.5	2.5
General and Administrative Expenses	8.0	7.4	10.0	7.8
R&D Expenses	0.7	-	0.4	-
Restructuring Charges	0.3	-	0.6	-
Gain on Sale of Fixed Assets	(0.3)	0.0	(0.2)	0.0
Income (Loss) from Operations	1.3	0.2	(3.4)	0.8

Other Expenses	(0.3)	(0.7)	(0.4)	(0.7)
(Loss) Income Before Income Taxes	1.0	(0.5)	(3.8)	0.1

Income Tax Expense (Benefit)	0.4	0.0	(1.2)	0.1
Net (Loss) Income	0.6%	(0.5)%	(2.6)%	0.0%

Net Sales

Net sales were $30.2 million in the second quarter of 2021, as compared to $26.5 million in the second quarter of the prior year, an increase of $3.7 million or 14.0%. Net sales results were varied by markets, the medical market increased by $2.7 million or 20.2%. Net sales from the industrial market increased by $2.0 million or 24.3% in the second quarter of 2021 as compared to the second quarter of 2020. The aerospace and defense markets decreased by $1.0 million or 19.8% of sales in the second quarter of 2021 as compared to the same quarter of 2020.

Net sales were $52.3 million in the six months ended 2021, as compared to $53.9 million in the prior year, a decrease of $1.6 million or 3.1%. Net sales results were varied by markets, the medical market decreased by $0.3 million, or 1.1%. Net sales from the aerospace and defense markets decreased $2.2 million or 23.1%. The industrial market increased by $0.9 million of sales or 5.9%.

Net sales by our major EMS industry markets for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2021	2020	Change	2021	2020	Change
Medical	$16,070	$13,371	20.2	$28,411	$28,733	(1.1)
Aerospace and Defense	3,936	4,906	(19.8)	7,448	9,690	(23.1)
Industrial	10,176	8,184	24.3	16,395	15,478	5.9
Total Net Sales	$30,182	$26,461	14.1	$52,254	$53,901	(3.1)

Net sales by timing of transfer of goods and services for the three and six months ended June 30, 2021 is as follows (in thousands):

	Three Months Ended June 30, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$12,776	$3,050	$244	$16,070
Aerospace and Defense	3,738	122	76	3,936
Industrial	8,287	1,738	151	10,176
Total net sales	$24,801	$4,910	$471	$30,182

	Six Months Ended June 30, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$21,735	$5,942	$734	$28,411
Aerospace and Defense	6,802	384	262	7,448
Industrial	12,917	3,075	403	16,395
Total net sales	$41,454	$9,401	$1,399	$52,254

Net sales by timing of transfer of goods and services for the three and six months ended June 30, 2020 is as follows (in thousands):

	Three Months Ended June 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$11,464	$1,540	$367	$13,371
Aerospace and Defense	4,522	246	138	4,906
Industrial	6,395	1,593	196	8,184
Total net sales	$22,381	$3,379	$701	$26,461

	Six Months Ended June 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$25,084	$2,601	$1,048	$28,733
Aerospace and Defense	8,944	379	367	9,690
Industrial	12,390	2,563	525	15,478
Total net sales	$46,418	$5,543	$1,940	$53,901

Backlog

Our 90-day shipment backlog as of June 30, 2021 was $34.7 million, an increase of 11.8% from the beginning of the quarter and a 49.1% increase as compared to the prior year. Backlog for our medical customers has increased 19.0% from the beginning of the quarter and increased 57.5% from the prior year. The aerospace and defense backlog increased 17.6% from the beginning of the quarter and decreased 13.3% from the prior year. Our industrial customers’ backlog decreased 2.5% from the beginning of the quarter and increased 124.4% from the prior year. This backlog consists of firm purchase orders we expect to ship in the next 90 days.

90-day shipment backlog by our major EMS industry markets are as follows (in thousands):

	Shipment Backlog as of the Period Ended
	June 30,	March 31,	June 30,
	2021	2021	2020
Medical	$18,879	$15,870	$11,987
Aerospace and Defense	5,981	5,087	6,900
Industrial	9,873	10,123	4,401
Total Backlog	$34,733	$31,080	$23,288

Our 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next. Our total shipment backlog was $71.5 million at June 30, 2021 compared to $46.6 million at the end of June 30, 2020.

Gross Profit

Gross profit as a percent of net sales for the three months ended June 30, 2021 and 2020 was 11.9% and 10.3%, respectively. Gross profit as a percentage of sales for the six months ended June 30, 2021 and 2020 was 9.9% and 11.1%, respectively. The increase in gross profit for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was due mainly to improved utilization as a result of the increase in sales.  The decrease in gross profit for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due mainly by lower sales.

Selling Expense

Selling expenses for the three months ended June 30, 2021 and 2020 was $0.6 million or 1.9% of sales and $0.7 million or 2.7% of sales, respectively. Selling expense for the six months ended June 30, 2021 and 2020 was $1.3 million or 2.5% of sales and $1.4 million or 2.5% of sales, respectively.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2021 and 2020 were $2.4 million or 8.0% of sales and $1.9 million or 7.4% of sales, respectively. General and administrative expenses for the six months ended June 30, 2021 and 2020 were $5.2 million or 10.0% of sales and $4.2 million or 7.8% of sales, respectively. The increase in the quarterly comparison was due primarily to increased training and consulting expenses, while the increase in the year-to-date comparison was primarily due to higher bad debt expense of $0.3 million, increased training and consulting expenses of $0.3, and increased realized loss on foreign currency of $0.3 million.

Research and Development Expense

Research and development expenses for the three and six months ended June 30, 2021 was $0.2 million or 0.7% of sales. There were minimal to no research and development expenses for the three and six months ended June 30, 2020.

Restructuring Charges

Restructuring charges for the three months ended June 30, 2021 was $0.1 million or 0.3% of sales. There were no restructuring charges for the three months ended June 30, 2020. Restructuring charges for the six months ended June 30, 2021 was $0.3 million or 0.6% of sales. There were no restructuring charges for the six months ended June 30, 2020. The restructuring charges are due to the closure of the Merrifield facility.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and six months ended June 30, 2021 was 38.2% and (30.2%), respectively, and the rate for the three and six months ended June 30, 2020 was (3.2%) and 65.0%, respectively

Net Income (Loss)

Net income for the three and net loss for the six months ended June 30, 2021 was $0.2 million and $1.4 million, respectively. Net loss for the three and net income for the six months ended June 30, 2020 was $0.1 million and $0.0 million, respectively.

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

Net cash used by operating activities for the six months ended June 30, 2021 was $5.4 million. Increases in working capital due to the higher sales and backlog drove the use of cash by operating activities, primarily in higher accounts receivable and inventory.

Net cash provided by operating activities for the six months ended June 30, 2020 was $0.5 million. Earnings adjusted for depreciation and amortization of $1.1 million drove the cash provided offset by an increase in working capital.

We have a credit agreement with Bank of America (BofA) which was entered into on June 15, 2017 and amended on December 29, 2017 and provides for a line of credit arrangement of $16.0 million that expires on June 15, 2022. The credit arrangement also has a $5.0 million real estate term note outstanding with a maturity date of June 15, 2022. We expect to extend the agreement past June 15, 2022.

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

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2020 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days due to amendment to our agreement dated in December of 2020. The Company met the covenants for the period ended June 30, 2021.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At June 30, 2021, we had outstanding advances of $7.7 million and we had unused availability under our line of credit of $4.5 million, supported by our borrowing base. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2021, our share repurchase program has expired, and no additional amounts are available for repurchase.

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*Filed herewith

Signatures

-------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries
---------------------------------------------------------

Date: August 12, 2021	by /s/ Jay D. Miller

Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: August 12, 2021	by /s/ Christopher D. Jones

Christopher D. Jones
Vice President and Chief Financial Officer
Nortech Systems Incorporated