Form 10-Q
period 2021-09-30
NORTECH SYSTEMS INC
filed 2021-11-10
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of shares of $.01 par value common stock outstanding at November 5, 2021 was 2,672,064.

PART I

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020

Net Sales	$29,452	$26,362	$81,706	$80,263

Cost of Goods Sold	21,411	24,400	68,519	72,336

Gross Profit	8,041	1,962	13,187	7,927

Operating Expenses
Selling Expenses	449	594	1,741	1,945
General and Administrative Expenses	2,045	2,480	7,247	6,654
Research and Development	141	-	348	-
Restructuring	23	-	319	-
Loss on Abandonment of Intangible Asset	560	-	560	-
Gain on Sale of Assets	(93)	(3,821)	(176)	(3,821)
Total Operating Expenses	3,125	(747)	10,039	4,778

Income From Operations	4,916	2,709	3,148	3,149

Other Expense
Interest Expense	(112)	(126)	(314)	(526)

Income Before Income Taxes	4,804	2,583	2,834	2,623

Income Tax Expense	1,247	612	646	638

Net Income	$3,557	$1,971	$2,188	$1,985

Net Income Per Common Share - Basic	$1.33	$0.74	$0.82	$0.75

Weighted Average Number of Common Shares Outstanding - Basic	2,665,682	2,657,530	2,662,066	2,657,530

Net Income Per Common Share - Diluted	$1.24	$0.73	$0.78	$0.74

Weighted Average Number of Common Shares Outstanding - Diluted	2,880,073	2,703,029	2,806,958	2,670,984

Other Comprehensive Income
Foreign Currency Translation Gain (Loss)	(5)	96	20	54
Comprehensive Income, Net of Tax	$3,552	$2,067	$2,208	$2,039

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020[1]
	(Unaudited)
ASSETS
Current Assets
Cash	$444	$352
Restricted Cash	999	3,212
Accounts Receivable, less allowances of $361 and $343	13,931	15,625
Employee Retention Credit Receivable	5,209	-
Inventories, Net	20,643	13,917
Contract Assets	8,145	5,899
Income Taxes Receivable	-	547
Prepaid Expenses and Other Current Assets	1,763	1,485
Total Current Assets	51,134	41,037

Property and Equipment, Net	5,803	6,426
Operating Lease Assets	9,052	8,998
Other Intangible Assets, Net	524	1,173
Total Assets	$66,513	$57,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Maturities of Line of Credit	$6,009	$-
Current Maturities of Long-Term Debt	3,198	1,204
Current Portion of Finance Lease Obligations	613	660
Current Portion of Operating Lease Obligations	1,023	688
Accounts Payable	14,140	11,239
Accrued Payroll and Commissions	4,407	2,870
Other Accrued Liabilities	3,323	2,875
Income Tax Payable	168	-
Total Current Liabilities	32,881	19,536

Long-Term Liabilities
Long-Term Line of Credit	-	3,328
Long-Term Debt, Net	3,039	5,865
Long Term Finance Lease Obligations, Net	707	1,152
Long-Term Operating Lease Obligations, Net	8,744	8,889
Other Long-Term Liabilities	106	146
Total Long-Term Liabilities	12,596	19,380

Total Liabilities	45,477	38,916

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,672,064 and 2,659,628 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	15,926	15,816
Accumulated Other Comprehensive Loss	(17)	(37)
Retained Earnings	4,850	2,662
Total Shareholders' Equity	21,036	18,718
Total Liabilities and Shareholders' Equity	$66,513	$57,634

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

1 The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020
Cash Flows From Operating Activities
Net Income	$2,188	$1,985
Adjustments to Reconcile Net Income to Net Cash
(Used In) Provided by Operating Activities
Depreciation and Amortization	1,506	1,703
Compensation on Stock-Based & Equity Awards	201	151
Change in Accounts Receivable Allowance	18	158
Change in Inventory Reserves	(959)	398
Loss on Abandonment of Intangible Asset	560	-
Gain on Disposal of Property and Equipment	(176)	(3,821)
Changes in Current Operating Items
Accounts Receivable	1,686	2,430
Employee Retention Credit Receivable	(5,209)	-
Inventories	(5,755)	(567)
Contract Assets	(2,246)	325
Prepaid Expenses and Other Current Assets	(276)	858
Income Taxes	708	-
Accounts Payable	2,901	(2,808)
Accrued Payroll and Commissions	1,537	(621)
Other Accrued Liabilities	464	(290)
Net Cash Used In Operating Activities	(2,852)	(99)
Cash Flows from Investing Activities
Proceeds from Sale of Property and Equipment	626	6,019
Purchase of Intangible Asset	(49)	(25)
Purchases of Property and Equipment	(1,198)	(397)
Net Cash (Used In) Provided By Investing Activities	(621)	5,597
Cash Flows from Financing Activities
Net Change in Line of Credit	2,681	(7,542)
Proceeds from Long-term Debt	-	6,077
Principal Payments on Long-Term Debt	(873)	(2,567)
Principal Payments on Finance Leases	(492)	(432)
Stock Option Exercises	36	-
Net Cash Provided By (Used In) Financing Activities	1,352	(4,464)

Net Change in Cash	(2,121)	1,034
Cash - Beginning of Period	3,564	660

Cash - Ending of Period	$1,443	$1,694

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets
Cash	$444	$328
Restricted Cash	999	1,366
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$1,443	$1,694

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$220	$526
Cash Paid (Refunded) During the Period for Income Taxes	$(114)	$262

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	$-	$6
Property Acquired under Operating Lease	$858	$4,685
Equipment Acquired under Finance Lease	$-	$395

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)

	Preferred	Common	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
BALANCE JUNE 30, 2020	$250	$27	$15,823	$(299)	$4,222	$20,023
Net Income	-	-	-	-	1,971	1,971
Foreign currency translation adjustment	-	-	-	96	-	96
Compensation on stock-based awards	-	-	36	-	-	36

BALANCE SEPTEMBER 30, 2020	$250	$27	$15,859	$(203)	$6,193	$22,126

BALANCE DECEMBER 31, 2019	$250	$27	$15,748	$(257)	$4,208	$19,976
Net Income	-	-	-	-	1,985	1,985
Foreign currency translation adjustment	-	-	-	54	-	54
Compensation on stock-based awards	-	-	111	-	-	111

BALANCE SEPTEMBER 30, 2020	$250	$27	$15,859	$(203)	$6,193	$22,126

BALANCE JUNE 30, 2021	$250	$27	$15,862	$(12)	$1,293	$17,420
Net Income	-	-	-	-	3,557	3,557
Foreign currency translation adjustment	-	-	-	(5)	-	(5)
Stock option exercises	-	-	36	-	-	36
Compensation on stock-based awards	-	-	28	-	-	28

BALANCE SEPTEMBER 30, 2021	$250	$27	$15,926	$(17)	$4,850	$21,036

BALANCE DECEMBER 31, 2020	$250	$27	$15,816	$(37)	$2,662	$18,718
Net Income	-	-	-	-	2,188	2,188
Foreign currency translation adjustment	-	-	-	20	-	20
Stock option exercises	-	-	36	-	-	36
Compensation on stock-based awards	-	-	74	-	-	74

BALANCE SEPTEMBER 30, 2021	$250	$27	$15,926	$(17)	$4,850	$21,036

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

Stock-Based Awards

Following is the status of all stock options as of September 30, 2021:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2021	362,640	$3.96
Granted	27,000	6.14
Exercised	(13,400)	3.43
Cancelled	(10,340)	3.42
Outstanding - September 30, 2021	365,900	$4.15	7.25	$2,688
Exercisable - September 30, 2021	180,500	$3.75	6.56	$1,398

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 400,000 shares. There were additional shares authorized in March 2020 totaling 50,000 and in May 2021 totaling 75,000. There were 27,000 and 11,300 stock options granted during the nine months ended September 30, 2021 and 2020, respectively.

Total compensation expense related to stock options for the three and nine months ended September 30, 2021 was $28 and $74, respectively. Total compensation expense related to stock options for the three and nine months ended September 30, 2020 was $36 and $111, respectively. As of September 30, 2021, there was $320 of unrecognized compensation which will vest over the next 3.12 years.

In November 2010, the Board of Directors adopted the Nortech Systems Incorporated Equity Appreciation Rights Plan (“2010 Plan”). The total number of Equity Appreciation Right Units (“Units”) that can be issued under the 2010 Plan shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015. During the nine months ended September 30, 2021 and 2020, there were no Units granted. We recognized $13 and $127 of compensation expense in the three and nine months ended September 30, 2021, respectively. Compensation expense was approximately $40 for both the three and nine months ended September 30, 2020. The current liability recorded for the Units at September 30, 2021 is $235.

Net Income per Common Share

For the three and nine months ended September 30, 2021, stock options of 214,391 and 144,892, respectively, were included in the computation of diluted income per common share amount as their impact were dilutive. For the three and nine months ended September 30, 2020, stock options of 45,326 and 21,220, respectively, were included in the computation of diluted income per common share as their impact were dilutive.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our condensed consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. The September 30, 2021 balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives customer deposits. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable have been reduced by an allowance for doubtful accounts of $361 at September 30, 2021 and $343 at December 31, 2020.

Employee Retention Credit (ERC) and Payroll Tax Deferral

We qualified for Employee Retention Credits on qualified wages paid in the first and second quarters of 2021 and filed for both credits as of the date of this filing. We recognize government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. During the three and nine months ended September 30, 2021, there was $5,209 related to Employee Retention Credits recognized as a reduction of the associated costs within cost of goods sold of $4,670, selling of $125, and general and administrative expenses of $414 on the consolidated statements of operations and within Employee Retention Credits Receivable on the condensed consolidated balance sheets.

The CARES Act allowed for the deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As of September 30, 2021, there was $1,158 of social security tax payments deferred, of which 50% are required to be remitted by December 2021 and the remaining 50% by December 2022. The deferred amounts are recorded within accrued payroll and commissions on the condensed consolidated balance sheets.

Inventories, Net

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows:

	September 30,	December 31,
	2021	2020
Raw Materials	$19,673	$14,865
Work in Process	1,683	969
Finished Goods	485	242
Reserves	(1,199)	(2,159)

Total	$20,643	$13,917

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

Other Intangible Assets

Other intangible assets at September 30, 2021 and December 31, 2020 are as follows:

	Customer Relationships	Trade Names	Patents	Total
Balance at January 1, 2020	$651	$631	$56	$1,338
Additions	-	-	20	20
Amortization	(144)	(41)	-	(185)
Balance at December 31, 2020	$507	$590	$76	$1,173
Additions	-	-	50	50
Amortization	(109)	(30)	-	(139)
Abandonment Loss	-	(560)	-	(560)
Balance at September 31, 2021	$398	$-	$126	$524

In the three months ended September 30, 2021, we determined the fair value of the Devicix tradename was more likely than not be zero based on management’s best estimate and recognized a $560 loss on abandonment of intangible assets.

Intangible assets are amortized on a straight-line bases over their estimated useful lives. The weighted average remaining amortization period of our intangible assets is 3.0 years. Patents are not being amortized as they are in process and a patent has not yet been received.

Amortization expense for the three and nine months ended September 30, 2021 was $45 and $139, respectively.

Estimated future annual amortization expense (not including projects in process) related to these assets is approximately as follows (in thousands):

Year	Amount
Remainder of 2021	$36
2022	145
2023	145
2024	72
Total	$398

Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements to enhance comparability with the current year’s financial statements. As a result, certain line items have been amended in the statement of operations. Comparative figures have been adjusted to conform to the current year’s presentation.

The items were reclassified as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Previously Reported	After Reclassification	Previously Reported	After Reclassification
Cost of Goods Sold	$24,717	$24,400	$73,171	$72,336
General and Administrative Expenses	2,164	2,480	5,819	6,654

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as LIBOR. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 can be adopted as of March 12, 2020 and are effective through December 31, 2022. We do not currently have any contracts that have been changed to a new reference rate, we will continue to evaluate our contracts and the effects of this standard on our condensed consolidated financial statements prior to adoption.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $1,443 in cash at September 30, 2021, approximately $378 and $5 was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances individually represented 10% or more of total accounts receivable. For the three months ended September 30, 2021, two customers accounted for 36% of net sales. For the three months ended September 30, 2020, one customer accounted for 23% of net sales. At September 30, 2021 and 2020, one customer accounted for 26% and 23% of net sales, respectively

At September 30, 2021, two customers represented approximately 36% of our total accounts receivable. At December 31, 2020, one customer represented approximately 20% of our total accounts receivable.

Export sales represented approximately 3% of net sales for the three months ended September 30, 2021 and 2020. Export sales represented 3% of net sales for the nine months ended September 30, 2021 and 2020.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 82% and 80% of our revenue for the three and nine months ended September 30, 2021, respectively and for approximately 80% and 84% of our revenue for the three and nine months ended September 30, 2020, respectively. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the nine months ended September 30, 2021 was as follows (in thousands):

Nine Months Ended September 30, 2021
Outstanding at January 1, 2021	$5,899
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(5,140)
Product transferred over time	7,387
Outstanding at September 30, 2021	$8,145

We expect substantially all the remaining performance obligations for the contract assets recorded as of September 30, 2021, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market

Medical	$13,762	$2,933	$282	$16,977
Aerospace and Defense	2,883	144	65	3,092
Industrial	7,468	1,757	158	9,383
Total Net Sales	$24,113	$4,834	$505	$29,452

	Nine Months Ended September 30, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market

Medical	$35,497	$8,876	$1,017	$45,390
Aerospace and Defense	9,685	527	327	10,539
Industrial	20,385	4,832	560	25,777
Total Net Sales	$65,567	$14,235	$1,904	$81,706

	Three Months Ended September 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market

Medical	$10,960	$1,853	$1,405	$14,218
Aerospace and Defense	5,525	16	665	6,206
Industrial	4,527	791	620	5,938
Total Net Sales	$21,012	$2,660	$2,690	$26,362

	Nine Months Ended September 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market

Medical	$35,835	$4,454	$2,464	$42,753
Aerospace and Defense	14,160	396	953	15,509
Industrial	17,434	3,354	1,213	22,001
Total Net Sales	$67,429	$8,204	$4,630	$80,263

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017, which was amended five separate occasions on December 29, 2017, August 13, 2019, November 12, 2019, August 27, 2020, and December 1, 2020 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2022. The credit arrangement also has a $5,000 real estate term note outstanding with a maturity date of June 15, 2022. The line of credit is classified as current on the consolidated balance sheet as of September 30, 2021, however we expect to extend the agreement past June 15, 2022.

Under the Bank of America credit agreement, both the line of credit and real estate term notes are subject to variations in the LIBOR rate. Our line of credit bears interest at a weighted-average interest rate of 3.4% and 4.0% as of September 30, 2021 and December 31, 2020, respectively. We had borrowings on our line of credit of $6,009 and $3,328 outstanding as of September 30, 2021 and December 31, 2020, respectively. Borrowing on the real estate term note was $197 and $1,071 as of September 30, 2021 and December 31, 2020, respectively. Payment on the real estate term note is approximately $41 per month. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings.

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

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ended December 31, 2020 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days due to amendment to our agreement dated in December of 2020. The Company met the covenants for the period ended September 30, 2021.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At September 30, 2021, we had unused availability under our line of credit of $5,762, supported by our borrowing base. The line is secured by substantially all of our assets.

On April 15, 2020, we entered into the Promissory Note, which provides for an unsecured loan of $6,077 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which funds were received on April 22, 2020. The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 10 months after the end of the Promissory Note covered period (which is defined as 24 weeks after the date of the loan) and we can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the Cares Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis. We applied for forgiveness of the Promissory Note in the third quarter of 2021. We continue to treat this Promissory Note as debt until forgiveness is granted, if forgiven.

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At September 30, 2021, we do not have material lease commitments that have not commenced.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease Cost
Operating Lease Cost	$576	$409	$1,696	$1,118
Finance Lease Interest Cost	18	26	61	79
Finance Lease Amortization Expense	163	163	489	478
Total Lease Cost	$757	$598	$2,246	$1,675

Supplemental balance sheet information related to leases was as follows:

		September 30	December 31
	Balance Sheet Location	2021	2020
Assets
Operating Lease Assets	Operating Lease Assets	$9,052	$8,998
Finance Lease Assets	Property and Equipment, Net	1,841	2,330
Total Leased Assets		$10,893	$11,328

Liabilities
Current
Current Operating Lease Liabilities	Current Portion of Operating Lease Obligations	$1,023	$688
Current Finance Lease Liabilities	Current Portion of Finance Lease Obligations	613	660
Noncurrent
Long-Term Operating Lease Liabilities	Long-Term Operating Lease Obligations, Net	8,744	8,889
Long Term Finance Lease Liabilities	Long Term Finance Lease Obligations, Net	707	1,152
Total Lease Liabilities		$11,087	$11,389

Supplemental cash flow information related to leases was as follows:

	September 30,
	2021	2020
Operating Leases
Cash paid for amounts included in the measurement of lease liabilities	$861	$686
Right-of-use assets obtained in exchange for lease obligations	$858	$4,685

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
Remaining 2021	$433	$185	$618
2022	1,735	587	2,322
2023	1,737	333	2,070
2024	1,408	280	1,688
2025	1,205	26	1,231
Thereafter	8,283	-	8,283
Total Lease Payments	$14,801	$1,411	$16,212
Less: Interest	(5,034)	(91)	(5,125)
Present Value of Lease Liabilities	$9,767	$1,320	$11,087

The lease term and discount rate at September 30, 2021 were as follows:

Weighted-Average Remaining Lease Term (Years)
Operating Leases	9.6
Finance Leases	2.6
Weighted-Average Discount Rate
Operating Leases	7.8%
Finance Leases	5.1%

NOTE 6. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.

The effective tax rate for the three months ended September 30, 2021 was 26.0% compared to 23.7% for the three months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 was 22.8% compared to 24.3% for the nine months ended September 30, 2020. The primary drivers of the change in the effective tax rate is attributable to the PPP loan forgiveness being non-taxable and additional valuation allowance created from anticipated temporary differences. There are also discrete items related to an IRS exam and return to provision adjustments from the 2020 tax return. It is more likely than not an amount payable will be due at an estimated $44k for the IRS exam. A reserve has been set up for the anticipated adjustment. We recorded an income tax expense of $646k and $638k for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 7. RESTRUCTURING CHARGES

During the first nine months of 2021, we recorded restructuring charges of $319 related to the consolidation of our production facilities and closure of our Merrifield, Minnesota facility. With the Merrifield closure, we shifted wire and cable assembly, system-level assembly and printed circuit board (PCB) manufacturing to Nortech’s other Minnesota locations. No amounts were accrued for the period ended September 30, 2021. We reduced our workforce by approximately 42 employees as a result of this facility closure.

The sale of the Merrifield facility was completed in July 2021. We recognized a gain on the sale of assets related to the restructure of $93 and $176 for the three and nine months ended September 30, 2021, respectively.

NOTE 8. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021, we did business with Printed Circuits, Inc. which was 90% owned by the Kunin family until late 2020. The Kunin family owns a majority of our stock. We had payments totaling $18 and $72 during the three and nine months ended September 30, 2021, respectively, and $0 and $28 for the three and nine months ended September 30, 2020, respectively, to Printed Circuits, Inc. The Company believes that these transactions are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a minority owner of Abilitech Medical, Inc. Mr. Kunin also was a consultant to Abilitech, which relationship ended on March 1, 2021. During 2020, Mr. Kunin earned $16 as a consultant to Abilitech. In the three months ended September 30, 2021 and 2020, Abilitech paid the Company $316 and $59, respectively, and in the nine months ended September 30, 2021 and 2020, paid the Company $1,056 and $668, respectively, for delivery of medical products. The Company believes that transactions with Abilitech are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a small minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners.  Mr. Kunin is also a member of the Board of Directors of Marpe Technologies.  The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”).  The parties were successful in receiving approval for a $1,000 conditional grant.  The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation.  The Company will meet its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the contribution will not exceed $500.  The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recoup the value of services provided to Marpe for which is not fully paid. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. As of September 30, 2021, we have received a $100 deposit, incurred expenses of $82 and recognized revenue of $78 from Marpe.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Maple Grove, Minnesota based full-service electronics manufacturing services (“EMS”) contract manufacturer of wire and cable assemblies, printed circuit board assemblies, higher-level assemblies and box builds for a wide range of industries. We provide value added engineering services and technical support including design, testing, prototyping and supply chain management to customers mainly in the medical, aerospace and defense, and industrial equipment markets. We maintain facilities in Bemidji, Blue Earth, Mankato, and Milaca, Minnesota; Monterrey, Mexico; and Suzhou, China. All of our facilities are certified to one or more of the ISO/AS standards, including 9001, AS9100 and 13485, with most having additional certifications based on the needs of the customers they serve.

Recent Developments

Global Pandemic
In March 2020, the World Health Organization recognized the outbreak of a novel coronavirus (“COVID-19”) as a pandemic. While the COVID-19 pandemic has had an impact on our operations, we have been able to continue to operate our manufacturing facilities and provide essential services to our customers. Additionally, in an effort to protect the health and safety of our employees and in compliance with state regulations, we have instituted a work-from-home policy for employees who can perform their job functions offsite, implemented social distancing requirements and other measures to allow manufacturing and other personnel essential to production to continue work within our manufacturing facilities.

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

Facility Consolidation
To further improve operational efficiencies and lower overhead costs, the Company approved on August 7, 2020, the closure of our Merrifield, Minnesota, production facility, shifting wire and cable assembly, system-level assembly and printed circuit board (PCB) manufacturing to Nortech’s other Minnesota locations. The Merrifield production facility consolidation was completed in the first quarter of 2021 and impacted approximately 42 employees, who were offered positions at other Nortech facilities in Minnesota. We entered into an agreement on February 23, 2021 with a third-party agent to sell our facility in Merrifield, MN and some related assets. The sale closed in the third quarter of 2021.

Paycheck Protection Program (PPP) and Employee Retention Credit (ERC)
In the third quarter of 2021, we applied for forgiveness for the $6.1 million Promissory Note under the PPP. We will continue to treat this Promissory Note as debt until forgiveness is granted, any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis.

In addition, we applied for the ERC for qualified wages paid in the first and second quarters of 2021 and expect to receive approximately $5.2 million in fiscal 2021 or 2022. The ERC was recorded as a reduction of the associated payroll and benefit costs on the consolidated statements of operations for the three and nine months ended September 30, 2021 and as Employee Retention Credit Receivable on the consolidated balance sheet at September 30, 2021 (see Note 1.)

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Sales	100.0%	100.0%	100.0%	100.0%
COGS	72.7	92.6	83.9	90.1
Gross Profit	27.3	7.4	16.1	9.9

Selling Expenses	1.5	2.3	2.1	2.4
General and Administrative Expenses	6.9	9.4	8.9	8.3
R&D Expenses	0.5	-	0.4	-
Restructuring Charges	0.1	-	0.4	-
Gain on Sale of Fixed Assets	(0.3)	(14.5)	(0.2)	(4.8)
Income from Operations	18.6	10.3	4.5	3.9

Other Expenses	(0.4)	(0.5)	(0.4)	(0.7)
Income Before Income Taxes	18.2	9.8	4.2	3.3

Income Tax Expense	4.2	2.3	0.8	0.8
Net Income	14.0%	7.5%	3.4%	2.5%

Net Sales

Net sales were $29.5 million in the third quarter of 2021, as compared to $26.4 million in the third quarter of the prior year, an increase of $3.1 million or 11.7%. The increase was driven primarily by net sales to the industrial market which increased by $3.4 million or 58.0% in the third quarter of 2021 as compared to the third quarter of 2020.

Net sales were $81.7 million in the nine months ended 2021, as compared to $80.3 million in the prior year, an increase of $1.4 million or 1.8%. Net sales results were varied by markets. The medical market increased by $2.8 million, or 6.2% and the industrial market increased by $3.8 million of sales or 17.2%, while net sales from the aerospace and defense markets decreased $5.0 million or 32%.

Net sales by our major EMS industry markets for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
Medical	$16,978	$14,218	19.4%	$45,389	$42,753	6.2%
Aerospace and Defense	3,092	6,206	(50.2)%	10,540	15,509	(32.0)%
Industrial	9,382	5,938	58.0%	25,777	22,001	17.2%
	$29,452	$26,362	11.7%	$81,706	$80,263	1.8%

Net sales by timing of transfer of goods and services for the three and nine months ended September 30, 2021 is as follows (in thousands):

	Three Months Ended September 30, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market

Medical	$13,762	$2,933	$282	$16,977
Aerospace and Defense	2,883	144	65	3,092
Industrial	7,468	1,757	158	9,383
Total Net Sales	$24,113	$4,834	$505	$29,452

	Nine Months Ended September 30, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market

Medical	$35,497	$8,876	$1,017	$45,390
Aerospace and Defense	9,685	527	327	$10,539
Industrial	20,385	4,832	560	$25,777
Total Net Sales	$65,567	$14,235	$1,904	$81,706

Net sales by timing of transfer of goods and services for the three and nine months ended September 30, 2020 is as follows (in thousands):

	Three Months Ended September 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market

Medical	$10,960	$1,853	$1,405	$14,218
Aerospace and Defense	5,525	16	665	6,206
Industrial	4,527	791	620	5,938
Total Net Sales	$21,012	$2,660	$2,690	$26,362

	Nine Months Ended September 30, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market

Medical	$35,835	$4,454	$2,464	$42,753
Aerospace and Defense	14,160	396	953	15,509
Industrial	17,434	3,354	1,213	22,001
Total Net Sales	$67,429	$8,204	$4,630	$80,263

Backlog

Our 90-day shipment backlog as of September 30, 2021 was $38.9 million, an increase of 12.0% from the beginning of the quarter and a 68.3% increase as compared to the prior year. Backlog for our medical customers has increased 4.2% from the beginning of the quarter and increased 71.3% from the prior year. The aerospace and defense backlog increased 43.3% from the beginning of the quarter and 26.7% from the prior year. Our industrial customers’ backlog increased 7.9% from the beginning of the quarter and increased 119.3% from the prior year. This backlog consists of firm purchase orders we expect to ship in the next 90 days.

90-day shipment backlog by our major EMS industry markets are as follows (in thousands):

	Shipment Backlog as of the Period Ended
	September 30,	June 30,	September 30,
	2021	2021	2020
Medical	$19,666	$18,879	$11,483
Aerospace and Defense	8,568	5,981	6,764
Industrial	10,657	9,874	4,860
	$38,891	$34,734	$23,108

Our 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next. Our total shipment backlog was $78.6 million at September 30, 2021 compared to $45.7 million at September 30, 2020.

Gross Profit

Gross profit as a percent of net sales for the three months ended September 30, 2021 and 2020 was 27.3% and 7.4%, respectively. Gross profit as a percentage of sales for the nine months ended September 30, 2021 and 2020 was 16.1% and 9.9%, respectively. The gross profit improvement relates primarily to the $4.7 million reduction in payroll and medical expenses related to the ERC and increased utilization as a result of the increase in sales.

Selling Expense

Selling expenses for the three months ended September 30, 2021 and 2020 was $0.4 million or 1.5% of sales and $0.6 million or 2.3% of sales, respectively. Selling expense for the nine months ended September 30, 2021 and 2020 was $1.7 million or 2.1% of sales and $1.9 million or 2.4% of sales, respectively. The decrease in selling expense for both the three and nine months ended September 30, 2021 compared to the same periods in the prior year relates primarily to the reduction in payroll and medical expenses of $0.1 million due to the ERC.

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2021 and 2020 were $2.0 million or 6.9% of sales and $2.5 million or 9.4% of sales, respectively. General and administrative expenses for the nine months ended September 30, 2021 and 2020 were $7.2 million or 8.9% of sales and $6.7 million or 8.3% of sales, respectively. The decrease in general and administrative expenses for the three months ended September 30, 2021 compared to the same period of 2020 relates primarily to the reduction in payroll and medical expenses of $0.4 million related to the ERC. The increase in general and administrative expenses for the nine months ended September 30, 2021 compared to the same period of 2020 relates primarily to an increase in professional service fees.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2021 were $0.1 million or 0.5% of sales. Research and development expenses for the nine months ended September 30, 2021 were $0.3 million or 0.4% of sales. There were minimal to no research and development expenses for the three and nine months ended September 30, 2020.

Restructuring Charges

Restructuring charges for the three months ended September 30, 2021 were approximately $23 thousand or 0.1% of sales. Restructuring charges for the nine months ended September 30, 2021 was $0.3 million or 0.4% of sales. There were no restructuring charges for the three and nine months ended September 30, 2020. The restructuring charges are due to the closure of the Merrifield facility.

Loss on Abandonment of Intangible Asset

Abandonment charges for the three and nine months ended September 30, 2021 were approximately $0.6 million. There were no abandonment charges for the three and nine months ended September 30, 2020. The charges relate to the abandonment of the Devicix tradename.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three and nine months ended September 30, 2021 was 26.0% and 22.8%, respectively, and the rate for the three and nine months ended September 30, 2020 was 22.8% and 24.3%, respectively.

Net Income

Net income for the three months and net loss for the nine months ended September 30, 2021 was $3.6 million and $2.2 million, respectively. Net income for the three and nine months ended September 30, 2020 was $2.0 million. Net income for the three and nine months ended September 30, 2021 was affected by the reduction in payroll and benefit expense for the ERC, while the three and nine months ended September 30, 2020 included a $3.8 million gain on sale of assets.

Liquidity and Capital Resources

Our 2021 sales were impacted by the ongoing COVID-19 pandemic and the related supply chain and workforce shortages. Due to the inherent uncertainty of this evolving situation, we are unable at this time to predict the likely impact of the COVID-19 pandemic on our future operations which has led to indicators of an inability to continue as a going concern. However, these indicators have been mitigated by our focus on reducing costs and minimizing capital expenditures. In addition, we believe that cash provided by operations, funds available under the credit agreement with Bank of America, N.A. (BofA), funds expected to be received for the ERC and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.

Net cash used by operating activities for the nine months ended September 30, 2021 was $2.9 million. Increases in working capital due to the higher sales and backlog drove the use of cash by operating activities, primarily in increased inventory of $5.8 million.

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

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2020 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days due to amendment to our agreement dated in December of 2020. The Company met the covenants for the period ended September 30, 2021.

The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. At September 30, 2021, we had outstanding advances of $6.0 million and we had unused availability under our line of credit of $5.8 million, supported by our borrowing base. We believe our financing arrangements and cash flows to be provided by operations will be sufficient to satisfy our future working capital needs.

On April 15, 2020, we entered into a Promissory Note with Bank of America, N.A. (the “Promissory Note”), which provides for an unsecured loan of $6.1 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which; funds were received on April 22, 2020. The Promissory Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 6 months from the date of the Promissory Note and we can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the Cares Act and applicable regulations. We applied for forgiveness in the third quarter of 2021, any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis.

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

Not applicable

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2021, our share repurchase program has expired, and no additional amounts are available for repurchase.

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*Filed herewith

Signatures

-------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries
---------------------------------------------------------

Date: November 10, 2021	by /s/ Jay D. Miller

Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: November 10, 2021	by /s/ Christopher D. Jones

Christopher D. Jones
Vice President and Chief Financial Officer
Nortech Systems Incorporated