Form 10-K
period 2021-12-31
NORTECH SYSTEMS INC
filed 2022-03-17
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2021

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $7.99 per share, was $9,858,892 on June 30, 2021.

Shares of common stock outstanding at March 9, 2022: 2,682,064.

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on May 11, 2022 have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission (the SEC) within 120 days after December 31, 2021, the end of our fiscal year.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I		PAGE

Item 1.	Business	4-7
Item 1A.	Risk Factors	8-15
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Mine Safety Disclosures	16

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Financial Statements and Supplementary Data	29-59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
Item 9A.	Controls and Procedures	60
Item 9B.	Other Information	60

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	61
Item 11.	Executive Compensation	61
Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters	61-62
Item 13.	Certain Relationships and Related Transactions, and Director Independence	62
Item 14.	Principal Accountant Fees and Services	62

PART IV

Item 15.	Exhibits and Financial Statement Schedules	63-65
	Signatures	66
	Index to Exhibits	67-69

NORTECH SYSTEMS INCORPORATED

FORM 10-K

For the Year Ended December 31, 2021

PART I

Item 1. Business

General

Nortech Systems, Inc., (“the Company”, “we”, “our”) organized in December 1990, is a provider of design and manufacturing solutions for complex electromedical devices, electromechanical systems, assemblies and components headquartered in Maple Grove, Minnesota, a suburb of Minneapolis, Minnesota. We maintain facilities and operations in Minnesota in the United States; Monterrey, Mexico; and Suzhou, China. We offer a full range of value-added engineering, technical and manufacturing services and support including project management, designing, testing, prototyping, manufacturing, supply chain management and post-market services. Our manufacturing and engineering services include complete medical devices, printed circuit board assemblies, wire and cable assemblies, and complex higher-level electromechanical assemblies. The majority of our revenue is derived from products built to the customer's design specifications.

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

Business Segment

The Company operates in the Medical, Aerospace & Defense and Industrial markets with over 50% of its revenue coming from medical device and product manufacturing and related engineering services. All of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services (“EMS”) industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ needs. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our financial information is consolidated and evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

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

Sources and Availability of Materials

We currently purchase the majority of our electronic components globally and directly from electronic component manufacturers and large electronic distributors. In 2021, we, like many other companies in our industries, experienced significant supply chain and shipping disruptions. We attempt to overcome these disruptions through advanced supply chain solutions we develop in partnership with our customers, a commitment to strong supplier partnerships and risk management tools.

Major Customers

Our largest customer accounted for approximately 26.9% and 23.4% of net sales for the years ended December 31, 2021 and 2020, respectively.

Patents and Licenses

Our success depends on our technical expertise, trade secrets, supply chain and manufacturing skills. However, during the normal course of business we have obtained or developed proprietary product requiring licensing, patent, copyright or trademark protection.

Competition

The contract manufacturing EMS industry's competitive makeup includes small closely held contract manufacturing companies, large global full-service contract manufacturers, company-owned in-house manufacturing facilities and foreign contract manufacturers. We do not believe that the small closely held operations pose a significant competitive threat in the markets and customers we serve, as they generally do not have the complete manufacturing and engineering services or capabilities required by our target customers. We believe the larger global full service and foreign manufacturers are more focused on higher volume customer engagements and we do not see them as our primary competition. We continue to see opportunities with OEM companies that have their own in-house electronic manufacturing capabilities as they evaluate their internal costs and investments against outsourcing to contract manufacturers like us. We see trends of the low volume, high mix customer demand going to a regional supply base. This is a good fit with our operations in US, Mexico and Asia. We continue to study and investigate other regions and global alternatives to meet our competitive challenges and customer requirements.

Research and Development

We perform research and development for customers on an as requested, project and program basis for development of conceptual engineering and design activities as well as products moving into production. We spent approximately $528,000 and $0 on Company-sponsored product research and development in 2021 and 2020, respectively. We continue to explore opportunities for developing proprietary manufacturing methods or products, particularly in complex wire and cable interconnect technologies.

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

Government Regulation

As a medical device manufacturer, we have additional compliance requirements. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA. To support the quality requirements of our Aerospace and Defense market customers, all our US locations are International Traffic in Arms Regulations (“ITAR”) compliant.

Human Capital Resources

We have 782 full-time and 25 part-time/temporary employees as of December 31, 2021. Manufacturing personnel, including direct, indirect support and sales functions, comprise 763 employees, while general administrative employees total 44.

Foreign Operations and Export Sales from Our Domestic Operations

We have leased manufacturing facilities in Monterrey, Mexico and Suzhou, China. Monterrey, Mexico has approximately $454,000 and $681,000 in long-term assets, and $2,800,000 and $3,117,000 of Right of Use Assets at December 31, 2021 and 2020, respectively. Suzhou, China has approximately $715,000 and $688,000 in long-term assets, and $896,000 and $307,000 of Right of Use Assets at December 31, 2021 and 2020, respectively. Export sales from our domestic operations represented 3.1% and 2.8% of net sales the years ended December 31, 2021 and 2020, respectively.

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

Risks Related to our Business

A large percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us.

Our largest customer has accounts for 26.9% and 23.4% of net sales for the years ended December 31, 2021 and 2020, respectively. The loss of a substantial portion of net sales to our largest customers could have a material adverse effect on us.

We are dependent on suppliers for components and raw materials and may experience shortages, extended lead times, cost premiums and shipment delays that would adversely affect our customers and us.

We purchase raw materials, commodities and components for use in our production. Increased costs of these materials could have an adverse effect on our production costs if we are unable to pass along price increases or reduce the other cost of goods produced through cost improvement initiatives. Fuel and energy cost increases could also adversely affect our freight and operating costs. Due to customer specifications and requirements, we are dependent on suppliers to provide critical electronic and other components and materials for our operations that could result in shortages of some of the components needed for production. Component shortages may result in an inability to deliver products on time or at all, expedited freight, overtime premiums and increased component costs. In addition to the financial impact on operations from lost revenue and increased cost, there could potentially be harm to our customer relationships. To reduce the effects of supply chain disruption for our customers, we have increased inventory significantly, which has resulted in a reduction of cash available. If we are unable to sell such inventory or sell such inventory within a reasonable timeframe, it may adversely affect our operations and financial results.

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

Our operations depend upon the continued contributions of our key management, marketing, technical, financial, accounting, product development engineers, sales people and operations personnel. We also believe that our continued success will depend upon our ability to attract, retain and develop highly skilled managerial and technical resources and direct labor resources within our highly competitive industries. Not being able to attract or retain these employees could have a material adverse effect on revenues and earnings.

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

We operate in highly competitive industries and we depend on continuing outsourcing by OEMs.

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

In addition, the majority shareholder group may have an interest in pursuing transactions that, in its judgment, could enhance its investment, even though such transactions might be inconsistent with your investment objectives.

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

Risks Related to our Assets

We are dependent on our information technology systems for order, inventory and production management, financial reporting, communications and other functions. If our information systems fail or experience major interruptions due to physical damage or loss of power on our business and our financial results could be adversely affected.

We rely on our information technology systems to effectively manage our operational and financial functions. Our computer systems, web sites, telecommunications, and data networks are vulnerable to damage or interruption from power loss, natural disasters and other sources of physical damage or disruption to the equipment which maintains, stores and hosts our information technology systems. We have taken steps to protect and create redundancies for the equipment that facilitates the use of our management information systems, but these steps may not be adequate to ensure that our operations are not disrupted by events within and outside of our control.

If our information technology systems fail or experience major interruptions, or the information technology systems of third parties that we rely upon fail or experience major interruptions, due to cyber-attacks or other activities designed to disrupt global information systems, our business and our financial results could be adversely affected.

We rely on information technology systems to effectively manage our operational and financial functions and our day-to-day functions. We increasingly rely on information technology systems to process, transmit, and store electronic information. In addition, a significant portion of internal communications, as well as communication with customers and suppliers, depends on information technology. We are exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property, other sensitive information or cash or may be the result of unintentional events. Like most companies, our information technology systems may be vulnerable to interruption due to a variety of events beyond our control, including, but not limited to, terrorist attacks, telecommunications failures, computer viruses, hackers, foreign governments, and other security issues. We have technology security initiatives and data recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, or implemented properly, or executed timely to ensure that our operations are not disrupted. Potential consequences of a material cyber incident include damage to our reputation, litigation, and increased cyber security protection and remediation costs. Such consequences could materially and adversely affect our results of operations. We have insurance coverage for cyber liability, but there can be no assurances that the amount of coverage will be adequate or that insurance proceeds will be available for a particular claim.

Financial Risks

If we fail to comply with the covenants contained in our credit agreement, we may be unable to secure additional financing and repayment obligations on our outstanding indebtedness may be accelerated.

Our credit agreement contains financial and operating covenants with which we must comply. As of December 31, 2021, we were in compliance with these covenants. However, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

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

Market Risks

Pandemics or disease outbreaks such as the current novel coronavirus (COVID-19 virus) pandemic have affected and is expected to continue to adversely affect our operations, supply chains, financial condition and results of operations.

The coronavirus (COVID-19) pandemic is affecting, and is expected to continue to affect, our operations, supply chains, financial condition and results of operations. During the current COVID-19 pandemic, the Company has experienced reduced sales, supply chain disruption, product shipping disruptions, reduced customer demand and reduced availability of workforce.

Outbreaks of epidemic, pandemic, or contagious diseases, such as, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could cause a disruption to our business. Business disruptions could include temporary closures of our facilities or the facilities of our suppliers, reduced demand from customers, unavailability or restricted availability of our material portions of our workforce, raw materials or components necessary to manufacture our products, or disruptions or restrictions on our ability to travel or to distribute our products. Any disruption of our operations, our suppliers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services. Any of these events could negatively impact our sales and have a material adverse effect on our business, financial condition, results of operations, or cash flows. The impact of COVID-19 did result in a triggering event for goodwill and long-lived assets in 2020. See Note 4, Goodwill and Other Intangible Assets, for a discussion related to a full impairment of goodwill for the year ended December 31, 2020. We concluded no impairment of long-lived assets as of December 31, 2021 or 2020.

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

Legal and Regulatory Risks

We may not meet regulatory quality standards applicable to our manufacturing and quality processes which could have an adverse effect on our business.

We are registered with the FDA and are subject to periodic inspection by the FDA for compliance with its Quality System Regulation/Medical Device Good Manufacturing Practices requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Also, our US facilities are ITAR compliant which is required for our manufacturing of defense related products. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring. If any inspection reveals noncompliance with these regulations, it could adversely affect our operations.

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

Manufacturing Facilities

Our manufacturing facilities are in good operating condition and we believe our overall production capacity is sufficient to handle our foreseeable manufacturing needs and customer requirements. The following are our manufacturing facilities as of December 31, 2021:

			Manufacturing
			Space	Office Space	Total
Location	Own/Lease	Lease End Date	Square Feet	Square Feet	Square Feet
Bemidji, MN	Lease	August 31, 2035	56,000	13,000	69,000
Blue Earth, MN	Own		92,000	48,000	140,000
Milaca, MN	Lease	June 30, 2025	15,000	5,000	20,000
Mankato, MN	Lease	August 31, 2035	43,000	15,000	58,000
Monterrey, Mexico	Lease	January 24, 2029	76,000	1,000	77,000
Suzhou, China	Lease	February 28, 2024	27,000	3,000	30,000
Suzhou, China	Lease	December 31, 2023	15,000	-	15,000
Suzhou, China	Lease	October 17, 2023	15,000	-	15,000

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 9, 2022, there were 628 shareholders of record. Our stock is listed on the NASDAQ Capital Market under the symbol “NSYS”. We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2021 or 2020. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, limitations on payments of dividends present in our current or future debt agreements, and other factors.

Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High

March 31, 2021	$6.00	$9.00
June 30, 2021	$5.45	$10.67
September 30, 2021	$7.38	$14.20
December 31, 2021	$9.02	$12.59

March 31, 2020	$2.52	$5.60
June 30, 2020	$2.91	$5.06
September 30, 2020	$3.85	$6.50
December 31, 2020	$4.22	$10.14

Equity Compensation Plan Information

Certain information with respect to our equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Minnesota, United States based full-service global EMS contract manufacturer in the Medical, Aerospace & Defense and Industrial markets offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex electromedical and electromechanical products including medical devices, wire and cable assemblies, printed circuit board assemblies, higher-level assemblies, and other box builds for a wide range of industries. We serve three major markets within the EMS industry: Aerospace and Defense, Medical, and the Industrial market which includes industrial capital equipment, transportation, vision, agriculture, oil and gas. As of December 31, 2020, we have facilities in Minnesota: Bemidji, Blue Earth, Mankato, Milaca and Maple Grove. We also have facilities in Monterrey, Mexico and Suzhou, China.

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

Facility Consolidation

To further improve operational efficiencies and lower overhead costs, the Company approved on August 7, 2020, the closure of our Merrifield, Minnesota, production facility, shifting wire and cable assembly, system-level assembly and printed circuit board (PCB) manufacturing to Nortech’s other Minnesota locations. The Merrifield production facility consolidation was completed in the first quarter of 2021, and impacted approximately 60 employees, who were offered positions at other Nortech facilities in Minnesota. This closure did not qualify for held for sale nor discontinued operations accounting.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods presented, as well as our disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including, but not limited to, long-lived assets impairment, allowance for doubtful accounts and inventory reserves.

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

Long-Lived Assets Impairment

We evaluate long-lived assets, primarily property and equipment, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. In 2020, we did evaluate that there was a triggering event, largely driven by the impacts of COVID-19, that indicated that the carrying amount of the asset group may not be recoverable. We performed the recoverability test and determined there was no impairment at December 31, 2020. In 2021, we evaluated that we did not have a triggering event occur. See Note 4, Goodwill and Other Intangible Assets.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable, historical write-offs of bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on outstanding accounts receivable. An amount of judgment is required when assessing the ability to realize accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for uncollectible accounts may be required. We believe the reserve is adequate for any exposure to loss in the December 31, 2021 accounts receivable. At December 31, 2021, our allowance for doubtful accounts was $0.3 million.

Inventory Reserves

Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. We have an evaluation process to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. We evaluate our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We believe the total reserve at December 31, 2021 of $1.3 million is adequate.

Operating Results

The following table presents our statements of operations data as percentages of total net sales for the years indicated:

	2021	2020
Net Sales	100.0%	100.0%
Cost of Goods Sold	86.2	90.7
Gross Profit	13.8	9.3

Selling Expenses	2.0	2.4
General and Administrative Expenses	8.7	8.9
Restructuring Expenses	0.3	0.0
R&D Expenses	0.4	0.0
Impairment of Goodwill	0.0	2.3
Loss on Abandonment of Intangible Asset	0.5	0.0
Gain on Sale of Property and Equipment	(0.1)	(3.7)
(Income) Loss from Operations	2.0	(0.6)

Interest Expense	(0.4)	(0.6)
PPP Loan Forgiveness	5.4	0.0
Income (Loss) Before Income Taxes	7.0	(1.2)

Income Tax Expense	0.8	0.3
Net Income (Loss)	6.2%	(1.5)%

Net Sales

Our net sales in 2021 were $115.2 million, compared to $104.1 million in 2020, an increase of $11.1 million or 10.7% that was driven by increases in our industrial and medical markets. The industrial market increased by $7.1 million or 25.0% in 2021 as compared to 2020. The medical market increased by $8.0 million or 14.5% with medical devices accounting for 22% of the increase and medical component products 78% of the increase. Net sales from the aerospace and defense markets decreased by $4.0 million or 19.4% in 2021 as compared to 2020. The overall revenue improvement was primarily due to higher production volume resulting from actions to scale the direct labor workforce and strengthen the supply chain for parts.

Net sales by our major EMS industry markets for the years ended December 31, 2021 and 2020 were as follows:

			%
(in millions)	2021	2020	Change
Medical	$63.1	$55.1	14.5
Aerospace and Defense	16.6	20.6	(19.4)
Industrial	35.5	28.4	25.0
Total Net Sales	$115.2	$104.1	10.7

Net sales by timing of transfer of goods and services for years ended December 31, 2021 and 2010 are as follows (in millions):

Year Ended December 31, 2021

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$47.3	$13.3	$2.5	$63.1
Aerospace and Defense	14.8	0.9	0.9	16.6
Industrial	27.2	6.9	1.4	35.5
Total net sales	$89.3	$21.1	$4.8	$115.2

Year Ended December 31, 2020

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$45.7	$6.4	$3.0	$55.1
Aerospace and Defense	18.9	0.5	1.2	20.6
Industrial	22.5	4.4	1.5	28.4
Total net sales	$87.1	$11.3	$5.7	$104.1

Backlog

Our 90-day backlog at December 31, 2021 increased to $36.9 million as compared to $24.3 million at the end of 2020. The 90-day backlog by our major EMS industry markets are as follows:

	Backlog as of the Year Ended
	December 31,		%
(in millions)	2021	2020	Change
Medical	$20.4	$12.5	63.2
Aerospace and Defense	7.6	5.5	38.2
Industrial	8.9	6.3	41.3
Total Backlog	$36.9	$24.3	51.9

Our 90-day backlog varies due to order size, manufacturing delays, inventory programs, contract terms and conditions and changes in timing of customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next. Our total shipment backlog was $95.0 million at December 31, 2021 compared to $48.7 million at the end of December 31, 2020.

Gross Profit

Our gross profit as a percentage of net sales was 13.8% and 9.3% for the years ended December 31, 2021 and 2020, respectively. The gross profit improvement relates primarily to the $4.7 million reduction in payroll and medical expenses related to the ERC and from an increase in utilization as a result of the sales increase.

Selling

Selling expenses were $2.4 million, or 2.0% of net sales, for the year ended December 31, 2021 and $2.5 million, or 2.4% of net sales, for the year ended December 31, 2020.

General and Administrative

General and administrative expenses were $10.0 million, or 8.7% of net sales, for the year ended December 31, 2021 and $9.3 million, or 8.9% of net sales, for the year ended 2020. The increase in general and administrative expenses compared to the prior year relates to an increase in professional service fees.

Restructuring Charges

Restructuring charges related to the closure of the Merrifield facility were $0.3 million or 0.3% of net sales for year ended December 31, 2021. There were no restructuring charges for the year ended December 31, 2020.

Research and Development Expense

Research and development expenses were $0.5 million or 0.4% of sales for the year ended December 31, 2021. There were minimal to no research and development expenses for the year ended December 31, 2020.

Impairment of Goodwill

The loss on impairment of goodwill was $0 and $2.4 million for the years ended December 31, 2021 and 2020, respectively. In our impairment test of goodwill in the fourth quarter of 2020, we concluded that goodwill was impaired due to a significant reduction of results from operations during the fourth quarter of 2020 largely a result of the COVID-19 pandemic. See Note 4, Goodwill and Other Intangible Assets.

Loss on Abandonment of Intangible Asset

Abandonment charges were approximately $0.6 million or 0.5% of net sales for the year ended December 31, 2021. There were no abandonment charges for the year ended December 31, 2020. The charges relate to the abandonment of the Devicix tradename.

Gain on Sale of Property and Equipment

The gain on sale of property and equipment was $0.1 million and $3.8 million for the years ended December 31, 2021 and 2020, respectively. This 2020 gain was due to the sale leaseback transaction relating to the manufacturing facilities in Bemidji and Mankato, Minnesota.

Income (Loss) from Operations

Our income from operations for the 2021 fiscal year was $2.3 million, an increase of $2.9 million from the 2020 fiscal year loss of $0.6 million. Income from operations was positively affected by the 2021 employee retention credits of $5.2 million along with increased utilization as a result of increased sales.

Interest Expense

Interest expense for the year ended December 31, 2021 was $0.4 million, compared with $0.6 million for the year ended December 31, 2020.

Paycheck Protection Program (PPP) Loan Forgiveness

In the fourth quarter of 2021, we received forgiveness from the Small Business Association (SBA) for the $6.1 million Promissory Note under the PPP. We recorded a PPP loan forgiveness gain of $6.2 million which is included in other income (expense) on the consolidated statement of operations and other comprehensive income (loss) for the year ended December 31, 2021.

Income Taxes

Income tax expense for the year ended December 31, 2021 was $0.9 million. Income tax expense for the year ended December 31, 2020 was $0.3 million. The effective tax rate for fiscal 2021 and 2020 was 12.0% and 20%, respectively. Our 2021 tax rate was driven by the nontaxable PPP loan forgiveness. Our 2020 tax rate was driven by the nontaxable goodwill impairment loss, the tax on global intangible low-taxed income provisions and additional valuation allowance created due to deferred tax assets generated in 2020.

The statutory reconciliation for the years ended December 31, 2021 and 2020 is as follows (in millions):

	2021	2020
Statutory Rate	$1,606	$(259)
State Income Tax	14	60
Effect of foreign operations	110	(18)
Change in State Deferred Rate	(39)	(115)
Valuation Allowance	472	101
PPP Loan Forgiveness	(1,276)	-
US Permanent differences	3	5
Federal Tax Credits	(37)	(108)
Global Intangible Low-Taxed Income Effect	391	125
Return to provision - credits, perm diffs	(481)	4
Goodwill Impairment		499
IRS Payable	121	-
Other	(25)	16
	$859	$310

Net Income (Loss)

Our net income in 2021 was $7.2 million or $2.54 per diluted common share and $2.68 per basic common share. Our net loss in 2020 was $1.5 million or $(0.58) per diluted and basic common share.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations, funds expected to be received for the ERC and cash on hand will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments.

Credit Facility

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000 that was to expire on June 15, 2022. On December 31, 2021, we renewed the credit agreement through June 15, 2026.

Under the Bank of America credit agreement, the line of credit is subject to variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 3.5% and 4.0% as of December 31, 2021 and 2020, respectively. We had borrowings on our line of credit of $9.0 million and $3.3 million outstanding as of December 31, 2021 and December 31, 2020, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings. The line of credit is shown net of debt issuance costs of $57 thousand on the consolidated balance sheet for the year ended December 31, 2021.

The line of credit with Bank of America contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2021 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2.0 million until availability is above that amount for 30 days. The Company met the covenants for the period ended December 31, 2021.

At December 31, 2021 and 2020, we had unused availability under our line of credit of $3.5 million and $8.1 million, respectively, supported by our borrowing base. The line is secured by substantially all of our assets. In the first quarter of 2022, we amended our credit agreement to include the Employee Retention Credit Receivable as security in our line of credit which improves our unused availability.

On April 15, 2020, we entered into a Promissory Note with Bank of America, N.A., which provides for an unsecured loan of $6.1 million pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which funds were received on April 22, 2020. The loan was accounted for as debt until November 3, 2021 when the $6.1 million loan and $0.1 million accrued interest was fully forgiven by the SBA. As a result, we recorded a PPP loan forgiveness gain of $6.2 which is included in other income (expense) on the consolidated statements of operations and other comprehensive income (loss) for the year ended December 31, 2021.

Our China operation has a financing agreement with China Construction Bank which provides for a line of credit arrangement of 10,000,000 Renminbi (RMB) (approximately 1.6 million USD) that will expire on June 22, 2022. This line of credit bears an interest rate of 4.5% and we had no amounts outstanding as of December 31, 2021 and 2020.

Cash flows for the years ended December 31, 2021 and 2020 are summarized as follows:

(in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$(4,540)	$1,363
Investing activities	(730)	5,500
Financing activities	3,931	(3,959)
Net change in cash	$(1,339)	$2,904

Cash used in operating activities for the year ended December 31, 2021 was $4.6 million compared to cash provided by operations of $1.4 million for the year ended December 31, 2020. Increases in working capital due to higher sales backlog as well as actions taken to address the global supply chain shortages drove the use of cash from operating activities, primarily increased inventories of $4.6 million.

Net cash used in investing activities was $0.7 million for the year ended December 31, 2021 and net cash provided by investing activities was $5.5 million for the year ended December 31, 2020, respectively. Cash used in investing activities in 2021 relates primarily to the purchase of $1.3 million of property and equipment offset by the sale of $0.6 million of property and equipment related to the Merrifield plant closure. Cash provided by investing activities in 2020 was due to the $6.0 million received from our sales leaseback transaction.

Net cash provided by financing activities in 2021 of $3.9 million consisted primarily of increased borrowing on the line of credit of $5.7 million offset by payments on long-term debt and capital leases or $1.7 million. The cash used of $3.8 million in 2020 consisted primarily of the paydown of debt from funds received from our sales leaseback.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Item 8. Financial Statements and Supplementary Data

PAGE

Report of Independent Registered Public Accounting Firm (PCAOB Firm ID 23)	30

Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020	32

Consolidated Balance Sheets as of December 31, 2021 and 2020	33

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020	34

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2021 and 2020	35

Notes to Consolidated Financial Statements	36-59

(The remainder of this page was intentionally left blank.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Nortech Systems, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nortech systems, Inc. and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved or are especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2017.

Minneapolis, Minnesota

March 17, 2022

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(IN THOUSANDS, EXCEPT SHARE DATA)

	2021	2020

Net Sales	$115,168	$104,106

Cost of Goods Sold	99,304	94,441

Gross Profit	15,864	9,665

Operating Expenses:
Selling Expenses	2,361	2,474
General and Administrative Expenses	10,002	9,253
Restructuring Expenses	327	-
R&D Expenses	483	-
Impairment of Goodwill	-	2,375
Loss on Abandonment of Intangible Asset	560	-
Gain on Sale of Property and Equipment	(141)	(3,821)
Total Operating Expenses	13,592	10,281

Income (Loss) from Operations	2,272	(616)

Other Income (Expense)
Interest Expense	(430)	(620)
PPP Loan Forgiviness Gain	6,171	-
Total Other Income (Expense)	5,741	(620)

Income (Loss) Before Income Taxes	8,013	(1,236)

Income Tax Expense	859	310

Net Income (Loss)	$7,154	$(1,546)

Income (Loss) Per Common Share:
Basic	$2.68	$(0.58)
Weighted Average Number of Common Shares
Outstanding - Basic	2,664,586	2,657,738

Diluted	$2.54	$(0.58)
Weighted Average Number of Common Shares
Outstanding - Dilutive	2,821,523	2,657,738

Other comprehensive income (loss)
Foreign currency translation	93	220
Comprehensive income (loss), net of tax	$7,247	$(1,326)

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2021 AND 2020

(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS	2021	2020
Current Assets
Cash	$643	$352
Restricted Cash	1,582	3,212
Accounts Receivable, less allowances of $328 and $343	14,548	15,625
Employee Retention Credit Receivable	5,209	-
Inventories, Net	19,434	13,917
Contract Assets	8,698	5,899
Prepaid Assets and Other Current Assets	1,660	2,032
Total Current Assets	51,774	41,037

Property and Equipment, Net	5,833	6,426
Operating Lease Assets	8,983	8,998
Other Intangible Assets, Net	501	1,173
Total Assets	$67,091	$57,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt	$-	$1,204
Current Portion of Finance Lease Obligations	601	660
Current Portion of Operating Leases	1,043	688
Accounts Payable	12,710	11,239
Accrued Payroll and Commissions	4,045	2,870
Other Accrued Liabilities	3,907	2,875
Total Current Liabilities	22,306	19,536

Long-Term Liabilities
Long-term Line of Credit	8,959	3,328
Long-Term Debt, Net of Current Maturities	-	5,865
Long-Term Finance Lease Obligations, Net of Current Portion	916	1,152
Long-Tem Operating Lease Obligations, Net of current Portion	8,695	8,889
Other Long-Term Liabilities	104	146
Total Long-Term Liabilities	18,674	19,380
Total Liabilities	40,980	38,916

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized; 2,672,064 and 2,659,628 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	15,962	15,816
Accumulated Other Comprehensive Income (Loss)	56	(37)
Retained Earnings	9,816	2,662
Total Shareholders' Equity	26,111	18,718
Total Liabilities and Shareholders' Equity	$67,091	$57,634

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(IN THOUSANDS)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$7,154	$(1,546)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation	1,774	2,002
Amortization	176	191
Compensation on Stock-Based Awards	111	68
Compensation on Equity Appreciation Rights	143	108
Loss on Abandonment of Intangible Asset	560	-
Loss on Goodwill Impairment	-	2,375
Change in Accounts Receivable Allowance	(15)	8
Change in Inventory Reserves	(860)	672
Gain on Disposal of Property and Equipment	(141)	(3,821)
PPP Loan Forgiveness Gain	(6,171)	-
Employee Retention Credit Receivable	(5,209)	-
Changes in Current Operating Items
Accounts Receivable	1,134	3,019
Inventories	(4,613)	(216)
Contract Assets	(2,799)	1,760
Prepaid Expenses and other Curent Assets	(171)	651
Income Taxes	634	(675)
Accounts Payable	1,471	(2,950)
Accrued Payroll and Commissions	1,176	(623)
Other Accrued Liabilities	1,106	340
Net Cash (Used In) Provided by Operating Activities	(4,540)	1,363

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	626	6,019
Purchase of Intangible Asset	(64)	(34)
Purchases of Property and Equipment	(1,292)	(485)
Net Cash (Used In) Provided By Investing Activities	(730)	5,500

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Line of Credit	5,688	(6,760)
Proceeds from Long-Term Debt	-	6,077
Principal Payments on Long-Term Debt	(1,128)	(2,684)
Principal Payments on Financing Leases	(664)	(592)
Stock Option Excercises	35	-
Net Cash Provided By (Used In) Financing Activities	3,931	(3,959)

Effect of Exchange Rate Changes on Cash	-	-

Net Change in Cash and Cash Equivalents	(1,339)	2,904
Cash and Cash Equivalents - Beginning of Year	3,564	660
Cash and Cash Equivalents - End of Year	$2,225	$3,564

Reconciliation of cash and restricted cash reported within the consolidated balance sheets
Cash	$643	$352
Restricted Cash	1,582	3,212
Total Cash and restricted cash reported in the consolidated statements of cash flows	$2,225	$3,564

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$316	$577
Cash Paid (Refunded) for Income Taxes	(114)	855

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	$35	$175
Property Acquired under Operating Lease	1,188	4,999
Equipment Acquired under Finance Lease	368	395
PPP Loan Forgiveness	6,171	-

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(IN THOUSANDS)

				Accumulated
			Additional	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Retained	Shareholders'
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
BALANCE DECEMBER 31, 2019	$250	$27	$15,748	$(257)	$4,208	$19,976
Net Loss	-	-	-	-	(1,546)	(1,546)
Foreign Currency Translation Adjustment	-	-	-	220	-	220
Compensation on Stock-based awards	-	-	68	-	-	68

BALANCE DECEMBER 31, 2020	250	27	15,816	(37)	2,662	18,718
Net Income	-	-	-	-	7,154	7,154
Foreign currency translation adjustment	-	-	-	93	-	93
Stock Option Exercises	-	-	35	-	-	35
Compensation on stock-based awards	-	-	111	-	-	146

BALANCE DECEMBER 31, 2021	$250	$27	$15,962	$56	$9,816	$26,111

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
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

Our manufacturing facilities are located in Bemidji, Blue Earth, Milaca, and Mankato, Minnesota as well as, Monterrey, Mexico and Suzhou, China. Products are sold to customers both domestically and internationally.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. As of December 31, 2021 we had outstanding letters of credit for $400 in total to Essjay Bemidji Holdings, LLC and Essjay Mankato Holdings, LLC. Restricted cash as of December 31, 2021 and December 31, 2020 was $1,582 and $3,212, respectively. The December 31, 2021 and 2020 restricted cash balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts was $328 and $343 at December 31, 2021 and 2020, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Employee Retention Credit (ERC) and Payroll Tax Deferral

We qualified for Employee Retention Credits on qualified wages paid in the first and second quarters of 2021 and filed for both credits in the third quarter of 2021. We recognize government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. In 2021, there was $5,209 related to Employee Retention Credits recognized as a reduction of the associated costs within cost of goods sold of $4,670, selling of $125, and general and administrative expenses of $414 on the consolidated statements of operations and within Employee Retention Credits Receivable on the consolidated balance sheets. See Note 12.

The CARES Act allowed for the deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As of December 31, 2021, there was $1,158 of social security tax payments deferred, of which 50% was required to be remitted by December 2021 and the remaining 50% by December 2022. IRS Notice 2020-22 and Notice 2021-24 provides that employers are not subject to the penalty for failing to timely deposit employment taxes under Code Section 6656 if (i) the amount of employment taxes that are not deposited (i.e., the deemed credit amount) is less than or equal to the employer’s anticipated credits (ERC) and (ii) the employer did not previously file for advance payment of these credits. We did not remit the amount due on December 31, 2021 due to our awaiting receipt of the anticipated credits under the ERC, as allowed under the above IRS Notices. The deferred amounts are recorded within accrued payroll and commissions on the condensed consolidated balance sheets.

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

Inventories are as follows:

	2021	2020
Raw materials	$18,492	$14,865
Work in process	1,678	969
Finished goods	562	242
Reserves	(1,298)	(2,159)
Total	$19,434	$13,917

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

Buildings	39 Years
Leasehold improvements	3-15 Years
Manufacturing equipment	3-7 Years
Office and other equipment	3-7 Years

Property and equipment at December 31, 2021 and 2020:

	2021	2020
Land	$148	$176
Building and Leasehold Improvements	4,083	5,999
Manufacturing Equipment	18,892	22,685
Office and Other Equipment	6,934	7,148
Accumulated Depreciation and Amortization	(24,224)	(29,582)
Total Property and Equipment, Net	$5,833	$6,426

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

Preferred Stock

Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and if declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2021 and 2020.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

Advertising

Advertising costs are charged to operations as incurred. The total amount charged to expense was $57 and $42 for the years ended December 31, 2021 and 2020, respectively.

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
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Incentive Compensation

We use a Black-Scholes option-pricing model to determine the grant date fair value of our incentive awards and recognize the expense on a straight-line basis over the vesting period. See Note 8 for additional information.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Dilutive net income (loss) per common share assumes the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding, unless their effect is antidilutive. For the year ended December 31, 2021, stock options of 156,937 were included in the computation of diluted income per common share as their impact were dilutive. There were no dilutive shares in the years ended 2020 due to the net loss.

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

Level 3: Unobservable inputs for the asset or liability, reflecting the reporting entity’s own assumptions about the assumptions that market participants would use in pricing

Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. We endeavor to use the best available information in measuring fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We utilized a Level 3 valuation in our testing of goodwill as of October 1, 2020. See Note 4, Goodwill and Intangible Assets, for more detail.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Enterprise-Wide Disclosures

Our results of operations for the years ended December 31, 2021 and 2020 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

Export sales from our domestic operations represent approximately 3.1% and 2.8% of consolidated net sales for the years ended December 31, 2021 and 2020, respectively.

Net sales by our major EMS industry markets for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Medical	$63,047	$55,098
Aerospace and Defense	16,639	20,624
Industrial	35,482	28,384
Total Net Sales	$115,168	$104,106

Noncurrent assets, excluding deferred taxes, by country are as follows:

	United States	Mexico	China	Total
December 31, 2021
Property and equipment, net	$4,664	$454	$715	$5,833
Operating Lease Assets	$5,287	2,800	896	$8,983
Other assets	$501	-	-	$501

December 31, 2020
Property and equipment, net	$5,057	$681	$688	$6,426
Operating Lease Assets	$5,574	3,117	307	$8,998
Other assets	$1,173	-	-	$1,173

Foreign Currency Transactions

The functional currency for our Mexico subsidiary is the US dollar. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense). The functional currency for our China subsidiary is the Renminbi (“RMB”). Assets and liabilities of the China operation are translated from RMB into U.S. dollars at period-end rates, while income and expense are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive loss within shareholders’ equity. The total foreign currency translation adjustment increased shareholders’ equity by $93 and $220 for the years ended December 31, 2021 and 2020, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statements of Operations. Net foreign currency transaction losses included in the determination of net earnings was $131 and $32 for the years ended December 31, 2021 and 2020, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements to enhance comparability with the current year’s financial statements. As a result, certain line items have been restated in the statement of operations to properly reflect the classification of information technology related expenses. Comparative figures have been adjusted to conform to the current year’s presentation.

The items were reclassified as follows:

	Year Ended
	December 31, 2020
	Previously Reported	After Reclassification
Cost of Goods Sold	$95,651	$94,441
General and Administrative Expenses	8,043	9,253

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as LIBOR. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 can be adopted as of March 12, 2020 and are effective through December 31, 2022. Our line of credit agreement with Bank of America was amended on December 31, 2021 to reference the Bloomberg Short-Term Bank Yield Index (BSBY) rather than LIBOR. We do not anticipate a material impact on our consolidated financial statements related to the change in index. We do not have additional material agreements that will be impacted by a change in reference rate.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
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

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances individually represented 10% or more of total accounts receivable. One customer accounted for 26.9% and 23.4% of net sales for the years ended December 31, 2021 and 2020, respectfully. Accounts receivable for one customer was 19.3% and 19.6% at December 31, 2021 and 2020, respectfully.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 78% and 84% of our revenue for the years ended December 31, 2021 and 2020, respectively. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

Contract Assets

Contract assets, recorded as such in the Consolidated Balance Sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the years ended December 31, 2021 and 2020 was as follows:

Outstanding at January 1, 2020	$7,659
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(6,795)
Product transferred over time	5,035
Outstanding at December 31, 2020	5,899
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(5,259)
Product transferred over time	8,058
Outstanding at December 31, 2021	$8,698

We expect substantially all of the remaining performance obligations for the contract assets recorded as of December 31, 2021, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following tables summarize our net sales by market for the years ended December 31, 2021 and 2020:

	Year Ending December 31, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$47,285	$13,250	$2,512	$63,047
Aerospace and Defense	14,879	861	899	16,639
Industrial	27,213	6,851	1,418	35,482
Total net sales	$89,377	$20,962	$4,829	$115,168

	Year Ending December 31, 2020
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$45,694	$6,398	$3,006	$55,098
Aerospace and Defense	18,948	454	1,222	20,624
Industrial	22,451	4,444	1,489	28,384
Total net sales	$87,093	$11,296	$5,717	$104,106

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

We evaluate the value of our goodwill annually as of October 1st or more frequently such as when events or changes in circumstances indicate there may be an impairment. We test for impairment at the reporting unit level, which we had one reporting unit (Nortech) at December 31, 2020.

We tested goodwill for impairment as of October 1, 2020 and concluded that goodwill was impaired due to a significant reduction of results from operations during the fourth quarter of 2020 that was more than expected suggesting a greater impact of the COVID-19 pandemic. We recorded a $2,375 impairment loss, which fully impaired our remaining goodwill.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Other Intangible Assets

Finite life intangible assets at December 31, 2021 and 2020 are as follows:

	Customer Relationships	Intellectual Property	Trade Names	Patents	Total
Balance at January 1, 2020	$651	$5	$631	$56	$1,343
Additions	-	-	-	21	21
Amortization	144	5	42	-	191
Balance at December 31, 2020	$507	$-	$589	$77	$1,173
Additions	-	-	-	64	64
Amortization	147	-	29	-	176
Abandonment Loss	-	-	560	-	560
Balance at December 31, 2021	$360	$-	$-	$141	$501

In 2021, we determined the fair value of the Devicix tradename was more likely than not at $0 based on management’s best estimate and recognized a $560 loss on abandonment of intangible assets.

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted average remaining amortization period of our intangible assets is 3.0 years. Patents are not being amortized as they are in process and a patent has not yet been received.

Amortization expense of finite life intangible assets was $176 and $191 for the years ended December 31, 2021 and 2020, respectively.

Estimated future annual amortization expense (except projects in process) related to these assets is approximately as follows:

Year	Amount
2022	$145
2023	145
2024	71
Total	$361

We completed our qualitative assessment of our long-lived assets as of December 31, 2021 and conclude it is more likely than not that our finite-lived intangible and other long-lived assets were not impaired. In the fourth quarter of 2020, we evaluated that there was a trigger event, largely driven by the ongoing impact of COVID-19, that indicated that the carrying amount of our long-lived assets may not be recoverable. We performed the recoverability test of our undiscounted cash flow forecast over the life of our primary asset and determined there was no impairment.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 5. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2022. On December 31, 2021, we renewed the credit agreement through June 15, 2026.

Under the amended Bank of America credit agreement signed December 31, 2021, the line of credit is subject to variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Prior to the amendment, the line of credit was subject to variations in LIBOR. Our line of credit bears interest at a weighted-average interest rate of 3.5% and 4.0% as of December 31, 2021 and 2020, respectively. We had borrowings on our line of credit of $9,016 and $3,328 outstanding as of December 31, 2021 and December 31, 2020, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings. The line of credit is shown net of debt issuance costs of $58 on the consolidated balance sheet for the year ended December 31, 2021.

The line of credit with Bank of America contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2021 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days. The Company met the covenants for the period ended December 31, 2021.

At December 31, 2021 and 2020, we had unused availability under our line of credit of $3,539 and $8,131, respectively, supported by our borrowing base. The line is secured by substantially all of our assets. In the first quarter of 2022, we amended our credit agreement to include the Employee Retention Credit Receivable as security in our line of credit which improves our unused availability.

On April 15, 2020, we entered into a Promissory Note with Bank of America, N.A., which provides for an unsecured loan of $6,077 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus, Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”) of which funds were received on April 22, 2020. The loan was accounted for as debt until November 3, 2021 when the $6,077 loan and $93 accrued interest was fully forgiven by the SBA. As a result, we recorded a PPP loan forgiveness gain of $6,170 which is included in other income (expense) on the consolidated statements of operations and other comprehensive income (loss) for the year ended December 31, 2021.

Our China operation has a financing agreement with China Construction Bank which provides for a line of credit arrangement of 10,000,000 Renminbi (RMB) (approximately 1.6 million USD) that will expire on June 22, 2022. This line of credit bears an interest rate of 4.5% and we had no amounts outstanding as of December 31, 2021 and 2020.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

There was no long-term debt at December 31, 2021. Long-term debt balances at December 31, 2020 consisted of the following (in thousands):

December 31,
2020
Term note payable - Bank of America
Real estate term note bearing interest at one-month LIBOR + 2.25% (4.3% as of December 31, 2020) with monthly payments of approximately $41,000 plus interest secured by substantially all assets.	$1,071

Promissory Note	6,077

7,148
Debt issuance Costs	(79)
Total long-term debt	7,069
Current maturities of long-term debt	(1,204)
Long-term debt - net of current maturities	$5,865

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 6. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At December 31, 2021, we do not have material lease commitments that have not commenced. We did extend and add operating leases for our manufacturing facilities in 2021.

We have financing leases for certain property and equipment used in the normal course of business.

The components of lease expense were as follows:

	December 31,	December 31,
Lease Cost	2021	2020
Operating lease cost	$2,291	$1,643
Finance lease interest cost	79	102
Finance lease amortization expense	502	637
Total lease cost	$2,872	$2,382

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$8,983	$8,998
Finance lease assets	Property, Plant and Equipment	2,052	2,330
Total leased assets		$11,035	$11,328

Liabilities
Current
Current operating lease liabilities	Current Portion of Operating Lease Obligations	$1,043	$688
Current finance lease liabilities	Current Portion of Finance Lease Obligations	601	660
Noncurrent
Long-term operating lease liabilities	Long Term Operating Lease Liabilities, Net	8,695	8,889
Long term finance lease liabilities	Long Term Finance Lease Obligations, Net	916	1,152
Total lease liabilities		$11,255	$11,389

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Supplemental cash flow information related to leases was as follows:

	December 31,	December 31,
	2021	2020
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$1,649	$1,058
Right-of-use assets obtained in exchange for lease obligations	$1,188	$4,999

The right-of use-assets obtained in exchange in for lease obligations in the year ended December 31, 2021 was largely due to leasing of additional space in our Suzhou, China facility.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2022	1,754	664	2,418
2023	1,809	409	2,218
2024	1,509	357	1,866
2025	1,255	103	1,358
2026	1,217	115	1,332
Thereafter	7,066	-	7,066
Total lease payments	$14,610	$1,648	$16,258
Less: Interest	(4,871)	(132)	(5,003)
Present value of lease liabilities	$9,739	$1,516	$11,255

The lease term and discount rate at December 31, 2021 were as follows:

Weighted-average remaining lease term (years)
Operating leases	9.4
Finance leases	3.06
Weighted-average discount rate
Operating leases	7.7%
Finance leases	5.17%

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 7. RESTRUCTURING CHARGES

In 2021, we recorded restructuring charges of $327 related to the consolidation of our production facilities and closure of our Merrifield, Minnesota facility. With the Merrifield closure, we shifted wire and cable assembly, system-level assembly and printed circuit board (PCB) manufacturing to Nortech’s other Minnesota locations. No amounts were accrued as of December 31, 2021. We reduced our workforce by approximately 42 employees as a result of this facility closure.

NOTE 8. INCOME TAXES

In December 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021. We evaluated these items in its tax computation as of December 31, 2020 and determined that the items do not have a material impact on our financial statements as of December 31, 2020. Additionally, as part of the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we received a PPP loan on April 15, 2020. The full amount of the loan and accrued interest were forgiven on November 3, 2021. This extinguishment of debt income is recorded in other income (expense) on the consolidated statements of operations and other comprehensive income for the year ended December 31, 2021. The PPP loan forgiveness will be treated as tax-exempt income due to the provisions in the CAA.

The income tax expense for the years ended December 31, 2021 and 2020 consists of the following:

	2021	2020
Current taxes - Federal	$401	$121
Current taxes - State	17	24
Current taxes - Foreign	441	165
Income tax expense	$859	$310

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The statutory rate reconciliation for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Statutory Rate	$1,606	$(259)
State Income Tax	14	60
Effect of foreign operations	110	(18)
Change in State Deferred Rate	(39)	(115)
Valuation Allowance	472	101
PPP Loan Forgiveness	(1,276)	-
US Permanent differences	3	5
Federal Tax Credits	(37)	(108)
Global Intangible Low-Taxed Income Effect	391	125
Return to provision - credits, perm diffs	(481)	4
Goodwill Impairment	-	499
IRS Payable	121	-
Other	(25)	16
	$859	$310

Income and loss from operations before income taxes was derived from the following sources:

	2021	2020
Domestic	$6,072	$(2,109)
Foreign	1,941	873
	$8,013	$(1,236)

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Deferred tax (liabilities) assets at December 31, 2021 and 2020, consist of the following:

	2021	2020
Deferred Tax
Allowance for uncollectable accounts	$80	$85
Inventories reserve	303	531
Accrued vacation	135	115
Accrued bonus	274	57
Stock-based compensation and equity appreciation rights	135	78
Other Accruals	547	-
Lease Accounting ASC 842 Lease Liability	1,555	1,405
Section 481(a) adjustment	-	798
Net operating loss carryforwards	101	82
Tax credit carryforwards	162	165
Unrealized Foreign Currency Gain	22	42
Intangibles	569	-
COGS Rev Rec Adjustment	1,776	-
COGS Offset Adjustment	(1,807)	-
Other	10	5
Total	3,862	3,363
Valuation allowance	(1,976)	(1,504)
Deferred tax assets	1,886	1,859

Accumulated Other Comprehensive Income	(297)	(61)
Lease Accounting ASC 842 Lease Asset	(1,518)	(1,386)
Property and equipment	(71)	(412)
Deferred tax liabilities	(1,886)	(1,859)
Net deferred tax assets	$-	$-

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

At December 31, 2021, for U.S. state tax purposes, we have Minnesota R&D credit carryforwards of $181 and various state net operating loss carryforwards of $296 for Iowa, $679 for Minnesota, $45 for Wisconsin. The state credits and NOLs expire at various years starting in 2024.

The tax effects from uncertain tax positions can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the years ended December 31, 2021 and 2020 (in thousands):

Balance at December 31, 2020	$50
Tax Positions - Additions	-
Tax Positions - Reductions	-
Balance at December 31, 2021	$50

Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2021 and 2020 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  As of December 31, 2021, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year 2017. Our tax year 2018 income tax return is currently under IRS audit.

NOTE 9. 401(K) RETIREMENT PLAN

We have a 401(k) profit sharing plan (the 401(k) Plan) for our employees. The 401(k) Plan is a defined contribution plan covering substantially all of our U.S. employees. Employees are eligible to participate in the Plan after completing three months of service and attaining the age of 18. Employees are allowed to contribute up to 60% of their wages to the 401(k) Plan. Historically we have matched 25% of the employees’ contributions up to 6% of covered compensation. We made contributions, net of forfeitures, of approximately $276 and $267 during the years ended December 31, 2021 and 2020, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10. INCENTIVE PLANS

Stock Options

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. There were additional shares authorized by the shareholders in March 2020 totaling 50,000. Since the last shareholders’ meeting, the Board of Directors has approved and is seeking shareholder approval of an additional 175,000 to be authorized under the plan. There were 49,000 and 42,300 options granted during the years ended December 31, 2021 and 2020, respectively.

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

A summary of option activity as of and for the years ended December 31, 2021 and 2020 as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2020	372,200	$3.85
Granted	42,300	4.34
Exercised	(14,133)	(3.78)
Cancelled	(37,727)	(3.37)
Outstanding – December 31, 2020	362,640	$3.96	7.78	$1,164
Granted	49,000	8.50
Exercised	(13,400)	3.43
Cancelled	(10,740)	3.42
Outstanding – December 31, 2021	387,500	$4.57	7.17	$2,250
Exercisable on December 31, 2021	186,700	$3.79	6.31	$1,225

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

There were 13,400 options exercised during the year ended December 31, 2021 and 14,133 options exercised during the year ended December 31, 2020. Total compensation expense related to stock options for the years ended December 31, 2021 and 2020 was $111 and $68, respectively. As of December 31, 2021, there was $400 of unrecognized compensation which will vest over the next 3.5 years.

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

During the years ended December 31, 2021 and 2020, no Units were granted.

Total compensation expense related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $143 and $108 for the years ended December 31, 2021 and 2020, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

The full extent to which COVID-19 will continue to directly or indirectly impact our business, financial condition and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. The ultimate impact of COVID-19 depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, we are unable to estimate the extent to which COVID-19 will negatively impact our financial results or liquidity.

We will continue to assess the potential impact of the COVID-19 pandemic on our business, financial condition, and results of operations. We actively manage our cash and working capital to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

NOTE 12. EMPLOYEE RETENTION CREDIT

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.

The ERC is calculated as a percentage of qualified wages (as defined in the CARES Act, as amended) paid by an eligible employer. The Company qualified for the ERC as it experienced a significant decline in gross receipts (for 2020, defined as a 50% decline in gross receipts when compared to the same calendar quarter in 2019, and for 2021, defined as a 20% decline in gross receipts when compared to the same quarter in 2019). As a small employer, all of the Company’s otherwise qualified wages were eligible for the ERC. For 2020, the ERC equaled 50 percent of an employee’s qualified wages up to $10,000 per employee per calendar quarter with a maximum annual credit for each employee of $5,000. For 2021, the ERC equaled 70 percent of an employee’s qualified wages up to $10,000 per employee per calendar quarter with a maximum annual credit of $21,000 for each employee. The Company determined that it was eligible for the ERC as revenues in the first quarter of 2021 declined more than 20% compared to the same quarter of 2019.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

As it relates to the 2020 and 2021 amounts, the Company has elected to account for the credit as a government grant. U.S. GAAP do not include grant accounting guidance for for-profit entities, therefore, the Company has elected to follow the grant accounting model in International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the Company cannot recognize any income from the grant until there is reasonable assurance (similar to the “probable” threshold in U.S. GAAP) that any conditions attached to the grant will be met and that the grant will be received. Once it is reasonably assured that the grant conditions will be met and that the grant will be received, grant income is recorded on a systematic basis over the periods in which the Company recognizes the payroll expenses for which the grant is intended to compensate. Income from the grant can be presented as either other income or as a reduction in the expenses for which the grant was intended to compensate.

During the year ended December 31, 2021 and 2020, the Company recorded ERC benefits of $5,209 as a reduction of the associated costs within cost of goods sold of $4,670, selling of $125, and general and administrative expenses of $414 on the consolidated statements of operations and within Employee Retention Credits Receivable on the consolidated balance sheet.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 13. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2021 and 2020, we did business with Printed Circuits, Inc. which was 90% owned by the Kunin family until late 2020. The Kunin family owns a majority of our stock. We had payments totaling $91 and $28 in the years ended December 31, 2021 and 2020, respectively, to Printed Circuits, Inc. The Company believes that these transactions are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a minority owner of Abilitech Medical, Inc. Mr. Kunin also was a consultant to Abilitech, which relationship ended on March 1, 2021. During 2020, Mr. Kunin earned $16 as a consultant to Abilitech. Abilitech paid the Company $1,079 and $1,095 in the years ended December 31, 2021 and 2020, respectively, for delivery of medical products. The Company believes that transactions with Abilitech are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a small minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant from the BIRD Foundation. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company will meet its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the contribution will not exceed $500. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recoup the value of services provided to Marpe for which is not fully paid. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. As of December 31, 2021, we have received a $100 deposit, incurred expenses of $169 and recognized revenue of $148 from Marpe. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework of 2013. Based on our assessment, we concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of the Registrant will be included in the Registrant's proxy statement relating to its Annual Meeting of Shareholders to be held May 11, 2022 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The company has adopted a code of conduct applicable to all officers, directors, and employees. A copy of this code of conduct will be provided to any person, without charge, upon request from Nortech c/o Chief Financial Officer 7550 Meridian Circle N # 150, Maple Grove, MN 55369.

Item 11. Executive Compensation

Information regarding executive compensation of the Registrant will be included in the Registrant's proxy statement relating to its Annual Meeting of Shareholders to be held May 11, 2022 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's proxy statement relating to its Annual Meeting of Shareholders to be held May 11, 2022 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant's proxy statement relating to its Annual Meeting of Shareholders to be held May 11, 2022 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2021.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)

Equity compensation plans approved by security holders	180,500	$4.57	37,217

Equity compensation plans not approved by security holders	-	-	-

Total	180,500	$4.57	37,217

(1)	Represents common shares issuable upon the exercise of outstanding options granted under the 2017 Incentive Compensation Plan (the 2017 Plan).

(2)	Represents common shares remaining available for issuance under the 2017 Plan of 37,217.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Registrant's proxy statement relating to its Annual Meeting of Shareholders to be held May 11, 2022 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Registrant's proxy statement relating to its Annual Meeting of Shareholders to be held May 11, 2022 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

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

10.10	Amendment to the Amended and Restated Employment Agreement with Richard Wasielewski dated December 19, 2018 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 21, 2018).**

10.11	Second Amendment dated August 13, 2019 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2019).

10.12	Employment Agreement with John Lindeen dated September 9, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2019)

10.13	Employment Agreement with Curtis Steichen dated September 17, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 18, 2019).**

10.14	Third Amendment dated November 12, 2019 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 12, 2019).

10.15	Purchase and Sale Agreement between the Company and Essjay Investment Company, LLC dated June 24, 2020 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 11, 2020)

10.16

Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Bemidji facility (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 1, 2020)

10.17

Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Mankato facility (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 1, 2020)

10.18	Fourth Amendment dated August __,2020 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.3 to Form 8-K filed September 1, 2020).

10.19	Employment Agreement with Christopher D. Jones dated November 2, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 6, 2020).**

10.20	First Amendment to Employment Agreement with Jay Miller dated November 11, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 12, 2020).**

10.21	Fifth Amendment dated December 1, 2020 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2021).

10.22	Sixth Amendment dated December 31, 2021 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 5, 2022).

10.23	Employment Agreement with Jay D. Miller dated February 27, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 3, 2022).**

10.24	Seventh Amendment dated March 4, 2022 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 10, 2022).

21	Subsidiaries of Nortech Systems Incorporated*

23	Consent of Baker Tilly US, LLP*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

Financial statements from the annual report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

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

Nortech Systems Incorporated

Registrant

By:	/s/ Jay D. Miller	March 17, 2022
Jay D. Miller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jay D. Miller	March 17, 2022
Jay D. Miller
President and Chief Executive Officer (principal executive officer) and Director

By: /s/ Christopher D. Jones	March 17, 2022
Christopher D. Jones
Chief Financial Officer (principal financial and accounting officer)

By: /s/ David B. Kunin	March 17, 2022
David B. Kunin, Chairman and Director

By: /s/ Stacy A. Kruse	March 17, 2022
Stacy A. Kruse, Director

By: /s/ Ryan P. McManus	March 17, 2022
Ryan P. McManus, Director

By: /s/ Steven J. Rosenstone	March 17, 2022
Steven J. Rosenstone, Director

By: /s/ Philip I. Smith	March 17, 2022
Philip I. Smith, Director

By: /s/ Dan Sachs	March 17, 2022
Dan Sachs, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed July 16, 1996 (File No. 333-00888)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on April 1, 2019)

10.1	Amendment dated November 5, 2014 to Employment Agreement with Michael Degen (incorporated by reference to Exhibit 99.1 to Form 8-K filed November 7, 2014)**

10.2	Restated Equity Appreciation Rights Plan dated March 11, 2015 (incorporated by reference to Appendix A to Definitive Proxy Statement filed March 24, 2015)**

10.3	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)

10.4	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 21, 2016).

10.5	2017 Stock Incentive Plan approved by shareholders May 3, 2017 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed March 22, 2017).**

10.6	Amended and Restated Employment Agreement with Richard Wasielewski dated May 15, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 19, 2017).**

10.7	Loan and Security Agreement with Bank of America N.A. dated June 15, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 21, 2017)

10.8	First Amendment dated December 29, 2017 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 8, 2018)

10.9

Lease Agreement dated February 21, 2018 by and between Manufacturing Assembly Solutions of Monterrey, Inc., a wholly owned Mexican subsidiary of the Company, and OPERADORA STIVA, S.A. DE C.V. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 27, 2018)

10.10	Amendment to the Amended and Restated Employment Agreement with Richard Wasielewski dated December 19, 2018 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 21, 2018).**

10.11	Second Amendment dated August 13, 2019 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2019).

10.12	Employment Agreement with John Lindeen dated September 9, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2019)

10.13	Employment Agreement with Curtis Steichen dated September 17, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 18, 2019).**

10.14	Third Amendment dated November 12, 2019 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 12, 2019).

10.15	Purchase and Sale Agreement between the Company and Essjay Investment Company, LLC dated June 24, 2020 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 11, 2020)

10.16

Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Bemidji facility (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 1, 2020)

10.17

Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Mankato facility (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 1, 2020)

10.18	Fourth Amendment dated August __,2020 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.3 to Form 8-K filed September 1, 2020).

10.19	Employment Agreement with Christopher D. Jones dated November 2, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 6, 2020).**

10.20	First Amendment to Employment Agreement with Jay Miller dated November 11, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 12, 2020).**

10.21	Fifth Amendment dated December 1, 2020 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2021).

10.22	Sixth Amendment dated December 31, 2021 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 5, 2022).

10.23	Employment Agreement with Jay D. Miller dated February 27, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 3, 2022).**

10.24	Seventh Amendment dated March 4, 2022 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 10, 2022).

21	Subsidiaries of Nortech Systems Incorporated*

23	Consent of Baker Tilly US, LLP*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

Financial statements from the annual report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed electronically herewith.

**	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate