Form 10-Q
period 2022-03-31
NORTECH SYSTEMS INC
filed 2022-05-10
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of shares of $.01 par value common stock outstanding at May 5, 2022 was 2,682,064.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1	-	Financial Statements

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3

		Condensed Consolidated Balance Sheets	4

		Condensed Consolidated Statements of Cash Flows	5

		Condensed Consolidated Statements of Shareholders’ Equity	6

		Condensed Notes to Consolidated Financial Statements	7

Item 2	-	Management's Discussion and Analysis of Financial Condition And Results of Operations	18

Item 3	-	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4	-	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings	26

Item 1A.	-	Risk Factors	26

Item 2	-	Unregistered Sales of Equity Securities, Use of Proceeds	26

Item 3	-	Defaults on Senior Securities	26

Item 4	-	Mine Safety Disclosures	26

Item 5	-	Other Information	26

Item 6	-	Exhibits	27

SIGNATURES			28

PART

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2022	2021

Net Sales	$30,711	$22,072

Cost of Goods Sold	26,667	20,511

Gross Profit	4,044	1,561

Operating Expenses
Selling Expenses	833	721
General and Administrative Expenses	2,729	2,796
Research and Development Expenses	328	-
Restructuring Charges	-	219
Gain on Sale of Assets	(15)	-

Total Operating Expenses	3,875	3,736

Income (Loss) From Operations	169	(2,175)

Other Expense
Interest Expense	(98)	(86)

Income (Loss) Before Income Taxes	71	(2,261)

Income Tax Benefit	(67)	(707)

Net Income (Loss)	$138	$(1,554)

Net Income (Loss) Per Common Share:

Basic (in dollars per share)	$0.05	$(0.58)
Weighted Average Number of Common Shares Outstanding - Basic (in shares)	2,680,731	2,659,132

Diluted (in dollars per share)	$0.05	$(0.58)
Weighted Average Number of Common Shares Outstanding - Diluted (in shares)	2,871,901	2,659,132

Other comprehensive income (loss)
Foreign currency translation	5	(34)
Comprehensive income (loss), net of tax	$143	$(1,588)

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31, 2022	DECEMBER 31, 2021(1)
ASSETS	(Unaudited)
Current Assets
Cash	$841	$643
Restricted Cash	776	1,582
Accounts Receivable, less allowances of $366 and $328	14,695	14,548
Employee Retention Credit Receivable	5,209	5,209
Inventories, Net	21,187	19,434
Contract Assets	8,114	8,698
Prepaid Expenses and Other Current Assets	1,996	1,660
Total Current Assets	52,818	51,774

Property and Equipment, Net	5,922	5,833
Operating Lease Assets	8,706	8,983
Other Intangible Assets, Net	465	501
Total Assets	$67,911	$67,091

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Finance Lease Obligations	$508	$601
Current Portion of Operating Lease Obligations	1,080	1,043
Accounts Payable	14,012	12,710
Accrued Payroll and Commissions	4,890	4,045
Other Accrued Liabilities	4,223	3,907
Total Current Liabilities	24,713	22,306

Long-Term Liabilities
Long Term Line of Credit	7,526	8,959
Long Term Finance Lease Obligations, Net	824	916
Long-Term Operating Lease Obligations, Net	8,411	8,695
Other Long-Term Liabilities	102	104
Total Long-Term Liabilities	16,863	18,674

Total Liabilities	41,576	40,980

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,682,064 and 2,672,064 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	16,043	15,962
Accumulated Other Comprehensive Loss	61	56
Retained Earnings	9,954	9,816
Total Shareholders' Equity	26,335	26,111
Total Liabilities and Shareholders' Equity	$67,911	$67,091

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

(1) The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$138	$(1,554)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided By (Used In) Operating Activities:
Depreciation and Amortization	486	477
Compensation on Stock-Based Awards	48	21
Compensation on Equity Appreciation Rights	-	13
Loss on Held for Sales	-	28
(Gain) Loss on Disposal of Property and Equipment	(15)	31
Change in Accounts Receivable Allowance	38	379
Change in Inventory Reserves	97	(394)
Changes in Current Operating Items
Accounts Receivable	(188)	2,732
Inventories	(1,852)	(2,777)
Contract Assets	585	(778)
Prepaid Expenses and other Curent Assets	(263)	(299)
Income Taxes	(168)	(796)
Accounts Payable	1,302	1,553
Accrued Payroll and Commissions	845	721
Other Accrued Liabilities	438	(253)
Net Cash Provided By (Used In) Operating Activities	1,491	(896)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	15	-
Purchase of Intangible Asset	-	(64)
Purchases of Property and Equipment	(529)	(208)
Net Cash Used In Investing Activities	(514)	(272)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Line of Credit	(1,434)	(1,128)
Principal Payments on Long-Term Debt	-	(125)
Principal Payments on Financing Leases	(184)	(162)
Stock Option Excercises	33	-
Net Cash Provided Used In Financing Activities	(1,585)	(1,415)

Effect of Exchange Rate Changes on Cash	-	1

Net Change in Cash and Cash Equivalents	(608)	(2,582)
Cash and Cash Equivalents - Beginning of Year	2,225	3,564
Cash and Cash Equivalents - End of Year	$1,617	$982

Reconciliation of cash and restricted cash reported within the consolidated balance sheets
Cash	$841	$384
Restricted Cash	776	598
Total Cash and restricted cash reported in the consolidated statements of cash flows	$1,617	$982
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$94	$59
Cash Paid During the Period for Income Taxes	-	97

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	-	214
Property Acquired Under Operating Lease	-	858

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

(IN THOUSANDS)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity

BALANCE DECEMBER 31, 2020	$250	$27	$15,816	$(37)	$2,662	$18,718
Net Loss	-	-	-	-	(1,554)	(1,554)
Foreign currency translation adjustment	-	-	-	(34)	-	(34)
Compensation on stock-based awards	-	-	21	-	-	21

BALANCE MARCH 31, 2021	$250	$27	$15,837	$(71)	$1,108	$17,151

BALANCE DECEMBER 31, 2021	$250	$27	$15,962	$56	$9,816	$26,111
Net Income	-	-	-	-	138	138
Foreign currency translation adjustment	-	-	-	5	-	5
Stock option exercises	-	-	33	-	-	33
Compensation on stock-based awards	-	-	48	-	-	48

BALANCE MARCH 31, 2022	$250	$27	$16,043	$61	$9,954	$26,335

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the interim periods have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Stock-Based Awards

Stock Options

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. There were additional shares authorized by the shareholders in March 2020 totaling 50,000. Since the last shareholders’ meeting, the Board of Directors has approved and is seeking shareholder approval of an additional 75,000 shares to be authorized under the plan.

We granted 21,000 service-based options and 21,000 market condition options to Jay Miller per his employment agreement signed February 27, 2022. The market condition options vest if certain stock prices are exceeded between February 27, 2024 and February 27, 2028. There were an additional 32,000 employee grants during the three months ended March 31, 2022, for a total of 74,000 options granted during the three months ended March 31, 2022. There were no options granted during the three months ended March 31, 2021.

Total compensation expense related to stock options was $43 and $21 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $816 of unrecognized compensation which will vest over the next 3.96 years.

Following is the status of all stock options as of March 31, 2022:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2022	387,500	$4.57
Granted	74,000	10.73
Exercised	(10,000)	3.43
Cancelled	(600)	3.29
Outstanding - March 31, 2022	450,900	$5.58	7.12	$2,063
Exercisable - March 31, 2022	204,500	$3.92	6.32	$889

Restricted Stock Units

During the three months ended March 31, 2022, we granted 21,000 restricted stock units (“RSUs”) under our 2017 Stock Incentive Plan to non-employee directors which vest over two years. There were no RSUs outstanding prior to the three months ended March 31, 2022. Total compensation expense related to the RSUs were $5 and $0 for the three months ended March 31, 2022 and 2021, respectively. Total unrecognized compensation expense related to the RSUs was $243, which will vest over the next 1.96 years. The RSUs granted in the three months ended March 31, 2022 had a grant price of $11.80 per share with a weighted average remaining contractual term of 9.96 years. No RSUs vested during the three months ended March 31, 2022.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors adopted the Nortech Systems Incorporated Equity Appreciation Rights Plan (“2010 Plan”). The total number of Equity Appreciation Right Units (“Units”) that can be issued under the 2010 Plan shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015. There were no units granted during the three months ended March 31, 2022 or March 31, 2021.

The 100,000 units outstanding at December 31, 2021 were paid on March 29, 2022. As of March 31, 2022, there are no units outstanding. Total compensation expense related to the vested outstanding Units based on the estimated appreciation over their remaining terms was $0 and $143 for the three months ended March 31, 2022 and 2021, respectively.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Dilutive net income (loss) per common share assumes the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding, unless their effect is antidilutive. All stock options and restricted stock units, while outstanding, are considered common stock equivalents. For the three months ended March 31, 2022 there were 191,170 diluted shares with $0.02 earnings per diluted share. For the three months ended March 31, 2021, all stock options were deemed to be antidilutive as there was a net loss and, therefore, were not included in the computation of income per common share amount.

We had outstanding stock options totaling 51,911 and RSUs totaling 21,000 that are not considered in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive for the three months ended March 31, 2022.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. As of March 31, 2022 we had outstanding letters of credit for $400 in total to Essjay Bemidji Holdings, LLC and Essjay Mankato Holdings, LLC. Restricted cash as of March 31, 2022 was $776. The March 31, 2022 restricted cash balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Trade accounts receivable have been reduced by an allowance for doubtful accounts of $366 at March 31, 2022 and $328 at December 31, 2021.

Inventories

Inventories are stated at the lower of average cost (which approximates first-in, first out) or net realizable value. Costs include material, labor, and overhead required in the warehousing and production of our products. Inventory reserves are maintained for the estimated value of the inventories that may have a lower value than stated or quantities in excess of future production needs.

Inventories are as follows:

	March 31, 2022	December 31, 2021
Raw Materials	$20,221	$18,492
Work in Process	1,796	1,678
Finished Goods	565	562
Reserves	(1,395)	(1,298)

Total	$21,187	$19,434

Other Intangible Assets

Other intangible assets at March 31, 2022 and December 31, 2021 are as follows:

	Customer Relationships	Trade Names	Patents	Total
Balance at January 1, 2021	$507	$589	$77	$1,173
Additions	-	-	64	64
Amortization	147	29	-	176
Abandonment Loss	-	560	-	560
Balance at December 31, 2021	360	-	141	501
Amortization	36	-	-	36
Balance at March 31, 2022	$324	$-	$141	$465

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted-average remaining amortization period of our intangible assets is 2.5 years. Patents are not being amortized as they are in process and a patent has not yet been received.

Amortization expense of finite life intangible assets for the three months ended March 31, 2022 and 2021 was $36 and $46, respectively.

Estimated future annual amortization expense (not including the patents in process) related to these assets is approximately as follows:

Year	Amount
Remainder of 2022	$109
2023	145
2024	70
Total	$324

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

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $1,617 in cash and restricted cash at March 31, 2022, approximately $769 and $63 was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances individually represented 10% or more of total accounts receivable. One customer accounted for 23% and 29% of net sales for the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022, two customers represented approximately 35% of our total accounts receivable. At December 31, 2021, one customer represented approximately 19% of our total accounts receivable.

Export sales represented approximately 5% and 4% of net sales for the three months ended March 31, 2022 and 2021, respectively.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 73% and 75% of our revenue for the three months ended March 31, 2022 and 2021, respectively. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment.

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

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheets, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the three months ended March 31, 2022 was as follows (in thousands):

Three Months Ended March 31, 2022
Outstanding at January 1, 2022	$8,698
Increase (decrease) attributed to:
Transferred to receivables from contract assets recognized	(7,773)
Product transferred over time	7,189
Outstanding at March 31, 2022	$8,114

We expect substantially all the remaining performance obligations for the contract assets recorded as of March 31, 2022, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the three ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31, 2022
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$9,806	$4,915	$544	$15,265
Industrial	6,529	1,791	347	8,667
Aerospace and Defense	6,057	425	296	6,778
Total net sales	$22,392	$7,131	$1,187	$30,710

	Three Months Ended March 31, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$8,959	$2,893	$490	$12,342
Industrial	4,630	1,336	252	6,218
Aerospace and Defense	3,064	262	186	3,512
Total net sales	$16,653	$4,491	$928	$22,072

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2026.

Under the amended Bank of America credit agreement signed December 31, 2021, the line of credit is subject to variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 3.6% and 3.5% as of March 31, 2022 and December 31, 2021, respectively. We had borrowings on our line of credit of $7,579 and $9,016 outstanding as of March 31, 2022 and December 31, 2021, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings. The line of credit is shown net of debt issuance costs of $53 and $58 on the consolidated balance sheet for the periods ended March 31, 2022 and December 31, 2021, respectively.

The line of credit and real estate term notes with Bank of America contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2020 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days. The Company met the covenants for the period ended March 31, 2022.

At March 31, 2022, we had unused availability under our line of credit of $8,021 supported by our borrowing base. The line is secured by substantially all of our assets. In the first quarter of 2022, we amended our credit agreement to include the Employee Retention Credit Receivable as security in our line of credit which improved our unused availability.

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At March 31, 2022, we do not have material lease commitments that have not commenced.

The components of lease expense were as follows:

	March 31,	March 31,
Lease Cost	2022	2021
Operating lease cost	$581	$531
Finance lease interest cost	94	23
Finance lease amortization expense	182	163
Total lease cost	$857	$717

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	March 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease assets	$8,706	$8,983
Finance lease assets	Property, Plant and Equipment	1,869	2,052

Total leased assets		$10,575	$11,035

Supplemental cash flow information related to leases was as follows:

	March 31,	March 31,
	2022	2021
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$434	$357
Right-of-use assets obtained in exchange for lease obligations	$-	$858

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
Remaining 2022	$1,321	$460	$1,781
2023	1,810	409	2,219
2024	1,509	357	1,866
2025	1,255	103	1,358
2026	1,217	115	1,332
Thereafter	7,066	-	7,066
Total lease payments	$14,178	$1,444	$15,622
Less: Interest	(4,687)	(112)	(4,799)
Present value of lease liabilities	$9,491	$1,332	$10,823

The lease term and discount rate at March 31, 2022 were as follows:

Weighted-average remaining lease term (years)
Operating leases	9.3
Finance leases	3.0
Weighted-average discount rate
Operating leases	7.7%
Finance leases	5.2%

NOTE 6. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three months ended March 31, 2022 and 2021 was (94)% and 31%, respectively. The primary drivers of the change in the effective tax rate is attributable to the US loss compared to book income on foreign entities and expected US book income for the year. There are also discrete items related to a release of valuation allowance from use of state attributes and non-qualified options exercised over book value.

NOTE 7. RESTRUCTURING CHARGES

During the first quarter of 2021, we recorded restructuring charges of $219 related to the consolidation of our production facilities and closure of our Merrifield, Minnesota facility. Loss on held for sale assets, relating to write downs to fair value, was $28 during the three months ended March 31, 2021. There were no restructuring charges or amounts accrued in the three months ended March 31, 2022.

NOTE 8. EMPLOYEE RETENTION CREDIT

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

At March 31, 2022 and December 31, 2021, the Company has ERC benefits of $5,209 within Employee Retention Credits Receivable on the condensed consolidated balance sheet.

NOTE 9. RELATED PARTY TRANSACTIONS

David Kunin, our Chairman, is a minority owner of Abilitech Medical, Inc. Mr. Kunin also was a consultant to Abilitech, which relationship ended on March 1, 2021. In the three months ended March 31, 2022 and 2021, Abilitech paid the Company $54 and $268, respectively, for delivery of medical products. The Company believes that transactions with Abilitech are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company will meet its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the contribution will not exceed $500. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recoup the value of services provided to Marpe for which is not fully paid. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. During the three months ended March 31, 2022, we incurred expenses of $80 and recognized revenue of $89. There were no expenses incurred or revenue recognized for the three months ended March 31, 2021. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

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

Recent Developments

Global Pandemic

The COVID-19 pandemic continued to impact our business in the first quarter of 2022 primarily driven by the emergence of the Omicron variant with a resulting increase in COVID cases in early 2022. During the first quarter of 2022, our performance was also adversely affected by continued supply chain disruptions and delays. The full extent to which COVID-19 will directly or indirectly impact our business, financial condition, and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

We will continue to assess the current and potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations. We actively manage our cash and working capital to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net Sales	100.0%	100.0%
Cost of Goods Sold	86.8	92.9
Gross Profit	13.2	7.1

Selling Expenses	2.7	3.3
General and Administrative Expenses	8.9	12.7
R&D Expenses	1.1	-
Restructuring Charges	-	1.0
Gain on Sale of Property and Equipment	(0.1)	-
(Loss) Income from Operations	0.6	(9.9)

Interest Expense	(0.3)	(0.3)
(Loss) Income Before Income Taxes	0.3	(10.2)

Income Tax (Benefit) Expense	(0.2)	(3.2)
Net (Loss) Income	0.5%	(7.0)%

Net Sales

Net sales were $30.7 million in the first quarter of 2022, as compared to $22.1 million in the first quarter of the prior year, an increase of $8.6 million or 38.9% that was driven primarily due to higher production volume as well as price increases to counteract higher material and labor cost. We have also taken actions to scale the direct labor workforce and strengthen the supply chain for parts.

Net sales by our major industry markets for the three months ended March 31, 2022 and 2021 were as follows (in millions):

	Three months Ended March 31,
	2022	2021	% Change
Medical	$15.2	$12.3	23.6
Industrial	8.7	6.2	40.3
Aerospace and Defense	6.8	3.6	88.9
Total Net Sales	$30.7	$22.1	38.9

Net sales by timing of transfer of goods and services for the three ended March 31, 2022 is as follows (in millions):

	Three Months Ended March 31, 2022
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$9.8	$4.9	$0.5	$15.2
Industrial	6.5	1.8	0.4	8.7
Aerospace and Defense	6.1	0.4	0.3	6.8
Total net sales	$22.4	$7.1	$1.2	$30.7

Net sales by timing of transfer of goods and services for the three ended March 31, 2021 is as follows (in millions):

	Three Months Ended March 31, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$9.0	$2.9	$0.5	$12.4
Industrial	4.6	1.3	0.3	6.2
Aerospace and Defense	3.1	0.3	0.1	3.5
Total net sales	$16.7	$4.5	$0.9	$22.1

Backlog

Our 90-day shipment backlog as of March 31, 2022 was $35.4 million, a 4.1% decrease from the beginning of the quarter and a 13.8% increase from March 31, 2021. Backlog for our medical customers decreased 3.4% from the beginning of the quarter and increased 23.9% from the prior year. Our industrial customers’ backlog increased 9.0% from the beginning of the quarter and decreased 4.0% from the prior year. The aerospace and defense backlog decreased 21.1% from the beginning of the quarter and increased 17.6% from the prior year. Our backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be transferred within 180 days.

90-day shipment backlog by our major industry markets are as follows (in millions):

	Shipment Backlog as of the Period Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Medical	$19.7	$20.4	$15.9
Industrial	9.7	8.9	10.1
Aerospace and Defense	6.0	7.6	5.1
Total 90-Day Backlog	$35.4	$36.9	$31.1

Our 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next. Our total shipment backlog was $97.6 million and $62.8 million as of March 31, 2022 and March 31, 2021, respectively. This backlog contains the contract assets which have been recognized as revenue.

Gross Profit

Gross profit as a percent of net sales 13.2% and 7.1% for the three months ended March 31, 2022 and 2021, respectively.  The gross profit improvement was primarily driven by higher production volume which increased plant utilization. Additionally, we did implement price increases in response to material and labor cost inflation.

Selling Expense

Selling expenses for the three months ended March 31, 2022 and 2021 was $0.8 million or 2.7% of sales and $0.7 million or 3.3% of sales, respectively.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2022 and 2021 were held relatively flat, and are generally fixed in nature, at $2.7 million or 8.9% of sales and $2.8 million or 12.7% of sales, respectively.

Restructuring Charges

Restructuring charges for the three months ended March 31, 2021 was $0.2 million or 1.0% of sales. The restructuring charges are due to the closure of the Merrifield facility during 2021.

Research and Development Expense

Research and development expenses were $0.3 million or 1.1% of net sales for the three months ended March 31, 2022. There were no research and development expenses for the three months ended March 31, 2021.

Income (Loss) From Operations

First quarter 2022 income from operations was $169 thousand compared to a loss from operations of $2.3 million for the first quarter in 2021, driven by the increase in sales and gross margin as a percent of sales.

Interest Expense

Interest expense was $98 thousand and $86 thousand for the three months ended March 31, 2022 and 2021, respectively. The increase in interest expense relates to increased borrowings on the line of credit in the first quarter of 2022 compared to the first quarter of 2021.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three months ended March 31, 2022 and 2021 was (94)% and 31%, respectively. The primary drivers of the change in the effective tax rate is attributable to the US loss compared to book income on foreign entities and expected US book income for the year. There are also discrete items related to a release of valuation allowance from use of state attributes and NQO options exercised over book value.

Net Income (Loss)

Net income for the three months ended March 31, 2022 was $138 thousand or $0.05 per basic and diluted common share. Net loss for the three months ended March 31, 2021 of $1.6 million or $0.58 per basic and diluted common share.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations, funds expected to be received for the ERC and cash on hand will be sufficient to satisfy our working capital needs for the next twelve months, capital expenditures and debt repayments.

Credit Facility

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2026.

Under the amended Bank of America credit agreement signed December 31, 2021, the line of credit is subject to variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 3.6% and 3.5% as of March 31, 2022 and December 31, 2021, respectively. We had borrowings on our line of credit of $7.6 million and $9.0 million outstanding as of March 31, 2022 and December 31, 2021, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings. The line of credit is shown net of debt issuance costs of $53 thousand and $57 thousand on the consolidated balance sheet for the periods ended March 31, 2022 and December 31, 2021, respectively.

The line of credit and real estate term notes with Bank of America contain certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2020 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2.0 million until availability is above that amount for 30 days days. The Company met the covenants for the period ended March 31, 2022.

At March 31, 2022, we had unused availability under our line of credit of $8.0 million supported by our borrowing base. The line is secured by substantially all of our assets. In the first quarter of 2022, we amended our credit agreement to include the Employee Retention Credit Receivable as security in our line of credit which improved our unused availability.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results could differ from these estimates.

Forward-Looking Statements

Those statements in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

♦	Volatility in the marketplace which may affect market supply, demand of our products or currency exchange rates;
♦	Supply chain disruption and unreliability;
♦	Lack of supply of sufficient human resources to produce our products;
♦	Increased competition from within the EMS industry or the decision of OEMs to cease or limit outsourcing;
♦	Changes in the reliability and efficiency of our operating facilities or those of third parties;
♦	Increases in certain raw material costs such as copper and oil;
♦	Commodity and energy cost instability;
♦	Risks related to FDA noncompliance;
♦	The loss of a major customer;
♦	General economic, financial and business conditions that could affect our financial condition and results of operations;
♦	Increased or unanticipated costs related to compliance with securities and environmental regulation;
♦	Disruption of global or local information management systems due to natural disaster or cyber-security incident;
♦	Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus that affect our operations, our customers' operations or our suppliers' operations.

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

Please refer to forward-looking statements and risks as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

ITEM 1A. RISK FACTORS

We are affected by the risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended under the heading “Part I – Item 1A.Risk Factors.” There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2022, our share repurchase program has expired, and no additional amounts are available for repurchase.

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

Signatures

---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

-------------------------------------------------------------

Date: May 10, 2022	by /s/ Jay D. Miller

Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: May 10, 2022	by /s/ Christopher D. Jones

Christopher D. Jones
Vice President and Chief Financial Officer
Nortech Systems Incorporated