Form 10-Q
period 2022-06-30
NORTECH SYSTEMS INC
filed 2022-08-10
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of shares of $.01 par value common stock outstanding at August 5, 2022 was 2,683,513.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021

Net Sales	$32,518	$30,182	$63,229	$52,254

Cost of Goods Sold	27,514	26,597	54,181	47,108

Gross Profit	5,004	3,585	9,048	5,146

Operating Expenses
Selling Expenses	960	571	1,793	1,292
General and Administrative Expenses	2,668	2,418	5,397	5,214
Research and Development Expenses	351	207	679	207
Restructuring Charges	-	77	-	296
Gain on Sale of Assets	-	(94)	(15)	(94)

Total Operating Expenses	3,979	3,179	7,854	6,915

Income (Loss) From Operations	1,025	406	1,194	(1,769)

Other Expense
Interest Expense	(117)	(116)	(215)	(202)

Income (Loss) Before Income Taxes	908	290	979	(1,971)

Income Tax Expense (Benefit)	189	111	122	(596)

Net Income (Loss)	$719	$179	$857	$(1,375)

Net Income (Loss) Per Common Share:

Basic (in dollars per share)	$0.27	$0.07	$0.32	$(0.52)
Weighted Average Number of Common Shares Outstanding - Basic (in shares)	2,683,131	2,658,926	2,681,931	2,659,028

Diluted (in dollars per share)	$0.25	$0.06	$0.30	$(0.52)
Weighted Average Number of Common Shares Outstanding - Diluted (in shares)	2,886,755	2,767,991	2,879,216	2,659,028

Other comprehensive (loss) income
Foreign currency translation	(244)	58	(239)	24
Comprehensive income (loss), net of tax	$475	$237	$618	$(1,351)

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30	DECEMBER 31,
	2022	2021(1)
	(Unaudited)
ASSETS
Current Assets
Cash	$944	$643
Restricted Cash	231	1,582
Accounts Receivable, less allowances of $297 and $328	16,468	14,548
Employee Retention Credit Receivable	5,209	5,209
Inventories, Net	22,970	19,434
Contract Assets	9,070	8,698
Prepaid Expenses and Other Current Assets	1,563	1,660
Total Current Assets	56,455	51,774

Property and Equipment, Net	6,144	5,833
Operating Lease Assets	8,420	8,983
Other Intangible Assets, Net	471	501
Total Assets	$71,490	$67,091

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Finance Lease Obligations	$447	$601
Current Portion of Operating Lease Obligations	1,099	1,043
Accounts Payable	14,108	12,710
Accrued Payroll and Commissions	3,961	4,045
Other Accrued Liabilities	4,675	3,907
Total Current Liabilities	24,290	22,306

Long-Term Liabilities
Long Term Line of Credit	11,360	8,959
Long Term Finance Lease Obligations, Net	734	916
Long-Term Operating Lease Obligations, Net	8,103	8,695
Other Long-Term Liabilities	100	104
Total Long-Term Liabilities	20,297	18,674

Total Liabilities	44,587	40,980

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,683,513 and 2,672,064 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	16,136	15,962
Accumulated Other Comprehensive (Income) Loss	(183)	56
Retained Earnings	10,673	9,816
Total Shareholders' Equity	26,903	26,111
Total Liabilities and Shareholders' Equity	$71,490	$67,091

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

(1) The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$857	$(1,375)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided By (Used In) Operating Activities:
Depreciation and Amortization	967	967
Compensation on Stock-Based Awards	141	160
Change in Accounts Receivable Allowance	(31)	116
Change in Inventory Reserves	(103)	(655)
Gain on Sale of Assets	(15)	(94)
Changes in Current Operating Items
Accounts Receivable	(1,986)	(1,153)
Inventories	(3,540)	(3,719)
Contract Assets	(372)	(1,019)
Prepaid Expenses and other Curent Assets	89	(286)
Income Taxes	(63)	(757)
Accounts Payable	1,346	1,576
Accrued Payroll and Commissions	(84)	686
Other Accrued Liabilities	854	120
Net Cash Used In Operating Activities	(1,940)	(5,433)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	15	94
Purchase of Intangible Asset	(41)	(77)
Purchases of Property and Equipment	(1,182)	(659)
Net Cash Used In Investing Activities	(1,208)	(642)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Line of Credit	2,394	4,339
Principal Payments on Long-Term Debt	-	(249)
Principal Payments on Financing Leases	(336)	(326)
Debt Issuance Costs	7	-
Stock Option Excercises	33	-
Net Cash Provided By Financing Activities	2,098	3,764

Net Change in Cash and Cash Equivalents	(1,050)	(2,311)
Cash and Cash Equivalents - Beginning of Period	2,225	3,564
Cash and Cash Equivalents - End of Period	$1,175	$1,253

Reconciliation of cash and restricted cash reported within the consolidated balance sheets
Cash	$944	$661
Restricted Cash	231	592
Total Cash and restricted cash reported in the consolidated statements of cash flows	$1,175	$1,253
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$198	$81
Cash Paid During the Period for Income Taxes	20	156

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	52	-
Property Acquired Under Operating Lease	-	858

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)

				Accumulated
			Additional	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Retained	Shareholders'
	Stock	Stock	Capital	Loss	Earnings	Equity

BALANCE MARCH 31, 2021	$250	$27	$15,837	$(71)	$1,108	$17,151
Net Income	-	-	-	-	179	179
Foreign currency translation adjustment	-	-	-	58	-	58
Compensation on stock-based awards	-	-	25	-	-	25

BALANCE JUNE 30, 2021	$250	$27	$15,862	$(13)	$1,287	$17,413

BALANCE DECEMBER 31, 2020	$250	$27	$15,816	$(37)	$2,662	$18,718
Net Loss	-	-	-	-	(1,375)	(1,375)
Foreign currency translation adjustment	-	-	-	24	-	24
Compensation on stock-based awards	-	-	46	-	-	46

BALANCE JUNE 30, 2021	$250	$27	$15,862	$(13)	$1,287	$17,413

BALANCE MARCH 31, 2022	$250	$27	$16,043	$61	$9,954	$26,335
Net Income	-	-	-	-	719	719
Foreign currency translation adjustment	-	-	-	(244)	-	(244)
Compensation on stock-based awards	-	-	93	-	-	93

BALANCE JUNE 30, 2022	$250	$27	$16,136	$(183)	$10,673	$26,903

BALANCE DECEMBER 31, 2021	$250	$27	$15,962	$56	$9,816	$26,111
Net Income	-	-	-	-	857	857
Foreign currency translation adjustment	-	-	-	(239)	-	(239)
Stock option exercises	-	-	33	-	-	33
Compensation on stock-based awards	-	-	141	-	-	141

BALANCE JUNE 30, 2022	$250	$27	$16,136	$(183)	$10,673	$26,903

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

Stock-Based Awards

Stock Options

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. An additional 50,000 and 175,000 shares were authorized by the shareholders in March 2020 and May 2022, respectively.

We granted 0 and 21,000 market condition options to our Chief Executive Officer during the three and six months ended June 30, 2022, respectively. The market condition options vest if certain stock prices are exceeded between February 27, 2024 and February 27, 2028. We granted 13,000 and 66,000 service-based options during the three and six months ended June 30, 2022, respectively. Total option grants for the three and six months ended June 30, 2022 were 13,000 and 108,000, respectively. There were 3,000 stock options granted during the six months ended June 30, 2021.

Total compensation expense related to stock options was $64 and $106 for the three and six months ended June 30, 2022, respectively. Total compensation expense related to stock options was $25 and $46 for the three and six months ended June 30, 2021. As of June 30, 2022, there was $851 of unrecognized compensation which will vest over the next 3.90 years.

Following is the status of all stock options as of June 30, 2022:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2022	387,500	$4.57
Granted	87,000	11.10
Exercised	(12,000)	3.41
Cancelled	(4,400)	3.36
Outstanding - June 30, 2022	458,100	$5.82	6.97	$3,326
Exercisable - June 30, 2022	222,700	$3.93	6.12	$2,038

Restricted Stock Units

During the three and six months ended June 30, 2022, we granted 3,000 and 21,000 restricted stock units (“RSUs”), respectively, under our 2017 Stock Incentive Plan to non-employee directors which vest over two years. There were no RSUs outstanding prior to the six months ended June 30, 2022. Total compensation expense related to the RSUs were $29 and $35 for the three and six months ended June 30, 2022, respectively. There was no compensation expense related to RSUs for the three and six months ended June 30, 2021. Total unrecognized compensation expense related to the RSUs was $218, which will vest over the next 1.74 years. The RSUs granted in the six months ended June 30, 2022 had an average grant price of $12.00 per share with a weighted average remaining contractual term of 9.73 years. No RSUs vested during the six months ended June 30, 2022.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors adopted the Nortech Systems Incorporated Equity Appreciation Rights Plan (“2010 Plan”). The total number of Equity Appreciation Right Units (“Units”) that can be issued under the 2010 Plan shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015. There were no units granted during the six months ended June 30, 2022 or June 30, 2021.

The 100,000 units outstanding at December 31, 2021 were paid on March 29, 2022. As of June 30, 2022, there are no units outstanding. Total compensation expense related to the vested outstanding Units based on the estimated appreciation over their remaining terms was $100 and $114 for the three and six months ended June 30, 2021, respectively.

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

For the three and six months ended June 30, 2022, stock options of 203,625 and 197,285, respectively were included in the computation of diluted net income per common share as their impact were dilutive. For the three months ended June 30, 2021, stock options of 109,065 were included in the computation of diluted net income per common share. For the six months ended June 30, 2021, all stock options are deemed to be antidilutive and therefore, were not included in the computation of net income per common share amount.

We had outstanding stock options totaling 45,878 and RSUs totaling 19,114 that are not considered in the computation of diluted net income per share as their effect would have been anti-dilutive for the three months ended June 30, 2022. We had average outstanding stock options totaling 48,895 and RSUs totaling 20,057 that are not considered in the computation of diluted net income per share as their effect would have been anti-dilutive for the six months ended June 30, 2022. Outstanding stock options totaling 622 are not considered in the computation of diluted net income per share for the three months ended June 30, 2021.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. As of June 30, 2022 we had outstanding letters of credit for $400. Restricted cash as of June 30, 2022 was $231. The June 30, 2022 restricted cash balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Trade accounts receivable have been reduced by an allowance for doubtful accounts of $297 at June 30, 2022 and $328 at December 31, 2021.

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

Inventories are as follows:

	June 30,	December 31,
	2022	2021
Raw Materials	$21,764	$18,492
Work in Process	1,793	1,678
Finished Goods	608	562
Reserves	(1,195)	(1,298)

Total	$22,970	$19,434

Other Intangible Assets

Other intangible assets at June 30, 2022 and December 31, 2021 are as follows:

	Customer Relationships	Trade Names	Patents	Total
Balance at January 1, 2021	$507	$589	$77	$1,173
Additions	-	-	64	64
Amortization	147	29	-	176
Abandonment Loss	-	560	-	560
Balance at December 31, 2021	360	-	141	501
Additions	-	-	41	41
Amortization	71	-	-	71
Balance at June 30, 2022	$289	$-	$182	$471

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted-average remaining amortization period of our in-use intangible asset is 2.0 years. Patents are not being amortized as they are in process and a patent has not yet been received.

Amortization expense of finite life intangible assets for the three and six months ended June 30, 2022 was $35 and $71, respectively. Amortization expense for the three and six months ended June 30, 2021 was $46 and $92, respectively.

Estimated future annual amortization expense (not including the patents in process) related to these assets is approximately as follows:

Year	Amount
Remainder of 2022	$72
2023	145
2024	72
Total	$289

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

NOTE 2.   CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $1,175 in cash and restricted cash at June 30, 2022, approximately $691 and $54 was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances individually represented 10% or more of total accounts receivable. One customer accounted for 28% and 26% of net sales for the three and six months ended June 30, 2022, respectively. One customer accounted for 25% and 27% of net sales for the three and six months ended June 30, 2021, respectively.

At June 30, 2022, two customers represented approximately 37% of our total accounts receivable. At December 31, 2021, one customer represented approximately 19% of our total accounts receivable.

Export sales represented approximately 4% of net sales for both the three and six months ended June 30, 2022. Export sales represented approximately 2% and 3% of net sales for the three and six months ended June 30, 2021 respectively.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 74% of our revenue for both the three and six months ended June 30, 2022 and 82% and 79% of our revenue for the three and six months ended June 30, 2021, respectively. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheets, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the six months ended June 30, 2022 was as follows (in thousands):

Balance outstanding at December 31, 2021	$8,698
Increase (decrease) attributed to:
Transferred to receivables from beginning contract assets	(8,360)
Product transferred over time to ending contract assets	8,732
Balance outstanding at June 30, 2022	$9,070

We expect substantially all the remaining performance obligations for the contract assets recorded as of June 30, 2022 to be transferred to receivables within 90 days, with the majority of any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market:

	Three Months Ended June 30, 2022
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$13,165	$4,763	$610	$18,538
Industrial	6,930	2,196	328	9,454
Aerospace and Defense	3,989	336	201	4,526
Total net sales	$24,084	$7,295	$1,139	$32,518

	Three Months Ended June 30, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$12,776	$3,050	$244	$16,070
Industrial	8,287	1,738	151	10,176
Aerospace and Defense	3,738	122	76	3,936
Total net sales	$24,801	$4,910	$471	$30,182

	Six Months Ended June 30, 2022
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$22,972	$9,678	$1,154	$33,804
Industrial	13,459	3,987	675	18,121
Aerospace and Defense	10,046	761	497	11,304
Total net sales	$46,477	$14,426	$2,326	$63,229

	Six Months Ended June 30, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$21,735	$5,942	$734	$28,411
Industrial	12,917	3,075	403	16,395
Aerospace and Defense	6,802	384	262	7,448
Total net sales	$41,454	$9,401	$1,399	$52,254

NOTE 4.   FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2026.

Under the amended Bank of America credit agreement signed December 31, 2021, the line of credit is subject to variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 3.9% and 3.5% as of June 30, 2022 and December 31, 2021, respectively. We had borrowings on our line of credit of $11,410 and $9,016 outstanding as of June 30, 2022 and December 31, 2021, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings. The line of credit is shown net of debt issuance costs of $50 and $58 on the consolidated balance sheet for the periods ended June 30, 2022 and December 31, 2021, respectively.

The line of credit with Bank of America contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 for the twelve months ended at each Fiscal Quarter end subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days. As of June 30, 2022 the Company was in compliance with its covenants.

At June 30, 2022, we had unused availability under our line of credit of $4,190 supported by our borrowing base. The line is secured by substantially all of our assets. In the first quarter of 2022, we amended our credit agreement to include the Employee Retention Credit Receivable as security in our line of credit which improved our unused availability.

NOTE 5.   LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At June 30, 2022, we do not have material lease commitments that have not commenced.

The components of lease expense were as follows:

	Three Months Ended June 30,	Three Months Ended June 30,
Lease Cost	2022	2021
Operating lease cost	$578	$589
Finance lease interest cost	17	21
Finance lease amortization expense	183	163
Total lease cost	$778	$773

	Six Months Ended June 30,	Six Months ended June 30,
Lease Cost	2022	2021
Operating lease cost	$1,159	$1,120
Finance lease interest cost	36	43
Finance lease amortization expense	365	326
Total lease cost	$1,560	$1,489

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease assets	$8,420	$8,983
Finance lease assets	Property, plant and equipment	1,867	2,052

Total leased assets		$10,287	$11,035

Supplemental cash flow information related to leases was as follows:

	June 30,	June 30,
	2022	2021
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$862	$821
Right-of-use assets obtained in exchange for lease obligations	$-	$858

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
Remaining 2022	$871	$293	$1,164
2023	1,789	409	2,198
2024	1,507	357	1,864
2025	1,255	103	1,358
2026	1,217	115	1,332
Thereafter	7,066	-	7,066
Total lease payments	$13,705	$1,277	$14,982
Less: Interest	(4,504)	(96)	(4,600)
Present value of lease liabilities	$9,201	$1,181	$10,382

The lease term and discount rate at June 30, 2022 were as follows:

Weighted-average remaining lease term (years)
Operating leases	9.2
Finance leases	2.6
Weighted-average discount rate
Operating leases	7.7%
Finance leases	5.2%

NOTE 6.   INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.

Our effective tax rate for the three and six months ended June 30, 2022 was 21% and 12%, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 38% and 30%, respectively. The primary driver of the change in the effective tax rate is attributable to a US loss compared to income from the foreign entities.

NOTE 7.   RESTRUCTURING CHARGES

During the first six months of 2021, we recorded restructuring charges of $296 related to the consolidation of our production facilities and closure of our Merrifield, Minnesota facility. We had a gain on sale of assets of $15 and $94 in the six months ended June 30, 2022 and 2021, respectively, related to the sale of machinery and equipment. There were no restructuring charges or amounts accrued in the six months ended June 30, 2022.

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

At June 30, 2022 and December 31, 2021, the Company has ERC benefits of $5,209 within Employee Retention Credits Receivable on the condensed consolidated balance sheet.

NOTE 9.   RELATED PARTY TRANSACTIONS

David Kunin, our Chairman, is a minority owner of Abilitech Medical, Inc. Mr. Kunin also was a consultant to Abilitech, which relationship ended on March 1, 2021. In the three and six months ended June 30, 2022, Abilitech paid the Company $163 and $217, respectively, for delivery of medical products. In the three and six months ended June 30, 2021, Abilitech paid the Company $472 and $740, respectively for the delivery of medical products. The Company believes that transactions with Abilitech are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company will meet its obligation by providing certain services at cost or no cost to Marpe Technologies. The total value of the contribution will not exceed $500; the Company has contributed $182 as of June 30, 2022. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recoup the value of services provided to Marpe for which is not fully paid. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. During the six months ended June 30, 2022, we recognized revenue of $113. There was no revenue recognized for the six months ended June 30, 2021. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

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

Recent Developments

Global Pandemic

The COVID-19 pandemic continued to impact our business in the first six months of 2022, primarily by continued supply chain disruptions and delays. The full extent to which COVID-19 will directly or indirectly impact our business, financial condition, and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

We will continue to assess the current and potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations. We actively manage our cash and working capital to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Sales	100.0%	100.0%	100.0%	100.0
Cost of Goods Sold	84.6	88.1	85.7	90.1
Gross Profit	15.4	11.9	14.3	9.9

Selling Expenses	2.9	1.9	2.8	2.5
General and Administrative Expenses	8.2	8.0	8.5	10.0
R&D Expenses	1.1	0.7	1.1	0.4
Restructuring Charges	-	0.3	-	0.6
Gain on Sale of Property and Equipment	0.0	(0.3)	0.0	(0.2)
Income (Loss) from Operations	3.2	1.3	1.9	(3.4)

Interest Expense	(0.4)	(0.3)	(0.3)	(0.4)
Income (Loss) Before Income Taxes	2.8	1.0	1.6	(3.8)

Income Tax Expense (Benefit)	0.6	0.4	0.2	(1.2)
Net (Loss) Income	2.2%	0.6%	1.4%	(2.6)%

Net Sales

Net sales for the three months ended June 30, 2022 and 2021 were $32.5 and $30.2 million, respectively, an increase of $2.3 million or 8%. Net sales for the six months ended June 30, 2022 and 2021 were $63.2 million and $52.3 million, respectively, an increase of $11.0 million or 21.0%. The three and six month increases were driven by increased demand as well as price increases to counteract higher material and labor cost. We have also taken actions to scale the direct labor workforce and strengthen the supply chain for parts.

Net sales to medical and defense customers increased compared to prior year for both the three and six month periods ended June 30, 2022. Sales to industrial customers decreased in the three months ended June 30, 2022 versus the same period in the prior year primarily due to supply chain challenges for electronic components.

Net sales by our major EMS industry markets for the three and six months ended June 30, 2022 and 2021 were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Medical	$18.9	$16.1	17.4	$33.8	$28.4	19.0
Industrial	9.4	10.2	(7.8)	18.1	16.4	10.4
Aerospace and Defense	4.2	3.9	7.7	11.3	7.5	50.7
Total Net Sales	$32.5	$30.2	7.6	$63.2	$52.3	20.8

Net sales by timing of transfer of goods and services for the three and six months ended June 30, 2022 is as follows (in millions):

	Three Months Ended June 30, 2022
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$13.2	$4.8	$0.6	$18.6
Industrial	6.9	2.2	0.3	9.4
Aerospace and Defense	3.9	0.4	0.2	4.5
Total net sales	24.0	7.4	1.1	32.5

	Six Months Ended June 30, 2022
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$23.0	$9.7	$1.1	$33.8
Industrial	13.4	4.0	0.7	18.1
Aerospace and Defense	10.0	0.8	0.5	11.3
Total net sales	$46.4	$14.5	$2.3	$63.2

Net sales by timing of transfer of goods and services for the three and six months ended June 30, 2021 is as follows (in millions):

	Three Months Ended June 30, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$12.8	$3.1	$0.2	$16.1
Industrial	8.3	1.7	0.2	10.2
Aerospace and Defense	3.7	0.1	0.1	3.9
Total net sales	$24.8	$4.9	$0.5	$30.2

	Six Months Ended June 30, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$21.7	$6.0	$0.7	$28.4
Industrial	12.9	3.1	0.4	16.4
Aerospace and Defense	6.8	0.4	0.3	7.5
Total net sales	$41.4	$9.5	$1.4	$52.3

Backlog

Our 90-day shipment backlog as of June 30, 2022 was $35.9 million, a 1.2% increase from the beginning of the quarter and a 3.5% increase from June 30, 2021. Our backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be transferred within 180 days.

Our 90-day shipment backlog by market has remained relatively constant when compared to the prior quarter end and the same period of the prior year. 90-day shipment backlog by our major industry markets are as follows (in millions):

	Shipment Backlog as of the Period Ended
	June 30	March 31	June 30
	2022	2022	2021
Medical	$20.9	$19.7	$18.9
Industrial	9.8	9.7	9.8
Aerospace and Defense	5.2	6.0	6.0
Total 90-Day Backlog	$35.9	$35.4	$34.7

Our 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next. Our total shipment backlog was $106.2 million and $71.5 million as of June 30, 2022 and 2021, respectively. This backlog contains the contract asset value of $9.1 million which have been recognized as revenue.

Gross Profit

Gross profit as a percent of net sales was 15.4% and 11.9% for the three months ended June 30, 2022 and 2021, respectively. Gross profit as a percent of net sales was 14.3% and 9.9% for the six months ended June 30, 2022 and 2021, respectively. The gross profit improvement was primarily driven by price increases in response to material and labor cost inflation as well as higher production volume which increased plant utilization.

Selling Expense

Selling expenses for the three months ended June 30, 2022 and 2021 were $1.0 million or 2.9% of sales and $0.6 million or 1.9% of sales, respectively. Selling expenses for the six months ended June 30, 2022 and 2021 were $1.8 million or 2.8% of sales and $1.3 million or 2.5% of sales, respectively. The increase in selling expense for the three and six months ended June 30, 2022 compared to the same periods of the prior year relates to an increase in headcount to support the increased sales.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2022 and 2021 were $2.7 million or 8.2% of sales and $2.4 million or 8.0% of sales, respectively. General and administrative expenses for the six months ended June 30, 2022 and 2021 were $5.4 million or 8.5% of sales and $5.2 million or 10.0% of sales, respectively. General and administrative expenses for the three and six months ended June 30, 2022 were held relatively flat compared to the same periods of the prior year, and are generally fixed in nature.

Restructuring Charges

Restructuring charges for the three and six months ended June 30, 2021 were $0.1 million and $0.3 million, respectively. There were no restructuring charges for the three and six months ended June 30, 2022. The restructuring charges relate to the closure of the Merrifield facility during 2021.

Research and Development Expense

Research and development expenses were $0.4 million or 1.1% of net sales for the three months ended June 30, 2022 and $0.7 million or 1.1% of net sales for the six months ended June 30, 2022. Research and development expenses for both the three and six months ended June 30, 2021 was $0.2 million.

Income (Loss) From Operations

Income from operations for the three months ended June 30, 2022 was $1.0 million compared to $0.4 million for the three months ended June 30, 2021. Income from operations for the six months ended June 30, 2022 was $1.2 million compared to a loss from operations of $1.8 million for the six months ended June 30, 2021. The three and six month improvements compared to the same periods of the prior year were driven by the increase in sales and gross margin as a percent of sales.

Interest Expense

Interest expense was $0.1 million for both the three months ended June 30, 2022 and 2021. Interest expense was $0.2 million for both the six months ended June 30, 2022 and 2021.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.

Our effective tax rate for the three and six months ended June 30, 2022 was 21% and 12%, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 38% and 30%, respectively. The primary driver of the change in the effective tax rate is attributable to a US loss compared to income from the foreign entities.

Net Income (Loss)

Net income for the three months ended June 30, 2022 was $719 thousand or $0.27 per basic common share and $0.25 per diluted common share. Net income for the three months ended June 30, 2021 was $179 thousand or $0.07 per basic common share and $0.06 per diluted common share. Net income for the six months ended June 30, 2022 was $857 thousand or $0.32 per basic common share and $0.30 per diluted common share. Net loss for the six months ended June 30, 2021 was ($1,375) thousand or ($0.52) per basic and diluted common share.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations, funds expected to be received for the ERC and cash on hand will be sufficient to satisfy our working capital needs for the next twelve months, capital expenditures and debt repayments.

Credit Facility

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16.0 million that expires on June 15, 2026.

Under the amended Bank of America credit agreement signed December 31, 2021, the line of credit is subject to variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 3.9% and 3.5% as of June 30, 2022 and December 31, 2021, respectively. We had borrowings on our line of credit of $11.4 million and $9.0 million outstanding as of June 30, 2022 and December 31, 2021, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings. The line of credit is shown net of debt issuance costs of $50 thousand and $58 thousand on the consolidated balance sheet for the periods ended June 30, 2022 and December 31, 2021, respectively.

The line of credit with Bank of America contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 for the twelve months ended at each Fiscal Quarter end subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days. As of June 30, 2022 the Company was in compliance with its covenants.

At June 30, 2022, we had unused availability under our line of credit of $4.2 million supported by our borrowing base. The line is secured by substantially all of our assets. In the first quarter of 2022, we amended our credit agreement to include the Employee Retention Credit Receivable as security in our line of credit which improved our unused availability.

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

♦	Volatility in the marketplace which may affect market supply, demand of our products, labor rates or currency exchange rates;
♦	Supply chain disruption and unreliability;
♦	Lack of supply of sufficient human resources to produce our products;
♦	Increased competition from within the EMS industry or the decision of OEMs to cease or limit outsourcing;
♦	Changes in the reliability and efficiency of our operating facilities or those of third parties;
♦	Increases in certain raw material costs such as copper and oil;
♦	Commodity and energy cost instability;
♦	Risks related to FDA noncompliance;
♦	The loss of a major customer;
♦	General economic, financial and business conditions that could affect our financial condition and results of operations;
♦	Increased or unanticipated costs related to compliance with securities and environmental regulation;
♦	Disruption of global or local information management systems due to natural disaster or cyber-security incident;
♦	Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus that affect our operations, our customers' operations or our suppliers' operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2022, our share repurchase program has expired, and no additional amounts are available for repurchase.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

Signatures

-------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

--------------------------------------------------------

Date: August 9, 2022	by /s/ Jay D. Miller

Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: August 9, 2022	by /s/ Christopher D. Jones

Christopher D. Jones
Vice President and Chief Financial Officer
Nortech Systems Incorporated