Form 10-Q
period 2022-09-30
NORTECH SYSTEMS INC
filed 2022-11-09
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer☐	Smaller Reporting Company ☒

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

Number of shares of $.01 par value common stock outstanding at November 4, 2022 was 2,690,634.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
PAGE
Item 1 - Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income	3

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Cash Flows	5-6

Condensed Consolidated Statements of Shareholders’ Equity	7

Condensed Notes to Consolidated Financial Statements	8-19

Item 2 - Management's Discussion and Analysis of Financial Condition And Results of Operations	20-26

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 - Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	28

Item 1A. - Risk Factors	28

Item 2 - Unregistered Sales of Equity Securities, Use of Proceeds	28

Item 3 - Defaults on Senior Securities	28

Item 4 - Mine Safety Disclosures	28

Item 5 - Other Information	28

Item 6 - Exhibits	29

SIGNATURES	30

PART I

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021

Net Sales	$35,276	$29,452	$98,505	$81,706

Cost of Goods Sold	28,948	21,411	83,129	68,519

Gross Profit	6,328	8,041	15,376	13,187

Operating Expenses
Selling Expenses	959	449	2,752	1,741
General and Administrative Expenses	2,949	2,045	8,346	7,247
Research and Development Expenses	475	141	1,154	348
Restructuring Charges	-	23	-	319
Loss on Abandonment of Intangible Assets	-	560	-	560
Gain on Sale of Assets	-	(93)	(15)	(176)

Total Operating Expenses	4,383	3,125	12,237	10,039

Income From Operations	1,945	4,916	3,139	3,148

Other Expense
Interest Expense	(122)	(112)	(337)	(314)

Income Before Income Taxes	1,823	4,804	2,802	2,834

Income Tax Expense	289	1,247	411	646

Net Income	$1,534	$3,557	$2,391	$2,188

Net Income Per Common Share:

Basic (in dollars per share)	$0.57	$1.33	$0.89	$0.82
Weighted Average Number of Common Shares Outstanding - Basic (in shares)	2,686,884	2,665,682	2,683,594	2,662,066

Diluted (in dollars per share)	$0.53	$1.24	$0.83	$0.78
Weighted Average Number of Common Shares Outstanding - Diluted (in shares)	2,899,526	2,880,073	2,886,073	2,806,958

Other comprehensive income
Foreign currency translation	(365)	(5)	(604)	20
Comprehensive income, net of tax	$1,169	$3,552	$1,787	$2,208

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021(1)
	(Unaudited)
ASSETS
Current Assets
Cash	$1,300	$643
Restricted Cash	792	1,582
Accounts Receivable, less allowances of $257 and $328	15,497	14,548
Employee Retention Credit Receivable	5,209	5,209
Inventories, Net	23,610	19,434
Contract Assets	9,886	8,698
Prepaid Expenses and Other Current Assets	1,851	1,660
Total Current Assets	58,145	51,774

Property and Equipment, Net	6,457	5,833
Operating Lease Assets	8,079	8,983
Other Intangible Assets, Net	433	501
Total Assets	$73,114	$67,091

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Finance Lease Obligations	$390	$601
Current Portion of Operating Lease Obligations	1,113	1,043
Accounts Payable	14,701	12,710
Accrued Payroll and Commissions	5,116	4,045
Customer Deposits	3,870	2,936
Other Accrued Liabilities	1,380	971
Total Current Liabilities	26,570	22,306

Long-Term Liabilities
Long Term Line of Credit	9,826	8,959
Long Term Finance Lease Obligations, Net	639	916
Long-Term Operating Lease Obligations, Net	7,797	8,695
Other Long-Term Liabilities	99	104
Total Long-Term Liabilities	18,361	18,674
Total Liabilities	44,931	40,980

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,683,513 and 2,672,064 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	16,247	15,962
Accumulated Other Comprehensive (Income) Loss	(548)	56
Retained Earnings	12,207	9,816
Total Shareholders' Equity	28,183	26,111
Total Liabilities and Shareholders' Equity	$73,114	$67,091

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

(1) The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,391	$2,188
Adjustments to Reconcile Net Income to Net Cash
Provided By (Used In) Operating Activities:
Depreciation and Amortization	1,440	1,506
Compensation on Stock-Based Awards	234	201
Change in Accounts Receivable Allowance	(71)	18
Change in Inventory Reserves	(54)	(959)
Loss on Abandonment of Intangible Asset	-	560
Gain on Disposal of Property and Equipment	(15)	(176)
Changes in Current Operating Items
Accounts Receivable	(1,115)	1,686
Employee Retention Credit Receivable	-	(5,209)
Inventories	(4,402)	(5,755)
Contract Assets	(1,188)	(2,246)
Prepaid Expenses and other Curent Assets	(213)	(276)
Income Taxes	(67)	708
Accounts Payable	1,659	2,901
Accrued Payroll and Commissions	1,071	1,537
Other Accrued Liabilities	1,330	464
Net Cash Provided By (Used In) Operating Activities	1,000	(2,852)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	15	626
Purchase of Intangible Asset	(43)	(49)
Purchases of Property and Equipment	(1,687)	(1,198)
Net Cash Used In Investing Activities	(1,715)	(621)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Line of Credit	857	2,681
Principal Payments on Long-Term Debt	-	(873)
Principal Payments on Financing Leases	(336)	(492)
Debt Issuance Costs	10	-
Stock Option Excercises	51	36
Net Cash Provided By Financing Activities	582	1,352

Net Change in Cash and Cash Equivalents	(133)	(2,121)
Cash and Cash Equivalents - Beginning of Period	2,225	3,564
Cash and Cash Equivalents - End of Period	$2,092	$1,443

Reconciliation of cash and restricted cash reported within the consolidated balance sheets
Cash	$1,300	$444
Restricted Cash	792	999
Total Cash and restricted cash reported in the consolidated statements of cash flows	$2,092	$1,443

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$328	$220
Cash Paid (Refunded) During the Period for Income Taxes	122	(114)

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	332	-
Property Acquired Under Operating Lease	-	858

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)

				Accumulated
			Additional	Other
	Preferred	Common	Paid-In	Comprehensive	Retained	Total Shareholders'
	Stock	Stock	Capital	Loss	Earnings	Equity

BALANCE JUNE 30, 2021	$250	$27	$15,862	$(12)	$1,293	$17,420
Net Income	-	-	-	-	3,557	3,557
Foreign currency translation adjustment	-	-	-	(5)	-	(5)
Stock option exercises	-	-	36	-	-	36
Compensation on stock-based awards	-	-	28	-	-	28

BALANCE SEPTEMBER 30, 2021	$250	$27	$15,926	$(17)	$4,850	$21,036

BALANCE DECEMBER 31, 2020	$250	$27	$15,816	$(37)	$2,662	$18,718
Net Income	-	-	-	-	2,188	2,188
Foreign currency translation adjustment	-	-	-	20	-	20
Stock option exercises	-	-	36	-	-	36
Compensation on stock-based awards	-	-	74	-	-	74

BALANCE SEPTEMBER 30, 2021	$250	$27	$15,926	$(17)	$4,850	$21,036

BALANCE JUNE 30, 2022	$250	$27	$16,136	$(183)	$10,673	$26,903
Net Income	-	-	-	-	1,534	1,534
Foreign currency translation adjustment	-	-	-	(365)	-	(365)
Stock option exercises	-	-	18	-	-	18
Compensation on stock-based awards	-	-	93	-	-	93

BALANCE SEPTEMBER 30, 2022	$250	$27	$16,247	$(548)	$12,207	$28,183

BALANCE DECEMBER 31, 2021	$250	$27	$15,962	$56	$9,816	$26,111
Net Income	-	-	-	-	2,391	2,391
Foreign currency translation adjustment	-	-	-	(604)	-	(604)
Stock option exercises	-	-	51	-	-	51
Compensation on stock-based awards	-	-	234	-	-	234

BALANCE SEPTEMBER 30, 2022	$250	$27	$16,247	$(548)	$12,207	$28,183

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

Revenue Recognition

Our revenue is comprised of product, engineering services and repair services. All revenue is recognized when the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service to our customer either when (or as) our customer obtains control of the product or service, with the majority of our revenue being recognized over time including goods produced under contract manufacturing agreements and services revenue. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of our contracts have a single performance obligation. Revenue is recorded net of returns, allowances and customer discounts. Our net sales for services were less than 10% of our total sales for all periods presented, and accordingly, are included in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold. Customer deposits represent cash received in advance of revenue earned.

Stock-Based Awards

Stock Options

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. An additional 50,000 and 175,000 shares were authorized by the shareholders in March 2020 and May 2022, respectively.

We granted 0 and 21,000 market condition options to our Chief Executive Officer during the three and nine months ended September 30, 2022, respectively. The market condition options vest if certain stock prices are exceeded between February 27, 2024 and February 27, 2028. We granted 3,000 and 69,000 service-based options during the three and nine months ended September 30, 2022, respectively. Total option grants for the three and nine months ended September 30, 2022 were 3,000 and 90,000, respectively. There were 27,000 stock options granted during the nine months ended September 30, 2021.

Total compensation expense related to stock options was $62 and $168 for the three and nine months ended September 30, 2022, respectively. Total compensation expense related to stock options was $28 and $74 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was $810 of unrecognized compensation which will vest over the next 3.86 years.

Following is the status of all stock options as of September 30, 2022:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2022	387,500	$4.57
Granted	90,000	11.13
Exercised	(19,800)	3.40
Cancelled	(8,000)	3.38
Outstanding - September 30, 2022	449,700	$5.93	7.10	$2,137
Exercisable - September 30, 2022	213,500	$3.95	5.90	$1,407

Restricted Stock Units

During the three and nine months ended September 30, 2022, we granted 0 and 21,000 restricted stock units (“RSUs”), respectively, under our 2017 Stock Incentive Plan to non-employee directors which vest over two years. There were no RSUs outstanding prior to the nine months ended September 30, 2022. Total compensation expense related to the RSUs were $31 and $66 for the three and nine months ended September 30, 2022, respectively. There was no compensation expense related to RSUs for the three and nine months ended September 30, 2021. Total unrecognized compensation expense related to the RSUs was $186, which will vest over the next 1.49 years. The RSUs granted in the nine months ended September 30, 2022 had an average grant price of $12.00 per share with a weighted average remaining contractual term of 9.48 years. No RSUs vested during the nine months ended September 30, 2022.

Equity Appreciation Rights Plan

In November 2010, the Board of Directors adopted the Nortech Systems Incorporated Equity Appreciation Rights Plan (“2010 Plan”). The total number of Equity Appreciation Right Units (“Units”) that can be issued under the 2010 Plan shall not exceed an aggregate of 1,000,000 Units as amended and restated on March 11, 2015. There were no units granted during the nine months ended September 30, 2022 or September 30, 2021.

The 100,000 units outstanding at December 31, 2021 were paid on March 29, 2022. There are no units outstanding as of September 30, 2022. Total compensation expense related to the vested outstanding Units based on the estimated appreciation over their remaining terms was $13 and $127 for the three and nine months ended September 30, 2021, respectively.

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per common share assumes the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding, unless their effect is antidilutive. All stock options and restricted stock units, while outstanding, are considered common stock equivalents.

For the three and nine months ended September 30, 2022, stock options of 212,643 and 202,479, respectively were included in the computation of diluted net income per common share as their impact were dilutive. For the three and nine months ended September 30, 2021, stock options of 214,391 and 144,892, respectively, were included in the computation of diluted income per common share amount as their impact were dilutive.

We had outstanding stock options totaling 34,211 that are not considered in the computation of diluted net income per share as their effect would have been anti-dilutive for the three months ended September 30, 2022. We had average outstanding stock options totaling 44,070 that are not considered in the computation of diluted net income per share as their effect would have been anti-dilutive for the nine months ended September 30, 2022. Outstanding stock options totaling 0 and 221 are not considered in the computation of diluted net income per share for the three and nine months ended September 30, 2021, respectively.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. As of September 30, 2022, we had outstanding letters of credit for $400. Restricted cash as of September 30, 2022 was $792, which includes lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Trade accounts receivable have been reduced by an allowance for doubtful accounts of $257 at September 30, 2022 and $328 at December 31, 2021.

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

Inventories are as follows:

	September 30,	December 31,
	2022	2021
Raw Materials	$22,520	$18,492
Work in Process	1,719	1,678
Finished Goods	615	562
Reserves	(1,244)	(1,298)

Total	$23,610	$19,434

Other Intangible Assets

Other intangible assets at September 30, 2022 and December 31, 2021 are as follows:

	Customer Relationships	Trade Names	Patents	Total
Balance at January 1, 2021	$507	$589	$77	$1,173
Additions	-	-	64	64
Amortization	147	29	-	176
Abandonment Loss	-	560	-	560
Balance at December 31, 2021	360	-	141	501
Additions	-	-	43	43
Amortization	108	-	3	111
Balance at September 30, 2022	$252	$-	$181	$433

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted-average remaining amortization period of our in-use intangible asset is 2.1 years. In-process patents are not amortized until the patent is received. At September 30, 2022, patents totaling $96 had been received while $85 of patents were in-process.

Amortization expense of finite life intangible assets for the three and nine months ended September 30, 2022 was $40 and $111, respectively. Amortization expense for the three and nine months ended September 30, 2021 was $45 and $139, respectively.

Estimated future annual amortization expense (not including patents in process) related to these assets is approximately as follows:

Year	Amount
Remainder of 2022	$40
2023	159
2024	86
2025	14
Thereafter	49
Total	$348

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

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $2,092 in cash and restricted cash at September 30, 2022, approximately $561 and $11 was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances individually represented 10% or more of total accounts receivable. One customer accounted for 28% and 26% of net sales for the three and nine months ended September 30, 2022, respectively. For the three months ended September 30, 2021, two customers accounted for 36% of net sales. For the nine months ended September 30, 2021, one customer accounted for 26% of net sales.

At September 30, 2022, two customers represented approximately 43% of our total accounts receivable. At December 31, 2021, one customer represented approximately 19% of our total accounts receivable.

Export sales represented approximately 4% of net sales for both the three and nine months ended September 30, 2022. Export sales represented approximately 3% of net sales for the three and nine months ended September 30, 2021 respectively.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 74% of our revenue for both the three and nine months ended September 30, 2022 and 82% and 80% of our revenue for the three and nine months ended September 30, 2021, respectively. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheets, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the nine months ended September 30, 2022 was as follows (in thousands):

Balance outstanding at December 31, 2021	$8,698
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	72,536
Amounts invoiced during the period	(71,348)
Balance outstanding at September 30, 2022	$9,886

We expect substantially all the remaining performance obligations for the contract assets recorded as of September 30, 2022 to be transferred to receivables within 90 days, with the majority of any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by timing of transfer of goods and services by market:

	Three Months Ended September 30, 2022
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$14,753	$5,366	$420	$20,539
Industrial	8,104	2,314	420	10,838
Aerospace and Defense	3,202	493	204	3,899
Total net sales	$26,059	$8,173	$1,044	$35,276

	Nine Months Ended September 30, 2022
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$37,725	$15,044	$1,574	$54,343
Industrial	21,563	6,301	1,095	28,959
Aerospace and Defense	13,248	1,254	701	15,203
Total net sales	$72,536	$22,599	$3,370	$98,505

	Three Months Ended September 30, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$13,762	$2,933	$282	$16,977
Industrial	7,468	1,757	158	9,383
Aerospace and Defense	2,883	144	65	3,092
Total net sales	$24,113	$4,834	$505	$29,452

	Nine Months Ended September 30, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$35,497	$8,876	$1,017	$45,390
Industrial	20,385	4,832	560	25,777
Aerospace and Defense	9,685	527	327	10,539
Total net sales	$65,567	$14,235	$1,904	$81,706

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2026.

Under the amended Bank of America credit agreement signed December 31, 2021, the line of credit is subject to variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 4.1% and 3.5% as of September 30, 2022 and December 31, 2021, respectively. We had borrowings on our line of credit of $9,873 and $9,016 as of September 30, 2022 and December 31, 2021, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings. The line of credit is shown net of debt issuance costs of $48 and $58 on the consolidated balance sheet for the periods ended September 30, 2022 and December 31, 2021, respectively.

The line of credit with Bank of America contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 for the twelve months ended at each Fiscal Quarter end subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days. As of September 30, 2022 the Company was in compliance with its covenants.

At September 30, 2022, we had unused availability under our line of credit of $5,827 supported by our borrowing base. The line is secured by substantially all of our assets. In the first quarter of 2022, we amended our credit agreement to include the Employee Retention Credit Receivable as security in our line of credit which improved our unused availability. In the third quarter of 2022, we amended our credit agreement to extend the inclusion of the Employee Retention Credit Receivable through December 31, 2022.

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At September 30, 2022, we do not have material lease commitments that have not commenced.

The components of lease expense were as follows:

	Three Months Ended September 30,	Three Months Ended September 30,
Lease Cost	2022	2021
Operating lease cost	$572	$576

Finance lease interest cost	14	18

Finance lease amortization expense	182	163

Total lease cost	$768	$757

	Nine Months Ended September 30,	Nine Months ended September 30,
Lease Cost	2022	2021
Operating lease cost	$1,731	$1,696

Finance lease interest cost	50	61

Finance lease amortization expense	547	489

Total lease cost	$2,328	$2,246

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	September 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease assets	$8,079	$8,983
Finance lease assets	Property, plant and equipment	1,505	2,052

Total leased assets		$9,584	$11,035

Supplemental cash flow information related to leases was as follows:

	September 30,	September 30,
	2022	2021
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$1,279	$861
Right-of-use assets obtained in exchange for lease obligations	$-	$858

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
Remaining 2022	$430	$126	$556
2023	1,765	409	2,175
2024	1,505	357	1,861
2025	1,255	103	1,358
2026	1,217	108	1,332
Thereafter	7,066	-	7,066
Total lease payments	$13,238	$1,103	$14,341
Less: Interest	(4,328)	(74)	(4,402)
Present value of lease liabilities	$8,910	$1,029	$9,939

The lease term and discount rate at September 30, 2022 were as follows:

Weighted-average remaining lease term (years)
Operating leases	9.1
Finance leases	2.8
Weighted-average discount rate
Operating leases	7.7%
Finance leases	5.2%

NOTE 6. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.

Our effective tax rate for the three and nine months ended September 30, 2022 was 16% and 15%, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 26% and 23%, respectively. The primary drivers of the change in effective tax rate are due to a change in the federal valuation allowance, a discrete item of non-qualified options exercised over book value, and the amount due from the IRS exam conclusion.

NOTE 7. RESTRUCTURING CHARGES

During the first nine months of 2021, we recorded restructuring charges of $319 related to the consolidation of our production facilities and closure of our Merrifield, Minnesota facility. We recognized a gain on the sale of assets related to the restructure of $93 and $176 for the three and nine months ended September 30, 2021, respectively. There were no restructuring charges or amounts accrued in the nine months ended September 30, 2022.

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

At September 30, 2022 and December 31, 2021, the Company has ERC benefits of $5,209 within Employee Retention Credits Receivable on the condensed consolidated balance sheet.

NOTE 9. RELATED PARTY TRANSACTIONS

David Kunin, our Chairman, is a minority owner of Abilitech Medical, Inc. Mr. Kunin also was a consultant to Abilitech, which relationship ended on March 1, 2021. In the three and nine months ended September 30, 2022, Abilitech paid the Company $0 and $217, respectively, for delivery of medical products. In the three and nine months ended September 30, 2021, Abilitech paid the Company $316 and $1,056, respectively for the delivery of medical products. The Company believes that transactions with Abilitech are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. Under the terms of the BIRD Foundation grant, the Company and Marpe Technologies are to receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company will meet its obligation by providing certain services at cost or no cost to Marpe Technologies. The total value of the contribution will not exceed $500; the Company has contributed $226 as of September 30, 2022. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recoup the value of services provided to Marpe for which is not fully paid. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. During the three and nine months ended September 30, 2022, we recognized revenue of $66 and $182. During both the three and nine months ended September 30, 2021, we recognized revenue of $78. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

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

Recent Developments

Global Pandemic

The COVID-19 pandemic continued to impact our business in the first nine months of 2022, primarily by continued supply chain disruptions and delays. The full extent to which COVID-19 will directly or indirectly impact our business, financial condition, and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

We will continue to assess the current and potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations. We actively manage our cash and working capital to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Sales	100.0%	100.0%	100.0%	100.0
Cost of Goods Sold	82.1	72.7	84.4	83.9
Gross Profit	17.9	27.3	15.6	16.1

Selling Expenses	2.7	1.5	2.8	2.1
General and Administrative Expenses	8.4	6.9	8.5	8.9
R&D Expenses	1.3	0.5	1.2	0.4
Restructuring Charges	-	0.1	-	0.4
Gain on Sale of Property and Equipment	-	(0.3)	-	(0.2)
Income from Operations	5.5	18.6	3.1	4.5

Interest Expense	(0.3)	(0.4)	(0.3)	(0.4)
Income Before Income Taxes	5.2	18.2	2.8	4.2

Income Tax Expense	0.8	4.2	0.4	0.8
Net Income	4.4%	14.0%	2.4%	3.4%

Net Sales

Net sales for the three months ended September 30, 2022 and 2021 were $35.3 and $29.5 million, respectively, an increase of $5.8 million or 19.7%. Net sales for the nine months ended September 30, 2022 and 2021 were $98.5 million and $81.7 million, respectively, an increase of $16.8 million or 20.6%. The three and nine month increases were driven by increased demand as well as price increases to counteract higher material and labor cost. We have also taken actions to scale the direct labor workforce and strengthen the supply chain for parts.

Net sales by our major EMS industry markets for the three and nine months ended September 30, 2022 and 2021 were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Medical	$20.5	$17.0	20.6	$54.3	$45.4	19.6
Industrial	10.9	9.4	16.0	29.0	25.8	12.4
Aerospace and Defense	3.9	3.1	25.8	15.2	10.5	44.8
Total Net Sales	$35.3	$29.5	19.7	$98.5	$81.7	20.6

Backlog

Our 90-day order backlog as of September 30, 2022 was $36.9 million, a 2.8% increase from the beginning of the quarter and a 5.1% decrease from September 30, 2021. Our 90-day backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be transferred within 180 days.

Our 90-day order backlog by market has remained relatively constant when compared to the prior quarter end and the same period of the prior year. 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

90-day shipment backlog by our major industry markets are as follows (in millions):

	90 Day Backlog as of the Period Ended
	September 30	June 30	September 30
	2022	2022	2021
Medical	$22.8	$20.9	$19.7
Industrial	8.3	9.8	10.6
Aerospace and Defense	5.8	5.2	8.6
Total 90-Day Backlog	$36.9	$35.9	$38.9

Our total order backlog as of September 30, 2022 was $103.3 million, a 2.7% decrease from the beginning of the quarter and a 31.4% increase from September 30, 2021. Our total backlog remains strong as our biggest customers are placing orders into the future to secure supply of critical components, in particular for those with long lead times.

Total order backlog by our major industry markets are as follows (in millions):

	Total Backlog as of the Period Ended
	September 30	June 30	September 30
	2022	2022	2021
Medical	$58.4	$63.7	$37.3
Industrial	22.8	22.6	17.8
Aerospace and Defense	22.1	19.9	23.5
Total Backlog	$103.3	$106.2	$78.6

The 90-day and total backlog at September 30, 2022 contain the contract asset value of $9.9 million which has been recognized as revenue.

Gross Profit

Gross profit as a percent of net sales was 17.9% and 27.3% for the three months ended September 30, 2022 and 2021, respectively. Gross profit as a percent of net sales was 15.6% and 16.1% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in gross profit as a percent of net sales for the three and nine months ended September 30, 2022 compared to the same periods in 2021 is primarily due to the $4.7 million reduction in payroll and medical expenses related to the ERC in 2021, partially offset by price increases in response to material and labor cost inflation and higher production volume which increased plant utilization.

Selling Expense

Selling expenses for the three months ended September 30, 2022 and 2021 were $1.0 million or 2.7% of sales and $0.4 million or 1.5% of sales, respectively. Selling expenses for the nine months ended September 30, 2022 and 2021 were $2.8 million or 2.8% of sales and $1.7 million or 2.1% of sales, respectively. Selling expense for the three and nine months ended September 30, 2021 includes a $0.1 million reduction in payroll and medical expenses related to the ERC. The increase in selling expense for the three and nine months ended September 30, 2022 compared to the same periods of the prior year relates to an increase in sales engineering expenses to support the increased sales.

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2022 and 2021 were $2.9 million or 8.4% of sales and $2.0 million or 6.9% of sales, respectively. General and administrative expenses for the nine months ended September 30, 2022 and 2021 were $8.3 million or 8.5% of sales and $7.2 million or 8.9% of sales, respectively. General and administrative expenses for the three and nine months ended September 30, 2021 includes a $0.4 million reduction in payroll and medical expenses related to the ERC. General and administrative expenses for the three and nine months ended September 30, 2022 were otherwise held relatively flat compared to the same periods of the prior year, and are generally fixed in nature.

Restructuring Charges

Restructuring charges for the three and nine months ended September 30, 2021 were $23 thousand and $0.3 million, respectively. There were no restructuring charges for the three and nine months ended September 30, 2022. The restructuring charges relate to the closure of the Merrifield facility during 2021.

Research and Development Expense

Research and development expenses were $0.5 million or 1.3% of net sales for the three months ended September 30, 2022 and $1.2 million or 1.2% of net sales for the nine months ended September 30, 2022. Research and development expenses for the three and nine months ended September 30, 2021 were $0.1 and $0.3 million, respectively.

Income From Operations

Income from operations for the three months ended September 30, 2022 was $1.9 million compared to $4.9 million for the three months ended September 30, 2021. Income from operations for both the nine months ended September 30, 2022 and 2021 was $3.1 million. The decrease in income from operations for the three months ended September 30, 2022 compared to the same period in 2021 is primarily due to the $5.2 million reduction in payroll and medical expenses related to the ERC in 2021, partially offset by the increased gross profit in 2022.

Interest Expense

Interest expense was $0.1 million for both the three months ended September 30, 2022 and 2021. Interest expense was $0.3 million for both the nine months ended September 30, 2022 and 2021.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.

Our effective tax rate for the three and nine months ended September 30, 2022 was 16% and 15%, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 26% and 23%, respectively. The primary drivers of the change in effective tax rate are a release in valuation allowance, a discrete item of non-qualified options exercised over book value, and the amount due from the IRS exam conclusion.

Net Income

Net income for the three months ended September 30, 2022 was $1.5 million or $0.57 per basic common share and $0.53 per diluted common share. Net income for the three months ended September 30, 2021 was $3.6 million or $1.33 per basic common share and $1.24 per diluted common share. The decrease in net income for the three months ended September 30, 2022 compared to the same period in 2021 is primarily due to the $5.2 million reduction in payroll and medical expenses related to the ERC in 2021, partially offset by the increased gross profit in 2022. Net income for the nine months ended September 30, 2022 was $2.4 million or $0.89 per basic common share and $0.83 per diluted common share. Net income for the nine months ended September 30, 2021 was $2.2 million or $0.82 per basic common share and $0.78 per diluted common share.

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

Under the amended Bank of America credit agreement signed December 31, 2021, the line of credit is subject to variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 4.1% and 3.5% as of September 30, 2022 and December 31, 2021, respectively. We had borrowings on our line of credit of $9.9 million and $9.0 million outstanding as of September 30, 2022 and December 31, 2021, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings. The line of credit is shown net of debt issuance costs of $48 thousand and $58 thousand on the consolidated balance sheet for the periods ended September 30, 2022 and December 31, 2021, respectively.

The line of credit with Bank of America contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 for the twelve months ended at each Fiscal Quarter end subject only during a trigger period commencing when our availability under our line is less than $2.0 million until availability is above that amount for 30 days. As of September 30, 2022 the Company was in compliance with its covenants.

At September 30, 2022, we had unused availability under our line of credit of $5.8 million supported by our borrowing base. The line is secured by substantially all of our assets. In the first quarter of 2022, we amended our credit agreement to include the Employee Retention Credit Receivable as security in our line of credit which improved our unused availability. In the third quarter of 2022, we amended our credit agreement to extend the inclusion of the Employee Retention Credit Receivable through December 31, 2022.

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

The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Discussion of these factors is also incorporated in Part I, Item 1A, “Risk Factors,” and should be considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements. All forward-looking statements included or incorporated into this Form 10-Q are expressly qualified in their entirety by the forgoing cautionary statements. We undertake no obligations to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2022, our share repurchase program has expired, and no additional amounts are available for repurchase.

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

105*	Eighth Amendment dated September 1, 2022 to Loan and Security Agreement between the Company and Bank of America N.A.

*Filed herewith

Signatures

--------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

------------------------------------------------------------

Date: November 9, 2022	by:	/s/ Jay D. Miller

Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: November 9, 2022	by:	/s/ Christopher D. Jones

Christopher D. Jones
Vice President and Chief Financial Officer
Nortech Systems Incorporated