Form 10-K
period 2022-12-31
NORTECH SYSTEMS INC
filed 2023-03-17
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $14.00 per share, was $17,606,931 on June 30, 2022.

Shares of common stock outstanding at March 6, 2023: 2,700,633.

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on May 10, 2023 have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission (the SEC) within 120 days after December 31, 2022, the end of our fiscal year.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I		PAGE

Item 1.	Business	5-8
Item 1A.	Risk Factors	8-15
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Mine Safety Disclosures	16

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 8.	Financial Statements and Supplementary Data	28-55
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
Item 9A.	Controls and Procedures	56
Item 9B.	Other Information	56

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	57
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters	57-58
Item 13.	Certain Relationships and Related Transactions, and Director Independence	58
Item 14.	Principal Accountant Fees and Services	58

PART IV

Item 15.	Exhibits and Financial Statement Schedules	59-61
	Signatures	62
	Index to Exhibits	63-65

NORTECH SYSTEMS INCORPORATED

FORM 10-K

For the Year Ended December 31, 2022

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

Business Segment

The Company operates in the Medical, Aerospace & Defense and Industrial markets with over 50% of its revenue coming from medical device and product manufacturing and related engineering services. All of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services (“EMS”) industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ needs. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our financial information is evaluated regularly on a consolidated basis by the chief operating decision maker in assessing performance and allocating resources.

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

Sources and Availability of Materials

We currently purchase the majority of our electronic components globally and directly from electronic component manufacturers and large electronic distributors. In 2021 and into 2022, we, like many other companies in our industries, experienced significant supply chain and shipping disruptions. We attempt to overcome these disruptions through advanced supply chain solutions we develop in partnership with our customers, a commitment to strong supplier partnerships and risk management tools.

Major Customers

Our largest customer accounted for approximately 26.9% of net sales in each of the years ended December 31, 2022 and 2021.

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

Research and Development

We perform research and development for customers on an as requested, project and program basis for development of conceptual engineering and design activities as well as products moving into production. We spent approximately $1.5 million and $0.5 million on product research and development in years ended 2022 and 2021, respectively. We continue to explore opportunities for developing proprietary manufacturing methods or products, particularly in complex wire and cable interconnect technologies.

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

Human Capital Resources

We have 782 full-time and 50 part-time/temporary employees as of December 31, 2022. Manufacturing personnel, including direct, indirect support and sales functions, comprise 781 employees, while general administrative employees total 51.

Foreign Operations and Export Sales from Our Domestic Operations

We have leased manufacturing facilities in Monterrey, Mexico and Suzhou, China. Monterrey, Mexico has approximately $494,000 and $454,000 in long-term assets, and $2,469,000 and $2,800,000 of right of use assets at December 31, 2022 and 2021, respectively. Suzhou, China has approximately $805,000 and $715,000 in long-term assets, and $384,000 and $896,000 of right of use assets at December 31, 2022 and 2021, respectively. Export sales from our domestic operations represented 4.0% and 3.1% of net sales the years ended December 31, 2022 and 2021, respectively.

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

Our largest customer has accounts for 26.9% of net sales in each of the years ended December 31, 2022 and 2021. The loss of a substantial portion of net sales to our largest customers could have a material adverse effect on us.

We are dependent on suppliers for components and raw materials and may experience shortages, extended lead times, cost premiums and shipment delays that would adversely affect our customers and us.

We purchase raw materials, commodities and components for use in our production process. Increased costs of these materials could have an adverse effect on our production costs if we are unable to pass along price increases or reduce the other cost of goods produced through cost improvement initiatives. Fuel and energy cost increases could also adversely affect our freight and operating costs. Due to customer specifications and requirements, we are dependent on suppliers to provide critical electronic and other components and materials for our operations that could result in shortages of some of the components needed for production. Component shortages may result in an inability to deliver products on time or at all, expedited freight, overtime premiums and increased component costs. In addition to the financial impact on operations from lost revenue and increased cost, there could potentially be harm to our customer relationships. To reduce the effects of supply chain disruption for our customers, we have increased inventory significantly, which has resulted in a reduction of cash available. If we are unable to sell such inventory or sell such inventory within a reasonable timeframe, it may adversely affect our operations and financial results.

Our customers cancel orders, change order quantity, timing and specifications that if not managed would have an adverse effect on inventory carrying costs.

We face, through the normal course of business, customer cancellations and rescheduled orders and are not always successful in recovering the costs of such cancellations or rescheduling. In addition, excess and obsolete inventory losses as a result of customer order changes, cancellations, product changes and contract termination could have an adverse effect on our operations. We estimate and reserve for any known or potential impact from these possibilities

We depend heavily on our people and may from time to time have difficulty attracting and retaining skilled employees and the cost of labor may continue to increase.

Our operations depend upon the continued contributions of our key management, marketing, technical, financial, accounting, product development engineers, sales people and operations personnel. We also believe that our continued success will depend upon our ability to attract, retain and develop highly skilled managerial and technical resources and direct labor resources within our highly competitive industries. Not being able to attract or retain these employees could have a material adverse effect on revenues and earnings. In addition, the cost of attracting and retaining direct and indirect labor may continue to increase, which will increase our operating costs and may reduce our profitability.

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

We generally are required to represent and warrant to our customers that the goods and services we deliver are free from defects in material and workmanship generally for one year. If a product liability claim results in our being liable, it could have a material adverse effect on our business and financial position. We have insurance coverage for products liability claims, but there can be no assurances that the amount of coverage will be adequate or that insurance proceeds will be available for a particular claim.

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

We are investing in new technologies which are inherently risky. We have made investments in research and development (“R&D) of new technologies that we believe will strengthen our relationships with customers if successful. To the extent that those investment efforts are unsuccessful, our competitive position may be harmed, and we may not realize a return on our investments.

To compete more successfully, we believe it is advantageous to maintain an effective R&D program to develop new products and manufacturing processes that will benefit our customers. Our R&D efforts are currently funded through investment of capital generated from operations, and we incurred R&D expenses of $1.5 million in 2022. We are focusing our R&D efforts across several key areas, including development of active optical cables and expanded beam connectors.

We do not expect all of our R&D investments to be successful. Some of our efforts to develop and market new products and technologies fail or fall short of our expectations, or will not be well-received by customers, who may adopt competing technologies.

Our investments in new products and technologies are inherently risky and are a departure from historical business operations. Developing Company owned technology and products is different than our historical manufacturing business. While we believe that this is an important step to further cultivate relationships with customers and partners, the Company has not historically developed its own technologies or products; rather, it has historically developed and manufactured products designed by our customers.

Development of new products and technologies may expose us to potential product liability risks that are inherent in the design, manufacture and marketing of those products. As a result, we face an inherent risk of damage to our reputation if one or more of our products or technologies are, or are alleged to be, defective. Although we carry product liability insurance, we may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Product liability, warranty and recall costs may have a material adverse effect on our business, financial condition and results of operations.

Financial Risks

If we fail to comply with the covenants contained in our credit agreement, we may be unable to secure additional financing and repayment obligations on our outstanding indebtedness may be accelerated.

Our credit agreement contains financial and operating covenants with which we must comply. As of December 31, 2022, we were in compliance with these covenants. However, our continued compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

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

Market Risks

Pandemics or disease outbreaks could adversely affect our operations, supply chains, financial condition and results of operations.

Outbreaks of epidemic, pandemic, or contagious diseases, such as, historically, the COVID-19 virus, Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could cause a disruption to our business. Business disruptions could include temporary closures of our facilities or the facilities of our suppliers, reduced demand from customers, unavailability or restricted availability of our material portions of our workforce, raw materials or components necessary to manufacture our products, or disruptions or restrictions on our ability to travel or to distribute our products. Any disruption of our operations, our suppliers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services. Any of these events could negatively impact our sales and have a material adverse effect on our business, financial condition, results of operations, or cash flows. We concluded no impairment of long-lived assets as of December 31, 2022 or 2021.

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

Global climate change and related regulations could negatively affect the Company.

Changes in environmental and climate change laws or regulations, including laws relating to Green House Gas (“GHG”) emissions, could lead to new or additional investment in the Company’s facilities and could increase environmental compliance expenditures. Changes in climate change concerns including GHG emissions, and the regulation of such concerns including climate-related disclosures, could subject the Company to additional costs and restrictions, including increased energy and raw material costs and other compliance requirements which could negatively impact the Company’s reputation, business, capital expenditures, results of operations and financial position.

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

Manufacturing facilities

Our manufacturing facilities are in good operating condition and we believe our overall production capacity is sufficient to handle our foreseeable manufacturing needs and customer requirements. The following are our manufacturing facilities as of December 31, 2022:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 6, 2023, there were 611 shareholders of record. Our stock is listed on the NASDAQ Capital Market under the symbol “NSYS”. We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2022 or 2021. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, limitations on payments of dividends present in our current or future debt agreements, and other factors.

Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High

March 31, 2022	$9.50	$12.38
June 30, 2022	$9.94	$14.37
September 30, 2022	$10.07	$19.56
December 31, 2022	$9.31	$16.01

March 31, 2021	$6.00	$9.00
June 30, 2021	$5.45	$10.67
September 30, 2021	$7.38	$14.20
December 31, 2021	$9.02	$12.59

Equity Compensation Plan Information

Certain information with respect to our equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Minnesota, United States based full-service global EMS contract manufacturer in the Medical, Aerospace & Defense and Industrial markets offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex electromedical and electromechanical products including medical devices, wire and cable assemblies, printed circuit board assemblies, higher-level assemblies, and other box builds for a wide range of industries. We serve three major markets within the EMS industry: Aerospace and Defense, Medical, and the Industrial market which includes industrial capital equipment, transportation, vision, agriculture, oil and gas. As of December 31, 2022, we have facilities in Minnesota: Bemidji, Blue Earth, Mankato, Milaca and Maple Grove. We also have facilities in Monterrey, Mexico and Suzhou, China.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods presented, as well as our disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including, but not limited to, valuation allowance for inventories, allowance for doubtful accounts, realizability of deferred tax assets and long-lived asset impairment testing.

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

Our accounting policies are described in “Note 1 – Summary of Significant Accounting Policies,” in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. We believe that the following discussion addresses our critical accounting policies and reflects those areas that require more significant judgments and use of estimates and assumptions in the preparation of our consolidated financial statements.

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

Operating Results

The following table presents our statements of operations data as percentages of total net sales for the years indicated:

	2022	2021
Net Sales	100.0%	100.0%
Cost of Goods Sold	84.7	86.2
Gross Profit	15.3	13.8

Selling Expenses	2.8	2.0
General and Administrative Expenses	8.5	8.7
Restructuring Expenses	0.0	0.3
R&D Expenses	1.1	0.4
Loss on Abandonment of Intangible Asset	0.0	0.5
Gain on Sale of Property and Equipment	0.0	(0.1)
Income from Operations	2.9	2.0

Interest Expense	(0.3)	(0.4)
PPP Loan Forgiveness	0.0	5.4
Income Before Income Taxes	2.6	7.0

Income Tax Expense	1.1	0.8
Net Income	1.5%	6.2%

Net Sales

Our net sales in 2022 were $134.1 million, compared to $115.2 million in 2021, an increase of $18.9 million or 16.4% that was driven by increases in all of our markets. The industrial market increased by $3.2 million or 9.0% in 2022 as compared to 2021. The medical market increased by $12.8 million or 20.3% with medical devices accounting for 6% of the increase and medical component products 94% of the increase. Net sales from the aerospace and defense markets increased by $2.9 million or 17.5% in 2022 as compared to 2021. These increases were driven by increased demand as well as price increases to counteract higher material and labor cost. We have also taken actions to scale the direct labor workforce and strengthen the supply chain for parts.

Net sales by our major EMS industry markets for the years ended December 31, 2022 and 2021 were as follows (in millions):

			%
	2022	2021	Change
Medical	$75.9	$63.1	20.3
Aerospace and Defense	19.5	16.6	17.5
Industrial	38.7	35.5	9.0
Total Net Sales	$134.1	$115.2	16.4

Net sales by timing of transfer of goods and services for years ended December 31, 2022 and 2021 are as follows (in millions):

Year Ended December 31, 2022

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$51.5	$22.3	$2.1	$75.9
Aerospace and Defense	16.7	1.9	0.9	19.5
Industrial	28.7	8.5	1.5	38.7
Total net sales	$96.9	$32.7	$4.5	$134.1

Year Ended December 31, 2021

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$47.3	$13.3	$2.5	$63.1
Aerospace and Defense	14.8	0.9	0.9	16.6
Industrial	27.2	6.9	1.4	35.5
Total net sales	$89.3	$21.1	$4.8	$115.2

Backlog

Our 90-day order backlog as of December 31, 2022 was $35.9 million as compared to $36.9 million at the end of 2021.Our 90-day backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be transferred within 180 days.

Our 90-day order backlog by market has remained relatively constant when compared to the prior year. 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

90-day shipment backlog by our major industry markets are as follows (in millions):

	90 Day Backlog as of the
	Year Ended December 31,		%
	2022	2021	Change
Medical	$21.7	$20.4	6.4
Aerospace and Defense	5.1	7.6	(32.9)
Industrial	9.1	8.9	2.2
Total Backlog	$35.9	$36.9	(2.7)

Our total order backlog as of December 31, 2022 was $104.1 million, a 9.6% increase from $95.0 million at December 31, 2021. Our total backlog remains strong as our biggest customers are placing orders into the future to secure supply of critical components, in particular for those with long lead times.

Total order backlog by our major industry markets are as follows (in millions):

	Total Backlog as of the
	Year Ended December 31,		%
	2022	2021	Change
Medical	$57.1	$54.9	4.0
Aerospace and Defense	24.5	22.0	11.4
Industrial	22.5	18.1	24.3
Total Backlog	$104.1	$95.0	9.6

The 90-day and total backlog at December 31, 2022 contain the contract asset value of $10.0 million which has been recognized as revenue.

Gross Profit

Our gross profit as a percentage of net sales was 15.3% and 13.8% for the years ended December 31, 2022 and 2021, respectively. The gross profit improvement relates primarily to price increases in response to material and labor cost inflation and higher production volume which increased plant utilization. The prior year gross profit as a percentage of net sales benefited from the $4.7 million reduction in payroll and medical expenses related to the Employee Retention Credit (“ERC”).

Selling

Selling expenses were $3.7 million, or 2.8% of net sales, for the year ended December 31, 2022 and $2.4 million, or 2.0% of net sales, for the year ended December 31, 2021. The increase in selling expense is driven by an increase in sales engineering expenses to support the increased sales.

General and Administrative

General and administrative expenses were $11.4 million, or 8.5% of net sales, for the year ended December 31, 2022 and $10.0 million, or 8.7% of net sales, for the year ended 2021. General and administrative expenses for the twelve months ended December 31, 2022 were up $1.4 million mainly due to higher professional fees and higher cost of labor; the twelve months ended December 31, 2021 includes a $0.4 million reduction in payroll and medical expenses related to the ERC.

Restructuring Charges

There were no restructuring charges for the year ended December 31, 2022. Restructuring charges related to the closure of the Merrifield facility were $0.3 million or 0.3% of net sales for year ended December 31, 2021.

Research and Development Expense

Research and development expenses were $1.5 million or 1.1% of sales for the year ended December 31, 2022 and $0.5 million or 0.4% of sales for the year ended 2021. We have several projects in process with estimated completion dates within the next two to five years.

Loss on Abandonment of Intangible Asset

There were no abandonment charges for the year ended December 31, 2022. Abandonment charges were approximately $0.6 million or 0.5% of net sales for the year ended December 31, 2021. The charges relate to the abandonment of the Devicix tradename.

Income from Operations

Our income from operations for the 2022 fiscal year was $3.9 million, an increase of $1.6 million from the 2021 fiscal year income of $2.3 million. The increase in income from operations was driven by the increase in gross profit. Income from operations in the 2021 fiscal year was positively affected by the 2021 employee retention credits of $5.2 million.

Interest Expense

Interest expense for the year ended December 31, 2022 and December 31, 2021 was $0.4 million in each period.

Paycheck Protection Program (PPP) Loan Forgiveness

In the fourth quarter of 2021, we received forgiveness from the Small Business Association (SBA) for the $6.1 million Promissory Note under the PPP. We recorded a PPP loan forgiveness gain of $6.2 million, including interest forgiven, which is included in other income (expense) on the consolidated statement of operations and other comprehensive income (loss) for the year ended December 31, 2021.

Income Taxes

Income tax expense was $1.5 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively. The effective tax rate for fiscal 2022 and 2021 was 42% and 12%, respectively. Our 2022 tax rate was driven by the increase in the valuation allowance from the Tax Cuts and Jobs Act requirement to capitalize and amortize research and experimental expenditures in 2022. Our 2021 tax rate was driven by the nontaxable PPP loan forgiveness.

The statutory reconciliation for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	2022	2021
Statutory Rate	$572	$1,606
State Income Tax	41	14
Effect of foreign operations	71	110
Withholding Tax	122	-
Change in State Deferred Rate	29	(39)
Valuation Allowance	587	472
PPP Loan Forgiveness	-	(1,276)
US Permanent differences	(28)	3
Federal Tax Credits	(272)	(37)
Global Intangible Low-Taxed Income Effect	301	391
Return to provision - credits, perm diffs	9	(481)
IRS Payable	17	121
Other	18	(25)
	$1,467	$859

Net Income

Our net income in 2022 was $2.0 million or $0.70 per diluted common share and $0.75 per basic common share. Our net income in 2021 was $7.2 million or $2.54 per diluted and $2.68 per basic common share.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations, funds expected to be received for the ERC and cash on hand will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the next twelve months.

Credit Facility

We have a credit agreement with Bank of America which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16 million that was to expire on June 15, 2022. On December 31, 2021, we renewed the credit agreement through June 15, 2026.

Under the Bank of America credit agreement, the line of credit is subject to variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 5.2% and 3.5% as of December 31, 2022 and 2021, respectively. We had borrowings on our line of credit of $6.9 million and $9.0 million outstanding as of December 31, 2022 and December 31, 2021, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings. In addition, the credit agreement does not expire within one year, the Company is not in violation of the covenants and the Company expects Bank of America to be capable of honoring the financing arrangement.

The line of credit with Bank of America contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2022 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2.0 million until availability is above that amount for 30 days. The Company met the covenants for the period ended December 31, 2022.

At December 31, 2022 and 2021, we had unused availability under our line of credit of $8.4 million and $3.5 million, respectively, supported by our borrowing base. The line is secured by substantially all of our assets. During 2022, we amended our credit agreement to include the Employee Retention Credit Receivable as security in our line of credit which improves our unused availability which expired on January 15, 2023.

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

Our China operation has a financing agreement with China Construction Bank which provides for a line of credit arrangement of 10,000,000 Renminbi (RMB) (approximately 1.5 million USD) that will expire on August 18, 2023. We had no amounts outstanding as of December 31, 2022 and 2021.

Cash flows for the years ended December 31, 2022 and 2021 are summarized as follows:

(in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$5,402	$(4,540)
Investing activities	(2,426)	(730)
Financing activities	(2,667)	3,931
Effect of exchange rate changes on cash	(53)	0
Net change in cash	$256	$(1,339)

Cash provided by operating activities for the year ended December 31, 2022 was $5.4 million compared to cash used in operations of $4.6 million for the year ended December 31, 2021. In 2022, the cash provided by operating activities was driven by results from operations. In 2021, increases in working capital due to higher sales backlog as well as actions taken to address the global supply chain shortages drove the use of cash from operating activities, primarily increased inventories of $4.6 million.

Net cash used in investing activities was $2.4 million for the year ended December 31, 2022 and net cash used in investing activities was $0.7 million for the year ended December 31, 2021. Cash used in investing activities in 2022 relates primarily to the purchase of $2.4 million of property and equipment. Cash used in investing activities in 2021 relates primarily to the purchase of $1.3 million of property and equipment offset by the proceeds from the sale of $0.6 million of property and equipment related to the Merrifield plant closure.

Net cash used in financing activities in 2022 of $2.7 million consisted primarily of net payments on the line of credit of $2.1 million and capital lease payments of $0.6 million. The cash provided by financing activities in 2021 of $3.9 million consisted primarily of increased borrowing on the line of credit of $5.7 million offset by payments on long-term debt and capital leases of $1.7 million.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Item 8. Financial Statements and Supplementary Data

PAGE

Report of Independent Registered Public Accounting Firm (PCAOB Firm ID 23)	29

Consolidated Financial Statements:

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022 and 2021	31

Consolidated Balance Sheets as of December 31, 2022 and 2021	32

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021	33

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022 and 2021	34

Notes to Consolidated Financial Statements	35-55

(The remainder of this page was intentionally left blank.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Nortech Systems, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nortech Systems, Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 17, 2023

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE DATA)

	2022	2021

Net Sales	$134,123	$115,168

Cost of Goods Sold	113,643	99,304

Gross Profit	20,480	15,864

Operating Expenses:
Selling Expenses	3,719	2,361
General and Administrative Expenses	11,425	10,002
Restructuring Expenses	-	327
R&D Expenses	1,463	483
Loss on Abandonment of Intangible Asset	-	560
Gain on Sale of Property and Equipment	(15)	(141)
Total Operating Expenses	16,592	13,592

Income from Operations	3,888	2,272

Other (Expense) Income
Interest Expense	(411)	(430)
PPP Loan Forgiviness Gain	-	6,171
Total Other (Expense) Income	(411)	5,741

Income Before Income Taxes	3,477	8,013

Income Tax Expense	1,467	859

Net Income	$2,010	$7,154

Income Per Common Share:
Basic	$0.75	$2.68
Weighted Average Number of Common Shares Outstanding - Basic	2,685,378	2,664,586

Diluted	$0.70	$2.54
Weighted Average Number of Common Shares Outstanding - Dilutive	2,891,285	2,821,523

Other comprehensive income
Foreign currency translation	(426)	93
Comprehensive income, net of tax	$1,584	$7,247

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE DATA)

	2022	2021
ASSETS
Current Assets
Cash	$1,027	$643
Restricted Cash	1,454	1,582
Accounts Receivable, less allowances of $334 and $328	15,975	14,548
Employee Retention Credit Receivable	2,650	5,209
Inventories, Net	22,438	19,434
Contract Assets	9,982	8,698
Prepaid Assets	1,334	1,660
Total Current Assets	54,860	51,774

Property and Equipment, Net	6,408	5,833
Operating Lease Assets	7,850	8,983
Other Intangible Assets, Net	422	501
Total Assets	$69,540	$67,091

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Finance Lease Obligations	$390	$601
Current Portion of Operating Leases	1,155	1,043
Accounts Payable	14,792	12,710
Accrued Payroll and Commissions	4,803	4,045
Other Accrued Liabilities	5,258	3,907
Total Current Liabilities	26,398	22,306

Long-Term Liabilities
Long-term Line of Credit	6,853	8,959
Long-Term Finance Lease Obligations, Net of Current Portion	565	916
Long-Tem Operating Lease Obligations, Net of current Portion	7,549	8,695
Other Long-Term Liabilities	95	104
Total Long-Term Liabilities	15,062	18,674
Total Liabilities	41,460	40,980

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized; 2,690,633 and 2,672,064 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	16,347	15,962
Accumulated Other Comprehensive (Loss) Income	(370)	56
Retained Earnings	11,826	9,816
Total Shareholders' Equity	28,080	26,111
Total Liabilities and Shareholders' Equity	$69,540	$67,091

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,010	$7,154
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used In) Operating Activities:
Depreciation	1,768	1,774
Amortization	150	176
Compensation on Stock-Based Awards	334	111
Compensation on Equity Appreciation Rights	-	143
Loss on Abandonment of Intangible Asset	-	560
Change in Accounts Receivable Allowance	6	(15)
Change in Inventory Reserves	(149)	(860)
Gain on Disposal of Property and Equipment	(15)	(141)
PPP Loan Forgiveness Gain	-	(6,171)
Foreign Currency Transaction Gain	(72)	-
Changes in Current Operating Items
Accounts Receivable	(1,746)	1,134
Employee Retention Credit Receivable	2,574	(5,209)
Inventories	(2,985)	(4,613)
Contract Assets	(1,283)	(2,799)
Prepaid Expenses and other Curent Assets	317	(171)
Income Taxes	643	634
Accounts Payable	2,216	1,471
Accrued Payroll and Commissions	783	1,176
Other Accrued Liabilities	851	1,106
Net Cash Provided by (Used In) Operating Activities	5,402	(4,540)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	15	626
Purchase of Intangible Asset	(71)	(64)
Purchases of Property and Equipment	(2,370)	(1,292)
Net Cash Used In Investing Activities	(2,426)	(730)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line of Credit	119,349	109,544
Payments to Line of Credit	(121,468)	(103,856)
Principal Payments on Long-Term Debt	-	(1,128)
Principal Payments on Financing Leases	(599)	(664)
Stock Option Excercises	51	35
Net Cash (Used In) Provided By Financing Activities	(2,667)	3,931

Effect of Exchange Rate Changes on Cash	(53)	-

Net Change in Cash and Cash Equivalents	256	(1,339)
Cash and Cash Equivalents - Beginning of Year	2,225	3,564
Cash and Cash Equivalents - End of Year	$2,481	$2,225

Reconciliation of cash and restricted cash reported within the consolidated balance sheets
Cash	$1,027	$643
Restricted Cash	1,454	1,582
Total Cash and restricted cash reported in the consolidated statements of cash flows	$2,481	$2,225

	2022	2021

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$476	$316
Cash Paid (Refunded) for Income Taxes	237	(114)

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	$14	$35
Property Acquired under Operating Lease	44	1,188
Equipment Acquired under Finance Lease	41	368
PPP Loan Forgiveness	-	6,171

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS)

				Accumulated
			Additional	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Retained	Shareholders'
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
BALANCE DECEMBER 31, 2020	$250	$27	$15,816	$(37)	$2,662	$18,718
Net Loss	-	-	-	-	7,154	7,154
Foreign Currency Translation Adjustment	-	-	-	93	-	93
Stock Option Exercises	-	-	35	-		35
Compensation on Stock-based awards	-	-	111	-	-	111

BALANCE DECEMBER 31, 2021	250	27	15,962	56	9,816	26,111
Net Income	-	-	-	-	2,010	2,010
Foreign Currency Translation Adjustment	-	-	-	(426)	-	(426)
Stock Option Exercises	-	-	51	-	-	51
Compensation on stock-based awards	-	-	334	-	-	334

BALANCE DECEMBER 31, 2022	$250	$27	$16,347	$(370)	$11,826	$28,080

See accompanying notes to consolidated financial statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Estimates also affect the reported amounts of revenue and expense during the reporting period. Significant items subject to estimates and assumptions include the valuation allowance for inventories, allowance for doubtful accounts, realizability of deferred tax assets and long-lived asset impairment testing. Actual results could differ from those estimates.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. As of December 31, 2022 we had outstanding letters of credit for $300. Restricted cash as of December 31, 2022 and December 31, 2021 was $1,454 and $1,582, respectively. The December 31, 2022 and 2021 restricted cash balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business. Accounts receivable are unsecured and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts was $334 and $328 at December 31, 2022 and 2021, respectively. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

The Company qualified and applied for the ERC in 2021 for the first and second quarters of that year. The Company has elected to account for the credit as a government grant. U.S. GAAP does not include grant accounting guidance for for-profit entities, therefore, the Company has elected to follow the grant accounting model in International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the Company cannot recognize any income from the grant until there is reasonable assurance (similar to the “probable” threshold in U.S. GAAP) that any conditions attached to the grant will be met and that the grant will be received. Once it is reasonably assured that the grant conditions will be met and that the grant will be received, grant income is recorded on a systematic basis over the periods in which the Company recognizes the payroll expenses for which the grant is intended to compensate. Income from the grant can be presented as either other income or as a reduction in the expenses for which the grant was intended to compensate.

The CARES Act allowed for the deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As of December 31, 2022, there was $1,158 of social security tax payments deferred, of which 50% was required to be remitted by December 2021 and the remaining 50% by December 2022. IRS Notice 2020-22 and Notice 2021-24 provides that employers are not subject to the penalty for failing to timely deposit employment taxes under Code Section 6656 if (i) the amount of employment taxes that are not deposited (i.e., the deemed credit amount) is less than or equal to the employer’s anticipated credits (ERC) and (ii) the employer did not previously file for advance payment of these credits. We did not remit the amount due on December 31, 2021 or during 2022 due to our awaiting receipt of the anticipated credits under the ERC that exceeds the deferral amount as allowed under the above IRS Notices. The deferred amounts are recorded within accrued payroll and commissions on the condensed consolidated balance sheets.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Inventories are as follows:

	2022	2021
Raw materials	$21,673	$18,492
Work in process	1,238	1,678
Finished goods	671	562
Reserves	(1,144)	(1,298)
Total	$22,438	$19,434

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

	(in years)
Buildings		39
Leasehold improvements	3	-	15
Manufacturing equipment	3	-	7
Office and other equipment	3	-	7

Property and equipment at December 31, 2022 and 2021:

	2022	2021
Land	$148	$148
Building and Leasehold Improvements	5,289	4,083
Manufacturing Equipment	19,128	18,892
Office and Other Equipment	6,822	6,934
Accumulated Depreciation and Amortization	(24,979)	(24,224)
Total Property and Equipment, Net	$6,408	$5,833

Long-Lived Asset Impairment

We evaluate long-lived assets, primarily property and equipment, as well as the related depreciation periods, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets or asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to dispose. No impairments of long-lived assets were recorded during the years ended December 31, 2022 and 2021.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Preferred Stock

Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and if declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2022 and 2021.

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

Goods created for customers with no alternative use and enforceable right to a payment of cost plus a reasonable margin, revenue is recognized over time instead of at a point in time. Revenue is recorded net of returns, allowances and customer discounts. Our net sales for services were less than 10% of our total sales for all periods presented, and accordingly, are included in net sales in the Consolidated Statements of Operations and Comprehensive Loss. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

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

Advertising

Advertising costs are charged to operations as incurred. The total amount charged to expense was $63 and $57 for the years ended December 31, 2022 and 2021, respectively.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

Incentive Compensation

We use a Black-Scholes option-pricing model to determine the grant date fair value of our service-based incentive awards and recognize the expense on a straight-line basis over the vesting period. We determine the grant date fair value of our market-based incentive awards using a lattice simulation model and recognize the expense on a straight-line basis over the vesting period. The grant date fair value of restricted stock units is determined based on the closing market price of the Company's common stock on the date of grant, with compensation expense recognized ratably over the applicable vesting period. See Note 8 for additional information.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Dilutive net income (loss) per common share assumes the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding, unless their effect is antidilutive. For the year ended December 31, 2022, stock options of 205,907 were included in the computation of diluted income per common share as their impact were dilutive. For the year ended December 31, 2021, stock options of 156,937 were included in the computation of diluted income per common share as their impact were dilutive.

Fair Value of Financial Instruments

The carrying amounts of all financial instruments approximate their fair values. The carrying amounts for cash, accounts receivable, ERC receivable, accounts payable, and other assets and liabilities approximate fair value because of the short maturity of these instruments. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the carrying value of our long-term debt and line of credit approximates its fair value.

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

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Level 3: Unobservable inputs for the asset or liability, reflecting the reporting entity’s own assumptions about the assumptions that market participants would use in pricing

Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. We endeavor to use the best available information in measuring fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4, Other Intangible Assets, for more detail.

Enterprise-Wide Disclosures

Our results of operations for the years ended December 31, 2022 and 2021 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

Export sales from our domestic operations represent approximately 4.0% and 3.1% of consolidated net sales for the years ended December 31, 2022 and 2021, respectively.

Net sales by our major EMS industry markets for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Medical	$75,907	$63,047
Aerospace and Defense	19,479	16,639
Industrial	38,737	35,482
Total Net Sales	$134,123	$115,168

Noncurrent assets, excluding deferred taxes, by country are as follows:

	United States	Mexico	China	Total
December 31, 2022
Property and Equipment, Net	$5,109	$494	$805	$6,408
Operating Lease Assets	$5,381	2,469	-	$7,850
Other Assets	$422	-	-	$422

December 31, 2021
Property and Equipment, Net	$4,664	$454	$715	$5,833
Operating Lease Assets	$5,287	2,800	896	$8,983
Other Assets	$501	-	-	$501

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Foreign Currency Transactions

The functional currency for our Mexico subsidiary is the US dollar. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense). The functional currency for our China subsidiary is the Renminbi (“RMB”). Assets and liabilities of the China operation are translated from RMB into U.S. dollars at period-end rates, while income and expense are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive loss within shareholders’ equity. The total foreign currency translation adjustment decreased shareholders’ equity by $426 and increased shareholder’s equity by $93 for the years ended December 31, 2022 and 2021, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statements of Operations. Net foreign currency transaction losses included in the determination of net earnings was $42 and $131 for the years ended December 31, 2022 and 2021, respectively.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The ASU also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The new guidance is effective for public business entities that meet the definition of a Smaller Reporting Company as defined by the SEC for interim and annual periods beginning after December 15, 2022. We have evaluated the impact of this standard on our consolidated financial statements and related disclosures and conclude it will not be material.

Revision and Immaterial Correction of an Error in Previously Issued Financial Statements

The Company identified an error related to the classification of the activity on our line of credit facility with Bank of America at December 31, 2021 as reported on Form 10-K.  In our December 31, 2021 consolidated financial statements, we incorrectly classified borrowings and payments on our line of credit facility on a net basis within the financing section of the consolidated cash flow statement; this activity should be shown on a gross basis.  This change in presentation to the consolidated cash flow statement does not impact total operating, investing, or financing cash flows.  There was no change to the consolidated statement of income or consolidated balance sheet.  In accordance with ASC 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were immaterial to the Company’s 2022 audited financial statements. Since these revisions were not material to any prior period financial statements, no amendments to previously filed financial statements are required. Consequently, the Company has corrected  these immaterial errors by revising the December 31, 2021 consolidated financial statements presented herein.

The tables below present the effect of the financial statement adjustments related to the revision discussed above of the Company’s previously reported financial statements as of and for the periods ended December 31, 2021.

The effect of the immaterial correction of an error on our previously filed audited consolidated financial statements as of December 31, 2021 and for the year then ended is as follows:

Consolidated Statements of Cash Flows
	December 31, 2021
CASH FLOWS FROM FINANCING ACTIVITIES	As reported	Adjustment	As revised
Net Proceeds from Line of Credit	5,688	(5,688)	-
Proceeds from Line of Credit	-	109,544	109,544
Payments to Line of Credit	-	(103,856)	(103,856)
Principal Payments on Long-Term Debt	(1,128)		(1,128)
Principal Payments on Financing Leases	(664)		(664)
Stock Option Excercises	35		35
Net Cash Provided By Financing Activities	3,931	-	3,931

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

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances individually represented 10% or more of total accounts receivable. One customer accounted for 26.9% of net sales for both of the years ended December 31, 2022 and 2021. Accounts receivable for one customer was 21.1% and 19.3% at December 31, 2022 and 2021, respectfully.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 72% and 78% of our revenue for the years ended December 31, 2022 and 2021, respectively. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Contract Assets

Contract assets, recorded as such in the Consolidated Balance Sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the years ended December 31, 2022 and 2021 was as follows:

Balance outstanding at December 31, 2021	$8,698
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	96,924
Amounts invoiced during the period	(95,640)
Balance outstanding at December 31, 2022	$9,982

We expect substantially all of the remaining performance obligations for the contract assets recorded as of December 31, 2022, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the years ended December 31, 2022 and 2021:

	Year Ending December 31, 2022
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$51,473	$22,288	$2,146	$75,907
Aerospace and Defense	16,745	1,859	875	19,479
Industrial	28,706	8,541	1,490	38,737
Total net sales	$96,924	$32,688	$4,511	$134,123

	Year Ending December 31, 2021
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$47,285	$13,250	$2,512	$63,047
Aerospace and Defense	14,879	861	899	16,639
Industrial	27,213	6,851	1,418	35,482
Total net sales	$89,377	$20,962	$4,829	$115,168

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 4. OTHER INTANGIBLE ASSETS

Finite life intangible assets at December 31, 2022 and 2021 are as follows:

	Customer Relationships	Trade Names	Patents	Total
Balance at January 1, 2021	$507	$589	$77	$1,173
Additions	-	-	64	64
Amortization	147	29	-	176
Abandonment Loss	-	560	-	560
Balance at December 31, 2021	$360	$-	$141	$501
Additions	-	-	71	71
Amortization	144	-	6	150
Balance at December 31, 2022	$216	$-	$206	$422

In 2021, we determined the fair value of the Devicix tradename was more likely than not at $0 based on management’s best estimate and recognized a $560 loss on abandonment of intangible assets.

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted average remaining amortization period of our intangible assets is 1.9 years. Of the patents value at December 31, 2022, $95 are being amortized and $111 are in process and a patent has not yet been received.

Amortization expense of finite life intangible assets was $150 and $176 for the years ended December 31, 2022 and 2021, respectively.

Estimated future annual amortization expense (except projects in process) related to these assets is approximately as follows:

Year	Amount
2023	$159
2024	87
2025	14
2026	14
2027	14
Thereafter	23
Total	$311

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 5. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America which was entered into on June 15, 2017, and subsequently extended, which provides for a line of credit arrangement of $16,000 that expires on June 15, 2026.

Under the amended Bank of America credit agreement signed December 31, 2021, the line of credit is subject to variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Prior to the amendment, the line of credit was subject to variations in LIBOR. Our line of credit bears interest at a weighted-average interest rate of 5.2% and 3.5% as of December 31, 2022 and 2021, respectively. We had borrowings on our line of credit of $6,897 and $9,016 outstanding as of December 31, 2022 and December 31, 2021, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings. In addition, the credit agreement does not expire within one year, the Company is not in violation of the covenants and the Company expects Bank of America to be capable of honoring the financing arrangement. The line of credit is shown net of debt issuance costs of $44 thousand on the consolidated balance sheet for the year ended December 31, 2022.

The line of credit with Bank of America contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2022 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days. The Company met the covenants for the period ended December 31, 2022.

At December 31, 2022 and 2021, we had unused availability under our line of credit of $8,380 and $3,539, respectively, supported by our borrowing base. The line is secured by substantially all of our assets. During 2022, we amended our credit agreement to include the Employee Retention Credit Receivable as security in our line of credit which improves our unused availability which expired on January 15, 2023.

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

Our China operation has a financing agreement with China Construction Bank which provides for a line of credit arrangement of 10,000,000 Renminbi (RMB) (approximately 1.5 million USD) that will expire on August 18, 2023. We had no amounts outstanding as of December 31, 2022 and 2021.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 6. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At December 31, 2022, we do not have material lease commitments that have not commenced. We did extend and add operating leases for our manufacturing facilities in 2021.

We have financing leases for certain property and equipment used in the normal course of business.

The components of lease expense were as follows:

	December 31,	December 31,
Lease Cost	2022	2021
Operating lease cost	$2,309	$2,291
Finance lease interest cost	63	79
Finance lease amortization expense	730	502
Total lease cost	$3,102	$2,872

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease assets	$7,850	$8,983
Finance lease assets	Property, Plant and Equipment	1,363	2,052
Total leased assets		$9,213	$11,035

Liabilities
Current
Current operating lease liabilities	Current Portion of Operating Lease Obligations	$1,155	$1,043
Current finance lease liabilities	Current Portion of Finance Lease Obligations	390	601
Noncurrent
Long-term operating lease liabilities	Long Term Operating Lease Liabilities, Net	7,549	8,695
Long term finance lease liabilities	Long Term Finance Lease Obligations, Net	565	916
Total lease liabilities		$9,659	$11,255

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Supplemental cash flow information related to leases was as follows:

	December 31,	December 31,
	2022	2021
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$1,721	$1,649
Right-of-use assets obtained in exchange for lease obligations	$44	$1,188

The right-of use-assets obtained in exchange in for lease obligations in the year ended December 31, 2021 was largely due to leasing of additional space in our Suzhou, China facility.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2023	1,786	433	2,219
2024	1,515	379	1,894
2025	1,265	103	1,368
2026	1,227	109	1,336
2027	1,256	-	1,256
Thereafter	5,818	-	5,818
Total lease payments	$12,867	$1,024	$13,891
Less: Interest	(4,163)	(69)	(4,232)
Present value of lease liabilities	$8,704	$955	$9,659

The lease term and discount rate at December 31, 2022 were as follows:

Weighted-average remaining lease term (years)
Operating leases	8.9
Finance leases	2.6
Weighted-average discount rate
Operating leases	7.7%
Finance leases	5.2%

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The income tax expense for the years ended December 31, 2022 and 2021 consists of the following:

	2022	2021

Current taxes - Federal	$855	$401
Current taxes - State	55	17
Current taxes - Foreign	557	441
Income tax expense	$1,467	$859

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The statutory rate reconciliation for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Statutory Rate	$572	$1,606
State Income Tax	41	14
Effect of foreign operations	71	110
Change in State Deferred Rate	29	(39)
Valuation Allowance	587	472
PPP Loan Forgiveness	-	(1,276)
US Permanent differences	(28)	3
Federal Tax Credits	(272)	(37)
Global Intangible Low-Taxed Income Effect	301	391
Return to provision - credits, perm diffs	9	(481)
Withholding Tax	122	-
IRS Payable	17	121
Other	18	(25)
	$1,467	$859

Income and loss from operations before income taxes was derived from the following sources:

	2022	2021
Domestic	$990	$6,072

Foreign	2,487	1,941
	$3,477	$8,013

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Deferred tax (liabilities) assets at December 31, 2022 and 2021, consist of the following:

	2022	2021
Deferred Tax
Allowance for uncollectable accounts	$81	$80
Inventories reserve	263	303
Accrued vacation	127	135
Accrued bonus	462	274
Stock-based compensation and equity appreciation rights	159	135
Other Accruals	548	547
Lease Accounting ASC 842 Lease Liability	1,351	1,555
Capitalized Research Expenses	318	-
Net operating loss carryforwards	-	101
Tax credit carryforwards	156	162
Unrealized Foreign Currency Gain	20	22
Intangibles	515	569
COGS Rev Rec Adjustment	1,864	1,776
COGS Offset Adjustment	(1,875)	(1,807)
Other	235	10
Total	4,224	3,862
Valuation allowance	(2,563)	(1,976)
Deferred tax assets	1,661	1,886

Accumulated Other Comprehensive Income	(56)	(297)
Lease Accounting ASC 842 Lease Asset	(1,301)	(1,518)
Prepaid Expenses	(143)	-
Property and equipment	(161)	(71)
Deferred tax liabilities	(1,661)	(1,886)
Net deferred tax assets	$-	$-

We currently have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and U.S. GAAP income. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our financial statements become deductible for tax purposes. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on guidance provided in current financial accounting standards.

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

After considering all available evidence, both positive and negative, we have concluded that a valuation allowance is needed for all our United States based deferred tax assets due to the history of operating losses sustained in the past three years.

At December 31, 2022, for U.S. state purposes, we have Minnesota R&D credit carry forwards of $172, which begin to expire in 2027.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The tax effects from uncertain tax positions can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following tables set forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the years ended December 31, 2022 and 2021 (in thousands):

Balance at December 31, 2021	$50
Tax Positions - Additions	-
Tax Positions - Reductions	-
Balance at December 31, 2022	$50

Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2022 and 2021 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2022, our 2018 IRS audit was finalized.

NOTE 9. 401(K) RETIREMENT PLAN

We have a 401(k) profit sharing plan (the 401(k) Plan) for our employees. The 401(k) Plan is a defined contribution plan covering substantially all of our U.S. employees. Employees are eligible to participate in the Plan after completing three months of service and attaining the age of 18. Employees are allowed to contribute up to 60% of their wages to the 401(k) Plan. Historically we have matched 25% of the employees’ contributions up to 6% of covered compensation. We made contributions, net of forfeitures, of approximately $301 and $276 during the years ended December 31, 2022 and 2021, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10. INCENTIVE PLANS

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. An additional 50,000 and 175,000 shares were authorized by the shareholders in March 2020 and May 2022, respectively. There were 115,000 options and restricted stock units and 49,000 options granted during the years ended December 31, 2022 and 2021, respectively.

Stock Options

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

We granted 21,000 market condition options to our Chief Executive Officer during the twelve months ended December 31, 2022. The market condition options vest if certain stock prices are exceeded between February 27, 2024 and February 27, 2028. We granted 73,000 service-based options during the twelve months ended December 31, 2022. There were 49,000 stock options granted during the twelve months ended December 31, 2021.

Total compensation expense related to stock options was $237 for the twelve months ended December 31, 2022. Total compensation expense related to stock options was $116 for the twelve months ended December 31, 2021. As of December 31, 2022, there was $762 of unrecognized compensation which will vest and expense over the next 3.61 years.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A summary of option activity as of and for the years ended December 31, 2022 and 2021 as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2021	362,640	$3.96
Granted	49,000	8.50
Exercised	(13,400)	3.43
Cancelled	(10,740)	3.42
Outstanding – December 31, 2021	387,500	$4.57	7.17	$1,225
Granted	94,000	11.18
Exercised	(19,800)	3.40
Cancelled	(9,000)	4.19
Outstanding – December 31, 2022	452,700	$5.97	6.87	$2,855
Exercisable on December 31, 2022	223,300	$4.11	5.76	$1,817

Restricted Stock Units

During the twelve months ended December 31, 2022, we granted 21,000 restricted stock units (“RSUs”) under our 2017 Stock Incentive Plan to non-employee directors which vest over two years. Total compensation expense related to the RSUs were $97 for the twelve months ended December 31, 2022. There was no compensation expense related to RSUs for the twelve months ended December 30, 2021. Total unrecognized compensation expense related to the RSUs was $155, which will vest over the next 1.24 years. The RSUs granted in the twelve months ended December 31, 2022 had an average grant price of $12.00 per share with a weighted average remaining contractual term of 9.24 years. No RSUs vested during the twelve months ended December 31, 2022.

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

During the years ended December 31, 2022 and 2021, no Units were granted. Total compensation expense related to the vested outstanding Units based on the estimated appreciation over their remaining terms was approximately $0 and $143 for the year ended December 31, 2022 and 2021, respectively.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

NOTE 12. EMPLOYEE RETENTION CREDIT

We qualified for Employee Retention Credits on qualified wages paid in the first and second quarters of 2021 and filed for both credits in the third quarter of 2021. We recognize government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. In 2021, there was $5,209 related to Employee Retention Credits recognized as a reduction of the associated costs within cost of goods sold of $4,670, selling of $125, and general and administrative expenses of $414 on the consolidated statements of operations. We received payment on the Employee Retention Credit for the first quarter of 2021 of $2,559 in the fourth quarter of 2022. The remaining Employee Retention Credits Receivable of $2,650 is recorded on the Consolidated Balance Sheets.

During the year ended December 31, 2022, the Company received the ERC related to the first quarter of 2021 of $2,559. The remaining Employee Retention Credits Receivable of $2,650 is recorded on the consolidated balance sheets as of December 31, 2022.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 13. RELATED PARTY TRANSACTIONS

David Kunin, our Chairman, is a minority owner of Abilitech Medical, Inc. Mr. Kunin also was a consultant to Abilitech, which relationship ended on March 1, 2021. Abilitech paid the Company $247 and $1,079 in the years ended December 31, 2022 and 2021, respectively, for delivery of medical products. We have exposure to Abilitech which includes $141 of accounts receivable and $113 of inventory. We do not believe that Abilitech will pay the Company on accounts receivable or for inventory and we have fully reserved for such exposure. The Company believes that transactions with Abilitech are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company will meet its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the contribution will not exceed $500. Marpe is engaged in raising funds for its operations, which funds are necessary to pay for the Company's services beyond its contribution. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recoup the value of services provided to Marpe for which is not fully paid. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. During the twelve months ended December 31, 2022 and 2021, we recognized revenue of $440 and $148, respectively. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework of 2013. Based on our assessment, we concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of the Registrant will be included in the Registrant's proxy statement relating to its Annual Meeting of Shareholders to be held May 10, 2023 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The company has adopted a code of conduct applicable to all officers, directors, and employees. A copy of this code of conduct will be provided to any person, without charge, upon request from Nortech c/o Chief Financial Officer 7550 Meridian Circle N # 150, Maple Grove, MN 55369.

Item 11. Executive Compensation

Information regarding executive compensation of the Registrant will be included in the Registrant's proxy statement relating to its Annual Meeting of Shareholders to be held May 10, 2023 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant's proxy statement relating to its Annual Meeting of Shareholders to be held May 10, 2023 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant's proxy statement relating to its Annual Meeting of Shareholders to be held May 10, 2023 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2022.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)

Equity compensation plans approved by security holders	232,000	$5.97	28,967

Equity compensation plans not approved by security holders	-	-	-

Total	232,000	$5.97	28,967

(1)	Represents common shares issuable upon the exercise of outstanding options granted under the 2017 Incentive Compensation Plan (the 2017 Plan).

(2)	Represents common shares remaining available for issuance under the 2017 Plan of 28,967.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Registrant's proxy statement relating to its Annual Meeting of Shareholders to be held May 10, 2023 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Registrant's proxy statement relating to its Annual Meeting of Shareholders to be held May 10, 2023 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

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

3.	The following exhibits are incorporated herein by reference:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed July 16, 1996 (File No. 333-00888)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on March 19, 2020)

10.1	Amendment dated November 5, 2014 to Employment Agreement with Michael Degen (incorporated by reference to Exhibit 99.1 to Form 8-K filed November 7, 2014)**

10.2	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)

10.3	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 21, 2016).

10.4	2017 Stock Incentive Plan approved by shareholders May 3, 2017 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed March 22, 2017).**

10.5	Amended and Restated Employment Agreement with Richard Wasielewski dated May 15, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 19, 2017).**

10.6	Loan and Security Agreement with Bank of America N.A. dated June 15, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 21, 2017)

10.7	First Amendment dated December 29, 2017 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 8, 2018)

10.8

Lease Agreement dated February 21, 2018 by and between Manufacturing Assembly Solutions of Monterrey, Inc., a wholly owned Mexican subsidiary of the Company, and OPERADORA STIVA, S.A. DE C.V. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 27, 2018)

10.9	Amendment to the Amended and Restated Employment Agreement with Richard Wasielewski dated December 19, 2018 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 21, 2018).**

10.10	Second Amendment dated August 13, 2019 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2019).

10.11	Employment Agreement with John Lindeen dated September 9, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2019)

10.12	Third Amendment dated November 12, 2019 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 12, 2019).

10.13	First Amendment to Lease Agreement dated September 17, 2018 between the Company and AR Meridian Circle Owner, LLC, as successor to LSOP 3 MN 3, LLC. *

10.14	Purchase and Sale Agreement between the Company and Essjay Investment Company, LLC dated June 24, 2020 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 11, 2020)

10.15

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

10.17	Fourth Amendment dated August __,2020 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.3 to Form 8-K filed September 1, 2020).

10.18	Employment Agreement with Christopher D. Jones dated November 2, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 6, 2020).**

10.19	First Amendment to Employment Agreement with Jay Miller dated November 11, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 12, 2020).**

10.20	Fifth Amendment dated December 1, 2020 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2021).

10.21	Sixth Amendment dated December 31, 2021 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 5, 2022).

10.22	Employment Agreement with Jay D. Miller dated February 27, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 3, 2022).**

10.23	Seventh Amendment dated March 4, 2022 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 10, 2022).

10.24	Eighth Amendment dated September 9, 2022 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 105 to Form 10-Q filed November 9, 2022).

21	Subsidiaries of Nortech Systems Incorporated*

23	Consent of Baker Tilly US, LLP*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

Financial statements from the annual report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

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

Nortech Systems Incorporated Registrant

By:	/s/ Jay D. Miller	March 17, 2023
Jay D. Miller President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jay D. Miller	March 17, 2023
Jay D. Miller
President and Chief Executive Officer (principal executive officer) and Director

By: /s/ Christopher D. Jones	March 17, 2023
Christopher D. Jones
Chief Financial Officer (principal financial and accounting officer)

By: /s/ David B. Kunin	March 17, 2023
David B. Kunin, Chairman and Director

By: /s/ Stacy A. Kruse	March 17, 2023
Stacy A. Kruse, Director

By: /s/ Ryan P. McManus	March 17, 2023
Ryan P. McManus, Director

By: /s/ Steven J. Rosenstone	March 17, 2023
Steven J. Rosenstone, Director

By: /s/ Philip I. Smith	March 17, 2023
Philip I. Smith, Director

By: /s/ Dan Sachs	March 17, 2023
Dan Sachs, Director

By: /s/ David Graff	March 17, 2023
David Graff, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed July 16, 1996 (File No. 333-00888)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on March 19, 2020)

10.1	Amendment dated November 5, 2014 to Employment Agreement with Michael Degen (incorporated by reference to Exhibit 99.1 to Form 8-K filed November 7, 2014)**

10.2	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)

10.3	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 21, 2016).

10.4	2017 Stock Incentive Plan approved by shareholders May 3, 2017 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed March 22, 2017).**

10.5	Amended and Restated Employment Agreement with Richard Wasielewski dated May 15, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 19, 2017).**

10.6	Loan and Security Agreement with Bank of America N.A. dated June 15, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 21, 2017)

10.7	First Amendment dated December 29, 2017 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 8, 2018)

10.8

Lease Agreement dated February 21, 2018 by and between Manufacturing Assembly Solutions of Monterrey, Inc., a wholly owned Mexican subsidiary of the Company, and OPERADORA STIVA, S.A. DE C.V. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 27, 2018)

10.9	Amendment to the Amended and Restated Employment Agreement with Richard Wasielewski dated December 19, 2018 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 21, 2018).**

10.10	Second Amendment dated August 13, 2019 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2019).

10.11	Employment Agreement with John Lindeen dated September 9, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2019)

10.12	Third Amendment dated November 12, 2019 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 12, 2019).

10.13

First Amendment to Lease Agreement dated September 17, 2018 between the Company and AR Meridian Circle Owner, LLC, as successor to LSOP 3 MN 3, LLC (incorporated by reference to Exhibit 10.21 to Form 10-K filed March 19, 2020).

10.14	Purchase and Sale Agreement between the Company and Essjay Investment Company, LLC dated June 24, 2020 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 11, 2020)

10.15

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

10.17	Fourth Amendment dated August __,2020 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.3 to Form 8-K filed September 1, 2020).

10.18	Employment Agreement with Christopher D. Jones dated November 2, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 6, 2020).**

10.19	First Amendment to Employment Agreement with Jay Miller dated November 11, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 12, 2020).**

10.20	Fifth Amendment dated December 1, 2020 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2021).

10.21	Sixth Amendment dated December 31, 2021 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 5, 2022).

10.22	Employment Agreement with Jay D. Miller dated February 27, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 3, 2022).**

10.23	Seventh Amendment dated March 4, 2022 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 10, 2022).

10.24	Eighth Amendment dated September 9, 2022 to Loan and Security Agreement between the Company and Bank of America N.A. (incorporated by reference to Exhibit 105 to Form 10-Q filed November 9, 2022).

21	Subsidiaries of Nortech Systems Incorporated*

23	Consent of Baker Tilly US, LLP*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

Financial statements from the annual report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed electronically herewith.

**	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.