Form 10-Q
period 2023-03-31
NORTECH SYSTEMS INC
filed 2023-05-10
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

NORTECH SYSTEMS INCORPORATED

Commission file number 0-13257

State of Incorporation: Minnesota

IRS Employer Identification No. 41-1681094

Executive Offices:  7550 Meridian Circle N., Suite #150, Maple Grove, MN 55369

Telephone number: (952) 345-2244

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	NSYS	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days . Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of $.01 par value common stock outstanding at May 5, 2023 was 2,700,633.

PART

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022

Net Sales	$34,888	$30,711

Cost of Goods Sold	29,404	26,667

Gross Profit	5,484	4,044

Operating Expenses
Selling Expenses	890	833
General and Administrative Expenses	3,265	2,729
Research and Development Expenses	276	328
Gain on Sale of Assets	-	(15)

Total Operating Expenses	4,431	3,875

Income From Operations	1,053	169

Other Expense
Interest Expense	(110)	(98)

Income Before Income Taxes	943	71

Income Tax Expense (Benefit)	262	(67)

Net Income	$681	$138

Net Income Per Common Share:

Basic (in dollars per share)	$0.25	$0.05
Weighted Average Number of Common Shares Outstanding - Basic (in shares)	2,692,033	2,680,731

Diluted (in dollars per share)	$0.23	$0.05
Weighted Average Number of Common Shares Outstanding - Diluted (in shares)	2,903,635	2,871,901

Other comprehensive income
Foreign currency translation	40	5
Comprehensive income, net of tax	$721	$143

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31,	DECEMBER 31,
	2023	2022(1)
	(Unaudited)
ASSETS
Current Assets
Cash	$1,267	$1,027
Restricted Cash	1,366	1,454
Accounts Receivable, less allowances of $303 and $334	16,219	15,975
Employee Retention Credit Receivable	2,650	2,650
Inventories, Net	21,344	22,438
Contract Assets, less allowances of $20 and $0	10,790	9,982
Prepaid Expenses	1,933	1,334
Total Current Assets	55,569	54,860

Property and Equipment, Net	6,543	6,408
Operating Lease Assets	7,561	7,850
Other Intangible Assets, Net	382	422
Total Assets	$70,055	$69,540

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Finance Lease Obligations	$394	$390
Current Portion of Operating Lease Obligations	1,130	1,155
Accounts Payable	13,082	14,792
Accrued Payroll and Commissions	6,048	4,803
Income Taxes Payable	837	733
Customer Deposits	4,830	3,515
Other Accrued Liabilities	1,128	1,010
Total Current Liabilities	27,449	26,398

Long-Term Liabilities
Long Term Line of Credit	5,845	6,853
Long Term Finance Lease Obligations, Net	465	565
Long-Term Operating Lease Obligations, Net	7,297	7,549
Other Long-Term Liabilities	94	95
Total Long-Term Liabilities	13,701	15,062
Total Liabilities	41,150	41,460

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,700,633 and 2,690,633 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	16,481	16,347
Accumulated Other Comprehensive Loss	(330)	(370)
Retained Earnings	12,477	11,826
Total Shareholders' Equity	28,905	28,080
Total Liabilities and Shareholders' Equity	$70,055	$69,540

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

(1) The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income	$681	$138
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	505	486
Compensation on Stock-Based Awards	99	48
Change in Inventory Reserves	32	97
Other, Net	(47)	23
Changes in Current Operating Items
Accounts Receivable	(206)	(188)
Inventories	1,075	(1,852)
Contract Assets	(823)	585
Prepaid Expenses and other Curent Assets	(600)	(263)
Income Taxes	113	(168)
Accounts Payable	(1,799)	1,302
Accrued Payroll and Commissions	1,244	845
Customer Deposits	1,315	456
Other Accrued Liabilities	129	(18)
Net Cash Provided By Operating Activities	1,718	1,491

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	-	15
Purchases of Property and Equipment	(496)	(529)
Net Cash Used In Investing Activities	(496)	(514)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line of Credit	31,133	26,986
Payments to Line of Credit	(32,145)	(28,420)
Principal Payments on Financing Leases	(96)	(184)
Stock Option Excercises	35	33
Net Cash Used In Financing Activities	(1,073)	(1,585)

Effect of Exchange Rate Changes on Cash	3	-

Net Change in Cash and Cash Equivalents	152	(608)
Cash and Cash Equivalents - Beginning of Year	2,481	2,225
Cash and Cash Equivalents - End of Year	$2,633	$1,617

Reconciliation of cash and restricted cash reported within the consolidated balance sheets
Cash	$1,267	$841
Restricted Cash	1,366	776
Total Cash and restricted cash reported in the consolidated statements of cash flows	$2,633	$1,617

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$129	$94
Cash Paid During the Period for Income Taxes	112	-

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	78	-

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)

				Accumulated
			Additional	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Retained	Shareholders'
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity

BALANCE DECEMBER 31, 2021	$250	$27	$15,962	$56	$9,816	$26,111
Net Income	-	-	-	-	138	138
Foreign currency translation adjustment	-	-	-	5	-	5
Stock option exercises	-	-	33	-	-	33
Compensation on stock-based awards	-	-	48	-	-	48

BALANCE MARCH 31, 2022	$250	$27	$16,043	$61	$9,954	$26,335

BALANCE DECEMBER 31, 2022	$250	$27	$16,347	$(370)	$11,826	$28,080
Net Income	-	-	-	-	681	681
Foreign currency translation adjustment	-	-	-	40	-	40
Stock option exercises	-	-	35	-	-	35
Compensation on stock-based awards	-	-	99	-	-	99
Cumulative adjustment related to the adoption of ASC 326	-	-	-	-	(30)	(30)

BALANCE MARCH 31, 2023	$250	$27	$16,481	$(330)	$12,477	$28,905

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the interim periods have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements, although we believe the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other interim period. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

There were no service-based or market-based stock options granted during the three months ended March 31, 2023. There was 53,000 service-based and 21,000 market-based stock options granted during the three months ended March 31, 2022.The market condition options vest if certain stock prices are exceeded between February 27, 2024 and February 27, 2028.

Total compensation expense related to stock options was $68 and $43 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $694 of unrecognized compensation which will vest over the next 3.45 years.

Following is the status of all stock options as of March 31, 2023:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2023	452,700	$5.97
Granted	-	-
Exercised	(10,000)	3.43
Cancelled	(1,600)	7.18
Outstanding - March 31, 2023	441,100	$6.02	6.68	$2,100
Exercisable - March 31, 2023	247,700	$4.38	5.72	$1,556

Restricted Stock Units

During the three months ended March 31, 2022, we granted 21,000 restricted stock units (“RSUs”) under our 2017 Stock Incentive Plan to non-employee directors which vest over two years. There were no RSUs granted for the three months ended March 31, 2023. Total compensation expense related to the RSUs was $31 and $5 for the three months ended March 31, 2023 and 2022, respectively. Total unrecognized compensation expense related to the RSUs was $124, which will vest over the next 12 months. 9,000 RSUs vested during the three months ended March 31, 2023 but were not yet transferred to the directors as of March 31, 2023.

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Dilutive net income per common share assumes the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding, unless their effect is antidilutive. All stock options and restricted stock units, while outstanding, are considered common stock equivalents. For the three months ended March 31, 2023 and 2022, stock options of 211,602 and 191,170, respectively, were included in the computation for diluted income per common share as their impact were dilutive.

We had outstanding stock options totaling 20,518 and RSUs totaling 8,118 that are not included in the computation of diluted net income per share as their effect would have been anti-dilutive for the three months ended March 31, 2023.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. As of March 31, 2023, we had outstanding letters of credit for $300. Restricted cash as of March 31, 2023 was $1,366. The March 31, 2023 and December 31, 2022 restricted cash balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

Accounts Receivable

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices.

Allowance for Credit Losses

When we record customer receivables and contract assets arising from revenue transactions, we record an allowance for credit losses for the current expected credit losses (CECL) inherent in the asset over its expected life. The allowance for credit losses is a valuation account deducted from the cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets.

We estimate expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When measuring expected credit losses, we pool assets with similar country risk and credit risk characteristics. Changes in the relevant information may significantly affect the estimates of expected credit losses.

Assets are written off when we determine them to be uncollectible. Write-offs are recognized as a deduction from the allowance for credit losses.

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

Inventories are as follows:

	March 31,	December 31,
	2023	2022
Raw Materials	$20,983	$21,673
Work in Process	865	1,238
Finished Goods	672	671
Reserves	(1,176)	(1,144)

Total	$21,344	$22,438

Other Intangible Assets

Other intangible assets at March 31, 2023 and December 31, 2022 are as follows:

	Customer Relationships	Patents	Total
Balance at January 1, 2022	$360	$141	$501
Additions	-	71	71
Amortization	144	6	150
Balance at December 31, 2022	216	206	422
Amortization	36	4	40
Balance at March 31, 2023	$180	$202	$382

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted-average remaining amortization period of our intangible assets is 1.6 years. Of the patents value at March 31, 2023, $95 are being amortized and $111 are in process and a patent has not yet been received.

Amortization expense of finite life intangible assets for the three months ended March 31, 2023 and 2022 was $40 and $36, respectively.

Estimated future annual amortization expense (not including patents in process of $111) related to these assets is approximately as follows:

Year	Amount
Remainder of 2023	$119
2024	87
2025	14
2026	14
Thereafter	37
Total	$271

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU introduces a new credit loss methodology, Current Expected Credit Losses (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.

The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asses is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized.

On January 1, 2023, we adopted the guidance prospectively with a cumulative adjustment to retained earnings. We have not restated comparative information for 2022 and, therefore, the comparative information for 2022 is reported under the old model and is not comparable to the information presented for 2023.

At adoption, we recognized an allowance for credit losses related to accounts receivable and contract assets of $30, net of tax, and a decrease in retained earnings of $30 associated with the increased estimated credit losses.

Revision and Immaterial Correction of an Error in Previously Issued Financial Statements

The Company identified an error related to the classification of the activity on our line of credit facility with Bank of America at December 31, 2022 as reported on Form 10-K. In our March 31, 2022 condensed consolidated financial statements, we incorrectly classified borrowings and payments on our line of credit facility on a net basis within the financing section of the condensed consolidated cash flow statement; this activity should be shown on a gross basis. This change in presentation to the condensed consolidated cash flow statement does not impact total operating, investing, or financing cash flows. There was no change to the condensed consolidated statement of income or condensed consolidated balance sheet. In accordance with ASC 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were immaterial to the Company’s 2022 audited financial statements. Since these revisions were not material to any prior period financial statements, no amendments to previously filed financial statements are required. Consequently, the Company has corrected these immaterial errors by revising the March 31, 2022 consolidated financial statements presented herein.

The tables below present the effect of the financial statement adjustments related to the revision discussed above of the Company’s previously reported financial statements as of and for the period ended March 31, 2022:

Condensed Consolidated Statements of Cash Flows

	March 31, 2022
CASH FLOWS FROM FINANCING ACTIVITIES	As reported	Adjustment	As revised
Net Proceeds from Line of Credit	(1,434)	1,434	-
Proceeds from Line of Credit	-	26,986	26,986
Payments to Line of Credit	-	(28,420)	(28,420)
Principal Payments on Long-Term Debt	-		-
Principal Payments on Financing Leases	(184)		(184)
Stock Option Exercises	33		33
Net Cash Provided by Financing Activities	(1,585)	-	(1,585)

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, accounts receivable, and contract asset. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $2,633 in cash and restricted cash at March 31, 2023, approximately $1,229 and $13 was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, whose accounts receivable balances individually represented 10% or more of gross accounts receivable, or whose contract asset balances individually represetend 10% or more of contract assets. One customer accounted for 29% and 23% of net sales for the three months ended March 31, 2023 and 2022, respectively. Accounts receivable for one customer accounted for 24% and 21% of gross accounts receivable at March 31, 2023 and December 31, 2022, respectively. Contract assets for one customer accounted for 20% and 22% of gross contract assets at March 31, 2023 and December 31, 2022, respectively.

Export sales represented approximately 4% and 5% of net sales for the three months ended March 31, 2023 and 2022, respectively.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 74% and 73% of our revenue for the three months ended March 31, 2023 and 2022, respectively.

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

Contract Assets

Contract assets, recorded as such in the Consolidated Balance Sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the three months ended March 31, 2023 was as follows (in thousands):

Balance outstanding at December 31, 2022	$9,982
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	25,730
Allowance for current expected credit losses	(20)
Amounts invoiced during the period	(24,902)
Balance outstanding at March 31, 2023	$10,790

We expect substantially all of the remaining performance obligations for the contract assets recorded as of March 31, 2023, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the three ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31, 2023
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$15,725	$5,061	$586	$21,372
Industrial	6,590	2,408	474	9,472
Aerospace and Defense	3,415	550	79	4,044
Total net sales	$25,730	$8,019	$1,139	$34,888

	Three Months Ended March 31, 2022
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$9,807	$4,915	$544	$15,266
Industrial	6,529	1,791	347	8,667
Aerospace and Defense	6,057	425	296	6,778
Total net sales	$22,393	$7,131	$1,187	$30,711

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America, which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2026.

Under the amended Bank of America credit agreement signed December 31, 2021, the line of credit is subject to variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 7.3% and 5.2% as of March 31, 2023 and December 31, 2022, respectively. We had borrowings on our line of credit of $5,886 and $6,897 outstanding as of March 31, 2023 and December 31, 2022, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings. In addition, the credit agreement does not expire within one year, the Company is not in violation of the covenants and the Company expects Bank of America to be capable of honoring the financing arrangement. The line of credit is shown net of debt issuance costs of $41 and $44 on the condensed consolidated balance sheet for the periods ended March 31, 2023 and December 31, 2022, respectively.

The line of credit with Bank of America contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2020 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days. The Company met the covenants for the period ended March 31, 2023.

At March 31, 2023, we had unused availability under our line of credit of $5,934 supported by our borrowing base. The line is secured by substantially all of our assets.

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At March 31, 2023, we do not have material lease commitments that have not commenced.

The components of lease expense were as follows:

	March 31,	March 31,
Lease Cost	2023	2022
Operating lease cost	$567	$581
Finance lease interest cost	12	19
Finance lease amortization expense	182	182
Total lease cost	$761	$782

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease assets	$7,561	$7,850
Finance lease assets	Property, Plant and Equipment	1,181	1,363

Total leased assets		$8,742	$9,213

Supplemental cash flow information related to leases was as follows:

	March 31,	March 31,
	2023	2022
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$493	$434

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
Remaining 2023	$1,343	$325	$1,668
2024	1,516	379	1,895
2025	1,265	103	1,368
2026	1,227	109	1,336
2027	1,256	-	1,256
Therafter	5,818	-	5,818
Total lease payments	$12,425	$916	$13,341
Less: Interest	(3,998)	(57)	(4,055)
Present value of lease liabilities	$8,427	$859	$9,286

The lease term and discount rate at March 31, 2023 were as follows:

Weighted-average remaining lease term (years)
Operating leases	8.8
Finance leases	2.4
Weighted-average discount rate
Operating leases	7.7%
Finance leases	5.2%

NOTE 6. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three months ended March 31, 2023 and 2022 was 28% and (94)%, respectively. The primary drivers of the change in the effective tax rate relates to an increase in the valuation allowance on United States deferred tax assets and taxes on foreign entities.The prior year income tax benefit was attributable to the US loss compared to book income on foreign entities and expected US book income for the year.

NOTE 7. EMPLOYEE RETENTION CREDIT

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

During the year ended December 31, 2022, we received payment on the Employee Retention Credit for the first quarter of 2021 of $2,559. At March 31, 2023 and December 31, 2022, the Company has ERC benefits of $2,650 within Employee Retention Credits Receivable on the condensed consolidated balance sheet. The company received payment on this remaining receivable on May 1, 2023.

NOTE 8. RELATED PARTY TRANSACTIONS

David Kunin, our Chairman, is a minority owner of Abilitech Medical, Inc. Mr. Kunin also was a consultant to Abilitech through March 1, 2021. In the three months ended March 31, 2023 and 2022, Abilitech paid the Company $0 and $54, respectively, for delivery of medical products. We have assets recorded related to Abilitech including $226 of accounts receivable and inventory. We do not believe that Abilitech will pay the Company for outstanding accounts receivable or for inventory and we have recorded a full reserve against the gross amounts. The Company believes that transactions with Abilitech are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company will meet its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the Company’s contribution will not exceed $500. Marpe is engaged in raising funds for its operations, which funds are necessary to pay for the Company’s services beyond its contribution. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device operations will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recover the value of services provided to Marpe if not paid when the services are provided. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. During the three months ended March 31, 2023 and 2022, we recognized revenue of providing services to Marpe Technologies of $67 and $169, respectively. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Minnesota, United States based full-service global EMS contract manufacturer in the Medical, Aerospace & Defense and Industrial markets offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex electromedical and electromechanical products including medical devices, wire and cable assemblies, printed circuit board assemblies, higher-level assemblies, and other box builds for a wide range of industries. We serve three major markets within the EMS industry: Aerospace and Defense, Medical, and the Industrial market, which includes industrial capital equipment, transportation, vision, agriculture, oil and gas. We maintain facilities in Bemidji, Blue Earth, Mankato, and Milaca, Minnesota; Monterrey, Mexico; and Suzhou, China. All of our facilities are certified to one or more of the ISO/AS standards, including 9001, AS9100 and 13485, with most having additional certifications based on the needs of the customers they serve.

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Net Sales	100.0%	100.0%
Cost of Goods Sold	84.3	86.8
Gross Profit	15.7	13.2

Selling Expenses	2.6	2.7
General and Administrative Expenses	9.3	8.9
Research and Development Expenses	0.8	1.1
Gain on Sale of Property and Equipment	0.0	(0.1)
Income from Operations	3.0	0.6

Interest Expense	(0.3)	(0.3)
Income Before Income Taxes	2.7	0.3

Income Tax (Benefit) Expense	0.7	(0.2)
Net Income	2.0%	0.5%

Net Sales

Net sales were $34.9 million in the first quarter of 2023, as compared to $30.7 million in the first quarter of the prior year, an increase of $4.2 million or 13.7% that was driven primarily due to higher production volume as well as price increases to counteract higher material and labor cost.

Net sales by our major industry markets for the three months ended March 31, 2023 and 2022 were as follows (in millions):

	Three months Ended March 31,
	2023	2022	% Change
Medical	$21.4	$15.2	40.8
Industrial	9.5	8.7	9.2
Aerospace and Defense	4.0	6.8	(41.2)
Total Net Sales	$34.9	$30.7	13.7

Net sales by timing of transfer of goods and services for the three ended March 31, 2023 is as follows (in millions):

	Three Months Ended March 31, 2023
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$15.7	$5.1	$0.6	$21.4
Industrial	6.6	2.4	0.5	9.5
Aerospace and Defense	3.4	0.5	0.1	4.0
Total net sales	$25.7	$8.0	$1.2	$34.9

Net sales by timing of transfer of goods and services for the three ended March 31, 2022 is as follows (in millions):

	Three Months Ended March 31, 2022
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$9.8	$4.9	$0.5	$15.2
Industrial	6.5	1.8	0.4	8.7
Aerospace and Defense	6.1	0.4	0.3	6.8
Total net sales	$22.4	$7.1	$1.2	$30.7

Backlog

Our 90-day shipment backlog as of March 31, 2023 was $33.8 million, a 5.8% decrease from the beginning of the quarter and a 4.5% decrease from March 31, 2022. Our backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be shipped within 180 days.

Our 90-day order backlog by market has remained relatively constant when compared to the same period of the prior year. 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

90-day shipment backlog by our major industry markets are as follows (in millions):

	90 Day Backlog as of the Period Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Medical	$20.6	$21.7	$19.7
Industrial	7.8	9.1	9.7
Aerospace and Defense	5.4	5.1	6.0
Total 90-Day Backlog	$33.8	$35.9	$35.4

Our total order backlog as of March 31, 2023 was $98.8 million, a 5.1% decrease from $104.1 million at December 31, 2022. Our total backlog remains strong, however customers are returning to their pre-pandemic ordering practices as the global supply chain improves.

Total order backlog by our major industry markets are as follows (in millions):

	Total Backlog as of the Period Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Medical	$49.8	$57.1	$58.5
Industrial	20.5	22.5	19.1
Aerospace and Defense	28.5	24.5	20.0
Total 90-Day Backlog	$98.8	$104.1	$97.6

The 90-day and total backlog at March 31, 2023 contain the contract asset value of $10.8 million which has been recognized as revenue.

Gross Profit

Gross profit as a percent of net sales was 15.7% and 13.2% for the three months ended March 31, 2023 and 2022, respectively. The gross profit improvement relates primarily to price increases in response to material and labor cost inflation and higher production volume which increased plant utilization.

Selling Expense

Selling expenses for the three months ended March 31, 2023 and 2022 was $0.9 million or 2.6% of sales and $0.8 million or 2.7% of sales, respectively.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2023 and 2022 were $3.3 million or 9.3% of sales and $2.7 million or 8.9% of sales, respectively. The increase in general and administrative expense was mainly due to higher professional fees and higher cost of labor.

Research and Development Expense

Research and development expenses were $0.3 million for both the three months ended March 31, 2023 and 2022.

Income From Operations

Income from operations was $1.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The increase in income from operations was driven by the increase in sales and gross margin as a percent of sales, primarily due to price increases in response to material and labor cost inflation.

Interest Expense

Interest expense was $110 thousand and $98 thousand for the three months ended March 31, 2023 and 2022, respectively. The increase in interest expense relates to increased interest rates on the line of credit in the first quarter of 2023 compared to the first quarter of 2022.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. Our effective tax rate for the three months ended March 31, 2023 and 2022 was 28% and (94)%, respectively. The primary drivers of the change in the effective tax rate relates to an increase in the valuation allowance on US deferred tax assets and taxes on foreign entities.The prior year income tax benefit was attributable to the US loss compared to book income on foreign entities and expected US book income for the year.

Net Income

Net income for the three months ended March 31, 2023 was $681 thousand or $0.25 per basic common share and $0.23 per diluted common share. Net income for the three months ended March 31, 2022 was $138 thousand or $0.05 per basic and diluted common share. The increase in net income was driven by the increase in sales and gross margin as a percent of sales, primarily due to price increases in response to material and labor cost inflation.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations, funds expected to be received for the ERC and cash on hand will be sufficient to satisfy our working capital needs for the next twelve months, capital expenditures and debt repayments.

Credit Facility

We have a credit agreement with Bank of America, which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2026.

Under the amended Bank of America credit agreement signed December 31, 2021, the line of credit is subject to variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 7.3% and 5.2% as of March 31, 2023 and December 31, 2022, respectively. We had borrowings on our line of credit of $5.9 million and $6.9 million outstanding as of March 31, 2023 and December 31, 2022, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings. The line of credit is shown net of debt issuance costs of $41 thousand and $44 thousand on the consolidated balance sheet for the periods ended March 31, 2023 and December 31, 2022, respectively.

The line of credit with Bank of America contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2020 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2.0 million until availability is above that amount for 30 days. The Company met the covenants for the period ended March 31, 2023.

At March 31, 2023, we had unused availability under our line of credit of $5.9 million supported by our borrowing base. The line is secured by substantially all of our assets.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of our accounting policies require us to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results could differ from these estimates.

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

Please refer to forward-looking statements and risks as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

ITEM 1A. RISK FACTORS

We are affected by the risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended under the heading “Part I – Item 1A.Risk Factors.” There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2023, our share repurchase program has expired, and no additional amounts are available for repurchase.

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

Signatures

---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

------------------------------------------------------------

Date: May 10, 2023	by /s/ Jay D. Miller

Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: May 10, 2023	by /s/ Christopher D. Jones

Christopher D. Jones
Vice President and Chief Financial Officer
Nortech Systems Incorporated