Form 10-Q
period 2023-09-30
NORTECH SYSTEMS INC
filed 2023-11-14
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of shares of $.01 par value common stock outstanding at November 3, 2023 was 2,739,377.

PART

ITEM 1.	FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022

Net Sales	$33,369	$35,276	$103,278	$98,505

Cost of Goods Sold	28,050	28,948	87,001	83,129

Gross Profit	5,319	6,328	16,277	15,376

Operating Expenses
Selling Expenses	923	959	2,766	2,752
General and Administrative Expenses	2,958	2,949	9,328	8,346
Research and Development Expenses	314	475	907	1,154
Gain on Sale of Assets	-	-	-	(15)

Total Operating Expenses	4,195	4,383	13,001	12,237

Income From Operations	1,124	1,945	3,276	3,139

Other Expense
Interest Expense	(130)	(122)	(365)	(337)

Income Before Income Taxes	994	1,823	2,911	2,802

Income Tax (Benefit) Expense	(213)	289	389	411

Net Income	$1,207	$1,534	$2,522	$2,391

Net Income Per Common Share:

Basic (in dollars per share)	$0.44	$0.57	$0.93	$0.89
Weighted Average Number of Common Shares Outstanding - Basic (in shares)	2,737,895	2,686,884	2,716,166	2,683,594

Diluted (in dollars per share)	$0.42	$0.53	$0.87	$0.83
Weighted Average Number of Common Shares Outstanding - Diluted (in shares)	2,888,679	2,899,526	2,887,889	2,886,073

Other comprehensive income
Foreign currency translation	(77)	(365)	(318)	(604)
Comprehensive income, net of tax	$1,130	$1,169	$2,204	$1,787

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022(1)
	(Unaudited)
ASSETS
Current Assets
Cash	$699	$1,027
Restricted Cash	422	1,454
Accounts Receivable, less allowances of $316 and $334	15,956	15,975
Employee Retention Credit Receivable	-	2,650
Inventories, Net	21,467	22,438
Contract Assets, less allowances of $22 and $0	11,746	9,982
Income Taxes Receivable	388	-
Prepaid Expenses	1,916	1,334
Total Current Assets	52,594	54,860

Property and Equipment, Net	6,135	6,408
Operating Lease Assets	6,955	7,850
Other Intangible Assets, Net	303	422
Total Assets	$65,987	$69,540

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Finance Lease Obligations	$401	$390
Current Portion of Operating Lease Obligations	996	1,155
Accounts Payable	13,099	14,792
Accrued Payroll and Commissions	3,976	4,803
Income Taxes Payable	27	733
Customer Deposits	3,861	3,515
Other Accrued Liabilities	839	1,010
Total Current Liabilities	23,199	26,398

Long-Term Liabilities
Long Term Line of Credit	4,611	6,853
Long Term Finance Lease Obligations, Net	261	565
Long-Term Operating Lease Obligations, Net	6,835	7,549
Deferred Income Taxes	278	-
Other Long-Term Liabilities	95	95
Total Long-Term Liabilities	12,080	15,062
Total Liabilities	35,279	41,460

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized: 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized: 2,739,377 and 2,690,633 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	16,801	16,347
Accumulated Other Comprehensive Loss	(688)	(370)
Retained Earnings	14,318	11,826
Total Shareholders' Equity	30,708	28,080
Total Liabilities and Shareholders' Equity	$65,987	$69,540

(1) The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2023	2022
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income	$2,522	$2,391
Adjustments to Reconcile Net Income to Net Cash
Provided By Operating Activities:
Depreciation and Amortization	1,539	1,440
Compensation on Stock-Based Awards	299	234
Deferred Income Taxes	288	-
Change in Inventory Reserves	(8)	(54)
Other, Net	(169)	(86)
Changes in Current Operating Items
Accounts Receivable	(162)	(1,115)
Employee Retention Credit Receivable	2,650	-
Inventories	899	(4,402)
Contract Assets	(1,780)	(1,188)
Prepaid Expenses	(588)	(213)
Income Tax Receivable	(388)	(22)
Income Tax Payable	(696)	(45)
Accounts Payable	(1,636)	1,659
Accrued Payroll and Commissions	(810)	1,071
Customer Deposits	345	934
Other Accrued Liabilities	(124)	396
Net Cash Provided By Operating Activities	2,181	1,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	-	15
Purchase of Intangible Asset	-	(43)
Purchases of Property and Equipment	(1,121)	(1,687)
Net Cash Used In Investing Activities	(1,121)	(1,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line of Credit	95,783	88,673
Payments to Line of Credit	(98,035)	(87,816)
Principal Payments on Financing Leases	(291)	(326)
Stock Option Excercises	155	51
Net Cash (Used In) Provided By Financing Activities	(2,388)	582

Effect of Exchange Rate Changes on Cash	(32)	-

Net Change in Cash and Restricted Cash	(1,360)	(133)
Cash and Restricted Cash - Beginning of Year	2,481	2,225
Cash and Restricted Cash - End of Period	$1,121	$2,092

Reconciliation of cash and restricted cash reported within the consolidated balance sheets
Cash	$699	$1,300
Restricted Cash	422	792
Total Cash and restricted cash reported in the consolidated statements of cash flows	$1,121	$2,092

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$388	$328
Cash Paid During the Period for Income Taxes	1,242	122

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	23	332

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

(IN THOUSANDS)

				Accumulated
			Additional	Other
	Preferred	Common	Paid-In	Comprehensive	Retained	Total Shareholders'
	Stock	Stock	Capital	Loss	Earnings	Equity

BALANCE JUNE 30, 2022	$250	$27	$16,136	$(183)	$10,673	$26,903
Net Income	-	-	-	-	1,534	1,534
Foreign Currency Translation Adjustment	-	-	-	(365)	-	(365)
Stock option exercises	-	-	18	-	-	18
Compensation on Stock-Based Awards	-	-	93	-	-	93

BALANCE SEPTEMBER 30, 2022	$250	$27	$16,247	$(548)	$12,207	$28,183

BALANCE DECEMBER 31, 2021	$250	$27	$15,962	$56	$9,816	$26,111
Net Income	-	-	-	-	2,391	2,391
Foreign Currency Translation Adjustment	-	-	-	(604)	-	(604)
Compensation on Stock-Based Awards	-	-	51	-	-	51
Stock Option Exercises	-	-	234	-	-	234

BALANCE SEPTEMBER 30, 2022	$250	$27	$16,247	$(548)	$12,207	$28,183

BALANCE JUNE 30, 2023	$250	$27	$16,712	$(611)	$13,111	$29,489
Net Income	-	-	-	-	1,207	1,207
Foreign Currency Translation Adjustment	-	-	-	(77)	-	(77)
Stock Option Exercises	-	-	9	-	-	9
Compensation on Stock-Based Awards	-	-	80	-	-	80

BALANCE SEPTEMBER 30, 2023	$250	$27	$16,801	$(688)	$14,318	$30,708

BALANCE DECEMBER 31, 2022	$250	$27	$16,347	$(370)	$11,826	$28,080
Net Income	-	-	-	-	2,522	2,522
Foreign Currency Translation Adjustment	-	-	-	(318)	-	(318)
Stock Option Exercises	-	-	155	-	-	155
Compensation on Stock-Based Awards	-	-	299	-	-	299
Cumulative Adjustment Related to the Adoption of ASC 326	-	-	-	-	(30)	(30)

BALANCE SEPTEMBER 30, 2023	$250	$27	$16,801	$(688)	$14,318	$30,708

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

We granted 25,000 and 54,000 service-based stock options during the three and nine months ended September 30, 2023, respectively. The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2023 was $6.13 and $5.88, respectively. There were no market-based stock options granted during the three and nine months ended September 30, 2023.

We granted 0 and 21,000 market-based stock options during the three and nine months ended September 30, 2022, respectively. The market condition options vest if certain stock prices are exceeded between February 27, 2024 and February 27, 2028. We granted 3,000 and 69,000 service-based options during the three and nine months ended September 30, 2022, respectively. Total option grants for the three and nine months ended September 30, 2022 were 3,000 and 90,000, respectively.

Total compensation expense related to stock options was $42 and $184 for the three and nine months ended September 30, 2023, respectively. Total compensation expense related to stock options was $62 and $168 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, there was $724 of unrecognized compensation which will be recognized over a weighted average period of 3.8 years.

Following is the status of all stock options as of September 30, 2023:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2023	452,700	$5.97
Granted	54,000	9.63
Exercised	(38,244)	4.09
Cancelled	(43,956)	7.50
Outstanding - September 30, 2023	424,500	$6.45	6.48	$1,375
Exercisable - September 30, 2023	242,800	$4.44	5.16	$1,197

Restricted Stock Units

During the three months and nine months ended September 30, 2023, we granted 0 and 18,000 restricted stock units (“RSUs”), respectively under our 2017 Stock Incentive Plan to non-employee directors which vest over two years. The RSUs granted in the three and nine months ended September 30, 2023 had an average grant price of $9.37 per share. Total compensation expense related to the RSUs was $38 and $115 for the three and nine months ended September 30, 2023, respectively. Total unrecognized compensation expense related to the RSUs was $154, which will vest over a weighted average period of 1.2 years.

During the three months and nine months ended September 30, 2022, we granted 0 and 21,000 restricted stock units, respectively to non-employee directors which vest over two years. Total compensation expense related to the RSUs was $31 and $66 for the three and nine months ended September 30, 2022, respectively.

Following is a status of all RSUs as of September 30, 2023:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Fair Value (in thousands)
Outstanding - January 1, 2023	21,000	$12.00
Granted	18,000	9.37
Vested	(10,500)	12.00
Forfeited	(6,000)	10.93
Outstanding - September 30, 2023	22,500	$10.18	9.23	$208

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

For the three and nine months ended September 30, 2023, stock options of 150,783 and 171,723, respectively were included in the computation of diluted net income per common share as their impact were dilutive. For the three and nine months ended September 30, 2022, stock options of 212,643 and 202,479, respectively were included in the computation of diluted net income per share as their impact were dilutive.

We had outstanding stock options totaling 47,538 and RSUs totaling 16,784 that are not included in the computation of diluted net income per share as their effect would have been anti-dilutive for the three months ended September 30, 2023. We had average outstanding stock options totaling 37,869 and RSUs totaling 15,027 that are not considered in the computation of diluted net income per share as their effect would have been anti-dilutive for the nine months ended September 30, 2023.

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. As of September 30, 2023, we had outstanding letters of credit for $300. Restricted cash as of September 30, 2023 was $422. The September 30, 2023 and December 31, 2022 restricted cash balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

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

Inventories are as follows:

	September 30,	December 31,
	2023	2022
Raw Materials	$20,551	$21,673
Work in Process	1,220	1,238
Finished Goods	828	671
Reserves	(1,132)	(1,144)

Total	$21,467	$22,438

Other Intangible Assets

Other intangible assets at September 30, 2023 and December 31, 2022 are as follows:

	Customer Relationships	Patents	Total
Balance at January 1, 2022	$360	$141	$501
Additions	-	71	71
Amortization	144	6	150
Balance at December 31, 2022	216	206	422
Amortization	108	11	119
Balance at September 30, 2023	$108	$195	$303

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted-average remaining amortization period of our intangible assets is 1.1 years. Of the patents value at September 30, 2023, $85 are being amortized and $110 are in process and a patent has not yet been received.

Amortization expense of finite life intangible assets for the three and nine months ended September 30, 2023 was $39 and $119, respectively. Amortization expense of finite life intangible assets for the three and nine months ended September 30, 2022 was $40 and $111, respectively.

Estimated future annual amortization expense (not including patents in process of $110) related to these assets is approximately as follows:

Year	Amount
Remainder of 2023	$40
2024	87
2025	14
2026	14
Thereafter	38
Total	$193

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

Revision and Immaterial Correction of an Error in Previously Issued Financial Statements

The Company identified an error related to the classification of the activity on our line of credit facility with Bank of America at December 31, 2022 as reported on Form 10-K. In our September 30, 2022 condensed consolidated financial statements, we incorrectly classified borrowings and payments on our line of credit facility on a net basis within the financing section of the condensed consolidated cash flow statement; this activity should be shown on a gross basis. This change in presentation to the condensed consolidated cash flow statement does not impact total operating, investing, or financing cash flows. There was no change to the condensed consolidated statement of income or condensed consolidated balance sheet. In accordance with ASC 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were immaterial to the Company’s 2022 audited financial statements. Since these revisions were not material to any prior period financial statements, no amendments to previously filed financial statements are required. Consequently, the Company has corrected these immaterial errors by revising the September 30, 2022 consolidated financial statements presented herein.

The tables below present the effect of the financial statement adjustments related to the revision discussed above of the Company’s previously reported financial statements as of and for the period ended September 30, 2022:

Condensed Consolidated Statements of Cash Flows

	September 30, 2022
CASH FLOWS FROM FINANCING ACTIVITIES	As reported	Adjustment	As revised
Net Proceeds from Line of Credit	857	(857)	-
Proceeds from Line of Credit	-	88,673	88,673
Payments to Line of Credit	-	(87,816)	(87,816)
Principal Payments on Long-Term Debt	-	-	-
Principal Payments on Financing Leases	(326)	-	(326)
Stock Option Exercises	51	-	51
Net Cash Provided by Financing Activities	582	-	582

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, accounts receivable, and contract assets. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. Of the $699 in cash and restricted cash at September 30, 2023, approximately $640 and $45 was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances individually represented 10% or more of gross accounts receivable. Two customers accounted for 36% and 38% of net sales for the three and nine months ended September 30, 2023. One customer accounted for 28% and 26% of net sales for the three and nine months ended September 30, 2022, respectively.

At September 30, 2023, two customers represented approximately 37% of our gross accounts receivable. At December 31, 2022, one customer represented approximately 21% of our gross accounts receivable.

Contract assets for two customers accounted for 29% of gross contract assets at September 30, 2023. Contract assets for one customer accounted for 22% of gross contract assets at December 31, 2022, respectively.

Export sales represented approximately 3% for both the three and nine months ended September 30, 2023. Export sales represented approximately 4% of net sales for both the three and nine months ended September 30, 2022.

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

The majority of our revenue is derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. Revenues under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred. If these requirements are not met, the revenue is recognized at a point in time, generally upon shipment. Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 74% of net sales for both the three and nine months ended September 30, 2023, and both the three and nine months ended September 30, 2022.

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

Contract Assets

Contract assets, recorded as such in the Consolidated Balance Sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the nine months ended September 30, 2023 was as follows (in thousands):

Balance outstanding at December 31, 2022	$9,982
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	76,225
Allowance for current expected credit losses	(22)
Amounts invoiced during the period	(74,439)
Balance outstanding at September 30, 2023	$11,746

We expect substantially all of the remaining performance obligations for the contract assets recorded as of September 30, 2023, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30, 2023
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$12,029	$5,185	$621	$17,835
Industrial	8,195	1,999	241	10,435
Aerospace and Defense	4,609	450	40	5,099
Total net sales	$24,833	$7,634	$902	$33,369

	Three Months Ended September 30, 2022
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$14,753	$5,366	$420	$20,539
Industrial	8,104	2,314	420	10,838
Aerospace and Defense	3,202	493	204	3,899
Total net sales	$26,059	$8,173	$1,044	$35,276

The following tables summarize our net sales by market for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30, 2023
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$42,324	$15,564	$1,926	$59,814
Industrial	21,378	6,532	1,056	28,966
Aerospace and Defense	12,523	1,674	301	14,498
Total net sales	$76,225	$23,770	$3,283	$103,278

	Nine Months Ended September 30, 2022
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$37,725	$15,044	$1,574	$54,343
Industrial	21,563	6,301	1,095	28,959
Aerospace and Defense	13,248	1,254	701	15,203
Total net sales	$72,536	$22,599	$3,370	$98,505

NOTE 4. FINANCING ARRANGEMENTS

We have a credit agreement with Bank of America, which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2026.

Under the amended Bank of America credit agreement signed December 31, 2021, the line of credit is subject to variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 8.2% and 5.2% as of September 30, 2023 and December 31, 2022, respectively. We had borrowings on our line of credit of $4,645 and $6,897 outstanding as of September 30, 2023 and December 31, 2022, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings. In addition, the credit agreement does not expire within one year, the Company is not in violation of the covenants and the Company expects Bank of America to be capable of honoring the financing arrangement. The line of credit is shown net of debt issuance costs of $34 and $44 on the condensed consolidated balance sheet for the periods ended September 30, 2023 and December 31, 2022, respectively.

The line of credit with Bank of America contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2020 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2,000 until availability is above that amount for 30 days. The Company met the covenants for the period ended September 30, 2023.

At September 30, 2023, we had unused availability under our line of credit of $7,515 supported by our borrowing base. The line is secured by substantially all our assets.

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. At September 30, 2023, we do not have material lease commitments that have not commenced.

The components of lease expense were as follows:

	Three Months Ended September 30,	Three Months Ended September 30,
Lease Cost	2023	2022
Operating lease cost	$576	$572
Finance lease interest cost	9	14
Finance lease amortization expense	182	182
Total lease cost	$767	$768

	Nine Months Ended September 30,	Nine Months ended September 30,
Lease Cost	2023	2022
Operating lease cost	$1,735	$1,731
Finance lease interest cost	32	50
Finance lease amortization expense	546	547
Total lease cost	$2,313	$2,328

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease assets	$6,955	$7,850
Finance lease assets	Property, Plant and Equipment	817	1,363
Total leased assets		$7,772	$9,213

Supplemental cash flow information related to leases was as follows:

	September 30,	September 30,
	2023	2022
Operating leases
Cash paid for amounts included in the measurement of lease liabilities	$1,381	$1,279

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
Remaining 2023	$434	$108	$542
2024	1,514	379	1,893
2025	1,265	106	1,371
2026	1,227	107	1,334
2027	1,256	-	1,256
Therafter	5,817	-	5,817
Total lease payments	$11,513	$700	$12,213
Less: Interest	(3,682)	(38)	(3,720)
Present value of lease liabilities	$7,831	$662	$8,493

The lease term and discount rate at September 30, 2023 were as follows:

Weighted-average remaining lease term (years)
Operating leases	8.7
Finance leases	2.0
Weighted-average discount rate
Operating leases	7.8%
Finance leases	5.3%

NOTE 6. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.

Our effective tax rate for the three and nine months ended September 30, 2023 was (21%) and 13%, respectively. Our effective tax rate for the three and nine months ended September 30, 2022 was 16% and 15%, respectively. The primary drivers of the change in the effective tax rate for both the three and nine month periods relates to the change in valuation allowance on the United States deferred tax assets due to return to provision adjustments partially offset by increased taxes on foreign entities.

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

All ERC payments have been received as of September 30, 2023. At December 31, 2022, the Company had ERC benefits of $2,650 within Employee Retention Credits Receivable on the condensed consolidated balance sheet.

NOTE 8. RELATED PARTY TRANSACTIONS

David Kunin, our Chairman, is a minority owner of Abilitech Medical, Inc. Mr. Kunin also was a consultant to Abilitech through March 1, 2021. In the three and nine months ended September 30, 2022, Abilitech paid the Company $0 and $217, respectively, for the delivery of medical products. No payments were received for the three and nine months ended September 30, 2023. We have assets recorded related to Abilitech including $226 of accounts receivable and inventory. Abilitech has ceased operations and therefore we do not believe that Abilitech will pay the Company for outstanding accounts receivable or for inventory and we have recorded a full reserve against the gross amounts. The Company believes that transactions with Abilitech are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company will meet its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the Company’s contribution will not exceed $500. Marpe is engaged in raising funds for its operations, which funds are necessary to pay for the Company’s services beyond its contribution. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device operations will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recover the value of services provided to Marpe if not paid when the services are provided. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. During the nine months ended September 30, 2023 and 2022, we recognized revenue to Marpe Technologies of $163 and $182, respectively. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

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

Results of Operations

The following table presents statements of operations data as percentages of total net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	84.1	82.1	84.2	84.4
Gross Profit	15.9	17.9	15.8	15.6

Selling Expenses	2.8	2.7	2.7	2.8
General and Administrative Expenses	8.8	8.4	9.0	8.5
Research and Development Expenses	0.9	1.3	0.9	1.2
Gain on Sale of Property and Equipment	0.0	0.0	0.0	0.0
Income from Operations	3.4	5.5	3.2	3.1

Interest Expense	(0.4)	(0.3)	(0.4)	(0.3)
Income Before Income Taxes	3.0	5.2	2.8	2.8

Income Tax (Benefit) Expense	(0.6)	0.8	0.4	0.4
Net Income	3.6%	4.4%	2.4%	2.4%

Net Sales

Net sales for the three months ended September 30, 2023 and 2022 were $33.4 million and $35.3 million, respectively, a decrease of $1.9 million or 5%. The decrease in net sales relates to demand fluctuations as customers work through inventory. The three months ended September 30, 2022 benefited from significant pricing actions ahead of material cost increases that contributed to record-high revenue in that period.

Net sales for the nine months ended September 30, 2023 and 2022 were $103.3 million and $98.5 million, respectively, an increase of $4.8 million or 5%. The increase in net sales is due to continued strong demand across our medical, industrial and defense market, and the impact of pricing actions taken in the second half of 2022.

Net sales by our major industry markets for the three months ended September 30, 2023 and 2022 were as follows (in millions):

	Three months Ended September 30,			Nine months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Medical	$17.8	$20.5	(13.2)	$59.8	$54.3	10.1
Industrial	10.5	10.9	(3.7)	29.0	29.0	-
Aerospace and Defense	5.1	3.9	30.8	14.5	15.2	(4.6)
Total Net Sales	$33.4	$35.3	(5.4)	$103.3	$98.5	4.9

Backlog

Our 90-day shipment backlog as of September 30, 2023 was $33.8 million, a 1% decrease from the beginning of the quarter and a 8% decrease from September 30, 2022. Our 90-day backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be shipped within 180 days.

Our 90-day order backlog by market has decreased when compared to the prior quarter and the same period of the prior year. As the supply chain continues to normalize, lead times are reducing and customers are starting to return to their pre-pandemic ordering practices 90-day backlog varies due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases. These variables cause inconsistencies in comparing the backlog from one period to the next.

90-day shipment backlog by our major industry markets are as follows (in millions):

	90 Day Backlog as of the Period Ended
	September 30	June 30	September 30
	2023	2023	2022
Medical	$16.8	$18.3	$22.8
Industrial	9.7	9.7	8.3
Aerospace and Defense	7.3	6.3	5.8
Total 90-Day Backlog	$33.8	$34.3	$36.9

Our total order backlog as of September 30, 2023 was $102.3 million, a 1% increase from $101.0 million the beginning of the quarter and a 1% decrease from September 30, 2022. Our total backlog remains strong.

Total order backlog by our major industry markets are as follows (in millions):

	Total Backlog as of the Period Ended
	September 30	June 30	September 30
	2023	2023	2022
Medical	$51.4	$51.9	$58.4
Industrial	19.7	21.0	22.8
Aerospace and Defense	31.2	28.1	22.1
Total Backlog	$102.3	$101.0	$103.3

The 90-day and total backlog at September 30, 2023 contain the contract asset value of $11.7 million which has been recognized as revenue.

Gross Profit

Gross profit as a percent of net sales was 15.9% and 15.8% for the three and nine months ended September 30, 2023, respectively. Gross profit as a percent of net sales was 17.9% and 15.6% for the three and nine months ended September 30, 2022, respectively. The decrease in gross profit as a percentage of net sales for the three months ended September 30, 2023 compared to the same period of the prior year relates to decreased plant utilization, product mix, as well as continued material and labor cost inflation.

Selling Expense

Selling expenses for the three and nine months ended September 30, 2023 were $0.9 million or 2.8% of sales and $2.8 million or 2.7% of sales, respectively. Selling expenses for the three and nine months ended September 30, 2022 were $1.0 million or 2.7% of sales and $2.8 million or 2.8% of sales, respectively.

General and Administrative Expense

General and administrative expenses for the three and nine months ended September 30, 2023 were $3.0 million or 8.9% of sales and $9.3 million or 9.0% of sales, respectively. General and administrative expenses for the three and nine months ended September 30, 2022 were $2.9 million or 8.4% of net sales and $8.3 million or 8.5% of net sales, respectively. The increase in general and administrative expense was mainly due to higher wages and professional fees.

Research and Development Expense

Research and development expenses for the three and nine months ended September 30, 2023 were $0.3 or 0.9% of net sales and $0.9 million or 0.9% of net sales, respectively. Research and development expenses for the three and nine months ended September 30, 2022 were $0.5 or 1.3% of net sales and $1.2 million or 1.2% of net sales, respectively.

Income From Operations

Income from operations was $1.1 million and $3.3 million for the three and nine months ended September 30, 2023, respectively. Income from operations was $1.9 million and $3.1 million for the three and nine months ended September 30, 2022. The decrease in income from operations for the comparable three month periods relates to the decreased revenue and gross margin in the third quarter of 2023.

Interest Expense

Interest expense was $0.1 million for both the three months ended September 30, 2023 and 2022. Interest expense was $0.4 and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.

Our effective tax rate for the three and nine months ended September 30, 2023 was (21%) and 13%, respectively. Our effective tax rate for the three and nine months ended September 30, 2022 was 16% and 15%, respectively. The primary drivers of the change in the effective tax rate for both the three and nine month periods relates to the change in valuation allowance on the United States deferred tax assets due to return to provision adjustments partially offset by increased taxes on foreign entities.

Net Income

Net income for the three months ended September 30, 2023 was $1.2 million or $0.44 per basic common share and $0.42 per diluted common share. Net income for the three months ended September 30, 2022 was $1.5 million or $0.57 per basic common share and $0.53 per diluted common share. The decrease in net income for the three month period was driven by the decrease in sales and gross margin.

Net income for the nine months ended September 30, 2023 was $2.5 million or $0.93 per basic and $0.87 per diluted common share. Net income for the nine months ended September 30, 2022 was $2.4 million or $0.89 per basic common share and $0.83 per diluted common share. The increase in net income for the nine month period was driven by the higher revenue and lower effective tax rate.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations and cash on hand will be sufficient to satisfy our working capital needs for the next twelve months, capital expenditures and debt repayments.

Credit Facility

We have a credit agreement with Bank of America, which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000 that expires on June 15, 2026.

Under the amended Bank of America credit agreement signed December 31, 2021, the line of credit is subject to variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 8.2% and 5.2% as of September 30, 2023 and December 31, 2022, respectively. We had borrowings on our line of credit of $4.6 million and $6.9 million outstanding as of September 30, 2023 and December 31, 2022, respectively. There are no subjective acceleration clauses under the credit agreement that would accelerate the maturity of our outstanding borrowings. The line of credit is shown net of debt issuance costs of $34 thousand and $44 thousand on the consolidated balance sheet for the periods ended September 30, 2023 and December 31, 2022, respectively.

The line of credit with Bank of America contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by annual shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures.

The Bank of America Credit Agreement provides for, among other things, a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0, for the twelve months ending December 31, 2020 and each Fiscal Quarter end thereafter subject only during a trigger period commencing when our availability under our line is less than $2.0 million until availability is above that amount for 30 days. The Company met the covenants for the period ended September 30, 2023.

At September 30, 2023, we had unused availability under our line of credit of $7.5 million supported by our borrowing base. The line is secured by substantially all of our assets.

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

Signatures

-------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

--------------------------------------------------------

Date: November 14, 2023	by	/s/ Jay D. Miller

Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: November 14, 2023	by	/s/ Alan K. Nordstrom

Alan K. Nordstrom
Acting Chief Financial Officer and Corporate Controller
Nortech Systems Incorporated