Form 10-K
period 2023-12-31
NORTECH SYSTEMS INC
filed 2024-03-20
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $9.70 per share, was $12,357,276 as of June 30, 2023.

Shares of common stock outstanding as of February 29, 2024: 2,740,178.

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on May 15, 2024 have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission (the SEC) within 120 days after December 31, 2023, the end of our fiscal year.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I		PAGE

Item 1.	Business	5-8
Item 1A.	Risk Factors	8-18
Item 1B.	Unresolved Staff Comments	18
Item 1C.	Cybersecurity	18-19
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Mine Safety Disclosures	20

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	33-58
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59
Item 9A.	Controls and Procedures	59
Item 9B.	Other Information	59

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	60
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters	60-61
Item 13.	Certain Relationships and Related Transactions, and Director Independence	61
Item 14.	Principal Accountant Fees and Services	61

PART IV

Item 15.	Exhibits and Financial Statement Schedules	62-64
	Signatures	65
	Index to Exhibits	66-68

NORTECH SYSTEMS INCORPORATED

FORM 10-K

For the Year Ended December 31, 2023

PART I

Item 1. Business

General

Nortech Systems Incorporated, (“the Company”, “we”, “our”) organized in December 1990, is a provider of engineering design and manufacturing solutions for complex electromedical devices, electromechanical systems, assemblies and components headquartered in Maple Grove, Minnesota, a suburb of Minneapolis, Minnesota. We maintain facilities and operations in Minnesota in the United States; Monterrey, Mexico; and Suzhou, China.

We offer a full range of value-added engineering, technical and manufacturing services and support including project management, designing, testing, prototyping, manufacturing, supply chain management and post-market services. Our manufacturing and engineering services include complex electromedical and electromechanical products including medical devices, wire and cable assemblies, printed circuit board assemblies, complex higher-level assemblies and other box builds for a wide range of industries. In the design phase, we provide technical support, subject matter expertise in design for manufacturing and testing capabilities that allow our customer programs to get to production faster while meeting both their quality and cost requirements.

Our breadth of manufacturing, technical expertise and experience make us attractive to our broad customer base. Our customers are original equipment manufacturers (“OEMs”) in the Medical, Aerospace and Defense and Industrial markets. The diversity in the markets we serve is an advantage to mitigate the effects of fluctuations from the economy and competition. Our customers rely on our experience and capabilities in manufacturing and supply chain to manage and reduce total overall cost over the life cycle of their products. This requires a strong relationship with our customers based on a trusting partnership as we perform as an extension of their operations. Most of our net sales are derived from products built to the customer's unique design specifications.

Our quality systems and processes are based on ISO standards with all facilities certified to at least one of the following: ISO 9001, ISO 13485 or AS9100. These certifications and registrations provide our customers assurance of our capabilities and proven processes. Our Milaca operation is a U.S. Food and Drug Administration (“FDA”) registered facility. In addition to industry standard certifications, we actively manage quality metrics throughout product life-cycle at all levels of the organization to provide real-time, pro-active support to our customers and their projects. Process validation is performed through the strict phases of installation qualification, operation qualification and performance qualification.

Business Segment
The Company operates in the Medical, Aerospace and Defense and Industrial markets with over 50% of its net sales coming from medical device and product manufacturing and related engineering services. All of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services (“EMS”) industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ needs. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our financial information is evaluated regularly on a consolidated basis by the chief operating decision maker in assessing performance and allocating resources.

Business Strategy
The EMS industry has evolved into a dynamic, high-tech, regulated global electronics contract services industry. We continue to expand our capabilities and footprint to better meet these changing market requirements. Along with offering technical expertise in our quality processes, engineering design applications and testing, we are also increasing our focus on supplier-managed inventory services and the cost drivers throughout the global supply chain. We continue to transform our business model from one that is less transactional, and price/commodity driven to a solution-based model focused on value added services. We continue to pursue strategic opportunities that may include acquisitions, mergers, and/or joint ventures with complementary companies to expand our service offering, advance our competitive edge, grow our customer base and increase net sales. Our strategic objectives and our history have been based on both organic and acquired growth.

We are committed to quality, cost effectiveness and responsiveness to customer requirements. To achieve these objectives, we have invested in Restriction of Hazardous Substances (lead free) processing, equipment, plant capacity studies, people, enterprise resource planning systems, lean manufacturing and supply chain management techniques at our facilities. We are committed to continuous improvement and have invested in training our people to identify and act on improvement opportunities. We maintain a diversified customer base and expand into other capabilities and services when there is a fit with our core competencies and strategic vision.

Marketing

We concentrate our marketing efforts in the Medical, Aerospace and Defense and Industrial markets. Our marketing strategy emphasizes our breadth, expertise and experience in each of our markets. Our expertise helps our customers save time and money and also reduces their risks. The breadth of our manufacturing, supply chain, engineering services and complete turnkey solutions assist our customers in getting their products to market quickly while managing the total cost solution. Our strength is managing low to moderate volume components and assemblies with high mix customer demand. This requires us to have close customer relationships and operational flexibility to manage the variation of product demands.

Our customer emphasis continues to be on companies that require an electronic manufacturing partner with a high degree of manufacturing and quality sophistication, including statistical process control, statistical quality control, ISO standards, Military Specifications, AS9100 and FDA facility registration. We continue efforts to penetrate our existing customer base and expand market opportunities with participation in industry forums and selected trade shows. We target customers who value proven manufacturing performance, design, project management and application engineering expertise and who value the flexibility to manage the supply chain of a high mix of products and services. We market our services through a mix of traditional marketing outreach, a specialized business development team and independent manufacturers' representatives. For more information on our marketing and service offerings see our web site at www.nortechsys.com. The information on our Company’s website is not part of this filing.

Sources and Availability of Materials

We currently purchase most of our electronic components globally and directly from electronic component manufacturers and large electronic distributors. In 2022 and into 2023, we, like many other companies in our industries, experienced significant supply chain and shipping disruptions. We attempt to overcome these disruptions through advanced supply chain solutions we develop in partnership with our customers, a commitment to strong supplier partnerships and risk management tools.

Major Customers

Two customers, individually, accounted for at 25.7% and 10.3%, respectively, of net sales for the year ended December 31, 2023, and one customer accounted for 26.9% of net sales for the year ended December 31, 2022.

Patents and Licenses

Our success depends on our technical expertise, trade secrets, supply chain and manufacturing skills. During the normal course of business, we obtain or develop proprietary product requiring licensing, patent, copyright or trademark protection.

Competition

The contract manufacturing EMS industry's competitive makeup includes small closely held contract manufacturing companies, large global full-service contract manufacturers, company-owned in-house manufacturing facilities and foreign contract manufacturers. We do not believe that the small closely held operations pose a significant competitive threat in the markets and customers we serve, as they generally do not have the complete manufacturing and engineering services or capabilities required by our target customers. We believe the larger global full service and foreign manufacturers are more focused on higher volume customer engagements and we do not see them as our primary competition. We continue to see opportunities with OEM companies that have their own in-house electronic manufacturing capabilities as they evaluate their internal costs and investments against outsourcing to contract manufacturers like us. We see trends of the low volume, high mix customer demand going to a regional supply base. This is a good fit with our operations in US, Mexico and China. We continue to study and investigate other regions and global alternatives to meet our competitive challenges and customer requirements.

Research and Development

We perform research and development for customers on an as requested, project and program basis for development of conceptual engineering and design activities as well as products moving into production. We spent approximately $1.2 million and $1.5 million on product research and development in the years ended December 31, 2023 and 2022, respectively. We continue to explore opportunities for developing proprietary manufacturing methods or products, particularly in complex wire and cable interconnect technologies.

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

Human Capital Resources

We have 733 full-time and 42 part-time/temporary employees as of December 31, 2023, none which is covered by union agreements. Manufacturing personnel, including direct, indirect support and sales functions, comprise 728 employees, while general administrative employees total 47.

Foreign Operations and Export Sales from Our Domestic Operations
We have leased manufacturing facilities in Monterrey, Mexico and Suzhou, China. Monterrey, Mexico has approximately $747,000 and $494,000 in long-term assets, and $2,123,000 and $2,469,000 of net operating lease assets as of December 31, 2023 and 2022, respectively. Suzhou, China has approximately $861,000 and $805,000 in long-term assets, and $278,000 and $384,000 of net operating lease assets as of December 31, 2023 and 2022, respectively. Export sales from our U.S. domestic operations represented 4.1% and 4.0% of net sales for the years ended December 31, 2023 and 2022, respectively.

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

Risks Related to our Business

A large percentage of our net sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us.

Two customers, individually, accounted for at 25.7% and 10.3%, respectively, of net sales for the year ended December 31, 2023, and one customer accounted for 26.9% of net sales for the year ended December 31, 2022. The loss of a substantial portion of net sales to our largest customers could have a material adverse effect on us.

We are dependent on suppliers for components and raw materials and may experience shortages, extended lead times, cost premiums and shipment delays that would adversely affect our customers and us.

We purchase raw materials, commodities and components for use in our production process. Increased costs of these materials could have an adverse effect on our production costs if we are unable to pass along price increases or reduce the other cost of goods produced through cost improvement initiatives. Fuel and energy cost increases could also adversely affect our freight and operating costs. Due to customer specifications and requirements, we are dependent on suppliers to provide critical electronic and other components and materials for our operations that could result in shortages of some of the components needed for production. Component shortages may result in an inability to deliver products on time or at all, expedited freight, overtime premiums and increased component costs. In addition to the financial impact on operations from lost net sales and increased cost, there could potentially be harm to our customer relationships. To reduce the effects of supply chain disruption for our customers, we have increased inventory significantly, which has resulted in a reduction of cash available. If we are unable to sell such inventory or sell such inventory within a reasonable timeframe, it may adversely affect our operations and financial results.

Our customers cancel orders, change order quantity, timing and specifications that if not managed would have an adverse effect on inventory carrying costs.

We face, through the normal course of business, customer cancellations and rescheduled orders and are not always successful in recovering the costs of such cancellations or rescheduling. In addition, excess and obsolete inventory losses as a result of customer order changes, cancellations, product changes and contract termination could have an adverse effect on our operations. We recognize reserves in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for exposures related to the estimated impact from these possibilities.

We depend heavily on our people and may from time to time have difficulty attracting and retaining skilled employees and the cost of labor may continue to increase.

Our operations depend upon the continued contributions of our key management, marketing, technical, financial, accounting, product development engineers, salespeople and operations personnel. We also believe that our continued success will depend upon our ability to attract, retain and develop highly skilled managerial and technical resources and direct labor resources within our highly competitive industries. Not being able to attract or retain these employees could have a material adverse effect on net sales and earnings. In addition, the cost of attracting and retaining direct and indirect labor may continue to increase, which will increase our operating costs and may reduce our profitability.

Our engineering net sales depend on our ability to deliver quality value-added engineering services required by our customers.

The markets for our engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to hire and retain qualified engineering personnel and maintain and enhance our technological leadership. Although we believe that we currently can provide the value-added engineering services that is required by our customers, there is no certainty that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render the engineering services we currently provide obsolete or uncompetitive. The acquisition and implementation of new engineering knowledge, technical skills and related equipment may require significant expense that could adversely affect our operating results, as could our failure to anticipate and adapt to our customers’ changing technological requirements.

We operate in highly competitive industries, and we depend on continuing outsourcing by OEMs.

We compete against many companies that engineer and manufacture complex electromedical and electromechanical products as well as medical, aerospace and defense, and industrial products. The larger global competitors have more resources and greater economies of scale and have more geographically diversified international operations. We also compete with OEM operations that are continually evaluating manufacturing products internally against the advantages of outsourcing or delaying their decision to outsource. We may also be at a competitive disadvantage with respect to price when compared to manufacturers with excess capacity, lower cost structures and availability of lower cost labor.

Competitive factors in our targeted markets are believed to be product and service pricing, quality, the ability to meet delivery schedules, customer service, value-added engineering, technology solutions, geographic location and price. We also expect that our competitors will continue to improve the performance of their current products or services, to reduce their current products or service sales prices and improve services that maybe offered. Any of these could cause a decline in net sales, loss of market share, or lower profit margin.

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

Curits Squire, Inc. and the Kunin family, collectively as a group, own a majority of our common stock. As a result, our majority shareholder group will have the ability to elect all of the members of our Board of Directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our articles of incorporation, as amended and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with interests of other shareholders.

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

We face risks arising from the restructuring of our operations.

In recent years, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings. These initiatives have included changing the number and location of our production facilities, largely to align our capacity and infrastructure with current and anticipated customer demand. The process of restructuring entails, among other activities, moving production between facilities, transferring programs from higher cost geographies to lower cost geographies, closing facilities, reducing the level of staff, realigning our business processes and reorganizing our management.

Restructurings could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings, failure to achieve targeted cost savings, and failure to meet operational targets and customer requirements due to the restructuring process. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent and speed of our ability to reduce our manufacturing capacity and workforce.

We have and may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers' production requirements or following divestitures. We may consolidate or divest certain manufacturing facilities or transfer certain of our operations to other geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted.

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

Disruptions to our information systems, including security breaches, losses of data or outages, cyber attacks and other security issues, have and could in the future adversely affect our operations and/or financial results.

We rely on information systems, some of which are managed by third parties, to store, process and transmit confidential information, including financial reporting, inventory management, procurement, invoicing and electronic communications, belonging to our customers, our suppliers, our employees and/or us. We monitor and mitigate our exposure to cybersecurity issues and modify our systems when warranted and we have implemented certain business continuity items, including leveraging our multiple sites for redundancies, as well as backup and restore methods inclusive of off-site, secure hosted and cloud based third-party providers. Nevertheless, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, computer viruses, cyberattacks and security breaches, ranging from uncoordinated individual attempts to gain unauthorized access to our IT systems to sophisticated and targeted measures. These include data theft, malware, phishing, ransomware attacks, or other cybersecurity threats or incidents. The increased use of mobile technologies and the internet of things can heighten these and other operational risks. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data and outages, our operations could be disrupted. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions) and negative publicity and any of these could adversely affect our financial results.

In addition, we must comply with increasingly complex regulations intended to protect business and personal data in the U.S. and globally. In many cases, these laws apply not only to third-party transactions, but also restrict transfers of personal information among the Company and its international subsidiaries. Several jurisdictions have passed laws in this area, and additional jurisdictions are considering imposing additional restrictions or have laws that are pending. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements causes the Company to incur substantial costs and has required and may in the future require the Company to change its business practices. Compliance with these regulations can be costly and any failure to comply could result in legal and reputational risks as well as penalties, fines and damages that could adversely affect our financial results.

We are investing in new technologies which are inherently risky.

We have made investments in research and development (“R&D”) of new technologies that we believe will strengthen our relationships with customers if successful. To the extent that those investment efforts are unsuccessful, our competitive position may be harmed, and we may not realize a return on our investments.

To compete more successfully, we believe it is advantageous to maintain an effective R&D program to develop new products and manufacturing processes that will benefit our customers. Our R&D efforts are currently funded through investment of capital generated from operations, and we incurred R&D expenses of $1.2 million and $1.5 million in the years ended December 31, 2023 and 2022, respectively. We are focusing our R&D efforts across several key areas, including development of active optical cables and expanded beam connectors.

We do not expect all our R&D investments to be successful. Some of our efforts to develop and market new products and technologies fail or fall short of our expectations, or will not be well-received by customers, who may adopt competing technologies.

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

Our credit agreement contains financial and operating covenants with which we must comply. As of December 31, 2023, we were in compliance with these covenants. Effective as of February 29, 2024, we entered into a new credit agreement with Bank of America. Our new current credit agreement contains financial and operating covenants with which we must comply. Our compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

Our exposure to financially troubled customers, start-up businesses or suppliers may adversely affect our financial results.

We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. Also, we provide services and products to new and high growth companies. If our customers experience financial difficulty or lack of funding for operations, we could have difficulty recovering amounts owed to us from these customers, or demand for our services or products from these customers could decline. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supply necessary to fulfill production requirements and meet scheduled shipments. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in expenses for doubtful accounts receivable and inventory write-offs, a reduction in net sales, and an increase in our working capital requirements due to higher inventory levels and in days our accounts receivables are outstanding.

Changes in foreign currency translation rates could adversely impact our net sales and earnings.

Changes in foreign currency exchange rates will impact our reported net sales and earnings. Substantially all our net sales are transacted in U. S. Dollars. A majority of our manufacturing and cost structure is based in the United States and transacted in U.S. Dollars. We have exposures to local currencies for certain net sales in China denominated in Chinese Yuan as well as certain costs incurred at our facilities in China and Mexican that are denominated in Chinese Yuan and the Mexican Peso, respectively. The decreased value of local currency may adversely affect demand for our products and may adversely affect the profitability of our products in U.S. dollars in foreign markets where payments are made in the local currency.

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

If we fail to maintain effective systems of internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Any failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results or cause us to fail to meet our reporting obligations. As we expand our business operations both within the United States and internationally, we will need to maintain effective internal controls over financial reporting and disclosure control and procedures.

Our services involve other inventory risk

Our production services primarily provide that we purchase some, or all, of the required materials and components based on customer forecasts or orders. Although, in general, our contracts with our customers obligate our customers to ultimately purchase inventory ordered to support their forecasts or orders, we generally finance these purchases initially. In addition, suppliers may require us to purchase materials and components in minimum order quantities that may exceed customer requirements. A customer’s cancellation, delay or reduction of forecasts or orders can also result in excess inventory or additional expense to us. Engineering changes by a customer or a product’s end-of-life may result in obsolete materials or components. While we attempt to cancel, return or otherwise mitigate excess and obsolete inventory, as well as require customers to reimburse us for these items and/or price our services to address related risks, we may not actually be reimbursed timely or in full, be able to collect on these obligations or adequately reflect such risks in our pricing. In addition to increasing inventory in certain instances to support new program ramps, we may also increase inventory if we experience component shortages or longer lead-times for certain components in order to maintain a high level of customer service. In such situations, we may procure components earlier, which leads to an increase in inventory in the short term and may lead to increased excess or obsolete inventory in the future. Excess or obsolete inventory, the need to acquire increasing amounts of inventory due to shortages, customer demand or otherwise, or other failures to manage our working capital, could adversely affect our operating results, including our return on invested capital.

In addition, we provide managed inventory programs for some of our customers under which we hold and manage finished goods or work-in-process inventories. These managed inventory programs may result in higher inventory levels, further reduce our inventory turns and increase our financial exposure with such customers. In addition, our inventory may be held at a customer’s facility or warehouse, or elsewhere in a location outside of our control, which may increase the risk of loss. Even though our customers generally have contractual obligations to purchase such inventories from us, we remain subject to customers’ credit risks as well as the risk of potential customer default and the need to enforce those obligations.

Market Risks

Pandemics or disease outbreaks could adversely affect our operations, supply chains, financial condition and results of operations.

Outbreaks of epidemic, pandemic, or contagious diseases, such as, historically, the COVID-19 virus, Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could cause a disruption to our business. Business disruptions could include temporary closures of our facilities or the facilities of our suppliers, reduced demand from customers, unavailability or restricted availability of our material portions of our workforce, raw materials or components necessary to manufacture our products, or disruptions or restrictions on our ability to travel or to distribute our products. Any disruption of our operations, our suppliers or our customers would likely impact our net sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services. Any of these events could negatively impact our net sales and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Legal and Regulatory Risks

We are subject to extensive government regulations and industry standards and the terms of complex contracts; a failure to comply with current and future regulations and standards, or the terms of our contractual arrangements, could have an adverse effect on our business, customer relationships, reputation and profitability.

We are subject to extensive government regulation and industry standards relating to the products we manufacture as well as how we conduct our business, including regulations and standards relating to labor and employment practices, workplace health and safety, the environment, sourcing and import/export practices, the market sectors we support, privacy and data protection, the regulations that apply to government contracts, and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and fragmented, and regulatory activity has increased in recent periods. Failure or noncompliance with such regulations or standards could have an adverse effect on our reputation, customer relationships, profitability and results of operations. In addition, we regularly enter into a large number of complex contractual arrangements as well as operate pursuant to the terms of a significant number of ongoing intricate contractual arrangements. Our failure or our customers’ failure to comply with the terms of such arrangements could expose us to claims or other demands and could have an adverse effect on our reputation, customer relationships, profitability and results of operations.

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

Our international operations are, and will continue to be, subject to risks relating to changes in foreign legal and regulatory requirements.

It can be costly and time-consuming for the Company and our customers to obtain and maintain regulatory approvals and certifications to operate in these markets. Product approvals subject to regulations might not be granted for new medical devices on a timely basis, if at all. Proposed new regulations or changes to regulations could result in the need to incur significant additional costs to comply. Failure of the Company or any of its customers operating in these markets to effectively respond to changes to applicable laws and regulations or comply with existing and future laws and regulations may have a negative effect on the Company’s business, financial condition, results of operations and cash flows.

Complying with securities laws, tax laws, accounting policies and regulations, and subsequent changes, may be costly for us and adversely affect our financial statements.

New or changing laws, regulations, policy and standards relating to corporate governance and public disclosure, including SEC and Nasdaq regulations, domestic or international tax legislation and the implementation of significant changes in the GAAP, present challenges due to complexities, assumptions and judgements required to implement. We apply judgments based on our understanding, interpretation and analysis of the relevant facts, circumstances, historical experience and valuations, as appropriate. As a result, actual amounts could differ from those estimated at the time the financial statements are issued. In addition, implementation may change the financial accounting or reporting standards that govern the preparation of our financial statements or authoritative entities could reverse their previous interpretations or positions on how various financial accounting or reporting standards should be applied. These changes may be difficult to predict and implement and could materially or otherwise impact how we prepare and report our estimates, uncertainties, financial statements, operating results and financial condition. Our efforts to comply with evolving laws, regulations, accounting policies and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention from net sales-generating activities to compliance activities and may have an adverse effect on our financial statements, including cash flows.

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

Item 1C. Cybersecurity

We recognize the critical importance of maintaining the safety and security of our systems and data and have a process for overseeing and managing cybersecurity and related risks. This process is supported by both management, as well as our Board of Directors and our Science and Technology Committee. The current chair of our Science and Technology Committee is a NACD certified cybersecurity expert.

Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, and each of our Board committees assists the Board in the role of risk oversight. The full Board receives an update on the Company’s risk management process and the risk trends related to cybersecurity at least annually.

Our Science and Technology Committee specifically assists the Board in its oversight of risks related to cybersecurity. To help ensure effective oversight, the Science and Technology Committee receives reports on information security and cybersecurity from the Company’s information technology managers at least four times a year.

Our approach to cybersecurity risk management includes the following key elements:

●

Multi-Layered Defense and Continuous Monitoring – We work to protect our computing environments and products from cybersecurity threats through multi-layered defenses and apply lessons learned from our defense and monitoring efforts to help prevent future attacks. We utilize data analytics to detect anomalies and search for cyber threats. We engage third-party consultants or other advisors to assist in assessing, identifying and/or managing cybersecurity threats.

●	Third-Party Risk Assessments – We conduct information security assessments before sharing or allowing the hosting of sensitive data in computing environments managed by third parties.
●

Training and Awareness – We provide awareness training to our employees to help identify, avoid and mitigate cybersecurity threats. Our employees with network access participate periodically in required training, including phishing, spear phishing and other security and awareness training.

●	Supplier Engagement – We review critical third-party systems at least annually, including the various System and Organizational Controls (“SOC”) reports or perform risk assessments.

While we have experienced cybersecurity incidents in the past, to date none have materially affected the Company or our consolidated financial position, results of operations and/or cash flows. We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors.”

Item 2. Properties

Administration

Our corporate headquarters consists of an approximately 19,000 square feet building located in Maple Grove, Minnesota, a northwestern suburb of Minneapolis, Minnesota, and its lease expires January 2025.

Manufacturing facilities

Our manufacturing facilities are in good operating condition, and we believe our overall production capacity is sufficient to handle our foreseeable manufacturing needs and customer requirements. The following are our manufacturing facilities as of December 31, 2023:

			Manufacturing
			Space	Office Space	Total
Location	Own/Lease	Lease End Date	Square Feet	Square Feet	Square Feet
Bemidji, MN	Lease	August 31, 2035	56,000	13,000	69,000
Blue Earth, MN	Own		92,000	48,000	140,000
Milaca, MN	Lease	June 30, 2025	15,000	5,000	20,000
Mankato, MN	Lease	August 31, 2035	43,000	15,000	58,000
Monterrey, Mexico	Lease	January 24, 2029	76,000	1,000	77,000
Suzhou, China	Lease	February 28, 2024	27,000	3,000	30,000
Suzhou, China	Lease	January 14, 2024(1)	15,000	-	15,000
Suzhou, China	Lease	October 17, 2026	15,000	-	15,000
(1)	In January 2024, we extended the Suzhou lease which now expires on January 20, 2027.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 12, 2024, there were 590 shareholders of record. Our stock is listed on the NASDAQ Capital Market under the symbol “NSYS”. We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2023 or 2022. Future dividend policy and payments, if any, will depend upon earnings and our financial condition, our need for funds, limitations on payments of dividends present in our current or future debt agreements, and other factors.

Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High

March 31, 2023	$10.37	$16.52
June 30, 2023	$9.00	$11.26
September 30, 2023	$8.76	$10.89
December 31, 2023	$7.45	$10.27

March 31, 2022	$9.50	$12.38
June 30, 2022	$9.94	$20.37
September 30, 2022	$10.07	$19.56
December 31, 2022	$9.31	$16.01

Equity Compensation Plan Information

Certain information with respect to our equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Minnesota, United States based full-service global EMS contract manufacturer in the Medical, Aerospace & Defense and Industrial markets offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex electromedical and electromechanical products including medical devices, wire and cable assemblies, printed circuit board assemblies, complex higher-level assemblies and other box builds for a wide range of industries. We serve three major markets within the EMS industry: Medical, Aerospace and Defense, and the Industrial market which includes industrial capital equipment, transportation, vision, agriculture, oil and gas. As of December 31, 2023, we have facilities in Minnesota: Bemidji, Blue Earth, Mankato, Milaca and Maple Grove. We also have facilities in Monterrey, Mexico and Suzhou, China.

Our net ‘sales are derived from complex designed products built to the customers’ specifications. The products we manufacture are engineered and designed products that require sophisticated manufacturing support. Quality, on time delivery, and reliability are of upmost importance. Our goal is to expand and diversify our customer base by focusing on sales and marketing efforts that fit our value-added service, early engagement design, and development strategy. We continue to focus on lean manufacturing initiatives, quality and on-time delivery improvements to increase asset utilization, reduce lead times and provide competitive pricing.

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

Operating Results

The following table presents our statements of income data in dollars and as a percentage of total net sales for the years indicated (dollars in millions):

	2023		2022
	$	%	$	%
Net Sales	139.3	100.0	134.1	100.0
Cost of Goods Sold	116.2	83.4	113.6	84.7
Gross Profit	23.1	16.6	20.5	15.3

Selling Expenses	3.6	2.6	3.7	2.8
General and Administrative Expenses	12.3	8.9	11.4	8.5
Research and Development Expenses	1.2	0.9	1.5	1.1
Income from Operations	6.0	4.2	3.9	2.9

Interest Expense	(0.5)	(0.3)	(0.4)	(0.3)
Income Before Income Taxes	5.5	3.9	3.5	2.6

Income Tax (Benefit) Expense	(1.4)	(1.0)	1.5	1.1
Net Income	6.9	4.9	2.0	1.5

Net Sales

Our net sales in 2023 were $139.3 million, compared with $134.1 million in 2022, an increase of $5.2 million or 3.9%, that was driven by increases in all of our markets. The industrial market increased by $1.4 million or 3.6% in 2023 as compared with 2022. The medical market increased year-over-year by $2.8 million or 3.7% with medical devices accounting for the increase. Net sales from the aerospace and defense markets increased by $1.0 million or 5.1% in 2023 as compared with 2022. The increase in net sales is due to continued strong demand across our medical, industrial and defense markets, and the impact of pricing actions taken in the second half of 2022 to address increased manufacturing costs.

Net sales by our major EMS industry markets for the years ended December 31, 2023 and 2022 were as follows (in millions):

			%
	2023	2022	Change
Medical	$78.7	$75.9	3.7
Aerospace and Defense	20.5	19.5	5.1
Industrial	40.1	38.7	3.6
Total Net Sales	$139.3	$134.1	3.9

Net sales by timing of transfer of goods and services are as follows (in millions):

Year Ended December 31, 2023

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical	$60.5	$15.8	$2.4	$78.7
Aerospace and Defense	18.3	1.8	0.4	20.5
Industrial	31.4	7.4	1.3	40.1
Total net sales	$110.2	$25.0	$4.1	$139.3

Year Ended December 31, 2022

	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical	$51.5	$22.3	$2.1	$75.9
Aerospace and Defense	16.7	1.9	0.9	19.5
Industrial	28.7	8.5	1.5	38.7
Total Net Sales	$96.9	$32.7	$4.5	$134.1

1Noncash consideration represents material provided by the customer used in the build of the product.

Backlog

Our 90-day order backlog as of December 31, 2023 was $35.1 million as compared with $35.9 million at the end of 2022. Our 90-day backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be transferred within 180 days.

Our total order backlog as of December 31, 2023 was $91.7 million, a 11.9% decrease from $104.1 million as of December 31, 2022. Our total and 90-day order backlog by market has decreased when compared with the prior year. As the supply chain continues to normalize, customer order lead times are reducing and are starting to return to their pre-pandemic ordering practices. Our 90-day backlog varies each reporting period end due to order size, manufacturing delays, contract terms and conditions and timing from customer delivery schedules and releases.

90-day shipment backlog by our major industry markets are as follows (in millions):

	90 Day Backlog as of
	December 31,		%
	2023	2022	Change
Medical	$18.1	$21.7	(16.6)
Aerospace and Defense	8.4	5.1	64.7
Industrial	8.6	9.1	(5.5)
Total Backlog	$35.1	$35.9	(2.2)

Total order backlog by our major industry markets are as follows (in millions):

	Total Backlog as of
	December 31,		%
	2023	2022	Change
Medical	$47.6	$57.1	(16.6)
Aerospace and Defense	30.2	24.5	23.3
Industrial	13.9	22.5	(38.2)
Total Backlog	$91.7	$104.1	(11.9)

The 90-day and total backlog as of December 31, 2023 contain the contract asset value of $14.5 million, which has been recognized as net sales.

Gross Profit

Our gross profit was $23.1 million and $20.5 million, and as a percentage of net sales 16.6% and 15.3%, for the years ended December 31, 2023 and 2022, respectively. The gross profit improvement relates primarily to price increases in response to material and labor cost inflation.

Selling

Selling expenses were marginally lower at $3.6 million, or 2.6% of net sales, for the year ended December 31, 2023 compared with $3.7 million, or 2.8% of net sales, for the year ended December 31, 2022.

General and Administrative

General and administrative expenses were $12.3 million, or 8.9% of net sales, for the year ended December 31, 2023 and $11.4 million, or 8.5% of net sales, for the year ended 2022. General and administrative expenses for the year ended December 31, 2023 were up $0.9 million mainly due to higher wages of $0.7 due to merit increases and one-time higher professional fees related to a system implementation of $0.2 million.

Research and Development Expense

Research and development expenses were $1.2 million or 0.9% of net sales for the year ended December 31, 2023 and $1.5 million or 1.1% of net sales for the year ended 2022.

Income from Operations

Our income from operations for 2023 was $6.0 million, an increase of $2.1 million from the income of $3.9 million in 2022. The increase in income from operations was driven by the increase in gross profit.

Interest Expense

Interest expense for the year ended December 31, 2023 and December 31, 2022 was $0.5 and $0.4 million, respectively.

Income Taxes

We realized an income tax benefit of $1.4 million resulting in an effective tax rate of 26% for the year ended December 31, 2023. This benefit was largely driven by the $2.6 million valuation allowance reversal as we concluded it was more likely than not that we will realize our net deferred tax assets. Income tax expense was $1.5 million for the year ended December 31, 2022 with an effective tax rate of 42%. Our 2022 tax rate was driven by the increase in deferred tax assets and corresponding valuation allowance from research and development expenses which were no longer tax deductible pursuant to the Tax Cuts and Jobs Act which requires the Company to capitalize and amortize research and experimental expenditures for tax return purposes starting in 2022.

The statutory rate reconciliation for the years ended December 31, 2023 and 2022 is as follows, (in thousands):

	2023	2022
Statutory Rate	$1,148	$572
State Income Tax	79	41
Effect of Foreign Operations	(124)	(82)
Research and Development	(316)	-
Change in State Deferred Rate	-	29
Valuation Allowance	(2,563)	587
Maquiladora Tax	158	153
US Permanent Differences	(44)	(28)
Federal Tax Credits	-	(272)
Global Intangible Low-Taxed Income Effect	7	301
Return to Provision - Credits, Perm Diffs	(189)	9
Withholding Tax	318	122
IRS Payable	-	17
Other	118	18
	$(1,408)	$1,467

Net Income

Our net income in 2023 was $6.9 million or $2.38 per diluted common share and $2.53 per basic common share. Our net income in 2022 was $2.0 million or $0.70 per diluted and $0.75 per basic common share.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations, and cash on hand will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the next twelve months.

Credit Facilities

We had a $16 million asset backed line of credit agreement with Bank of America which, as amended, was to expire on June 15, 2026. Under this credit agreement, line of credit borrowing availability was restricted by a defined asset borrowing base, and interest was based on variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. This line of credit weighted-average interest rate was 8.3% and 5.2% as of December 31, 2023 and 2022, respectively. We had borrowings on our line of credit of $5.8 million and $6.9 million as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and 2022, we had unused availability under our line of credit of $9.4 million and $8.4 million, respectively, supported by our borrowing base. We were in compliance with all the financial covenants related to this agreement as of and for the year ended December 31, 2023.

On February 29, 2024, we replaced our asset back line of credit agreement with $15 million Senior Secured Revolving Line of Credit with Bank of America (the “Revolver”). The Revolver allows for borrowings at a defined base rate, or at the one, three or six month Secured Overnight Finance Rate, also known as “SOFR”, plus a defined margin. If we prepay SOFR borrowings before their contractual maturity, we have agreed to compensate the bank for lost margin, as defined in the Revolver agreement. We are required to quarterly pay a 20-basis point fee on the unused portion of the Revolver.

The Revolver requires us to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of our outstanding borrowings. The Revolver contains certain covenants which, among other things, require us to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027.

Our China operation has a financing agreement with China Construction Bank which provides for a line of credit arrangement of 10,000,000 Renminbi (RMB) (approximately 1.4 million USD) that expires on August 18, 2024. No amounts were outstanding under this financing arrangement as of December 31, 2023 or 2022. The interest rate as of December 31, 2023 was approximately 4%.

Cash flows for the years ended December 31, 2023 and 2022 are summarized as follows:

(in millions)	2023	2022
Cash Flows Provided By (Used In):
Operating Activities	$1.8	$5.4
Investing Activities	(1.3)	(2.4)
Financing Activities	(1.3)	(2.7)
Effect of Exchange Rate Changes on Cash	0.0	0.0
Net Change in Cash	$0.8	$0.3

Cash provided by operating activities for the year ended December 31, 2023 was $1.8 million compared with cash provided by operations of $5.4 million for the year ended December 31, 2022. In 2023, the cash provided by operating activities was driven by $6.9 million in net income offset by a $2.2 million non-cash tax benefit from the reduction in our valuation allowance, and increased uses of working capital largely from accounts receivable and contract assets due to the increase in net sales and longer payment terms with several customers. In 2022, the cash provided by operating activities was driven by results from operations.

Net cash used in investing activities was $1.3 million for the year ended December 31, 2023 and net cash used in investing activities was $2.4 million for the year ended December 31, 2022. Cash used in investing activities in both years primarily relates to the purchase of property and equipment.

Net cash used in financing activities in 2023 of $1.3 million consisted primarily of net payments on the line of credit of $1.0 million and capital lease payments of $0.4 million, partially offset by cash receipts of $0.1 million from stock option exercises. The cash used by financing activities in 2022 of $2.7 million consisted primarily of net payments on the line of credit of $2.1 million and capital lease payments of $0.6 million.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements, the reported amounts of net sales and expenses during the reporting periods presented, as well as our disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including, but not limited to, valuation allowance for inventories, allowance for doubtful accounts, realizability of deferred tax assets and long-lived asset impairment testing.

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

Revenue Recognition
Our net sales are comprised of product, engineering services and repair services. All net sales are recognized when the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service to our customer either when (or as) our customer obtains control of the product or service, with the majority of our net sales being recognized over time including goods produced under contract manufacturing agreements and services net sales. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. Most of our contracts have a single performance obligation and require that we provide services and products that are unique to each customer’s designed products and have no alternative usage. As of December 31, 2023, the Company has recorded a contract asset of $14.5 million for unbilled customer net sales included in net sales. Net sales are recorded net of returns, allowances and customer discounts. Our net sales for services were less than 10% of our total sales for all periods presented, and accordingly, are included in net sales in the Condensed Consolidated Statements of Income and Comprehensive Income. Sales, value added, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from net sales) basis. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Long-Lived Assets Impairment

We evaluate long-lived assets, primarily property and equipment, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. As of December 31, 2023, the Company’s common stock was trading at a value less than the Company’s net equity value. As such, the Company evaluated future undiscounted cash flows and determined that no long-lived asset impairment was required as of December 31, 2023.

Allowance for Credit Losses

When we record customer receivables and contract assets arising from net sales transactions, we record an allowance for credit losses for the current expected credit losses (“CECL”) inherent in the asset over its expected life. The allowance for credit losses is a valuation account deducted from the cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. We adopted CECL as of January 1, 2023 with a $30 thousand adjustment to retained earnings. As of December 31, 2023, we held an allowance for credit losses of $0.4 million.

We estimate expected credit losses based on relevant information about past events, including historical write-offs of bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms that affect the collectability of the reported amount. When measuring expected credit losses, we pool assets with similar country risk and credit risk characteristics. Changes in the relevant information may significantly affect the estimates of expected credit losses.

Assets are written off when we determine them to be uncollectible. Write-offs are recognized as a deduction from the allowance for credit losses.

Inventory Reserves

Inventory reserves are maintained for the estimated value of the inventory that may have a lower value than stated or quantities in excess of future production needs. Certain raw material inventories are purchased solely to meet a customer’s unique manufacturing requirements. We seek to require our customers to prepay for end of life or certain inventory in excess of current customer order quantities. We have an evaluation process to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. This process includes an evaluation of our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. On at least an annual basis we review the underlying inventory reserve assumptions based on recent trends. As of December 31, 2023, we had an inventory reserve of $1.2 million.

Income Taxes

Significant judgment is required in evaluating our tax positions and in determining income tax expense, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. We evaluate the recoverability of deferred tax assets based on available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. We establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of the deferred tax assets will not be realized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases) to the deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. As of December 31, 2022, we had recorded a valuation allowance of $2.6 million that resulted from the establishment of a full valuation allowance against U.S. net deferred tax assets as of that date. In 2023, we recorded a $2.6 million tax benefit as we reversed our valuation allowance against our net U.S. deferred tax assets. During the fourth quarter of 2023 concluded that it was more likely than not it would realize it net deferred tax assets given its recent three-year cumulative losses were insignificant as well as the Company’s forecasted pre-tax income in 2024 and beyond. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income or tax liability in either the carryback or carry-forward periods under the tax law. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

We establish reserves for uncertain tax positions when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. If we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) a completion of a tax audit, (ii) effective settlement of an issue, (iii) a change in applicable tax law including a tax case or legislative guidance, or (iv) the expiration of the applicable statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our results of operations. Our reserve for uncertain tax positions aggregated $131 thousand as of December 31, 2023.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 1 to the consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the SEC, in materials delivered to stockholders and in press releases. Such statements generally will be accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “possible,” “potential,” “predict,” “project,” or other similar words that convey the uncertainty of future events or outcomes. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Discussion of these factors is incorporated in Part I, Item 1A, “Risk Factors,” and should be considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements. All forward-looking statements included in this Form 10-K are expressly qualified in their entirety by the forgoing cautionary statements. We undertake no obligations to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
TABLE OF CONTENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Item 8. Financial Statements and Supplementary Data

PAGE

Report of Independent Registered Public Accounting Firm (PCAOB Firm ID 23)	34

Consolidated Financial Statements:

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023 and 2022	36

Consolidated Balance Sheets as of December 31, 2023 and 2022	37

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022	38

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2023 and 2022	39

Notes to Consolidated Financial Statements	40-58

(The remainder of this page was intentionally left blank.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Nortech Systems Incorporated and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 20, 2024

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(IN THOUSANDS, EXCEPT SHARE DATA)

	2023	2022

Net Sales	$139,332	$134,123

Cost of Goods Sold	116,228	113,643

Gross Profit	23,104	20,480

Operating Expenses
Selling Expenses	3,598	3,719
General and Administrative Expenses	12,354	11,425
Research and Development Expenses	1,199	1,463
Gain on Sale of Property and Equipment	-	(15)
Total Operating Expenses	17,151	16,592

Income from Operations	5,953	3,888

Other Expense
Interest Expense	(487)	(411)
Total Other Expense	(487)	(411)

Income Before Income Taxes	5,466	3,477

Income Tax (Benefit) Expense	(1,408)	1,467

Net Income	$6,874	$2,010

Income Per Common Share:
Basic	$2.53	$0.75
Weighted Average Number of Common Shares Outstanding - Basic	2,722,135	2,685,378

Diluted	$2.38	$0.70
Weighted Average Number of Common Shares Outstanding - Dilutive	2,885,879	2,891,285

Other Comprehensive Income
Foreign Currency Translation Loss	(162)	(426)
Comprehensive Income, Net of Tax	$6,712	$1,584

See accompanying notes to consolidated financial statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2023 AND 2022
(IN THOUSANDS, EXCEPT SHARE DATA)

	2023	2022
ASSETS
Current Assets
Cash	$960	$1,027
Restricted Cash	715	1,454
Accounts Receivable, less Allowances of $358 and $328	19,279	15,975
Employee Retention Credit Receivable	-	2,650
Inventories, Net	21,660	22,438
Contract Assets	14,481	9,982
Prepaid Assets and Other Assets	1,698	1,334
Total Current Assets	58,793	54,860

Property and Equipment, Net	6,513	6,408
Operating Lease Assets	6,917	7,850
Deferred Tax Assets	2,641	-
Other Intangible Assets, Net	263	422
Total Assets	$75,127	$69,540

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Finance Lease Obligations	$356	$390
Current Portion of Operating Leases	1,033	1,155
Accounts Payable	15,924	14,792
Accrued Payroll and Commissions	4,138	4,803
Customer Deposits	4,068	3,515
Other Accrued Liabilities	1,063	1,743
Total Current Liabilities	26,582	26,398

Long-Term Liabilities
Long-Term Line of Credit	5,815	6,853
Long-Term Finance Lease Obligations, Net of Current Portion	209	565
Long-Term Operating Lease Obligations, Net of Current Portion	6,763	7,549
Other Long-Term Liabilities	414	95
Total Long-Term Liabilities	13,201	15,062
Total Liabilities	39,783	41,460

Shareholders' Equity
Preferred Stock, $1 par value; 1,000,000 Shares Authorized; 250,000 Shares Issued and Outstanding	250	250
Common Stock - $0.01 par value; 9,000,000 Shares Authorized; 2,690,633 and 2,672,064 Shares Issued and Outstanding, respectively	27	27
Additional Paid-In Capital	16,929	16,347
Accumulated Other Comprehensive Loss	(532)	(370)
Retained Earnings	18,670	11,826
Total Shareholders' Equity	35,344	28,080
Total Liabilities and Shareholders' Equity	$75,127	$69,540

See accompanying notes to consolidated financial statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(IN THOUSANDS)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,874	$2,010
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
Depreciation	1,891	1,768
Amortization	159	150
Compensation on Stock-Based Awards	423	334
Deferred Taxes	(2,362)	-
Change in Accounts Receivable Allowance	24	6
Change in Inventory Reserves	26	(149)
Gain on Disposal of Property and Equipment	-	(15)
Foreign Currency Transaction Gain	2	(72)
Changes in Current Operating Items
Accounts Receivable	(3,432)	(1,746)
Employee Retention Credit Receivable	2,650	2,574
Inventories	716	(2,985)
Contract Assets	(4,514)	(1,283)
Prepaid Expenses	(147)	317
Income Taxes	(832)	643
Accounts Payable	483	2,216
Accrued Payroll and Commissions	(661)	783
Customer Deposits	553	550
Other Accrued Liabilities	(84)	301
Net Cash Provided By Operating Activities	1,769	5,402

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	-	15
Purchase of Intangible Asset	-	(71)
Purchases of Property and Equipment	(1,284)	(2,370)
Net Cash Used In Investing Activities	(1,284)	(2,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line of Credit	124,552	119,349
Payments to Line of Credit	(125,602)	(121,468)
Principal Payments on Financing Leases	(390)	(599)
Stock Option Exercises	159	51
Net Cash Used In Financing Activities	(1,281)	(2,667)

Effect of Exchange Rate Changes on Cash	(10)	(53)

Net Change in Cash and Cash Equivalents	(806)	256
Cash and Cash Equivalents - Beginning of Year	2,481	2,225
Cash and Cash Equivalents - End of Year	$1,675	$2,481

Reconciliation of cash and restricted cash reported within the consolidated balance sheets
Cash	$960	$1,027
Restricted Cash	715	1,454
Total Cash and restricted cash reported in the consolidated statements of cash flows	$1,675	$2,481

	2023	2022

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$503	$476
Cash Paid for Income Taxes	1,751	237

Supplemental Noncash Investing and Financing Activities:
Property and Equipment Purchases in Accounts Payable	$680	$14
Property Acquired under Operating Lease	261	44
Equipment Acquired under Finance Lease	-	41

See accompanying notes to consolidated financial statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(IN THOUSANDS)

				Accumulated
			Additional	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Retained	Shareholders'
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
BALANCE DECEMBER 31, 2021	$250	$27	$15,962	$56	$9,816	$26,111
Net Income	-	-	-	-	2,010	2,010
Foreign Currency Translation Adjustment	-	-	-	(426)	-	(426)
Stock Option Exercises	-	-	51	-	-	51
Compensation on Stock-Based Awards	-	-	334	-	-	334

BALANCE DECEMBER 31, 2022	250	27	16,347	(370)	11,826	28,080
Net Income	-	-	-	-	6,874	6,874
Foreign Currency Translation Adjustment	-	-	-	(162)	-	(162)
Stock Option Exercises	-	-	159	-	-	159
Compensation on Stock-Based Awards	-	-	423	-	-	423
Cumulative Adjustment Related to the Adoption of ASC 326 (CECL)	-	-	-	-	(30)	(30)

BALANCE DECEMBER 31, 2023	$250	$27	$16,929	$(532)	$18,670	$35,344

See accompanying notes to consolidated financial statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Nortech Systems Incorporated and Subsidiaries (“the Company”, “we”, “our”) have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Nature of Business

The Company, organized in December 1990, is a provider of engineering design and manufacturing solutions for complex electromedical devices, electromechanical systems, assemblies and components headquartered in Maple Grove, Minnesota, a suburb of Minneapolis, Minnesota. We maintain facilities and operations in Minnesota in the United States; Monterrey, Mexico; and Suzhou, China.

Principles of Consolidation

The consolidated financial statements include the accounts of Nortech Systems Incorporated and its wholly-owned subsidiaries, Manufacturing Assembly Solutions of Monterrey, Inc. and Nortech Systems Hong Kong Company, Limited as well as its wholly-owned subsidiary, Nortech Systems Suzhou Company, Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Estimates also affect the reported amounts of net sales and expense during the reporting period. Significant items subject to estimates and assumptions include the valuation allowance for inventories, allowance for doubtful accounts, realizability of deferred tax assets and long-lived asset recovery. Actual results could differ from those estimates.

Restricted Cash

Cash and cash equivalents classified as restricted cash on our consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. As of December 31, 2023, we had outstanding letters of credit for $200. Restricted cash as of December 31, 2023 and December 31, 2022 was $715 and $1,454, respectively. The December 31, 2023 and 2022 restricted cash balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

Accounts Receivable and Allowance for Expected Losses

We grant credit to customers in the normal course of business. Accounts receivable is unsecured and presented net of an allowance for doubtful accounts. The allowance for expected losses was $358 and $334 as of December 31, 2023 and 2022, respectively.

When we record customer receivables and contract assets arising from net sales transactions, we record an allowance for credit losses for the current expected credit losses (“CECL”) inherent in the asset over its expected life. The allowance for credit losses is a valuation account deducted from the cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets.

We estimate expected credit losses based on relevant information about past events, including historical write-offs of bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms that affect the collectability of the reported amount. When measuring expected credit losses, we pool assets with similar country risk and credit risk characteristics. Changes in the relevant information may significantly affect the estimates of expected credit losses.

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

Inventories are as follows as of December 31:

	2023	2022
Raw Materials	$20,863	$21,673
Work in Process	1,033	1,238
Finished Goods	934	671
Reserves	(1,170)	(1,144)
Total	$21,660	$22,438

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

	(in years)
Building	39
Leasehold Improvements	3	-	15
Manufacturing Equipment	3	-	7
Office and Other Equipment	3	-	7

Property and equipment as of December 31, 2023 and 2022:

	2023	2022
Land	$148	$148
Building and Leasehold Improvements	6,041	5,289
Manufacturing Equipment	19,877	19,128
Office and Other Equipment	7,385	6,822
Accumulated Depreciation and Amortization	(26,938)	(24,979)
Total Property and Equipment, Net	$6,513	$6,408

Long-Lived Asset Impairment

We evaluate long-lived assets, primarily property and equipment, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. As of December 31, 2023, the Company’s common stock was trading at a value less than the Company’s net equity value. As such, the Company evaluated future undiscounted cash flows and determined that no long-lived asset impairment was required as of December 31, 2023. No impairment of long-lived assets was recorded during the year ended December 31, 2022.

Preferred Stock

Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and if declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends accrued but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2023 and 2022.

Revenue Recognition
Our net sales are comprised of product, engineering services and repair services. All net sales is recognized when the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service to our customer either when (or as) our customer obtains control of the product or service, with the majority of our net sales being recognized over time including goods produced under contract manufacturing agreements and services net sales. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of our contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

Net sales are measured as the amount of consideration we expect to receive in exchange for transferring products or providing services. As such, net sales are recorded net of returns, allowances and customer discounts. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from net sales) basis. Shipping and handling costs are included in cost of goods sold.

The majority of our net sales are derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use, and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the net sales are recognized at a point in time, generally upon shipment. Net sales under contract manufacturing agreements that was recognized over time accounted for approximately 79% and 72% of our net sales for the years ended December 31, 2023 and 2022, respectively. Net sales under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

Accounting for contract manufacturing agreements involves the use of various techniques to estimate total net sales and costs. We estimate profit on these agreements as the difference between total estimated net sales and expected costs to complete the performance obligation within the terms of the agreement and recognize the respective profit as the goods are produced. The estimates to determine the profit earned on the performance obligation are based on contractual selling prices and historical cost of goods sold and represent our best judgement at the time. Changes in judgements on these above estimates could impact the timing and amount of net sales recognized with a resulting impact on the timing and amount of associated profit.

On occasion our customers provide materials to be used in the manufacturing process and the fair value of the materials is included in net sales as noncash consideration at the point in time when the manufacturing process commences along with the same corresponding amount recorded as cost of goods sold. The inclusion of noncash consideration has no impact on overall profitability.

Contract Assets

Contract assets, recorded as such in the Consolidated Balance Sheet, consist of unbilled amounts related to net sales recognized over time. Changes in the contract assets balance during the years ended December 31, 2023 and 2022 was as follows:

Balance Outstanding as of December 31, 2021	$8,698
Increase (Decrease) Attributed to:
Amounts Transferred Over Time to Contract Assets	96,924
Amounts Invoiced During the Period	(95,640)
Balance Outstanding as of December 31, 2022	$9,982
Increase (Decrease) Attributed to:
Amounts Transferred Over Time to Contract Assets	110,195
Amounts Invoiced During the Period	(105,696)
Balance Outstanding as of December 31, 2023	$14,481

We expect substantially all the remaining performance obligations for the contract assets recorded as of December 31, 2023, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the years ended December 31, 2023 and 2022:

	Year Ending December 31, 2023
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$60,506	$15,799	$2,361	$78,666
Aerospace and Defense	18,305	1,847	401	20,553
Industrial	31,384	7,403	1,326	40,113
Total Net Sales	$110,195	$25,049	$4,088	$139,332

	Year Ending December 31, 2022
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical	$51,473	$22,288	$2,146	$75,907
Aerospace and Defense	16,745	1,859	875	19,479
Industrial	28,706	8,541	1,490	38,737
Total Net Sales	$96,924	$32,688	$4,511	$134,123

Noncash consideration represents material provided by the customer used in the build of the product.

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

Advertising

Advertising costs are charged to operations as incurred. The total amount charged to expense was $84 and $63 for the years ended December 31, 2023 and 2022, respectively.

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

Stock-Based Compensation

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

Net Income Per Common Share

Basic net income per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Dilutive net income per common share assumes the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding using the treasury stock method, unless their effect is antidilutive. For the year ended December 31, 2023, treasury stock equivalent stock options of 163,744 were included in the computation of diluted net income per common share as their impact were dilutive. For the year ended December 31, 2022, treasury stock equivalent stock options of 205,907 were included in the computation of diluted net income per common share as their impact were dilutive.

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

Level 3: Unobservable inputs for the asset or liability, reflecting the reporting entity’s own assumptions about the assumptions that market participants would use in pricing.

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

Enterprise-Wide Disclosures

Our results of operations for the years ended December 31, 2023 and 2022 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.

Export net from our U.S. domestic operations represent approximately 4.1% and 4.0% of consolidated net sales for the years ended December 31, 2023 and 2022, respectively. Net sales by our major EMS industry markets for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Medical	$78,666	$75,907
Aerospace and Defense	20,553	19,479
Industrial	40,113	38,737
Total Net Sales	$139,332	$134,123

Noncurrent assets by country are as follows:

	United States	Mexico	China	Total
December 31, 2023
Property and Equipment, Net	$4,905	$747	$861	$6,513
Operating Lease Assets	$4,794	2,123	-	$6,917
Deferred Tax Assets	$2,641	-	-	$2,641
Other Assets	$263	-	-	$263

December 31, 2022
Property and Equipment, Net	$5,109	$494	$805	$6,408
Operating Lease Assets	$5,381	2,469	-	$7,850
Other Assets	$422	-	-	$422

Foreign Currency Transactions
The functional currency for our Mexico subsidiary is the US dollar. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense). The functional currency for our China subsidiary is the Renminbi (“RMB”). Assets and liabilities of the China operation are translated from RMB into U.S. dollars at period-end rates, while income and expense are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive loss within shareholders’ equity. Foreign currency translation losses decreased consolidated shareholders’ equity by $162 and $426 for the years ended December 31, 2023 and 2022, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statements of Operations. Net foreign currency transaction losses included in the determination of net income was $54 and $42 for the years ended December 31, 2023 and 2022, respectively.

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU introduces a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.

The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial assets are originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized.

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

Recently Issued New Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting Topic (280): Improvements to Reportable Segment Disclosure. The ASU supplements reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

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

We have certain customers whose net sales individually represented 10% or more of net sales, or whose accounts receivable balances individually represented 10% or more of total accounts receivable. Two customers, individually, accounted for at 25.7% and 10.3%, respectively, of net sales for the year ended December 31, 2023, and one customer accounted for 26.9% of net sales for the year ended December 31, 2022. Two customers, individually, accounted 22.1% and 12.7%, respectively, of accounts receivable as of December 31, 2023 and 21.3% and 13.8% of accounts receivable as of December 31, 2022.

NOTE 3. OTHER INTANGIBLE ASSETS

Finite life intangible assets as of December 31, 2023 and 2022 are as follows:

	Customer Relationships	Patents	Total
Balance as of January 1, 2022	$360	$141	$501
Additions	-	71	71
Amortization	144	6	150
Balance as of December 31, 2022	$216	$206	$422
Additions	-	-	-
Amortization	144	15	159
Balance as of December 31, 2023	$72	$191	$263

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted average remaining amortization period of our intangible assets is 3.2 years. Of the patents value as of December 31, 2023, $80 are being amortized and $111 are in process and a patent has not yet been issued.

Amortization expense of finite life intangible assets was $159 and $150 for the years ended December 31, 2023 and 2022, respectively.

Estimated future annual amortization expense (except projects in process) related to these assets is approximately as follows:

Year	Amount
2024	$87
2025	14
2026	14
2027	14
Thereafter	23
Total	$152

Note 4. FINANCING ARRANGEMENTS

We had a $16,000 asset backed line of credit agreement with Bank of America which, as amended, was to expire on June 15, 2026. Under this credit agreement, line of credit borrowing availability was restricted by a defined asset borrowing base, and interest was based on variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. This line of credit weighted-average interest rate was 8.3% and 5.2% as of December 31, 2023 and 2022, respectively. We had borrowings on our line of credit of $5,815 and $6,853 as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and 2022, we had unused availability under our line of credit of $9,400 and $8,400, respectively, supported by our borrowing base. We were in compliance with all the financial covenants related to this agreement as of and for the year ended December 31, 2023. The line of credit is shown net of debt issuance costs of $31 on the consolidated balance sheet for the year ended December 31, 2023. Subsequent to December 31, 2023, we replaced our asset back line of credit agreement with a $15,000 Senior Secured Revolving Line of Credit with Bank of America. See Note 12.

Our China operation has a financing agreement with China Construction Bank which provides for a line of credit arrangement of 10,000,000 Renminbi (RMB) (approximately 1,400 USD) that expires on August 18, 2024. No amounts were outstanding under this financing arrangement as of December 31, 2023 or 2022. The interest rate as of 12/31/23 was approximately 4%.

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2023, we do not have material lease commitments that have not commenced. We have financing leases for certain property and equipment used in the normal course of business.

The components of lease expense were as follows:

	December 31,	December 31,
Lease Cost	2023	2022
Operating Lease Cost	$2,290	$2,309
Finance Lease Interest Cost	39	63
Finance Lease Amortization Expense	727	730
Total Lease Cost	$3,056	$3,102

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Location	December 31, 2023	December 31, 2022
Assets
Operating Lease Assets	Operating Lease Assets	$6,917	$7,850
Finance Lease Assets	Property, Plant and Equipment	636	1,363
Total Leased Assets		$7,553	$9,213

Liabilities
Current
Current Operating Lease Liabilities	Current Portion of Operating Lease Obligations	$1,033	$1,155
Current Finance Lease Liabilities	Current Portion of Finance Lease Obligations	356	390
Noncurrent
Long-Term Operating Lease Liabilities	Long Term Operating Lease Liabilities, Net	6,763	7,549
Long Term Finance Lease Liabilities	Long Term Finance Lease Obligations, Net	209	565
Total Lease Liabilities		$8,361	$9,659

Supplemental cash flow information related to leases was as follows as of December 31, 2023:

	December 31,	December 31,
	2023	2022
Operating Leases
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	$1,792	$1,721
Operating Lease Assets Obtained in Exchange for Lease Obligations	$261	$44

The operating lease assets obtained in exchange in for lease obligations in the years ended December 31, 2023 and 2022 was largely due to leasing of additional space in our Suzhou, China facility.

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2024	$1,611	$378	$1,989
2025	1,361	108	1,469
2026	1,307	109	1,416
2027	1,256	-	1,256
2028	1,279	-	1,279
Thereafter	4,539	-	4,539
Total Lease Payments	$11,353	$595	$11,948
Less: Interest	(3,557)	(30)	(3,587)
Present Value of Lease Liabilities	$7,796	$565	$8,361

The lease term and discount rate as of December 31, 2023 were as follows:

Weighted-average remaining lease term (years)
Operating leases	8.5%
Finance leases	1.8%
Weighted-average discount rate
Operating leases	7.9%
Finance leases	5.3%

NOTE 6. INCOME TAXES

The income tax expense for the years ended December 31, 2023 and 2022 consists of the following:

	2023	2022
Current
Federal	$388	$855
State	75	55
Foreign	491	557
Deferred
Federal	(2,360)	-
State	(241)	-
Foreign	239	-
Income Tax Expense	$(1,408)	$1,467

The statutory rate reconciliation for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Statutory Rate	$1,148	$572
State Income Tax	79	41
Effect of Foreign Operations	(124)	(82)
Research and Development	(316)	-
Change in State Deferred Rate	-	29
Valuation Allowance	(2,563)	587
Maquiladora Tax	158	153
US Permanent Differences	(44)	(28)
Federal Tax Credits	-	(272)
Global Intangible Low-Taxed Income Effect	7	301
Withholding Tax	318	122
IRS Payable	-	17
Other	(71)	27
	$(1,408)	$1,467

Income and loss from operations before income taxes was derived from the following sources:

	2023	2022
Domestic	$3,307	$990
Foreign	2,159	2,487
	$5,466	$3,477

Deferred tax (liabilities) assets as of December 31, 2023 and 2022, consist of the following:

	2023	2022
Deferred Tax
Inventory	$423	$391
Accrued Bonus	440	462
Stock-Based Compensation and Equity Appreciation Rights	206	159
Other Accruals	415	675
Lease Accounting Lease Liability	1,229	1,351
Capitalized Research Expenses	1,007	318
Tax Credit Carryforwards	94	156
Intangibles	477	515
Other	139	208
Total	4,430	4,235
Valuation Allowance	-	(2,563)
Deferred Tax Assets	4,430	1,672

Lease Accounting Lease Asset	(1,168)	(1,301)
Withholding Tax	(239)	-
Prepaid Expenses	(213)	(143)
Property and Equipment	(276)	(161)
Other	(133)	(67)
Deferred Tax Liabilities	(2,029)	(1,672)
Net Deferred Tax Assets	$2,401	$-

We recorded a valuation allowance of $2,563 against our net deferred tax assets as of December 31, 2022. We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of the available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years, if permitted under tax law, and tax planning strategies. Based on our most recent assessment, for the year ended December 31, 2023, we released $2,563 of the valuation allowance on our domestic deferred income tax assets as it more likely than not we will realize them, based on our ability to demonstrate an estimate of objectively verifiable future income. This estimate of future income, along with our assessments of the other positive and negative evidence considered, supports the release of the valuation allowance. Our consolidated balance sheet as of December 31, 2023 has a deferred tax asset of $2,641 related to our US taxable operations and a $240 deferred tax liability included other long-term liabilities related to our Chinese taxes, for a net deferred tax asset of $2,401.

As of December 31, 2023, for U.S. state purposes, we have a Minnesota R&D credit carry forward of $120, which will begin to expire in 2027.

The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and includes the requirement to capitalize and amortize over years research and experimental expenditures beginning in 2022. Prior to 2022, we expensed these costs as incurred for tax purposes. The capitalization of the research and experimental expenditures resulted in a deferred tax asset of $318, which was fully offset by a valuation allowance, resulting in no significant impact to income tax expense as of December 31, 2022. As of December 31, 2023 the deferred tax asset associated with capitalized research and experimental expenditures was $1,007.

The tax effects from uncertain tax positions can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following tables set forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the years ended December 31, 2023 and 2022:

Balance as of December 31, 2022	$50
Tax Positions - Additions	81
Tax Positions - Reductions	-
Balance as of December 31, 2023	$131

Our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest as of December 31, 2023 and 2022 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our tax returns.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to federal and state and local income tax examinations for years before 2019.

NOTE 7. 401(K) RETIREMENT PLAN

We have a 401(k) profit sharing plan (the “401(k) Plan”), a defined contribution plan, covering substantially all of our U.S. employees. Employees are eligible to participate in the Plan after completing three months of service and attaining the age of 18. Employees are allowed to contribute up to 60% of their wages to the 401(k) Plan. We match 37.5% of the employees’ contributions up to 6% of covered compensation. We made contributions, net of forfeitures, of approximately $465 and $301 during the years ended December 31, 2023 and 2022, respectively.

NOTE 8. INCENTIVE PLANS

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. An additional 50,000,175,000 and 100,000 shares were authorized by the shareholders in March 2020,May 2022 and May 2023, respectively. There were 116,500 options and restricted stock units and 115,000 options and restricted stock units granted during the years ended December 31, 2023 and 2022, respectively.

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

We used the Black-Scholes option-pricing model to calculate the fair value of option-based awards. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding several subjective variables. These variables include, but are not limited to, our expected stock price, volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility and holding period are based on our historical experience. For all grants, the amount of compensation expense recognized has been adjusted for an estimated forfeiture rate, which is based on historical data. Weighted average stock option fair value assumptions and the weighted average grant date fair value of stock options granted were as follows:

	2023	2022
Stock option fair value assumptions:
Risk-free interest rate	3.45 - 4.34%	2.00 - 4.24%
Expected life (years)	6.5	6.5
Dividend yield	0%	0%
Expected volatility	60%	60%
Weighted average grant date fair value of stock options granted	$5.73	$6.67

We granted 94,000 service-based options during the twelve months ended December 31, 2023. There were 73,000 service-based options granted during the year ended December 31, 2022. We granted 21,000 market condition options to our Chief Executive Officer during the year ended December 31, 2022. The market condition options vest if certain stock prices are exceeded between February 27, 2024 and February 27, 2028. The vesting schedule for the market condition options is as follows:

1.	5,000 Shares to vest if the closing price of the Company’s common stock exceeds $20 per share on average over 20 consecutive trading days after February 27, 2024;

2.	5,000 Shares to vest if the closing price of the Company’s common stock exceeds $24 per share on average over 20 consecutive trading days after February 27, 2025;

3.	5,000 Shares to vest if the closing price of the Company’s common stock exceeds $28.80 per share on average over 20 consecutive trading days after February 27, 2026;

4.	3,000 Shares to vest if the closing price of the Company’s common stock exceeds $34.56 per share on average over 20 consecutive trading days after February 27, 2027; and

5.	3,000 Shares to vest if the closing price of the Company’s common stock exceeds $41.47 per share on average over 20 consecutive trading days after February 27, 2028.

Total compensation expense related to stock options was $256 for the year ended December 31, 2023. Total compensation expense related to stock options was $237 for the year ended December 31, 2022. As of December 31, 2023, there was $873 of unrecognized compensation which will vest and expense over the next 3.96 years.

A summary of option activity as of and for the years ended December 31, 2023 and 2022 as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2022	387,500	$4.57
Granted	94,000	11.18
Exercised	(19,800)	3.40
Forfeited	(9,000)	4.19
Outstanding – December 31, 2022	452,700	$5.97	6.87	$2,855
Granted	94,000	9.36
Exercised	(39,044)	4.09
Forfeited	(48,956)	7.77
Outstanding – December 31, 2023	458,700	$6.63	6.53	$1,432
Exercisable on December 31, 2023	245,200	$4.51	4.94	$1,235

Restricted Stock Units

During the years ended December 31, 2023 and 2022, we granted 22,500 and 21,000 restricted stock units (“RSUs”), respectively, under our 2017 Stock Incentive Plan to non-employee directors which vest over two years. Total compensation expense related to the RSUs were $167 and $97 for the years ended December 31, 2023 and 2022, respectively. Total unrecognized compensation expense related to the RSUs was $206, which will vest over the next 1.11 years. The RSUs granted in the years ended December 31, 2023 and 2022 had an average grant price of $9.11 and $12.00 per share, respectively. As of December 31, 2023, we had 27,000 RSUs outstanding with a weighted average remaining contractual term of 9.12 years. During the twelve months ended December 31, 2023 and 2022, 10,500 and 0 RSUs vested, respectively.

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

NOTE 10. EMPLOYEE RETENTION CREDIT AND PAYROLL TAX DEFERRAL

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

We qualified for ERC on qualified wages paid in the first and second quarters of 2021. During the year ended December 31, 2022, the Company received the ERC related to the first quarter of 2021 of $2,559. During the year ended December 31, 2023, the Company received the ERC related to the second quarter of 2021 of $2,650.

The CARES Act allowed for the deferral of the employer portion of social security taxes incurred through the end of calendar 2020. As of December 31, 2022, there was $1,158 of social security tax payments deferred. We remitted this amount due during the year ended December 31, 2023 upon receipt of the remining credits under the ERC that exceeded the deferral amount as allowed under IRS Notices 2020-22 and 2021-2024. As of December 31, 2023, we recorded a receivable due from the IRS for $785 of the above $1,158 payment as it is being refunded to us; we have recorded an offsetting liability due to the IRS under the tax ID of our former professional employer organization (“PEO”).

NOTE 11. RELATED PARTY TRANSACTIONS

David Kunin, our Chairman, is a minority owner of Abilitech Medical, Inc. Abilitech paid the Company $0 and $247 in the years ended December 31, 2023 and 2022, respectively, for delivery of medical products. As of December 31, 2023, we have fully reserved our accounts receivable and inventory, aggregating $226, related to Abilitech. Abilitech has ceased operations and therefore we do not believe that Abilitech will fully pay the Company for outstanding accounts receivable or for inventory and we have recorded a full reserve against the gross amounts. In January 2024, we received a payment of $28 from Abilitech for partial payment of previously fully reserved accounts receivable balances. The Company believes that transactions with Abilitech are on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company will meet its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the Company’s contribution will not exceed $500. Marpe is engaged in raising funds for its operations, which funds are necessary to pay for the Company’s services beyond its contribution. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device operations will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recover the value of services provided to Marpe if not paid when the services are provided. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. During the twelve months ended December 31, 2023 and 2022, we recognized net sales to Marpe Technologies of $163 and $440, respectively. As of December 31, 2023, we have recorded an unbilled receivable of $39 related to expected reimbursement from the BIRD Foundation and have outstanding accounts receivable of $20. In March 2024, we received a payment of $50 from the BIRD Foundation. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

NOTE 12. SUBSEQUENT EVENTS

Credit Facility

On February 29, 2024, the replaced its asset back line of credit agreement with $15,000 Senior Secured Revolving Line of Credit with Bank of America (the “Revolver”). The Revolver allows for borrowings at a defined base rate, or at the one, three or six month Secured Overnight Finance Rate, also known as “SOFR”, plus a defined margin. If the Company prepays SOFR borrowings before their contractual maturity, the Company has agreed to compensate the bank for lost margin, as defined in the Revolver agreement. The Company is required to quarterly pay a 20-basis point fee on the unused portion of the Revolver.

The Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of outstanding borrowings. The Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027.

Lease Renewal

In January 2024, we extended the lease in our China facility that expired on January 20, 2024. The new lease now expires on January 20, 2027.

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework of 2013. Based on our assessment, we concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of the Registrant will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 15, 2024 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The company has adopted a code of conduct applicable to all officers, directors, and employees. A copy of this code of conduct will be provided to any person, without charge, upon request from Nortech c/o Chief Financial Officer 7550 Meridian Circle N # 150, Maple Grove, MN 55369.

Item 11. Executive Compensation

Information regarding executive compensation of the Registrant will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 15, 2024 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 15, 2024 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant's proxy statement relating to its Annual Meeting of Shareholders to be held May 15, 2024 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2023.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)

Equity compensation plans approved by security holders	136,000	$6.63	67,423

Equity compensation plans not approved by security holders	-	-	-

Total	136,000	$6.63	67,423

(1)	Represents common shares issuable upon the exercise of outstanding options granted under the 2017 Incentive Compensation Plan (the 2017 Plan).

(2)	Represents common shares remaining available for issuance under the 2017 Plan of 67,423.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 15, 2024 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 15, 2024 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

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

3.	The following exhibits are incorporated herein by reference:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed July 16, 1996 (File No. 333-00888)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on April 1, 2019)

10.1	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)

10.2	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 22, 2016).

10.3	2017 Stock Incentive Plan approved by shareholders May 3, 2017 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed March 22, 2017).**

10.4

Lease Agreement dated February 21, 2018 by and between Manufacturing Assembly Solutions of Monterrey, Inc., a wholly owned Mexican subsidiary of the Company, and OPERADORA STIVA, S.A. DE C.V. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 27, 2018)

10.5	Employment Agreement with John Lindeen dated September 9, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2019).**

10.6

First Amendment to Lease Agreement dated September 17, 2018 between the Company and AR Meridian Circle Owner, LLC, as successor to LSOP 3 MN 3, LLC (incorporated by reference to Exhibit 10.21 to Form 10-K filed March 19, 2020).

10.7

Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Bemidji facility (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 1, 2020)

10.8

Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Mankato facility (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 1, 2020)

10.9	Employment Agreement with Jay D. Miller dated February 27, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 3, 2022).**

10.10	Credit Agreement dated as of February 29, 2024, by and between Nortech Systems Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K field March 5, 2024).

10.11	Employment Agreement with Andrew D. C. LaFrence dated December 1, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2023).**

21	Subsidiaries of Nortech Systems Incorporated*

23	Consent of Baker Tilly US, LLP*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-20(a) and Rule 15d-20(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-20(a) and Rule 15d-20(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Nortech Systems Incorporated Clawback Policy*

101

Financial statements from the annual report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

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

Nortech Systems Incorporated

Registrant

By:	/s/ Jay D. Miller	March 20, 2024
Jay D. Miller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jay D. Miller	March 20, 2024
Jay D. Miller
President and Chief Executive Officer (principal executive officer) and Director

By:	/s/ Andrew D. C. LaFrence	March 20, 2024
Andrew D.C. LaFrence
Chief Financial Officer (principal financial and accounting officer)

By:	/s/ David B. Kunin	March 20, 2024
David B. Kunin, Chairman and Director

By:	/s/ Stacy A. Kruse	March 20, 2024
Stacy A. Kruse, Director

By:	/s/ Ryan P. McManus	March 20, 2024
Ryan P. McManus, Director

By:	/s/ Steven J. Rosenstone	March 20, 2024
Steven J. Rosenstone, Director

By:	/s/ Amy Fredregill	March 20, 2024
Amy Fredregill, Director

By:	/s/ Dan Sachs	March 20, 2024
Dan Sachs, Director

By:	/s/ Jose A. Peris	March 20, 2024
Jose A. Peris, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed July 16, 1996 (File No. 333-00888)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on April 1, 2019)

10.1	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)

10.2	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 22, 2016).

10.3	2017 Stock Incentive Plan approved by shareholders May 3, 2017 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed March 22, 2017).**

10.4

Lease Agreement dated February 21, 2018 by and between Manufacturing Assembly Solutions of Monterrey, Inc., a wholly owned Mexican subsidiary of the Company, and OPERADORA STIVA, S.A. DE C.V. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 27, 2018)

10.5	Employment Agreement with John Lindeen dated September 9, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2019).**

10.6

First Amendment to Lease Agreement dated September 17, 2018 between the Company and AR Meridian Circle Owner, LLC, as successor to LSOP 3 MN 3, LLC (incorporated by reference to Exhibit 10.21 to Form 10-K filed March 19, 2020).

10.7

Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Bemidji facility (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 1, 2020)

10.8

Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Mankato facility (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 1, 2020)

10.9	Employment Agreement with Jay D. Miller dated February 27, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 3, 2022).**

10.10	Credit Agreement dated as of February 29, 2024, by and between Nortech Systems Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K field March 5, 2024).

10.11	Employment Agreement with Andrew D. C. LaFrence dated December 1, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2023).**

21	Subsidiaries of Nortech Systems Incorporated*

23	Consent of Baker Tilly US, LLP*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-20(a) and Rule 15d-20(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-20(a) and Rule 15d-20(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Nortech Systems Incorporated Clawback Policy*

101

Financial statements from the annual report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed electronically herewith.

**	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.