Form 10-Q
period 2024-03-31
NORTECH SYSTEMS INC
filed 2024-05-14
CIK 722313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares of $.01 par value common stock outstanding as of May 6, 2024 was 2,756,677.

PART

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023

Net sales	$34,215	$34,888
Cost of goods sold	28,767	29,404
Gross profit	5,448	5,484
Operating expenses:
Selling expenses	805	890
General and administrative expenses	3,170	3,265
Research and development expenses	318	276
Total operating expenses	4,293	4,431
Income from operations	1,155	1,053
Other expense
Interest expense	(167)	(110)
Total other expense	(167)	(110)
Income before income taxes	988	943
Income tax expense	223	262
Net income	$765	$681

Income per common share:
Basic	$0.28	$0.25
Weighted average number of common shares outstanding - basic	2,742,511	2,692,033
Diluted	$0.26	$0.23
Weighted average number of common shares outstanding - dilutive	2,908,457	2,903,635

Other comprehensive income
Foreign currency translation (loss) gain	(183)	40
Comprehensive income, net of tax	$582	$721

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2024 AND DECMEBER 31, 2023
(IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31, 2024	DECEMBER 31, 2023(1)
ASSETS
Current assets:
Cash	$4,028	$960
Restricted cash	-	715
Accounts receivable, less allowances of $292 and $358, respectively	16,051	19,279
Inventories, net	22,951	21,660
Contract assets	14,194	14,481
Prepaid assets and other assets	1,892	1,698
Total current assets	59,116	58,793
Property and equipment, net	6,134	6,513
Operating lease assets, net	7,339	6,917
Deferred tax assets	2,640	2,641
Other intangible assets, net	223	263
Total assets	$75,452	$75,127

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations	$296	$356
Current portion of operating lease obligations	1,235	1,033
Accounts payable	15,217	15,924
Accrued payroll and commissions	4,771	4,138
Customer deposits	3,139	4,068
Other accrued liabilities	1,063	1,063
Total current liabilities	25,721	26,582
Long-term liabilities:
Long-term line of credit	6,170	5,815
Long-term finance lease obligations, net of current portion	168	209
Long-term operating lease obligations, net of current portion	6,977	6,763
Other long-term liabilities	410	414
Total long-term liabilities	13,725	13,201
Total liabilities	39,446	39,783
Shareholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	250	250
Common stock - $0.01 par value; 9,000,000 shares authorized; 2,755,178 and 2,740,178 shares issued and outstanding, respectively	27	27
Additional paid-in capital	17,009	16,929
Accumulated other comprehensive loss	(715)	(532)
Retained earnings	19,435	18,670
Total shareholders' equity	36,006	35,344
Total liabilities and shareholders' equity	$75,452	$75,127

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements.

(1) The balance sheet as of December 31, 2023 has been derived from the consolidated audited financial statements at that date.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$765	$681
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	482	505
Compensation on stock-based awards	80	99
Change in inventory reserves	76	32
Change in accounts receivable allowances	(66)	(32)
Other, net	(4)	(15)
Changes in current operating assets and liabilities:
Accounts receivable	3,215	(206)
Inventories	(1,400)	1,075
Contract assets	287	(823)
Prepaid expenses and other current assets	(328)	(600)
Accounts payable	(8)	(1,799)
Accrued payroll and commissions	640	1,244
Customer deposits	(926)	1,315
Other accrued liabilities	15	242
Net cash provided by operating activities	2,828	1,718

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	9	-
Purchases of property and equipment	(744)	(496)
Net cash used in investing activities	(735)	(496)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	32,768	31,133
Payments to line of credit	(32,394)	(32,145)
Principal payments on financing leases	(100)	(96)
Stock option exercises	-	35
Net cash provided by (used in) financing activities	274	(1,073)

Effect of exchange rate changes on cash	(14)	3

Net change in cash and cash equivalents	2,353	152
Cash and cash equivalents - beginning of period	1,675	2,481
Cash and cash equivalents - end of period	$4,028	$2,633

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets:
Cash	$4,028	$1,267
Restricted cash	-	1,366
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$4,028	$2,633

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023

Supplemental disclosure of cash flow information:
Cash paid for interest	$134	$129
Cash paid for income taxes	$141	$112

Supplemental noncash investing and financing activities:
Property and equipment purchases in accounts payable	$16	$78
Operating lease assets acquired under operating lease	$719	$-

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of December 31, 2022	250	$250	2,691	$27	$16,347	$(370)	$11,826	$28,080
Net income	-	-	-	-	-	-	681	681
Foreign currency translation adjustment	-	-	-	-	-	40	-	40
Stock option exercises	-	-	10	-	35	-	-	35
Compensation on stock-based awards	-	-	-	-	99	-	-	99
Cumulative adjustment related to the adoption of ASC 326 (Current expected credit loss)	-	-	-	-	-	-	(30)	(30)
Balance as of March 31, 2023	250	$250	2,701	$27	$16,481	$(330)	$12,477	$28,905

Balance as of December 31, 2023	250	$250	2,740	$27	$16,929	$(532)	$18,670	$35,344
Net income	-	-	-	-	-	-	765	765
Foreign currency translation adjustment	-	-	-	-	-	(183)	-	(183)
Compensation on stock-based awards	-	-	-	-	80	-	-	80
Issuance for stock-based awards	-	-	15	-	-	-	-	-
Balance as of March 31, 2024	250	$250	2,755	$27	$17,009	$(715)	$19,435	$36,006

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements.

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the interim periods have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the Company’s audited consolidated financial statements. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the year ended December 31, 2023, and notes thereto included in our Annual Report on Form 10-K as filed with the SEC.

The condensed consolidated financial statements include the accounts of Nortech Systems Incorporated and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All dollar amounts are stated in thousands of U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Estimates also affect the reported amounts of net sales and expenses during each reporting period. Significant items subject to estimates and assumptions include the valuation allowance for inventories, accounts receivable allowances, realizability of deferred tax assets and long-lived asset recovery. Actual results could differ from those estimates.

Recently Issued New Accounting Standards

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU")  2023-07, Segment Reporting Topic (280): Improvements to Reportable Segment Disclosure. The ASU supplements reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

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

Out‐of‐Period Correction
During the first quarter of 2024, we identified an error that understated our accrued liabilities by approximately $178 as of December 31, 2023. We corrected the error on a prospective basis during the first quarter of 2024 through an out of period adjustment lowering our net income by $178. We assessed the materiality of the error and concluded that the error was not material to the results of operations or financial condition or for the prior annual and interim periods, and the correction is not expected to be material to the full year results for fiscal year 2024.

Inventories

Inventories are as follows:

	March 31,	December 31,
	2024	2023
Raw materials	$22,143	$20,863
Work in process	992	1,033
Finished goods	1,059	934
Reserves	(1,243)	(1,170)
Total inventories	$22,951	$21,660

Other Intangible Assets

Other intangible assets as of March 31, 2024 and December 31, 2023 are as follows:

	Customer Relationships	Patents	Total
Balances as of January 1, 2023	$216	$206	$422
Amortization	144	15	159
Balances as of December 31, 2023	$72	$191	$263
Amortization	36	4	40
Balances as of March 31, 2024	$36	$187	$223

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted average remaining amortization period of our intangible assets is 2.4 years. Of the patents value as of March 31, 2024, $77 are being amortized and $110 are in process and a patent has not yet been issued.

Amortization expense of finite life intangible assets for both the three months ended March 31, 2024 and 2023 was $40.

As of March 31, 2024, estimated future annual amortization expense (except projects in process) related to these assets is as follows:

Year	Amount
2024	$47
2025	14
2026	14
2027	14
2028	14
Thereafter	10
Total	$113

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, accounts receivable, and contract assets. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. The Company’s $4,028 cash balance as of March 31, 2024, included approximately $930 and $7 was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and generally do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances individually represented 10% or more of gross accounts receivable. Two customers accounted for 35% of net sales for the three months ended March 31, 2024. One customer accounted for 29% of net sales for the three months ended March 31, 2023.

As of March 31, 2024, two customers represented approximately 37% of our gross accounts receivable. As of December 31, 2023, two customers represented approximately 35% of our gross accounts receivable.

Contract assets for three customers accounted for 41% of gross contract assets as of March 31, 2024. Contract assets for two customers accounted for 34% of gross contract assets as of December 31, 2023.

Export sales from the U.S. represented approximately 3% and 4% of net sales for the three months ended March 31, 2024 and 2023, respectively.

NOTE 3. REVENUE

Revenue Recognition

Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 74% of net sales for both the three months ended March 31, 2024 and 2023.

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the three months ended March 31, 2024 were as follows:

Balances as of January 1, 2024	$14,481
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	25,214
Amounts invoiced during the period	(25,501)
Balance outstanding as of March 31, 2024	$14,194

We expect substantially all of the remaining performance obligations for the contract assets recorded as of March 31, 2024, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31, 2024
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical	$14,240	$5,245	$797	$20,282
Aerospace and defense	5,545	242	73	5,860
Industrial	5,429	2,347	297	8,073
Total net sales	$25,214	$7,834	$1,167	$34,215

	Three Months Ended March 31, 2023
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical	$15,725	$5,061	$586	$21,372
Aerospace and defense	6,590	2,408	474	9,472
Industrial	3,415	550	79	4,044
Total net sales	$25,730	$8,019	$1,139	$34,888

1Noncash consideration represents material provided by the customer used in the build of the product.

NOTE 4. FINANCING ARRANGEMENTS

We had a credit agreement with Bank of America, which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000 that was to expire on June 15, 2026.

On February 29, 2024, we replaced the asset backed line of credit agreement with a $15,000 Senior Secured Revolving Line of Credit with Bank of America (the “Revolver”). The Revolver allows for borrowings at a defined base rate, or at the one, three or six month Secured Overnight Finance Rate, also known as “SOFR”, plus a defined margin. If the Company prepays SOFR borrowings before their contractual maturity, the Company has agreed to compensate the bank for lost margin, as defined in the Revolver agreement. The Company is required to quarterly pay a 20-basis point fee on the unused portion of the Revolver.

The Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. The Company met the covenants for the period ended March 31, 2024. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of outstanding borrowings. The Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027.

Amounts borrowed on the Revolver are subject to variations in the SOFR index rate. Under the prior credit agreement with Bank of America, the line of credit borrowing availability was restricted by a defined asset borrowing base, and interest was based on variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate.  Our line of credit bears interest at a weighted-average interest rate of 9.4% and 8.3% as of March 31, 2024 and December 31, 2023, respectively. We had borrowings on our line of credit of $6,220 and $5,846 outstanding as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 we had unused availability on the line of credit of $8,780.

The line of credit is shown net of debt issuance costs of $50 and $31 on the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively.

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2024, we do not have material lease commitments that have not commenced.

The components of lease expense were as follows:

	March 31,	March 31,
Lease Cost	2024	2023
Operating lease cost	$596	$567
Finance lease interest cost	7	12
Finance lease amortization expense	131	182
Total lease cost	$734	$761

Supplemental condensed consolidated balance sheet information related to leases was as follows:

	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets
Finance lease assets	Property and equipment, net	$504	$636
Operating lease assets	Operating lease assets, net	7,339	6,917
Total leased assets		$7,843	$7,553

Liabilities
Current
Current finance lease liabilities	Current portion of finance lease obligations	$296	$356
Current operating lease liabilities	Current portion of operating lease obligations	1,235	1,033
Noncurrent
Long-term finance lease liabilities	Long-term finance lease liabilities, net of current portion	168	209
Long-term operating lease liabilities	Long-term operating lease obligations, net of current portion	6,977	6,763
Total lease liabilities		$8,676	$8,361

Supplemental condensed consolidated statement of cash flows information related to leases was as follows:

	March 31,	March 31,
	2024	2023
Operating Leases
Cash paid for amounts included in the measurement of lease liabilities	$459	$493
Property acquired under operating lease	$719	$-

Future payments of lease liabilities as of March 31, 2024 were as follows:

	Operating Leases	Finance Leases	Total
2024	$1,397	$271	$1,668
2025	1,635	106	1,741
2026	1,581	108	1,689
2027	1,286	-	1,286
2028	1,279	-	1,279
Thereafter	4,539	-	4,539
Total lease payments	$11,717	$485	$12,202
Less: imputed interest	(3,505)	(21)	(3,526)
Present value of lease liabilities	$8,212	$464	$8,676

The lease term and discount rate as of March 31, 2024 were as follows:

Weighted-average remaining lease term (years)
Operating leases	7.9
Finance leases	1.7
Weighted-average discount rate
Operating leases	8.1%
Finance leases	5.3%

NOTE 6. STOCK BASED AWARDS

Stock-based compensation expense was reported as follows in the condensed consolidated statements of operations within General and Administration expenses of $80 and $99 for the three months ended March 31, 2024 and 2023, respectively.

Stock Options

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. An additional 50,000, 175,000 and 100,000 shares were authorized in March 2020, May 2022, and May 2023, respectively.

There were no stock options granted during both the three months ended March 31, 2024 and 2023.

Total compensation expense related to stock options was $56 and $68 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $776 of unrecognized compensation related to stock options which will be recognized over a weighted average period of 3.3 years.

Following is the status of option activity for the three months ended and as of March 31, 2024:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	458,700	$6.63	6.53	$1,432
Granted	-	-
Exercised	-	-
Forfeited	(6,200)	11.10
Outstanding – March 31, 2024	452,500	$6.57	6.57	$3,066
Exercisable on March 31, 2024	294,100	$4.71	4.71	$2,530

Restricted Stock Units

During the periods ended March 31, 2024 and 2023, we granted 0 restricted stock units (“RSUs”). Total compensation expense related to the RSUs was $24 and $31 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, total unrecognized compensation expense related to the RSUs was $109, which will vest over a weighted average period of 1.0 years.

Following is the status of restricted stock activity for the three months ended and as of March 31, 2024:

	Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	27,000	1.0	$254
Granted	-
Vested	(15,000)
Forfeited	-
Outstanding – March 31, 2024	12,000	1.0	$160

NOTE 7. NET INCOME PER SHARE DATA

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding using the treasury stock method during the period. The Company’s potentially dilutive common shares are those that result from dilutive common stock options and non-vested stock relating to restricted stock units.

The calculation of diluted income per share excluded 38,405 and 28,637 in weighted average shares for the three months ended March 31, 2024 and 2023, respectively, as their effect was anti-dilutive. Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Basic weighted average shares outstanding	2,742,511	2,692,033
Dilutive effect of outstanding stock options and non-vested restricted stock units	165,946	211,602
Diluted weighted average shares outstanding	2,908,457	2,903,635

NOTE 8. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events.

Our effective tax rate for the three months ended March 31, 2024 was 22.6%. Our effective tax rate for the three months ended March 31, 2023 was 27.8%. The decrease in the effective tax rate is attributable to the application of a valuation allowance during the three-month period ended March 31, 2023 and inclusion of estimated research and development tax credits in the three months ended March 31, 2024, partially offset by increased taxes on foreign entities.

NOTE 9. PAYROLL TAX DEFERRAL

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which allowed for the deferral of the employer portion of social security taxes incurred through the end of calendar 2020. During the year ended December 31, 2023, the Company remitted $1,158 to the Internal Revenue Service (“IRS”) related to the deferral of payroll taxes, of which $785 was recorded as a refund receivable as of December 31, 2023, with a corresponding liability due. These amounts were settled during the three months ended March 31, 2024.

NOTE 10. RELATED PARTY TRANSACTIONS

David Kunin, our Chairman, is a minority owner of Abilitech Medical, Inc. We have accounts receivable related to Abilitech of $85. Payments of $28 were received during the three months ended March 31, 2024. Abilitech has ceased operations and therefore we do not believe that Abilitech will pay the Company for outstanding accounts receivable, and we have recorded a full allowance against the gross amount. The Company believes that transactions with Abilitech were on terms comparable to those that the Company could reasonably expect in an arm's length transaction with an unrelated third party.

David Kunin, our Chairman, is a minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company has an agreement with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company has met its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the Company’s contribution will not exceed $500. Marpe is engaged in raising funds for its operations, which funds are necessary to pay for the Company’s services beyond its contribution. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device operations will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recover the value of services provided to Marpe if not paid when the services are provided. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. During the three months ended March 31, 2024 and 2023, we recognized net sales to Marpe Technologies of $0 and $67, respectively. As of March 31, 2024 and December 31, 2023, we have recorded an unbilled receivable of $21 and $39, respectively, related to expected reimbursement from the BIRD Foundation and have outstanding accounts receivable of $0 and $20, respectively. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

ITEM 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

We are a Minnesota, United States based full-service global EMS contract manufacturer in the Medical, Aerospace & Defense and Industrial markets offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex electromedical and electromechanical products including medical devices, wire and cable assemblies, printed circuit board assemblies, complex higher-level assemblies and other box builds for a wide range of industries. We serve three major markets within the EMS industry: Medical, Aerospace and Defense, and the Industrial market which includes industrial capital equipment, transportation, vision, agriculture, oil and gas. As of March 31, 2024, we have facilities in Minnesota: Bemidji, Blue Earth, Mankato, Milaca and Maple Grove. We also have facilities in Monterrey, Mexico and Suzhou, China.

Results of Operations

Net Sales. Net sales for the three months ended March 31, 2024 and 2023 were $34,215 thousand and $34,888 thousand, respectively, a decrease of $673 thousand or 2%. The following is a summary of net sales by our major industry markets:

	Three Months Ended March 31,
(in thousands)	2024	2023	Increase (Decrease)
Medical	$20,282	$21,372	$(1,090)	(5.1)%
Industrial	8,073	9,472	(1,399)	(14.8)%
Aerospace and defense	5,860	4,044	1,816	44.9%
Total net sales	$34.215	$34,888	$(673)	(1.9)%

●

Medical: Net sales to our medical customers were $20,282 thousand in the first quarter of 2024, a 5.1% decrease from $21,372 thousand in the prior-year quarter. The decrease in net sales relates to demand fluctuations as customers work through inventory.

●

Industrial: Net sales to our industrial customers were $8,073 thousand in the first quarter of 2024, a 14.8% decrease from $9,472 thousand in the prior-year quarter. The decrease in net sales relates to demand fluctuations as customers work through inventory.

●

Defense: Net sales to our aerospace and defense customers were $5,860 thousand in the first quarter of 2024, a 44.9% increase from $4,044 thousand in the prior-year quarter. The increase in net sales relates to increasing demand in the aerospace and defense market and improved access to component parts which allowed increased manufacturing production.

Backlog. Our 90-day shipment backlog as of March 31, 2024 was $35,213 thousand, level with the beginning of the quarter and a 4.1% increase from March 31, 2023. Our 90-day backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be shipped within 180 days.

Our total order backlog as of March 31, 2024 was $86,001 thousand, a 6.2% decrease from $91,684 thousand at the beginning of the quarter and a 13.0% decrease from March 31, 2023. As the supply chain continues to normalize, lead times are reducing and customers are returning to their pre-pandemic ordering practices, which has resulted in a decrease in our backlog. Our 90-day order backlog by market has remained flat when compared to the prior quarter and increased relative to the same period of the prior year. More recently we are also noting, similar to many other contract manufactures, reduced visibility to revenues in the next several quarters as compared with order patterns in the prior-year quarters as customers are balancing their inventories and therefore, deferring the placement of some orders.

90-day shipment and total backlog by our major industry markets are as follows (in thousands):

(in thousands)	March 31, 2024		December 31, 2023		March 31, 2023

	90 Day	Total	90 Day	Total	90 Day	Total
Medical	$16,995	$40,201	$18,107	$47,593	$20,587	$49,817
Industrial	8,200	15,184	8,644	13,857	7,776	20,530
Aerospace and defense	10,018	30,616	8,416	30,234	5,355	28,458
Total backlog	$35,213	$86,001	$35,167	$91,684	$33,718	$98,805

The 90-day and total backlog as of March 31, 2024 contain the contract asset value of $14,194 thousand which has been recognized as net sales.

Operating Costs and Expenses.

Net sales, cost of goods sold, gross margin, and operating costs were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Increase/(Decrease)
Net sales	$34,215	$34,888	$(673)		(2.0)%
Cost of goods sold	28,767	29,404	(637)		(2.0)%
Gross profit	5,448	5,484	(36)		(2.0)%
Gross margin percentage (1)	15.9%	15.7%	20	bpc(2)
Selling expenses	805	890	(85)		(11.1)%
% of Net sales	2.3%	2.6%
General and administrative expenses	3,170	3,265	(96)		3.0%
% of Net sales	9.3%	9.5%
Research &development expense	318	276	42		0.0%
% Net sales	0.9%	0.8%
Operating income	1,155	1,053	102		9.1%
% Net sales	3.4%	3.0%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.

Gross profit and gross margins. Gross profit as a percent of net sales was 15.9% for the three months ended March 31, 2024. Gross profit as a percent of net sales was 15.7% for the three months ended March 31, 2023. The 20-basis point increase in gross profit as a percentage of net sales for the three months ended March 31, 2024 compared to the same period of the prior year relates primarily to favorable product mix and was net of a $178 thousand, or 16 basis points, catch-up accrual for Mexican statutory benefits.

Selling expenses. Selling expenses for the three months ended March 31, 2024 were $805 thousand or 2.3% of net sales. Selling expenses for the three months ended March 31, 2023 were $890 thousand or 2.6% of net sales. This decrease was driven by the lower revenue in the comparison periods.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2024 were $3,170 thousand or 9.3% of net sales. General and administrative expenses for the three months ended March 31, 2023 were $3,265 thousand or 9.5% of net sales.

Research and development expense. Research and development expenses were $318 and $276, or 0.9% and 0.8% of net sales, in the three months ended March 31, 2024 and 2023, respectively.

Operating income. Operating income for the three months ended March 31, 2024 was $1,155 thousand or 3.4% of net sales. Operating income for the three months ended March 31, 2023 was $1,053 thousand or 3.0% of net sales.

Other expense

Interest expense. Interest expense was $167 thousand for the three months ended March 31, 2024 and $110 thousand for the three months ended March 31, 2023. This increase was driven by higher interest rates. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements.

Income taxes. We reported income tax expense of $223 thousand and $262 thousand for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate was 22.6% and 27.8% for the three months ended March 31, 2024 and 2023, respectively. The decrease in the effective tax rate is attributable to the application of a valuation allowance during the three-month period ended March 31, 2023 and inclusion of estimated research and development tax credits in the three months ended March 31, 2024, partially offset by increased taxes on foreign entities.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$2,828	$1,718
Investing activities	(735)	(496)
Financing activities	274	(1,073)
Effect of exchange rates on changes in cash and cash equivalents	(14)	3
Net change in cash and cash equivalents	$2,353	$152

Operating Activities. Cash provided by operating activities was $2,828 thousand in the first three months of 2024, compared with cash provided of $1,718 thousand in the same prior-year period. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

●

Cash provided by accounts receivable and contract assets was $3,502 thousand in the current-year quarter as compared with cash usage of $1,029 thousand in the same prior-year quarter. The improved cash flow in the current year was due to an expected increase in cash collections due to higher sales and the timing of customer payments in the fourth quarter of 2023 as compared with the fourth quarter of 2022.

●

Cash used in inventory was $1,400 thousand in the current-year quarter as compared with cash provided of $1,075 thousand in the prior-year quarter. The increase in the current-year period cash usage was the result of procurement requirements related to a higher 90-day shipment backlog versus the prior-year quarterly period and normal timing variances of inventory purchases.

●	Cash provided by changes in accounts payable and accruals was $632 thousand in the current-year period as compared with cash usage of $555 thousand, primarily related to the timing of cash payments.
●

Cash used in customer deposits was $926 thousand in the current-year quarter as compared with cash provided of $1,315 thousand in the prior-year period. This was driven by decreased lead times in the supply chain.

Investing Activities. Cash used in investing activities was $735 thousand in the first three months of 2024, compared with cash used of $496 thousand in the same prior-year period, both primarily for capital expenditures.

Financing Activities. Cash provided by financing activities was $274 thousand in the first three months of 2024, compared with cash used of $1,073 thousand in the same prior-year period. The improvement in cash provided by operating activities resulted from the timing of line of credit repayments.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations and cash on hand will be sufficient to satisfy our working capital needs for the next twelve months, capital expenditures and debt repayments.

Credit Facility. We had a credit agreement with Bank of America, which was entered into on June 15, 2017 and provided for a line of credit arrangement of $16 million that was to expire on June 15, 2026.

On February 29, 2024, we replaced the asset backed line of credit agreement with a $15 million Senior Secured Revolving Line of Credit with Bank of America (the “Revolver”). The Revolver allows for borrowings at a defined base rate, or at the one, three or six month Secured Overnight Finance Rate, also known as “SOFR”, plus a defined margin. If the Company prepays SOFR borrowings before their contractual maturity, the Company has agreed to compensate the bank for lost margin, as defined in the Revolver agreement. The Company is required to quarterly pay a 20-basis point fee on the unused portion of the Revolver.

The Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. The Company met the covenants for the period ended March 31, 2024. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of outstanding borrowings. The Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027.

Amounts borrowed on the Revolver are subject to variations in the SOFR index rate. Under the prior credit agreement with Bank of America, the line of credit borrowing availability was restricted by a defined asset borrowing base, and interest was based on variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate.  Our line of credit bears interest at a weighted-average interest rate of 9.4% and 8.3% as of March 31, 2024 and December 31, 2023, respectively. We had borrowings on our line of credit of $6.2 million and $5.8 million outstanding as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 we had unused availability on the line of credit of $8.8 million.

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

Please refer to forward-looking statements and risks as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

ITEM 1A. RISK FACTORS

We are affected by the risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended under the heading “Part I – Item 1A.Risk Factors.” There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

101*

Financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

Signatures

-------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: May 14, 2024	by /s/ Jay D. Miller

Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: May 14, 2024	by /s/ Andrew D. C. LaFrence

Andrew D. C. LaFrence
Chief Financial Officer and Senior Vice President of Finance
Nortech Systems Incorporated