Form 10-Q
period 2024-06-30
NORTECH SYSTEMS INC
filed 2024-08-08
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of $.01 par value common stock outstanding as of August 1, 2024 was 2,762,177.

PART I

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023

Net sales	$33,891	$35,021	$68,106	$69,909
Cost of goods sold	29,274	29,547	58,041	58,951
Gross profit	4,617	5,474	10,065	10,958
Operating expenses:
Selling	909	953	1,714	1,843
General and administrative	2,982	3,105	6,152	6,370
Research and development	291	317	609	593
Restructuring charges	91	-	91	-
Total operating expenses	4,273	4,375	8,566	8,806
Income from operations	344	1,099	1,499	2,152
Other expense:
Interest expense	(165)	(125)	(332)	(235)
Income before income taxes	179	974	1,167	1,917
Income tax expense	22	340	245	602
Net income	$157	$634	$922	$1,315

Net income per common share:
Basic (in dollars per share)	$0.06	$0.23	$0.34	$0.49
Weighted average number of common shares outstanding - basic (in shares)	2,760,052	2,718,066	2,751,330	2,705,121
Diluted (in dollars per share)	$0.05	$0.22	$0.32	$0.46
Weighted average number of common shares outstanding - diluted (in shares)	2,935,671	2,870,848	2,922,113	2,887,313

Other comprehensive income (loss)
Foreign currency translation	(175)	(281)	(358)	(241)
Comprehensive income (loss), net of tax	$(18)	$353	$564	$1,074

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECMEBER 31, 2023

(IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30, 2024	DECEMBER 31, 2023(1)
ASSETS
Current assets:
Cash	$1,542	$960
Restricted cash	-	715
Accounts receivable, less allowances of $270 and $358, respectively	17,577	19,279
Inventories, net	22,793	21,660
Contract assets	14,957	14,481
Prepaid assets and other assets	2,291	1,698
Total current assets	59,160	58,793
Property and equipment, net	6,001	6,513
Operating lease assets, net	8,274	6,917
Deferred tax assets	2,641	2,641
Other intangible assets, net	183	263
Total assets	$76,259	$75,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of finance lease obligations	$214	$356
Current portion of operating lease obligations	1,169	1,033
Accounts payable	12,728	15,924
Accrued payroll and commissions	2,612	4,138
Customer deposits	5,453	4,068
Other accrued liabilities	1,120	1,063
Total current liabilities	23,296	26,582
Long-term liabilities:
Long-term line of credit, net of issuance costs	8,314	5,815
Long-term finance lease obligations, net of current portion	146	209
Long-term operating lease obligations, net of current portion	7,949	6,763
Other long-term liabilities	409	414
Total long-term liabilities	16,818	13,201
Total liabilities	40,114	39,783
Shareholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	250	250
Common stock - $0.01 par value; 9,000,000 shares authorized; 2,762,177 and 2,740,178 shares issued and outstanding, respectively	28	27
Additional paid-in capital	17,165	16,929
Accumulated other comprehensive loss	(890)	(532)
Retained earnings	19,592	18,670
Total shareholders’ equity	36,145	35,344
Total liabilities and shareholders’ equity	$76,259	$75,127

(1)	The balance sheet as of December 31, 2023 has been derived from the consolidated audited financial statements at that date.

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$922	$1,315
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	966	1,027
Compensation on stock-based awards	206	192
Change in inventory reserves	113	(53)
Change in accounts receivable allowances	(88)	(31)
Other, net	(59)	(116)
Changes in current operating assets and liabilities:
Accounts receivable	1,690	(1,580)
Employee Retention Credit Receivable	-	2,650
Inventories	(1,288)	1,350
Contract assets	(476)	(1,620)
Prepaid expenses and other current assets	(531)	(1,042)
Accounts payable	(2,546)	586
Accrued payroll and commissions	(1,516)	(1,788)
Customer deposits	1,385	(195)
Other accrued liabilities	(236)	(414)
Net cash (used in) provided by operating activities	(1,458)	281

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	9	-
Purchases of property and equipment	(1,020)	(956)
Net cash used in investing activities	(1,011)	(956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	68,323	65,886
Payments to line of credit	(65,809)	(65,726)
Principal payments on financing leases	(202)	(189)
Proceeds from stock option exercises	31	173
Net cash provided by financing activities	2,343	144

Effect of exchange rate changes on cash	(7)	(35)

Net change in cash and cash equivalents	(133)	(566)
Cash and cash equivalents - beginning of period	1,675	2,481
Cash and cash equivalents - end of period	$1,542	$1,915

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets:
Cash	$1,542	$781
Restricted cash	-	1,134
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$1,542	$1,915

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2024	2023

Supplemental disclosure of cash flow information:
Cash paid for interest	$307	$248
Cash paid for income taxes	$279	$1,036

Supplemental noncash investing and financing activities:
Property and equipment purchases in accounts payable	$75	$49
Operating lease assets acquired under operating leases	$1,923	$-

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of March 31, 2023	250	$250	2,701	$27	$16,481	$(330)	$12,477	$28,905
Net income	-	-	-	-	-	-	634	634
Foreign currency translation adjustment	-	-	-	-	-	(281)	-	(281)
Stock option exercises	-	-	36	-	138	-	-	138
Compensation on stock-based awards	-	-	-	-	93	-	-	93
Balance as of June 30, 2023	250	$250	2,737	$27	$16,712	$(611)	$13,111	$29,489

Balance as of March 31, 2024	250	$250	2,755	$27	$17,009	$(715)	$19,435	$36,006
Net income	-	-	-	-	-	-	157	157
Foreign currency translation adjustment	-	-	-	-	-	(175)	-	(175)
Issuance for stock-based awards	-	-	7	-	126	-	-	126
Compensation on stock-based awards	-	-	-	1	30	-	-	31
Balance as of June 30, 2024	250	$250	2,762	$28	$17,165	$(890)	$19,592	$36,145

Balance as of December 31, 2022	250	$250	2,691	$27	$16,347	$(370)	$11,826	$28,080
Net income	-	-	-	-	-	-	1,315	1,315
Foreign currency translation adjustment	-	-	-	-	-	(241)	-	(241)
Compensation on stock-based awards	-	-	-	-	192	-	-	192
Issuance for stock-based awards	-	-	46	-	173	-	-	173
Cumulative adjustment related to adoption of ASC 326 (current expected credit loss)	-	-	-	-	-	-	(30)	(30)
Balance as of June 30, 2023	250	$250	2,737	$27	$16,712	$(611)	$13,111	$29,489

Balance as of December 31, 2023	250	$250	2,740	$27	$16,929	$(532)	$18,670	$35,344
Net income	-	-	-	-	-	-	922	922
Foreign currency translation adjustment	-	-	-	-	-	(358)	-	(358)
Compensation on stock-based awards	-	-	-	-	206	-	-	206
Issuance for stock-based awards	-	-	22	1	30	-	-	31
Balance as of June 30, 2024	250	$250	2,762	$28	$17,165	$(890)	$19,592	$36,145

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

Recently Issued New Accounting Standards

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting Topic (280): Improvements to Reportable Segment Disclosure. The ASU supplements reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

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

Out-of-Period Correction

During the first quarter of 2024, we identified an error that understated our accrued liabilities by approximately $178 as of December 31, 2023. We corrected the error on a prospective basis during the first quarter of 2024 through an out of period adjustment lowering our net income by $178 in both the three and six months ended June 30, 2024. We assessed the materiality of the error and concluded that the error was not material to the results of operations or financial condition or for the prior annual and interim periods, and the correction is not expected to be material to the full year results for fiscal year 2024.

Inventories

Inventories are as follows:

	June 30,	December 31,
	2024	2023
Raw materials	$22,463	$20,863
Work in process	645	1,033
Finished goods	965	934
Reserves	(1,280)	(1,170)
Inventories, net	$22,793	$21,660

Other Intangible Assets

Other intangible assets as of June 30, 2024 and December 31, 2023 are as follows:

	Customer Relationships	Patents	Total
Balances as of January 1, 2023	$216	$206	$422
Amortization	144	15	159
Balances as of December 31, 2023	$72	$191	$263
Amortization	72	8	80
Balances as of June 30, 2024	$-	$183	$183

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted average remaining amortization period of our intangible assets is 5.5 years. Of the patents value as of June 30, 2024, $98 are being amortized and $85 are in process and a patent has not yet been issued.

Amortization expense of finite life intangible assets for both the three months ended June 30, 2024 and 2023 was $40. Amortization expense of finite life intangible assets for both the six months ended June 30, 2024 and 2023 was $80.

As of June 30, 2024, estimated future annual amortization expense (except projects in process) related to these assets is as follows:

Year	Amount
2024	$9
2025	18
2026	18
2027	18
2028	18
Thereafter	17
Total	$98

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, accounts receivable, and contract assets. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. The Company’s $1,542 cash balance as of June 30, 2024 included approximately $1,141 and $32 that was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and generally do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances individually represented 10% or more of gross accounts receivable. One customer accounted for 26% and 25% of net sales for the three and six months ended June 30, 2024, respectively. Two customers accounted for 39% of net sales for both the three and six months ended June 30, 2023.

As of June 30, 2024, three customers represented approximately 39% of our gross accounts receivable. As of December 31, 2023, two customers represented approximately 35% of our gross accounts receivable.

Contract assets for three customers accounted for 43% of gross contract assets as of June 30, 2024. Contract assets for two customers accounted for 34% of gross contract assets as of December 31, 2023.

Export sales from the U.S. represented approximately 3% and 2% of net sales for the three and six months ended June 30, 2024, respectively. Export sales represented approximately 3% of net sales for both three and six month ended June 30, 2023.

NOTE 3. REVENUE

Revenue Recognition

Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 74% of net sales for both the three and six months ended June 30, 2024 and approximately 73% and 74% of net sales for the three and six months ended June 30, 2023, respectively.

The following tables summarize our net sales by market for the three months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30, 2024
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical	$12,725	$4,435	$711	$17,871
Aerospace and defense	6,097	494	44	6,635
Industrial	6,163	2,667	555	9,385
Total net sales	$24,985	$7,596	$1,310	$33,891

	Three Months Ended June 30, 2023
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical	$14,570	$5,318	$719	$20,607
Aerospace and defense	4,499	674	182	5,355
Industrial	6,593	2,125	341	9,059
Total net sales	$25,662	$8,117	$1,242	$35,021

[1]	Noncash consideration represents material provided by the customer used in the build of the product.

The following tables summarize our net sales by market for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30, 2024
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical	$25,789	$9,679	$1,508	$36,976
Aerospace and defense	11,301	736	116	12,153
Industrial	13,110	5,014	853	18,977
Total net sales	$50,200	$15,429	$2,477	$68,106

	Six Months Ended June 30, 2023
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical	$30,295	$10,379	$1,305	$41,979
Aerospace and defense	7,914	1,224	261	9,399
Industrial	13,183	4,533	815	18,531
Total net sales	$51,392	$16,136	$2,381	$69,909

[1]	Noncash consideration represents material provided by the customer used in the build of the product.

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the six months ended June 30, 2024 were as follows:

Balances as of January 1, 2024	$14,481
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	27,904
Allowance for current expected credit losses	(14)
Amounts invoiced during the period	(27,414)
Balance outstanding as of June 30, 2024	$14,957

We expect substantially all of the remaining performance obligations for the contract assets recorded as of June 30, 2024 to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

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

The Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. The Company met the covenants for the period ended June 30, 2024. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of outstanding borrowings. The Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027. We were in compliance with all the financial covenants related to this agreement as of and for the period ended June 30, 2024, except for the covenant related to operating expense contributions to our Mexican operations in excess of the amounts allowed under the Revolver. We have received a waiver of this event of default from the bank.

Under the amended Bank of America credit agreement signed February 29, 2024, the line of credit is subject to variations in the SOFR index rate. Under the prior credit agreement with Bank of America, the line of credit borrowing availability was restricted by a defined asset borrowing base, and interest was based on variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 8.0% and 8.3% as of June 30, 2024 and December 31, 2023, respectively. We had borrowings on our line of credit of $8,360 and $5,846 outstanding as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 we had unused availability on the line of credit of $6,440.

The line of credit is shown net of debt issuance costs of $46 and $31 on the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2024, we do not have material lease commitments that have not commenced. We extended our operating leases for part of our manufacturing facility in China and our corporate office in Maple Grove, MN during the first six months of 2024 which extended the lease through August of 2033 with monthly lease payments of $14 to $18.

The components of lease expense were as follows:

	Three Months Ended June 30,
Lease Cost	2024	2023
Operating lease cost	$581	$592
Finance lease interest cost	6	11
Finance lease amortization expense	129	182
Total lease cost	$716	$785

	Six Months Ended June 30,
Lease Cost	2024	2023
Operating lease cost	$1,177	$1,159
Finance lease interest cost	12	23
Finance lease amortization expense	129	364
Total lease cost	$1,318	$1,546

Supplemental condensed consolidated balance sheet information related to leases was as follows:

	Balance Sheet Location	June 30, 2024	December 31, 2023
Assets
Finance lease assets	Property and equipment, net	$373	$636
Operating lease assets	Operating lease assets, net	8,274	6,917
Total leased assets		$8,647	$7,553

Liabilities
Current
Current finance lease liabilities	Current portion of finance lease obligations	$214	$356
Current operating lease liabilities	Current portion of operating lease obligations	1,169	1,033
Noncurrent
Long-term finance lease liabilities	Long-term finance lease liabilities, net of current portion	146	209
Long-term operating lease liabilities	Long-term operating lease obligations, net of current portion	7,949	6,763
Total lease liabilities		$9,478	$8,361

Supplemental condensed consolidated statement of cash flows information for the six months ended June 30, 2024 related to leases was as follows:

	June 30,	June 30,
	2024	2023
Operating Leases
Cash paid for amounts included in the measurement of lease liabilities	$933	$934
Property acquired under operating lease	$1,923	$-

Future payments of lease liabilities as of June 30, 2024 were as follows:

	Operating Leases	Finance Leases	Total
2024	$928	$163	$1,091
2025	1,792	106	1,898
2026	1,758	105	1,863
2027	1,470	-	1,470
2028	1,469	-	1,469
Thereafter	5,510	-	5,510
Total lease payments	$12,927	$374	$13,301
Less: imputed interest	(3,809)	(14)	(3,519)
Present value of lease liabilities	$9,118	$360	$9,478

The lease term and discount rate as of June 30, 2024 were as follows:

Weighted-average remaining lease term (years)
Operating leases	8.1
Finance leases	1.7
Weighted-average discount rate
Operating leases	8.0%
Finance leases	5.3%

NOTE 6. STOCK BASED AWARDS

Stock-based compensation expense was reported as follows in the condensed consolidated statements of income within general and administrative expenses of $126 and $93 for the three months ended June 30, 2024 and 2023, respectively and $206 and $192 for the six months ended June 30, 2024 and 2023, respectively.

Stock Options

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. An additional 50,000, 175,000 100,000 and 100,000 shares were authorized in March 2020, May 2022, May 2023 and May 2024, respectively.

We granted 22,000 service-based stock options during the three and six months ended June 30, 2024. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2024 was $8.22. We granted 29,000 service-based stock options during the three and six months ended June 30, 2023. Weighted average stock option fair value assumptions and the weighted average grant date fair value of stock options granted were as follows:

	2024	2023
Stock option fair value assumptions:
Risk-free interest rate	4.40%	3.45%
Expected life (years)	6.0	6.5
Dividend yield	0%	0%
Expected volatility	58%	60%
Weighted average grant date fair value of stock options granted	$6.47	$5.67

Total compensation expense related to stock options was $65 and $121 for the three and six months ended June 30, 2024, respectively. Total compensation expense related to stock options was $55 and $123 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there was $844 of unrecognized compensation related to stock options which will be recognized over a weighted average period of 3.8 years.

Following is the status of option activity for the six months ended and as of June 30, 2024:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	458,700	$6.63	6.53	$1,432
Granted	22,000	11.06
Exercised	(5,500)	5.42
Forfeited	(9,600)	10.26
Outstanding – June 30, 2024	465,600	$6.78	6.20	$3,150
Exercisable on June 30, 2024	279,300	$4.67	4.60	$2,479

Restricted Stock Units

During the three and six month periods ended June 30, 2024 and 2023, we granted 15,141 and 18,000 restricted stock units (“RSUs”), respectively, at an average grant price per share of $11.06 and $9.37, respectively, under our 2017 Stock Incentive Plan to non-employee directors which vest over two years. Total compensation expense related to the RSUs was $61 and $85 for the three and six months ended June 30, 2024 and 2023, respectively. Total compensation expense related to the RSUs was $38 and $69 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, total unrecognized compensation expense related to the RSUs was $220, which will vest over a weighted average period of 0.9 years.

Following is the status of restricted stock activity for the six months ended and as of June 30, 2024:

	Shares	Weighted- Average Remaining Vesting Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	27,000	1.0	$254
Granted	15,141
Vested	(16,500)
Forfeited	(1,500)
Outstanding – June 30, 2024	24,141	0.9	$330

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

The calculation of diluted income per shared excluded 31,611 and 45,453 in weighted average shares for the three and six months ended June 30, 2024, respectively, and 60,728 and 47,182 in weighted average shares for the three and six months ended June 30, 2023, respectively, as their effect was anti-dilutive. Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted average shares outstanding	2,760,052	2,718,066	2,751,330	2,705,121
Dilutive effect of outstanding stock options and non-vested restricted stock units	175,619	152,782	170,783	182,192
Diluted weighted average shares outstanding	2,935,671	2,870,848	2,922,113	2,887,313

NOTE 8. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events.

Our effective tax rate for the three and six months ended June 30, 2024 was 12% and 21%, respectively. Our effective tax rate for the three and six months ended June 30, 2023 was 35% and 31%. The decrease in the effective tax rate is attributable to the application of a valuation allowance during the three and six month periods ended June 30, 2023 and inclusion of estimated research and development tax credits in the three and six months ended June 30, 2024, partially offset by increased taxes on foreign entities.

NOTE 9. RESTRUCTURING CHARGES

During the first six months of 2024, we accrued restructuring charges of $91 related to the closure and consolidation of our Blue Earth, Minnesota production facility, which is planned to be completed in the fourth quarter of 2024. There were no restructuring charges or amounts accrued in the six months ended June 30, 2023.

NOTE 10. PAYROLL TAX DEFERRAL

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which allowed for the deferral of the employer portion of social security taxes incurred through the end of calendar 2020. During the year ended December 31, 2023, the Company remitted $1,158 to the Internal Revenue Service (“IRS”) related to the deferral of payroll taxes, of which $785 was recorded as a refund receivable as of December 31, 2023, with a corresponding liability due. These amounts were settled during the first quarter of 2024.

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

David Kunin, our Chairman, is a minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company has an agreement with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company has met its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the Company’s contribution will not exceed $500. Marpe is engaged in raising funds for its operations, which funds are necessary to pay for the Company’s services beyond its contribution. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device operations will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recover the value of services provided to Marpe if not paid when the services are provided. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. During the three and six months ended June 30, 2024 and 2023, we recognized net sales to Marpe Technologies of $0 and $67, respectively. As of June 30, 2024 and December 31, 2023, we have recorded an unbilled receivable of $21 and $39, respectively, related to expected reimbursement from the BIRD Foundation and have outstanding accounts receivable of $0 and $20, respectively. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

ITEM 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

We are a Minnesota, United States based full-service global EMS contract manufacturer in the Medical, Aerospace & Defense and Industrial markets offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex electromedical and electromechanical products including medical devices, wire and cable assemblies, printed circuit board assemblies, complex higher-level assemblies and other box builds for a wide range of industries. We serve three major markets within the EMS industry: Medical, Aerospace and Defense, and the Industrial market which includes industrial capital equipment, transportation, vision, agriculture, oil and gas. As of June 30, 2024, we have facilities in Minnesota: Bemidji, Blue Earth, Mankato, Milaca and Maple Grove (corporate office). We also have facilities in Monterrey, Mexico and Suzhou, China. In May, 2024, we announced the closure of our Blue Earth facility by the end of 2024 and moving its operations to our Bemidji facility.

All dollar amounts are stated in thousands of U.S. dollars.

Results of Operations

Net Sales. Net sales for the three months ended June 30, 2024 and 2023 were $33,891 and $35,021, respectively, a decrease of $1,130 or 3.2%. Net sales for the six months ended June 30, 2024 and 2023 were $68,106 and $69,909, respectively, a decrease of $1,803 or 2.6%. The following is a summary of net sales by our major industry markets:

	Three Months Ended June 30,
	2024	2023	Increase (Decrease)
Medical	$17,871	$20,607	$(2,736)	(13.3)%
Industrial	9,385	9,059	326	3.6%
Aerospace and defense	6,635	5,355	1,280	23.9%
Total net sales	$33,891	$35,021	$(1,130)	(3.2)%

	Six Months Ended June 30,
	2024	2023	Increase (Decrease)
Medical	$36,976	$41,979	$(5,003)	(11.9)%
Industrial	18,977	18,531	446	2.4%
Aerospace and defense	12,153	9,399	2,754	29.3%
Total net sales	$68,106	$69,909	$(1,803)	(2.6)%

●	Medical: Net sales to our medical customers decreased $2,736, or 13.3%, in the three months ended June 30, 2024 as compared with the same period in 2023, and $5,002, or 11.9%, in the six months ended June 30, 2024 as compared with the same period in 2023. The decrease was primarily due to inventory re-balancing with existing customers, timing of customer product launches and lower average sales prices in anticipation of moving several programs for one customer to our Monterrey, Mexico facility.

●	Industrial: Net sales to our industrial customers increased $326, or 3.6%, in the three months ended June 30, 2024 as compared with the same period in 2023, and $446, or 2.4%, in the six months ended June 30, 2024 as compared with the same period in 2023. The increase in net sales was primarily due to stronger demand with existing customers.

●	Defense: Net sales to our aerospace and defense customers were up $1,280, or 23.9%, in the three months ended June 30, 2024 as compared with the same period in 2023, and $2,754, or 29.3% in the six months ended June 30, 2024 as compared with the same period in 2023. The increase in net sales relates to increasing demand in the aerospace and defense market, and improved supply chain availability of component materials.

Backlog. Our 90-day shipment backlog as of June 30, 2024 was $30,095, down 14.5% from March 31, 2024, and 12.2% from the prior-year comparable quarter end. Our 90-day backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be shipped within 180 days.

Our total order backlog as of June 30, 2024 was $73,296, a 14.8% decrease from the prior quarter end and a 27.4% decrease from the prior-year comparable quarter end. As the supply chain lead times have normalized, customers are returning to their pre-pandemic ordering practices, which has resulted in a decrease in our backlog. More recently we are also noting reduced visibility to revenues in the next several quarters as customers are rebalancing their inventories and, therefore, deferring the placement of some orders.

90-day shipment and total backlog by our major industry markets are as follows:

	June 30, 2024		March 31, 2024		June 30, 2023
	90 Day	Total	90 Day	Total	90 Day	Total
Medical	$15,906	$34,450	$16,995	$40,201	$18,283	$51,925
Industrial	6,398	11,423	8,200	15,184	9,702	21,037
Aerospace and defense	7,791	27,423	10,018	30,616	6,283	28,056
Total backlog	$30,095	$73,296	$35,213	$86,001	$34,268	$101,018

The 90-day and total backlog as of June 30, 2024 includes orders already recognized in net sales and included in the contract asset value of $14,957.

Operating Costs and Expenses.

Net sales, cost of goods sold, gross profit, and operating costs were as follows:

	Three Months Ended June 30,
	2024	2023	Increase/(Decrease)
Net sales	$33,891	$35,021	$(1,130)		(3.2)%
Cost of goods sold	29,274	29,547	(273)		(0.9)%
Gross profit	4,617	5,474	(857)		(15.7)%
Gross margin percentage (1)	13.6%	15.6%	(200	) bpc(2)
Selling	909	953	(44)		(4.7)%
% of Net sales	2.7%	2.7%
General and administrative	2,982	3,105	(123)		(4.0)%
% of Net sales	8.8%	8.9%
Restructuring charges	91	-	91		-%
% of Net sales	0.2%	-%
Research and development	291	317	(26)		(8.2)%
% of Net sales	0.9%	0.9%
Operating income	344	1,099	(755)		(68.7)%
% of Net sales	1.0%	3.1%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.

	Six Months Ended June 30,
	2024	2023	Increase/(Decrease)
Net sales	$68,106	$69,909	$(1,803)		(2.6)%
Cost of goods sold	58,041	58,951	(910)		(1.5)%
Gross profit	10,065	10,958	(893)		(8.1)%
Gross margin percentage (1)	14.8%	15.7%	(90	) bpc(2)
Selling	1,714	1,843	(129)		(7.0)%
% of Net sales	2.5%	2.6%
General and administrative	6,152	6,370	(218)		(3.4)%
% of Net sales	9.0%	9.1%
Restructuring charges	91	-	91		-%
% of Net sales	0.2%	-%
Research and development	609	593	16		2.7%
% of Net sales	0.9%	0.8%
Operating income	1,499	2,152	(653)		(30.3)%
% of Net sales	2.3%	3.1%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.

Gross profit and gross margins. Gross profit as a percent of net sales was 13.6% and 15.6% for the three months ended June 30, 2024 and 2023, respectively. Gross profit as a percent of net sales was 14.8% and 15.7% for the six months ended June 30, 2024 and 2023, respectively. The decrease in gross profit as a percentage of net sales in the 2024 periods as compared with the same prior-year periods was the result of lower net sales, as discussed above, and reduced facility utilization.

Selling expenses. Selling expenses as measured as a percent of net sales, were relatively flat in the three and six months ended June 30, 2024 and 2023.

General and administrative expenses. General and administrative expenses decreased in the 2024 periods as compared with the 2023 periods as the result of lower incentive compensation accruals in the current-year periods, and ,as a percent of net sales, remained relatively flat.

Restructuring charges. Restructuring charges were $91 in the three and six months ended June 30, 2024 for accrued employee retention bonuses for our facility consolidation and closure of our Blue Earth facility. We expect to incur approximately $800 of cash restructuring costs, including employee retention and facility moving cost in 2024, of which substantially all are expected to be incurred and paid by December 2024.

Operating income. Operating income for the three months ended June 30, 2024 and 2023 were $344 or 1.0% of net sales, and $1,099 or 3.1% of net sales, respectively. Operating income for the six months ended June 30, 2024 and 2023 were $1,499 or 2.3% of net sales and $2,152 or 3.1% of net sales, respectively. Decreases in both periods were driven by the decrease in net sales and resulting gross margin.

Other expense

Interest expense. Interest expense was $165 and $125 for the three months ended June 30, 2024 and 2023, respectively. Interest expense was $332 and $235 for the six months ended June 30, 2024 and 2023, respectively. This increase was driven by higher borrowings under our line of credit arrangement. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements.

Income taxes. Our effective tax rate for the three and six months ended June 30, 2024 was 12% and 21%. Our effective tax rate for the three and six months ended June 30, 2023 was 35% and 31%. The decrease in the effective tax rate is attributable to the application of a valuation allowance during the three and six month periods ended June 30, 2023 and inclusion of estimated research and development tax credits in the three and six months ended June 30, 2024, partially offset by increased taxes on foreign entities.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Six Months Ended June 30,
	2024	2023
Cash provided by (used in):
Operating activities	$(1,458)	$281
Investing activities	(1,011)	(956)
Financing activities	2,343	144
Effect of exchange rates on changes in cash and cash equivalents	(7)	(35)
Net change in cash and cash equivalents	$(133)	$(566)

Operating Activities. Cash used in operating activities was $1,458 in the first six months of 2024, compared with cash provided of $281 in the same prior-year period. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

●	Cash provided by accounts receivable and contract assets was $1,214 in the six months ended June 30, 2024 as compared with cash usage of $3,200 in the same prior-year period. The improved cash flow in the current year was due an expected increase in cash collections due to higher sales and the timing of customer payments in the fourth quarter of 2023 as compared with the fourth quarter of 2022.
●	Cash used in inventory was $1,288 in the six months ended June 30, 2024 as compared with cash provided of $1,350 in the prior-year period. The increase in the current-year period cash usage was the result of normal timing variances of inventory purchases and timing of product shipments and increased inventory levels to support the transition of manufacturing from our Blue Earth facility to our Bemidji plant.

●	Cash used by changes in accounts payable was $2,546 in the current-year period as compared with cash provided of $586 in the same prior-year period, primarily related to the timing of cash payments.
●	Cash provided by customer deposits was $1,385 in the six months ended June 30, 2024 as compared with cash used of $195 in the same prior-year period which is driven by timing of customer deposits received before the quarter end.

Investing Activities. Cash used in investing activities was $408 in the first six months of 2024, compared with cash used of $956 in the same prior-year period, both primarily for capital expenditures.

Financing Activities. Cash provided by financing activities was $2,343 in the first six months of 2024, compared with cash provided of $144 in the same prior-year period. The increase in cash provided by financing activities resulted from the cash used for working capital in the six months ended June 30, 2024.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations and cash on hand will be sufficient to satisfy our working capital needs for the next twelve months, capital expenditures and debt repayments.

Credit Facility. We had a credit agreement with Bank of America, which was entered into on June 15, 2017 and provided for a line of credit arrangement of $16,000 that was to expire on June 15, 2026.

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

The Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. The Company met the covenants for the period ended June 30, 2024. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of outstanding borrowings. The Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027. We were in compliance with all the financial covenants related to this agreement as of and for the period ended June 30, 2024, except for the covenant related to operating expense contributions to our Mexican operations in excess of the amounts allowed under the Revolver. We have received a waiver of this event of default from the bank.

Under the amended Bank of America credit agreement signed February 29, 2024, the line of credit is subject to variations in the SOFR index rate. Under the prior credit agreement with Bank of America, the line of credit borrowing availability was restricted by a defined asset borrowing base, and interest was based on variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 8.0% and 8.3% as of June 30, 2024 and December 31, 2023, respectively. We had borrowings on our line of credit of $8,360 and $5,846 outstanding as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 we had unused availability on the line of credit of $6,440.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Forward-Looking Statements

Those statements in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

♦	Volatility in the marketplace which may affect market supply, demand of our products or currency exchange rates;
♦	Supply chain disruption and unreliability;
♦	Lack of supply of sufficient human resources to produce our products;
♦	Increased competition from within the EMS industry or the decision of OEMs to cease or limit outsourcing;
♦	Changes in the reliability and efficiency of our operating facilities or those of third parties;
♦	Increases in certain raw material costs such as copper and oil;
♦	Commodity and energy cost instability;
♦	Risks related to FDA noncompliance;
♦	The loss of a major customer;
♦	General economic, financial and business conditions that could affect our financial condition and results of operations;
♦	Increased or unanticipated costs related to compliance with securities and environmental regulation;
♦	Disruption of global or local information management systems due to natural disaster or cyber-security incident;
♦	Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus that affect our operations, our customers’ operations or our suppliers’ operations.

The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Discussion of these factors is also incorporated in Part I, Item 1A, “Risk Factors,” and should be considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements. All forward-looking statements included in this Form 10-K are expressly qualified in their entirety by the forgoing cautionary statements. We undertake no obligation to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2024, the Company authorized the repurchase of $100,000 of its Common Stock. As of June 30, 2024, no Common Stock has been repurchased under this program.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: August 8, 2024	by	/s/ Jay D. Miller

Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: August 8, 2024	by	/s/ Andrew D. C. LaFrence

Andrew D. C. LaFrence
Chief Financial Officer and Senior Vice President of Finance
Nortech Systems Incorporated

