Form 10-Q
period 2024-09-30
NORTECH SYSTEMS INC
filed 2024-11-07
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of shares of $.01 par value common stock outstanding as of November 1, 2024 was 2,756,754.

PART I

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023

Net sales	$31,407	$33,369	$99,513	$103,278
Cost of goods sold	27,572	28,050	85,613	87,001
Gross profit	3,835	5,319	13,900	16,277
Operating expenses:
Selling	891	923	2,605	2,766
General and administrative	2,951	2,958	9,103	9,328
Research and development	284	314	893	907
Restructuring charges	176	-	267	-
Total operating expenses	4,302	4,195	12,868	13,001
(Loss) income from operations	(467)	1,124	1,032	3,276
Other expense:
Interest expense	(216)	(130)	(548)	(365)
(Loss) income before income taxes	(683)	994	484	2,911
Income tax expense (benefit)	56	(213)	301	389
Net (loss) income	$(739)	$1,207	$183	$2,522

Net (loss) income per common share:
Basic (in dollars per share)	$(0.27)	$0.44	$0.07	$0.93
Weighted average number of common shares outstanding - basic (in shares)	2,760,438	2,737,895	2,754,399	2,716,166
Diluted (in dollars per share)	$(0.27)	$0.42	$0.06	$0.87
Weighted average number of common shares outstanding - diluted (in shares)	2,760,438	2,888,679	2,931,343	2,887,889

Other comprehensive (loss) income
Foreign currency translation	223	(77)	(135)	(318)
Comprehensive (loss) income, net of tax	$(516)	$1,130	$48	$2,204

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30, 2024	DECEMBER 31, 2023(1)
ASSETS
Current assets:
Cash	$1,239	$960
Restricted cash	-	715
Accounts receivable, less allowances of $286 and $358, respectively	16,584	19,279
Inventories, net	22,332	21,660
Contract assets	15,058	14,481
Prepaid assets and other assets	5,065	1,698
Total current assets	60,278	58,793
Property and equipment, net	5,834	6,513
Operating lease assets, net	8,034	6,917
Deferred tax assets	2,641	2,641
Other intangible assets, net	179	263
Total assets	$76,966	$75,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of finance lease obligations	$175	$356
Current portion of operating lease obligations	1,174	1,033
Accounts payable	12,315	15,924
Accrued payroll and commissions	2,940	4,138
Customer deposits	5,263	4,068
Other accrued liabilities	1,451	1,063
Total current liabilities	23,318	26,582
Long-term liabilities:
Long-term line of credit, net of issuance costs	9,508	5,815
Long-term finance lease obligations, net of current portion	340	209
Long-term operating lease obligations, net of current portion	7,689	6,763
Other long-term liabilities	421	414
Total long-term liabilities	17,958	13,201
Total liabilities	41,276	39,783
Shareholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	250	250
Common stock - $0.01 par value; 9,000,000 shares authorized; 2,756,367 and 2,740,178 shares issued and outstanding, respectively	28	27
Additional paid-in capital	17,226	16,929
Accumulated other comprehensive loss	(667)	(532)
Retained earnings	18,853	18,670
Total shareholders’ equity	35,690	35,344
Total liabilities and shareholders’ equity	$76,966	$75,127

(1)	The balance sheet as of December 31, 2023 has been derived from the consolidated audited financial statements at that date.

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SEPTEMBER 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$183	$2,522
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,400	1,539
Compensation on stock-based awards	334	299
Change in inventory reserves	194	(8)
Change in accounts receivable allowances	(72)	(18)
Other, net	9	137
Changes in current operating assets and liabilities:
Accounts receivable	2,727	(162)
Employee Retention Credit Receivable	-	2,650
Inventories	(922)	899
Contract assets	(577)	(1,780)
Prepaid expenses and other current assets	(2,888)	(976)
Accounts payable	(3,609)	(1,636)
Accrued payroll and commissions	(1,198)	(810)
Customer deposits	1,195	345
Other accrued liabilities	181	(820)
Net cash (used in) provided by operating activities	(3,043)	2,181

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	9	-
Purchases of property and equipment	(980)	(1,121)
Net cash used in investing activities	(971)	(1,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	99,888	95,783
Payments to line of credit	(96,185)	(98,035)
Proceeds from financing leases	198	-
Principal payments on financing leases	(304)	(291)
Share repurchases	(67)	-
Proceeds from stock option exercises	31	155
Net cash provided by (used in) financing activities	3,561	(2,388)

Effect of exchange rate changes on cash	17	(32)

Net change in cash and cash equivalents	(436)	(1,360)
Cash - beginning of period	1,675	2,481
Cash - end of period	$1,239	$1,121

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets:
Cash	$1,239	$699
Restricted cash	-	422
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$1,239	$1,121

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023

Supplemental disclosure of cash flow information:
Cash paid for interest	$531	$388
Cash paid for income taxes	$374	$1,242

Supplemental noncash investing and financing activities:
Property and equipment purchases in accounts payable	$107	$23
Operating lease assets acquired under operating leases	$1,923	$-
Equipment acquired under finance lease	$256	$-

See Accompanying Condensed Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of June 30, 2023	250	$250	2,737	$27	$16,712	$(611)	$13,111	$29,489
Net income	-	-	-	-	-	-	1,207	1,207
Foreign currency translation adjustment	-	-	-	-	-	(77)	-	(77)
Stock option exercises	-	-	-	-	9	-	-	9
Compensation on stock-based awards	-	-	-	-	80	-	-	80
Balance as of September 30, 2023	250	$250	2,737	$27	$16,801	$(688)	$14,318	$30,708

Balance as of June 30, 2024	250	$250	2,762	$28	$17,165	$(890)	$19,592	$36,145
Net loss	-	-	-	-	-	-	(739)	(739)
Foreign currency translation adjustment	-	-	-	-	-	223	-	223
Compensation on stock-based awards	-	-	-	-	128	-	-	128
Stock repurchases	-	-	(6)	-	(67)	-	-	(67)
Balance as of September 30, 2024	250	$250	2,756	$28	$17,226	$(667)	$18,853	$35,690

Balance as of December 31, 2022	250	$250	2,691	$27	$16,347	$(370)	$11,826	$28,080
Net income	-	-	-	-	-	-	2,522	2,522
Foreign currency translation adjustment	-	-	-	-	-	(318)	-	(318)
Compensation on stock-based awards	-	-	-	-	299	-	-	299
Stock option exercises	-	-	46	-	155	-	-	155
Cumulative adjustment related to adoption of ASC 326 (current expected credit loss)	-	-	-	-	-	-	(30)	(30)
Balance as of September 30, 2023	250	$250	2,737	$27	$16,801	$(688)	$14,318	$30,708

Balance as of December 31, 2023	250	$250	2,740	$27	$16,929	$(532)	$18,670	$35,344
Net income	-	-	-	-	-	-	183	183
Foreign currency translation adjustment	-	-	-	-	-	(135)	-	(135)
Compensation on stock-based awards	-	-	-	-	334	-	-	334
Stock option exercises	-	-	22	1	30	-	-	31
Stock repurchases	-	-	(6)	-	(67)	-	-	(67)
Balance as of September 30, 2024	250	$250	2,756	$28	$17,226	$(667)	$18,853	$35,690

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

Inventories

Inventories are as follows:

	September 30,	December 31,
	2024	2023
Raw materials	$21,596	$20,863
Work in process	1,108	1,033
Finished goods	992	934
Reserves	(1,364)	(1,170)
Inventories, net	$22,332	$21,660

Other Intangible Assets

Other intangible assets as of September 30, 2024 and December 31, 2023 are as follows:

	Customer Relationships	Patents	Total
Balances as of January 1, 2023	$216	$206	$422
Amortization	144	15	159
Balances as of December 31, 2023	$72	$191	$263
Amortization	72	12	84
Balances as of September 30, 2024	$-	$179	$179

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted average remaining amortization period of our intangible assets is 5.5 years. Of the patents value as of September 30, 2024, $94 are being amortized and $85 are in process and a patent has not yet been issued.

Amortization expense of finite life intangible assets for the three months ended September 30, 2024 and 2023 was $4 and $40, respectively. Amortization expense of finite life intangible assets for the nine months ended September 30, 2024 and 2023 was $84 and $120, respectively.

As of September 30, 2024, estimated future annual amortization expense (except projects in process) related to these assets is as follows:

Year	Amount
2024	$5
2025	18
2026	18
2027	18
2028	18
Thereafter	17
Total	$94

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, accounts receivable, and contract assets. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. The Company’s $1,239 cash balance as of September 30, 2024 included approximately $1,035 and $6 that was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and generally do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances individually represented 10% or more of gross accounts receivable. One customer accounted for 28% and 26% of net sales for the three and nine months ended September 30, 2024, respectively. Two customers accounted for 36% and 38% of net sales for both the three and nine months ended September 30, 2023.

As of September 30, 2024, one customer represented approximately 22% of our gross accounts receivable. As of December 31, 2023, two customers represented approximately 35% of our gross accounts receivable.

Contract assets for three customers accounted for 44% of gross contract assets as of September 30, 2024. Contract assets for two customers accounted for 34% of gross contract assets as of December 31, 2023.

Export sales from the U.S. represented approximately 2% of net sales for both the three and nine months ended September 30, 2024. Export sales represented approximately 3% of net sales for both three and nine month ended September 30, 2023.

NOTE 3. REVENUE

Revenue Recognition

Revenue under contract manufacturing agreements that was recognized over time accounted for approximately 72% and 73% of net sales for the three and nine months ended September 30, 2024, respectively and approximately 74% of net sales for both the three and nine months ended September 30, 2023, respectively.

The following tables summarize our net sales by market for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30, 2024
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical	$12,711	$4,435	$901	$18,047
Industrial	5,505	2,667	262	8,434
Aerospace and defense	4,394	494	38	4,926
Total net sales	$22,610	$7,596	$1,201	$31,407

	Three Months Ended September 30, 2023
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical	$12,029	$5,185	$621	$17,835
Industrial	8,195	1,999	241	10,435
Aerospace and defense	4,609	450	40	5,099
Total net sales	$24,833	$7,634	$902	$33,369

[1]	Noncash consideration represents material provided by the customer used in the build of the product.

The following tables summarize our net sales by market for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30, 2024
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical	$37,469	$14,112	$2,410	$53,991
Industrial	18,847	7,682	1,114	27,643
Aerospace and defense	16,494	1,231	154	17,879
Total net sales	$72,810	$23,025	$3,678	$99,513

	Nine Months Ended September 30, 2023
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical	$42,324	$15,564	$1,926	$59,814
Industrial	21,378	6,532	1,056	28,966
Aerospace and defense	12,523	1,674	301	14,498
Total net sales	$76,225	$23,770	$3,283	$103,278

[1]	Noncash consideration represents material provided by the customer used in the build of the product.

Contract Assets

Contract assets, recorded as such in the Condensed Consolidated Balance Sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the nine months ended September 30, 2024 were as follows:

Balances as of January 1, 2024	$14,481
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	72,810
Allowance for current expected credit losses	(15)
Amounts invoiced during the period	(72,218)
Balance outstanding as of September 30, 2024	$15,058

We expect substantially all of the remaining performance obligations for the contract assets recorded as of September 30, 2024 to be transferred to accounts receivable within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

NOTE 4. FINANCING ARRANGEMENTS

We had a credit agreement with Bank of America, which was entered into on June 15, 2017 and provides for a line of credit arrangement of $16,000, that was to expire on June 15, 2026.

On February 29, 2024, we replaced the asset backed line of credit agreement with a $15,000 Senior Secured Revolving Line of Credit with Bank of America (the “Revolver”). The Revolver allows for borrowings at a defined base rate, or at the one, three or six month Secured Overnight Finance Rate, also known as “SOFR,” plus a defined margin. If the Company prepays SOFR borrowings before their contractual maturity, the Company has agreed to compensate the bank for lost margin, as defined in the Revolver agreement. The Company is required to quarterly pay a 20-basis point fee on the unused portion of the Revolver.

The Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. The Company met the covenants for the period ended September 30, 2024. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of outstanding borrowings. The Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027. We were in compliance with all the financial covenants related to this agreement as of and for the period ended September 30, 2024, except for the covenant related to operating expense contributions to our Mexican operations in the first and second quarters of 2024 in excess of the amounts allowed under the Revolver. We received a waiver of this event of default from the bank in August 2024.

Under the amended Bank of America credit agreement signed February 29, 2024, the line of credit is subject to variations in the SOFR index rate. Under the prior credit agreement with Bank of America, the line of credit borrowing availability was restricted by a defined asset borrowing base, and interest was based on variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 7.9% and 8.3% as of September 30, 2024 and December 31, 2023, respectively. We had borrowings on our line of credit of $9,550 and $5,846 outstanding as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 we had unused availability on the line of credit of $5,450.

The Company has an interim funding agreement as of September 30, 2024 with a bank related to $317 of deposits made on equipment purchases that will be funded through a finance lease when the equipment is received and operational. As of September 30, we have $317 outstanding on the interim funding agreement for equipment we expect to receive in the fourth quarter of 2024.

The line of credit is shown net of debt issuance costs of $42 and $31 on the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively.

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. We amended our operating leases for part of our manufacturing facility in China and our corporate office in Maple Grove, Minnesota during the first nine months of 2024 which extended the lease through August of 2033 with monthly lease payments of $14 to $18. As of September 30, 2024, we have a lease commitment of approximately $400 for a finance lease that will commence in the fourth quarter of 2024.

The components of lease expense were as follows:

	Three Months Ended September 30,
Lease Cost	2024	2023
Operating lease cost	$569	$576
Finance lease interest cost	6	9
Finance lease amortization expense	265	182
Total lease cost	$840	$767

	Nine Months Ended September 30,
Lease Cost	2024	2023
Operating lease cost	$1,746	$1,735
Finance lease interest cost	18	32
Finance lease amortization expense	394	546
Total lease cost	$2,158	$2,313

Supplemental condensed consolidated balance sheet information related to leases was as follows:

	Balance Sheet Location	September 30, 2024	December 31, 2023
Assets
Finance lease assets	Property and equipment, net	$485	$636
Operating lease assets	Operating lease assets, net	8,034	6,917
Total leased assets		$8,519	$7,553

Liabilities
Current
Current finance lease liabilities	Current portion of finance lease obligations	$175	$356
Current operating lease liabilities	Current portion of operating lease obligations	1,174	1,033
Noncurrent
Long-term finance lease liabilities	Long-term finance lease liabilities, net of current portion	340	209
Long-term operating lease liabilities	Long-term operating lease obligations, net of current portion	7,689	6,763
Total lease liabilities		$9,378	$8,361

Supplemental condensed consolidated statement of cash flows information for the nine months ended September 30, 2024 related to leases was as follows:

	September 30,	September 30,
	2024	2023
Operating Leases
Cash paid for amounts included in the measurement of lease liabilities	$468	$1,381
Property acquired under operating lease	$1,923	$-

Future payments of lease liabilities as of September 30, 2024 were as follows:

	Operating Leases	Finance Leases	Total
2024	$469	$70	$539
2025	1,809	165	1,974
2026	1,774	168	1,942
2027	1,472	60	1,532
2028	1,469	60	1,529
Thereafter	5,505	44	5,549
Total lease payments	$12,498	$567	$13,065
Less: imputed interest	(3,635)	(52)	(3,687)
Present value of lease liabilities	$8,863	$515	$9,378

The lease term and discount rate as of September 30, 2024 were as follows:

Weighted-average remaining lease term (years)
Operating leases	7.9
Finance leases	3.4
Weighted-average discount rate
Operating leases	7.8%
Finance leases	5.7%

NOTE 6. STOCK BASED AWARDS

Stock-based compensation expense was reported as follows in the condensed consolidated statements of operations within general and administrative expenses of $127 and $80 for the three months ended September 30, 2024 and 2023, respectively, and $334 and $299 for the nine months ended September 30, 2024 and 2023, respectively.

Stock Options

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. An additional 50,000, 175,000, 100,000 and 100,000 shares were authorized in March 2020, May 2022, May 2023 and May 2024, respectively.

We granted 1,000 and 23,000, respectively, service-based stock options during the three and nine months ended September 30, 2024, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2024 was $8.20. We granted 25,000 and 54,000, respectively, service-based stock options during the three and nine months ended September 30, 2023. Weighted average stock option fair value assumptions and the weighted average grant date fair value of stock options granted were as follows:

	2024	2023
Stock option fair value assumptions:
Risk-free interest rate	4.38%	3.45%
Expected life (years)	6.0	6.5
Dividend yield	0%	0%
Expected volatility	58%	60%
Weighted average grant date fair value of stock options granted	$6.49	$5.67

Total compensation expense related to stock options was $61 and $184 for the three and nine months ended September 30, 2024, respectively. Total compensation expense related to stock options was $42 and $184 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, there was $775 of unrecognized compensation related to stock options which will be recognized over a weighted average period of 3.6 years.

Following is the status of option activity for the nine months ended and as of September 30, 2024:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	458,700	$6.63	6.53	$1,432
Granted	23,000	11.08
Exercised	(5,500)	5.42
Forfeited	(12,400)	10.13
Outstanding – September 30, 2024	463,800	$6.78	5.94	$2,301
Exercisable on September 30, 2024	284,500	$4.77	4.43	$1,979

Restricted Stock Units

During the three and nine months ended September 30, 2024 and 2023, we granted 15,141 and 18,000 restricted stock units (“RSUs”), respectively, at an average grant price per share of $11.06 and $9.37, respectively, under our 2017 Stock Incentive Plan to non-employee directors which vest over two years. Total compensation expense related to the RSUs was $66 and $150 for the three and nine months ended September 30, 2024, respectively. Total compensation expense related to the RSUs was $38 and $113 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, total unrecognized compensation expense related to the RSUs was $153, which will vest over a weighted average period of 0.6 years.

Following is the status of restricted stock activity for the nine months ended and as of September 30, 2024:

	Shares	Weighted- Average Remaining Vesting Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	27,000	1.0	$254
Granted	15,141
Vested	(16,500)
Forfeited	(1,500)
Outstanding – September 30, 2024	24,141	0.6	$283

NOTE 7. NET (LOSS) INCOME PER SHARE DATA

Basic net (loss) income per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding using the treasury stock method during the period. The Company’s potentially dilutive common shares are those that result from dilutive common stock options and non-vested stock relating to restricted stock units. In a period where the Company incurs a net loss, the Company excludes dilutive securities, and the shares used for the basic and diluted loss per share are the same.

The calculation of diluted (loss) income per shared excluded 189,265 and 93,391 in weighted average shares for the three and nine months ended September 30, 2024, respectively, and 64,322 and 52,896 in weighted average shares for the three and nine months ended September 30, 2023, respectively, as their effect was anti-dilutive. Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic weighted average shares outstanding	2,760,438	2,737,895	2,754,399	2,716,166
Dilutive effect of outstanding stock options and non-vested restricted stock units	-	150,783	176,944	171,723
Diluted weighted average shares outstanding	2,760,438	2,888,679	2,931,343	2,887,889

NOTE 8. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events.

Our effective tax rate for the three and nine months ended September 30, 2024 was 8% and 62%, respectively. Our effective tax rate for the three and nine months ended September 30, 2023 was (21%) and 13%, respectively. The primary drivers of the change in rate relate to changes in pretax book income and the 2023 U.S. federal provision to return adjustments recorded in the third quarter of 2024, partially offset by realization of deferred tax assets in the 2024 periods as the Company removed its valuation allowance in the fourth quarter of 2023.

NOTE 9. RESTRUCTURING CHARGES

During the first nine months of 2024, we accrued restructuring charges of $267 related to the closure and consolidation of our Blue Earth, Minnesota production facility, which is planned to be completed in the fourth quarter of 2024. There were no restructuring charges or amounts accrued in the nine months ended September 30, 2023.

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

David Kunin, our Chairman, is a minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company has an agreement with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company has met its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the Company’s contribution will not exceed $500. Marpe is engaged in raising funds for its operations, which funds are necessary to pay for the Company’s services beyond its contribution. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device operations will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recover the value of services provided to Marpe if not paid when the services are provided. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. During the three months ended September 30, 2024 and 2023, we recognized net sales to Marpe Technologies of $8 and $0, respectively. During the nine months ended September 30, 2024 and 2023, we recognized net sales to Marpe Technologies of $75 and $163, respectively. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

ITEM 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

We are a Minnesota, United States based full-service global EMS contract manufacturer in the Medical, Aerospace & Defense and Industrial markets offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex electromedical and electromechanical products including medical devices, wire and cable assemblies, printed circuit board assemblies, complex higher-level assemblies and other box builds for a wide range of industries. We serve three major markets within the EMS industry: Medical, Aerospace and Defense, and the Industrial market which includes industrial capital equipment, transportation, vision, agriculture, oil and gas. As of September 30, 2024, we have facilities in Minnesota: Bemidji, Blue Earth, Mankato, Milaca and Maple Grove (corporate office). We also have facilities in Monterrey, Mexico and Suzhou, China. In May, 2024, we announced the closure of our Blue Earth facility by the end of 2024 and moving its operations to our Bemidji facility.

All dollar amounts are stated in thousands of U.S. dollars.

Results of Operations

Net Sales. Net sales for the three months ended September 30, 2024 and 2023 were $31,407 and $33,369, respectively, a decrease of $1,962 or 5.9%. Net sales for the nine months ended September 30, 2024 and 2023 were $99,513 and $103,278, respectively, a decrease of $3,765 or 3.6%. The following is a summary of net sales by our major industry markets:

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
Medical	$18,047	$17,835	$212	1.2%
Industrial	8,434	10,435	(2,001)	(19.2)%
Aerospace and defense	4,926	5,099	(173)	(3.4)%
Total net sales	$31,407	$33,369	$(1,962)	(5.9)%

	Nine Months Ended September 30,
	2024	2023	Increase (Decrease)
Medical	$53,991	$59,814	$(5,823)	(9.7)%
Industrial	27,643	28,966	(1,323)	(4.6)%
Aerospace and defense	17,879	14,498	3,381	23.3%
Total net sales	$99,513	$103,278	$(3,765)	(3.6)%

●	Medical: Net sales to our medical customers increased $212, or 1.2%, in the three months ended September 30, 2024 as compared with the same period in 2023, and decreased $5,823, or 9.7%, in the nine months ended September 30, 2024 as compared with the same period in 2023. The decrease in the nine-month comparison was primarily due to inventory re-balancing with existing customers, timing of customer product launches and lower average sales prices in anticipation of moving several programs for one customer to our Monterrey, Mexico facility which will be completed in the fourth quarter of 2024.

●	Industrial: Net sales to our industrial customers decreased $2,001, or 19.2%, in the three months ended September 30, 2024 as compared with the same period in 2023, and $1,323, or 4.6%, in the nine months ended September 30, 2024 as compared with the same period in 2023. The decrease in net sales was primarily due to industrial customer’s efforts to reduce their inventory investments, delayed program launches with several customers as well as sales headwinds in several markets for which we provide products for these customers.

●	Aerospace and defense: Net sales to our aerospace and defense customers decreased $173, or 3.4%, in the three months ended September 30, 2024, as compared with the same period in 2023, and increased $3,381, or 23.3% in the nine months ended September 30, 2024, as compared with the same period in 2023. The increase in net sales in the nine-month comparison relates to increasing demand in the aerospace and defense market, and improved supply chain availability of component materials.

Backlog. Our 90-day shipment backlog as of September 30, 2024 was $29,631, down 1.5% from June 30, 2024, and 12.3% from the prior-year comparable quarter end. Our 90-day backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be shipped within 180 days.

Our total order backlog as of September 30, 2024 was $69,770, a 4.8% decrease from the prior quarter end and a 31.8% decrease from the prior-year comparable quarter end. As the supply chain lead times have normalized, customers are returning to their pre-pandemic ordering practices, which has resulted in a decrease in our backlog. We continue to experience reduced visibility to revenues in the next several quarters as customers are rebalancing their inventories and, therefore, deferring the placement of some orders.

90-day and total shipment backlog by our major industry markets are as follows:

	September 30, 2024		June 30, 2024		September 30, 2023
	90 Day	Total	90 Day	Total	90 Day	Total
Medical	$15,684	$35,354	$15,906	$34,450	$16,775	$51,394
Industrial	7,200	9,445	6,398	11,423	9,656	19,680
Aerospace and defense	6,747	24,971	7,791	27,423	7,337	31,260
Total backlog	$29,631	$69,770	$30,095	$73,296	$33,768	$102,334

The 90-day and total backlog as of September 30, 2024 includes orders already recognized in net sales and included in the contract asset value of $15,058.

Operating Costs and Expenses.

Net sales, cost of goods sold, gross profit, and operating costs were as follows:

	Three Months Ended September 30,
	2024	2023	Increase/(Decrease)
Net sales	$31,407	$33,369	$(1,962)		(5.9)%
Cost of goods sold	27,572	28,050	(478)		(1.7)%
Gross profit	3,835	5,319	(1,484)		(27.9)%
Gross margin percentage (1)	12.2%	15.9%	(370	)bpc(2)
Selling	891	923	(32)		(3.5)%
% of Net sales	2.7%	2.8%
General and administrative	2,950	2,958	(8)		2.6%
% of Net sales	9.4%	8.9%
Restructuring charges	176	-	176		-%
% of Net sales	0.6%	-%
Research and development	284	314	(30)		(9.6)%
% of Net sales	0.9%	0.9%
Operating income	(467)	1,124	(1,591)		(141.5)%
% of Net sales	(1.5)%	3.4%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.

	Nine Months Ended September 30,
	2024	2023	Increase/(Decrease)
Net sales	$99,513	$103,278	$(3,765)		(3.6)%
Cost of goods sold	85,613	87,001	(1,388)		(1.6)%
Gross profit	13,900	16,277	(2,377)		(14.6)%
Gross margin percentage (1)	14.0%	15.8%	(180	)bpc(2)
Selling	2,605	2,766	(161)		(5.8)%
% of Net sales	2.6%	2.7%
General and administrative	9,103	9,328	(225)		(2.4)%
% of Net sales	9.1%	9.0%
Restructuring charges	267	-	267		-%
% of Net sales	0.3%	-%
Research and development	893	907	(14)		(1.5)%
% of Net sales	0.9%	0.9%
Operating income	1,032	3,276	(2,244)		(68.5)%
% of Net sales	1.0%	3.2%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.

Gross profit and gross margins. Gross profit as a percent of net sales was 12.2% and 15.9% for the three months ended September 30, 2024 and 2023, respectively. Gross profit as a percent of net sales was 14.0% and 15.8% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in gross profit as a percentage of net sales in 2024 as compared with the same prior-year periods was the result of lower net sales, as discussed above, and corresponding lower operating leverage from reduced production at a number of our manufacturing facilities.

Selling expenses. Selling expenses were decreased slightly in the three and nine months ended September 30, 2024 and 2023 as the result of lower incentive compensation accruals in the current-year periods.

General and administrative expenses. General and administrative expenses decreased slightly in the 2024 periods as compared with the 2023 periods as the result of lower incentive compensation accruals in the current-year periods.

Restructuring charges. Restructuring charges were $176 and $267 in the three and nine months ended September 30, 2024, respectively, for accrued employee retention bonuses for our facility consolidation and closure of our Blue Earth facility. We expect to incur approximately $800 of cash restructuring costs, including employee retention and facility moving cost in 2024, of which substantially all are expected to be incurred and paid by December 2024.

Operating income. Operating (loss) income for the three months ended September 30, 2024 and 2023 were $(467) or (1.5)% of net sales, and $1,124 or 3.4% of net sales, respectively. Operating income for the nine months ended September 30, 2024 and 2023 were $1,032 or 1.0% of net sales and $3,276 or 3.2% of net sales, respectively. Decreases in both periods were driven by the decrease in net sales and resulting gross margin.

Other expense

Interest expense. Interest expense was $216 and $130 for the three months ended September 30, 2024 and 2023, respectively. Interest expense was $548 and $365 for the nine months ended September 30, 2024 and 2023, respectively. This increase was driven by higher borrowings under our line of credit arrangement. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements.

Income taxes. Our effective tax rate for the three and nine months ended September 30, 2024 was 8% and 62%, respectively. Our effective tax rate for the three and nine months ended September 30, 2023 was (21%) and 13%, respectively. The primary drivers of the change in rate relate to changes in pretax book income and the 2023 U.S. federal provision to return adjustments recorded in the third quarter of 2024, partially offset by realization of deferred tax assets in the 2024 periods as the Company removed its valuation allowance in the fourth quarter of 2023.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Nine Months Ended September 30,
	2024	2023
Cash provided by (used in):
Operating activities	$(3,043)	$2,181
Investing activities	(971)	(1,121)
Financing activities	3,561	(2,388)
Effect of exchange rates on changes in cash and cash equivalents	17	(32)
Net change in cash and cash equivalents	$(436)	$(1,360)

Operating Activities. Cash used in operating activities was $3,043 in the first nine months of 2024, compared with cash provided of $2,181 in the same prior-year period. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

●	Cash provided by accounts receivable and contract assets was $2,150 in the nine months ended September 30, 2024 as compared with cash usage of $1,942 in the same prior-year period. The improved cash flow in the current year was due to the timing of customer payments in the fourth quarter of 2023 as compared with the fourth quarter of 2022, both of which impacted cash collections in the subsequent year.
●	Cash used in inventory was $922 in the nine months ended September 30, 2024 as compared with cash provided of $899 in the prior-year period. The increase in the current-year period cash usage was the result of normal timing variances of inventory purchases and timing of product shipments and increased inventory levels to support the transition of manufacturing from our Blue Earth facility to our Bemidji plant.
●	Cash used by changes in accounts payable was $3,609 in the current-year period as compared with cash use of $1,636 in the same prior-year period, primarily related to the timing of cash payments.
●	Cash provided by customer deposits was $1,195 in the nine months ended September 30, 2024 as compared with cash provided of $345 in the same prior-year period which is driven by timing of customer deposits received before the quarter end.

Investing Activities. Cash used in investing activities was $971 in the first nine months of 2024, compared with cash used of $1,121 in the same prior-year period, both primarily for capital expenditures.

Financing Activities. Cash provided by financing activities was $3,561in the first nine months of 2024, compared with cash used of $2,388 in the same prior-year period. The increase in cash provided by financing activities resulted from the cash used for working capital in the nine months ended September 30, 2024.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations and cash on hand will be sufficient to satisfy our working capital needs for the next twelve months, capital expenditures and debt repayments.

Credit Facility. We had a credit agreement with Bank of America, which was entered into on June 15, 2017 and provided for a line of credit arrangement of $16,000, that was to expire on June 15, 2026.

On February 29, 2024, we replaced the asset backed line of credit agreement with a $15,000 Senior Secured Revolving Line of Credit with Bank of America (the “Revolver”). The Revolver allows for borrowings at a defined base rate, or at the one, three or six month Secured Overnight Finance Rate, also known as “SOFR,” plus a defined margin. If the Company prepays SOFR borrowings before their contractual maturity, the Company has agreed to compensate the bank for lost margin, as defined in the Revolver agreement. The Company is required to quarterly pay a 20-basis point fee on the unused portion of the Revolver.

The Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. The Company met the covenants for the period ended September 30, 2024. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of outstanding borrowings. The Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027. We were in compliance with all the financial covenants related to this agreement as of and for the period ended September 30, 2024, except for the covenant related to operating expense contributions to our Mexican operations in the first and second quarters of 2024 in excess of the amounts allowed under the Revolver. We received a waiver of this event of default from the bank in August 2024.

Under the amended Bank of America credit agreement signed February 29, 2024, the line of credit is subject to variations in the SOFR index rate. Under the prior credit agreement with Bank of America, the line of credit borrowing availability was restricted by a defined asset borrowing base, and interest was based on variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 7.9% and 8.3% as of September 30, 2024 and December 31, 2023, respectively. We had borrowings on our line of credit of $9,550 and $5,846 outstanding as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 we had unused availability on the line of credit of $5,450.

The Company has an interim funding agreement as of September 30, 2024 with a bank related to $317 of deposits made on equipment purchases that will be funded through a finance lease when the equipment is received and operational. As of September 30, we have $317 outstanding on the interim funding agreement for equipment we expect to receive in the fourth quarter of 2024.

The line of credit is shown net of debt issuance costs of $42 and $31 on the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2024, the Company authorized the repurchase of $100,000 of its Common Stock. As of September 30, 2024, 5,810 shares of Common Stock have been repurchased under this program at a weighted average price of $11.95 per share totaling $69,430.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Condensed Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: November 7, 2024	by	/s/ Jay D. Miller

Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: November 7, 2024	by	/s/ Andrew D. C. LaFrence

Andrew D. C. LaFrence
Chief Financial Officer and Senior Vice President of Finance
Nortech Systems Incorporated

