Form 10-K
period 2024-12-31
NORTECH SYSTEMS INC
filed 2025-03-31
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $13.65 per share, was $17,705,142  as of June 30, 2024.

Shares of common stock outstanding as of February 28, 2025: 2,760,793.

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on May 14, 2025 have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission (the SEC) within 120 days after December 31, 2024, the end of our fiscal year.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10-K

NORTECH SYSTEMS INCORPORATED

FORM 10-K

For the Year Ended December 31, 2024

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

Our breadth of manufacturing, technical expertise and experience make us attractive to our broad customer base. Our customers are original equipment manufacturers (“OEMs”) in the Medical Device, Medical Imaging, Aerospace and Defense and Industrial markets. The diversity in the markets we serve is an advantage to mitigate the effects of fluctuations from the economy and competition. Our customers rely on our experience and capabilities in manufacturing and supply chain to manage and reduce total overall cost over the life cycle of their products. This requires a strong relationship with our customers based on a trusting partnership as we perform as an extension of their operations. Most of our net sales are derived from products built to the customer’s unique design specifications.

Our quality systems and processes are based on ISO standards with all facilities certified to at least one of the following: ISO 9001, ISO 13485 or AS9100. These certifications and registrations provide our customers assurance of our capabilities and proven processes. Our Milaca operation is a U.S. Food and Drug Administration (“FDA”) registered facility, and our Suzhou operation is a China National Medical Imaging Administration certified facility. In addition to industry standard certifications, we actively manage quality metrics throughout product life cycle at all levels of the organization to provide real-time, pro-active support to our customers and their projects. Process validation is performed through the strict phases of installation qualification, operation qualification and performance qualification.

Business Segment

The Company operates in the Medical Device, Medical Imaging, Aerospace and Defense, and Industrial markets with over 50% of its net sales coming from the medical-related markets. All of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services (“EMS”) industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ needs. Our plants generate net sales over several of the markets the Company serves. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our financial information is evaluated regularly on a consolidated basis by the chief operating decision maker in assessing performance and allocating resources.

Business Strategy

The EMS industry has evolved into a dynamic, high-tech, regulated global electronics contract services industry. We continue to expand our capabilities and footprint to better meet these changing market requirements. Along with offering technical expertise in our quality processes, engineering design applications and testing, we continue to transform our business model from one that is less transactional, and price/commodity driven to a solution-based model. Our model is focused on value-added customer and supplier-managed inventory solutions and the underlying cost drivers throughout the global supply chain. We continue to pursue strategic opportunities that may include acquisitions, mergers, and/or joint ventures with complementary companies to expand our service offering, advance our competitive edge, grow our customer base and increase net sales. Our strategic objectives and our history have been based on both organic and acquired growth.

We are committed to quality, cost effectiveness and responsiveness to customer requirements. To achieve these objectives, we have invested in equipment, plant capacity studies, people, enterprise resource planning systems, lean manufacturing and supply chain management techniques at our facilities. We have also invested in fiber optic technologies to provide a lighter weight, data-driven and environmentally cleaner solution to our customers. We are committed to continuous improvement and have invested in training our people to identify and act on improvement opportunities. We maintain a diversified customer base and expand into other capabilities and services when there is a fit with our core competencies and strategic vision.

Marketing

We concentrate our marketing efforts in the Medical Device, Medical Imaging, Aerospace and Defense, and Industrial markets. Our marketing strategy emphasizes our breadth, expertise and experience in each of our markets. Our expertise helps our customers save time and money and also reduces their risks. The breadth of our manufacturing, supply chain, engineering services and complete turnkey solutions assist our customers in getting their products to market quickly while managing the total cost solution. Our strength is managing low to moderate volume components and assemblies with high mix customer demand. This requires us to have close customer relationships and operational flexibility to manage the variation of product demands.

Our customer emphasis continues to be on companies that require an electronic manufacturing partner with a high degree of manufacturing and quality sophistication, including statistical process control, statistical quality control, ISO standards, military specifications, AS9100 and FDA facility registration. We continue efforts to penetrate our existing customer base and expand market opportunities with participation in industry forums and selected trade shows. We target customers who value proven manufacturing performance, design, project management and application engineering expertise and who value the flexibility to manage the supply chain of a high mix of products and services. We market our services through a mix of traditional marketing outreach, a specialized business development team and in limited circumstances, independent manufacturers’ representatives. For more information on our marketing and service offerings see our website at www.nortechsys.com. The information on our Company’s website is not part of this filing.

Sources and Availability of Materials

We currently purchase most of our electronic components globally and directly from electronic component manufacturers and large electronic distributors. During the COVID pandemic, we, like many other companies in our industries, experienced significant supply chain and shipping disruptions. More recently, we are experiencing shifts in customer order patterns as they seek to reduce fulfillment times, which requires changes to our procurement strategies and inventory investments. We attempt to overcome these changes through advanced supply chain solutions we develop in partnership with our customers, a commitment to strong supplier partnerships and risk management tools.

Major Customers

One customer individually, accounted for at 27.7% of net sales for the year ended December 31, 2024, and two customers, individually, accounted for 25.7% and 10.3%, respectively, of net sales for the year ended December 31, 2023.

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

Research and Development

We perform research and development for customers on an as requested, project and program basis for development of conceptual engineering and design activities as well as products moving into production. We spent approximately $1.2 million on product research and development in each of the years ended December 31, 2024 and 2023. We continue to explore opportunities for developing proprietary manufacturing methods or products, particularly in complex wire and cable interconnect technologies.

Environmental Law Compliance

We believe that our manufacturing facilities are currently operating in compliance with local, state, and federal environmental laws. We plan to continue acquiring environmentally efficient equipment and incurring the expenditures we deem necessary for compliance with applicable laws. Expenditures relating to compliance for operating facilities incurred in the past have not significantly affected our capital expenditures, earnings or competitive position.

Government Regulation

As a medical device manufacturer, we have additional compliance requirements. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality Management System Regulation (“QMSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA. To support the quality requirements of our Aerospace and Defense market customers, all our US locations are International Traffic in Arms Regulations (“ITAR”) compliant.

Human Capital Resources

We have 701 full-time and 43 part-time/temporary employees as of December 31, 2024, none which are covered by union agreements. Manufacturing personnel, including direct, indirect support and sales functions, comprise 657 employees, while general administrative employees total 44.

Foreign Operations and Export Sales from Our Domestic Operations

We have leased manufacturing facilities in Monterrey, Mexico and Suzhou, China. Monterrey, Mexico has approximately $687,000 and $747,000 in long-term assets, and $1,758,000 and $2,123,000 of net operating lease assets as of December 31, 2024 and 2023, respectively. Suzhou, China has approximately $812,000 and $861,000 in long-term assets, and $685,000 and $278,000 of net operating lease assets as of December 31, 2024 and 2023, respectively. Export sales from our U.S. domestic operations represented 3.4% and 4.1% of net sales for the years ended December 31, 2024 and 2023, respectively.

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

One customer accounted for at 27.7% of net sales for the year ended December 31, 2024, and two customers, individually, accounted for 25.7% and 10.3%, respectively, of net sales for the year ended December 31, 2023. The loss of a substantial portion of net sales to our largest customers could have a material adverse effect on us.

We are dependent on suppliers for components and raw materials and may experience shortages, extended lead times, cost premiums and shipment delays that would adversely affect our customers and us.

We purchase raw materials, commodities and components for use in our production process. Increased costs of these materials could have an adverse effect on our production costs if we are unable to pass along price increases or reduce the other cost of goods produced through cost improvement initiatives. Fuel and energy cost increases could also adversely affect our freight and operating costs. Due to customer specifications and requirements, we are dependent on suppliers to provide critical electronic and other components and materials for our operations that could result in shortages of some of the components needed for production. Component shortages may result in an inability to deliver products on time or at all, expedited freight, overtime premiums and increased component costs. In addition to the financial impact on operations from lost net sales and increased cost, there could potentially be harm to our customer relationships. To reduce the effects of supply chain disruption for our customers, we purchase and hold raw material and finished goods inventory, which results in a reduction of cash available. If we are unable to sell such inventory or sell such inventory within a reasonable timeframe, it may adversely affect our operations and financial results.

Our customers cancel orders, change order quantity, timing and specifications that if not managed would have an adverse effect on the timing of net sales and inventory carrying costs.

We face, through the normal course of business, customer cancellations and rescheduled orders and are not always successful in recovering the costs of such cancellations or rescheduling. With every new product or substantial redesign of a product, we utilize our new product introduction process. Such process is intended to improve the manufacturability, compliance with customer specifications and quality standards relating to the product but may result in delays in commencement of production impacting the timing of net sales. In addition, excess and obsolete inventory losses as a result of customer order changes, cancellations, product changes and contract termination could have an adverse effect on our operations. We record inventory at the lower of cost or net realizable value in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for exposures related to the estimated impact from these possibilities.

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

The markets for our engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business to generate engineering net sales will depend upon our ability to hire and retain qualified engineering personnel and maintain and enhance our technological leadership. Although we believe that we currently can provide the value-added engineering services that are required by our customers, there is no certainty that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render the engineering services we currently provide obsolete or uncompetitive. The acquisition and implementation of new engineering knowledge, technical skills and related equipment may require significant expense that could adversely affect our operating results, as could our failure to anticipate and adapt to our customers’ changing technological requirements.

We operate in highly competitive industries, and we depend on continuing outsourcing by Original Equipment Manufacturers (“OEM”).

We compete against many companies that engineer and manufacture complex electromedical and electromechanical medical device, medical imaging, aerospace and defense, and industrial products. The larger global competitors have more resources and greater economies of scale and have more geographically diversified international operations. We also compete with OEM operations that are continually evaluating manufacturing products internally against the advantages of outsourcing or delaying their decision to outsource. We may also be at a competitive disadvantage with respect to price when compared to manufacturers with excess capacity, lower cost structures and availability of lower cost labor.

Competitive factors in our targeted markets are believed to be product and service pricing, quality, the ability to meet delivery schedules, customer service, value-added engineering, technology solutions and geographic location. We also expect that our competitors will continue to improve the performance of their current products or services, to reduce their current products or service sales prices and improve services that may be offered. Any of these could cause a decline in net sales, loss of market share, or lower profit margin.

The availability of excess manufacturing capacity of our competitors also creates competitive pressure on price and winning new business. We must continue to provide a quality product, be responsive and flexible to customers’ requirements, and deliver to customers’ expectations. Our lack of execution could have an adverse effect on our results of operations and financial condition.

The manufacture and sale of products carries potential risk for product liability claims and warranty claims.

We generally are required to represent and warrant to our customers that the goods and services we deliver are free from defects in material and workmanship generally for one year. Certain customers require longer warranty periods. If a product liability claim results in our being liable, it could have a material adverse effect on our business and financial position. We have insurance coverage for product liability claims, but there can be no assurances that the amount of coverage will be adequate or that insurance proceeds will be available for a particular claim. Our insurance may not cover claims for non-conformance or defective products that are not product liability claims from customers.

The Company is majority owned by one group of shareholders, and those shareholders may be able to take actions that do not reflect the will or best interests of other shareholders.

Curtis Squire, Inc. and the Kunin family, collectively as a group, own a majority of our common stock. As a result, our majority shareholder group will have the ability to elect all of the members of our Board of Directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our articles of incorporation, as amended and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with interests of other shareholders.

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

We operate manufacturing facilities in Mexico and China. Our operations in those countries are subject to risks that could adversely impact our financial results and costs, such as economic or political volatility, foreign legal and regulatory requirements, international trade relations factors (such as tariffs, trade sanctions, duties, export controls and other trade restrictions), protection of our and our customers’ intellectual property and proprietary technology in certain countries, potentially burdensome taxes, crime, employee turnover, staffing, managing personnel in diverse culture, labor instability, transportation delays, and foreign currency fluctuations. Legal and regulatory requirements in Mexico and China are continually changing which may and has affected our ability to predict timing and/or whether we will receive applicable tax refunds such as VAT tax refunds. The changing regulatory environment may impact negatively the timing and recognition of such net sales and/or whether we ultimately collect cash from these net sales.

We face risks arising from the restructuring of our operations.

In recent years, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings. These initiatives have included reducing the size of our workforce, changing the number and location of our production facilities in an effort to align our capacity and infrastructure with current and anticipated customer demand. The process of restructuring entails, among other activities, moving production between facilities, transferring programs from higher cost geographies to lower cost geographies, closing facilities, reducing size of our workforce, realigning our business processes and reorganizing our management.

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

We have and may be required to take additional restructuring charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements or following divestitures. We may consolidate or divest certain manufacturing facilities or transfer certain of our operations to other geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted.

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

We rely on information systems, some of which are managed by third parties, to store, process and transmit confidential information, including financial reporting, inventory management, procurement, invoicing and electronic communications, belonging to our customers, our suppliers, our employees and/or us. We monitor and mitigate our exposure to cybersecurity issues and modify our systems when warranted and we have implemented certain business continuity items, including leveraging our multiple sites for redundancies, as well as backup and restore methods inclusive of off-site, secure hosted and cloud based third-party providers. Nevertheless, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, computer viruses, cyberattacks and security breaches, ranging from uncoordinated individual attempts to gain unauthorized access to our information technology systems to sophisticated and targeted measures. These include data theft, malware, phishing, ransomware attacks, or other cybersecurity threats or incidents. The increased use of mobile technologies and the internet of things can heighten these and other operational risks. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data and outages, our operations could be disrupted. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions) and negative publicity and any of these could adversely affect our financial results.

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

We have made investments in research and development (“R&D”) of new technologies that we believe if successful will strengthen our relationships with customers. Our intent is that the Company own intellectual property arising from R&D activities. To the extent that those investment efforts are unsuccessful, our competitive position may be harmed, and we may not realize a return on our investments.

To compete more successfully, we believe it is advantageous to maintain an effective R&D program to develop new products and manufacturing processes that will benefit our customers. Our R&D efforts are currently funded through investment of capital generated from operations, and we incurred R&D expenses of approximately $1.2 million in each of the years ended December 31, 2024 and 2023. We are focusing our R&D efforts across several key areas, including development of fiber optic technologies for a wide range of applications like active optical cables, expanded beam technology and physical contact cables.

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

Our credit agreement contains financial and operating covenants with which we must comply. Effective as of February 29, 2024, we entered into a new credit agreement with Bank of America (the “Revolver”.) Our Revolver contains financial and operating covenants with which we must comply. Our compliance with these covenants is dependent on our financial results, which are subject to fluctuation as described elsewhere in these risk factors. We were not in compliance with financial covenants related to the maximum operating expense contributions to our Mexican operations in the first and second quarters of 2024. We received a waiver of the Mexican operating expenses event of default from the bank in August 2024. On March 27, 2025, we amended the Revolver agreement to waive the leverage ratio and minimum charge coverage ratio events of default as of December 31, 2024 and March 31, 2025 and to further defer the Company’s compliance with these ratios until the third quarter of 2025, and reset compliance thresholds for our covenant ratios for 2025. We have included the Amendment No. 1 to Credit Agreement, Waiver, and Consent as an exhibit to this filing and any description of that document contained in this risk factor is only a summary and is qualified by its entirety by the Amendment No. 1 to Credit Agreement, Waiver, and Consent. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

Our exposure to financially troubled customers, start-up businesses or suppliers may adversely affect our financial results.

We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. Also, we provide services and products to new and high growth companies. If our customers experience financial difficulty or lack of funding for operations, we could have difficulty recovering amounts owed to us from these customers, or demand for our services or products from these customers could decline. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supply necessary to fulfill production requirements and meet scheduled shipments. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in expenses for expected accounts receivable credit losses and inventory write-offs, a reduction in net sales, and an increase in our working capital requirements due to higher inventory levels and in days our accounts receivables are outstanding.

Changes in foreign currency translation rates could adversely impact our net sales and earnings.

Changes in foreign currency exchange rates will impact our reported net sales and earnings. Substantially all our net sales are transacted in U. S. Dollars. A majority of our manufacturing and cost structure is based in the United States and transacted in U.S. Dollars. We have exposures to local currencies for certain net sales in China denominated in Chinese Yuan, value added tax receivables denominated in the Mexican Peso, as well as certain costs incurred at our facilities in China and Mexico that are denominated in their respective local currencies. Significant fluctuations in foreign exchange rates between the U.S. dollar and foreign currencies may adversely affect our results of operations.

Our Mexico facility operates as a maquiladora, and its financial records are kept in Mexican Pesos. As the function currency of the maquiladora is the U. S. Dollar, we translate the Mexican Pesos financial records into U. S. Dollars and record a currency translation gain or loss in the statement of operations. These translation gains or losses may be material to the financial results of the Company. For the years ended December 31, 2024 and 2023, we recorded translation losses of $137 thousand and $54 thousand, respectively. The majority of these losses were related to the translation of value added tax receivables denominated in Mexican Pesos.

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

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Any failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results or cause us to fail to meet our reporting obligations. As we expand our business operations both within the United States and internationally, we will need to maintain effective internal controls over financial reporting and disclosure controls and procedures.

Our services involve other inventory risk.

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

Demand for our products and services depends upon worldwide economic conditions, including but not limited to overall economic growth rates, construction, tariffs, taxes, consumer spending and confidence, financing availability, employment rates, interest rates, inflation, defense spending levels, global politics and conflict, and the profits, capital spending, and liquidity of industrial companies.

An economic downturn or financial market turmoil may depress demand for our products and/or services in all major geographies and markets. If customers are unable to purchase our products or services because of unavailable credit or unfavorable credit terms, depressed end-user demand, or are simply unwilling to purchase our products or services, our net sales and earnings will be adversely affected. Also, we are subject to the risk that our customers will have financial difficulties, which could harm their ability to satisfy their obligation to pay accounts receivable. Further, an economic downturn may affect our ability to satisfy the financial covenants in our financing arrangements.

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

We are registered with the FDA and are subject to periodic inspection by the FDA for compliance with its Quality Management System Regulation/Medical Device Good Manufacturing Practices requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures.

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

New or changing laws, regulations, policy and standards relating to corporate governance and public disclosure, including SEC and Nasdaq regulations, domestic or international tax legislation and the implementation of significant changes in U.S. GAAP, present challenges due to complexities, assumptions and judgements required to implement. We apply judgments based on our understanding, interpretation and analysis of the relevant facts, circumstances, historical experience and valuations, as appropriate. As a result, actual amounts could differ from those estimated at the time the financial statements are issued. In addition, implementation may change the financial accounting or reporting standards that govern the preparation of our financial statements or authoritative entities could reverse their previous interpretations or positions on how various financial accounting or reporting standards should be applied. These changes may be difficult to predict and implement and could materially or otherwise impact how we prepare and report our estimates, uncertainties, financial statements, operating results and financial condition. Our efforts to comply with evolving laws, regulations, accounting policies and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention from net sales-generating activities to compliance activities and may have an adverse effect on our financial statements, including cash flows.

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

If we are not able to comply with Department of Defense cybersecurity requirements, our net sales from defense contractors could be reduced.

In 2019, the U.S. Department of Defense announced the development of Cybersecurity Maturity Model Certification (“CMMC”) as a framework to assess and enhance the cybersecurity posture of the Defense Industrial Base (“DIB”), particularly as it relates to controlled unclassified information within the supply chain. CMMC is designed to ensure that contractors providing services to the U.S. Department of Defense have implemented cybersecurity controls and processes to adequately protect information that resides on DIB systems and networks. We are working to comply with CMMC requirements with the intention of seeking CMMC level 2 compliance in 2025. If we are unsuccessful in our efforts to timely comply with CMMC requirements, our ability to maintain contracts with customers that are defense contractors and resulting net sales may be impacted negatively.

Item 1B. Unresolved Staff Comments

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1C. Cybersecurity

We recognize the critical importance of maintaining the safety and security of our systems and data and have a process for overseeing and managing cybersecurity and related risks. This process is supported by both management, as well as our Board of Directors and our Science and Technology Committee. The current chair of our Science and Technology Committee is a National Association of Corporate Directors (“NACD”) certified cybersecurity expert.

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

While we have experienced cybersecurity incidents in the past, to date none have materially affected the Company or our financial position, results of operations and/or cash flows. We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see Item 1A. “Risk Factors.”

Item 2. Properties

Administration

Our corporate headquarters consists of an approximately 14,000 square feet building located in Maple Grove, Minnesota, a northwestern suburb of Minneapolis, Minnesota, and its lease expires August 2033.

Manufacturing facilities

Our manufacturing facilities are in good operating condition, and we believe our overall production capacity is sufficient to handle our foreseeable manufacturing needs and customer requirements. The following are our manufacturing facilities as of December 31, 2024:

			Manufacturing Space	Office Space	Total
Location	Own/Lease	Lease End Date	Square Feet	Square Feet	Square Feet
Bemidji, MN	Lease	August 31, 2035	56,000	13,000	69,000
Blue Earth, MN (1)	Own		92,000	48,000	140,000
Milaca, MN	Lease	June 30, 2030	15,000	5,000	20,000
Mankato, MN	Lease	August 31, 2035	43,000	15,000	58,000
Monterrey, Mexico	Lease	January 24, 2029	67,000	10,000	77,000
Suzhou, China	Lease	February 28, 2024	27,000	3,000	30,000
Suzhou, China	Lease	January 20, 2027	15,000	-	15,000
Suzhou, China	Lease	October 17, 2026	15,000	-	15,000
Suzhou, China	Lease	November 22, 2028	2,000	-	2,000

(1)	In December 2024 we ceased manufacturing at our Blue Earth, MN facility and are currently seeking to sell this facility and underlying land.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 12, 2025, there were 590 shareholders of record. Our stock is listed on the NASDAQ Capital Market under the symbol “NSYS”. We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2024 or 2023. Future dividend policy and payments, if any, will depend upon earnings, our financial condition, our need for funds, limitations on payments of dividends present in our current or future debt agreements and other factors.

Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High

March 31, 2024	$9.13	$14.35
June 30, 2024	$10.19	$19.15
September 30, 2024	$11.00	$15.55
December 31, 2024	$9.53	$13.90

March 31, 2023	$10.37	$16.52
June 30, 2023	$9.00	$11.26
September 30, 2023	$8.76	$10.89
December 31, 2023	$7.45	$10.27

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In May 2024, our Board of Directors approved a share repurchase program authorizing up to $100,000 in share repurchases. This share repurchase program commenced in August 2024 and expired in October 2024 upon completion of the program. We purchased 8,185 shares of the Company’s common stock at an average price of $12.09 per share.

Equity Compensation Plan Information

Certain information with respect to our equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Minnesota, United States based full-service global EMS contract manufacturer in the Medical Device, Medical Imaging, Aerospace and Defense and Industrial markets offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex electromedical and electromechanical products including medical devices, wire and cable assemblies, printed circuit board assemblies, complex higher-level assemblies and other box builds for a wide range of industries. As of December 31, 2024, we have facilities in Minnesota: Bemidji, Mankato, Milaca and Maple Grove. We closed our facility in Blue Earth, Minnesota in December 2024 and are currently seeking to sell this facility. We also have facilities in Monterrey, Mexico and Suzhou, China.

Our net sales are derived from complex designed products built to the customers’ specifications. The products we manufacture are engineered and designed products that require sophisticated manufacturing support. Quality, on-time delivery, and reliability are of upmost importance. Our goal is to expand and diversify our customer base by focusing on sales and marketing efforts that fit our value-added service, early engagement design, and development strategy. We continue to focus on lean manufacturing initiatives, quality and on-time delivery improvements to increase asset utilization, reduce lead times and provide competitive pricing.

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

All dollar amounts are stated in thousands of U.S. dollars.

Operating Results

Net Sales. Net sales for the year ended December 31, 2024 and 2023 were $128,133 and $139,332, respectively, a year over year decrease of $11,199 or 8.0%. The following is a summary of net sales by our major industry markets:

	Year Ended December 31,
	2024	2023	Increase (Decrease)
Medical Device	$34,636	$38,758	$(4,122)	(10.6)%
Medical Imaging	37,492	39,908	(2,416)	(6.1)%
Industrial	35,517	40,113	(4,596)	(11.5)%
Aerospace and Defense	20,488	20,553	(65)	(0.3)%
Total net sales	$128,133	$139,332	$(11,199)	(8.0)%

●	Medical Device: Net sales to our Medical Device customers decreased $4,122, or 10.6%, in the year ended December 31, 2024 as compared with the same period in 2023. The decrease was primarily due to inventory re-balancing with existing customers and timing of customer product launches.

●

Medical Imaging: Net sales to our Medical Imaging customers decreased $2,416, or 6.1%, in the year ended December 31, 2024 as compared with the same period in 2023. The decrease was primarily due to inventory re-balancing with existing customers, timing of customer product launches and lower average sales prices as we moved several programs to our Monterrey, Mexico facility.

●	Industrial: Net sales to our Industrial customers decreased $4,596, or 11.5%, in the year ended December 31, 2024 as compared with the same period in 2023. The decrease in net sales was primarily due to Industrial customers’ efforts to reduce their inventory investments, delayed program launches with several customers as well as sales headwinds in several markets for which we provide products for these customers.

●	Aerospace and Defense: Net sales to our Aerospace and Defense customers decreased $65, or 0.3%, in the year ended December 31, 2024, as compared with the same period in 2023. Growth in this market was negatively impacted by the closure of Blue Earth facility in December 2024 and the movement of these customers programs to our Bemidji facility as well as the timing of customer approvals to approve this move. As a result, fourth quarter net sales in this market decreased from $6,055 in 2023 to $2,609 in 2024.

Backlog. Our 90-day shipment backlog as of December 31, 2024 was $26,451, down 24.8% from December 31, 2023. Our 90-day backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be shipped within 180 days.

Our total order backlog as of December 31, 2024 was $65,852, a 28.2% decrease from December 31, 2023. As the supply chain lead times have normalized, customers are returning to their pre-pandemic ordering practices, which has resulted in a decrease in our backlog. We continue to experience reduced visibility to net sales in the next several quarters as customers are rebalancing their inventories and, therefore, deferring the placement of some orders, as well as shortening their order to fulfilment lead teams.

90-day and total shipment backlog by our major industry markets are as follows:

	December 31, 2024		December 31, 2023		% Change
	90 Day	Total	90 Day	Total	90 Day	Total
Medical Device	$6,953	$21,706	$10,350	$34,471	(32.8)%	(37.0)%
Medical Imaging	7,168	10,353	7,757	13,122	(7.6)%	(21.1)%
Industrial	5,173	7,306	8,644	13,857	(40.2)%	(47.3)%
Aerospace and Defense	7,157	26,487	8,416	30,234	(15.0)%	(12.4)%
Total backlog	$26,451	$65,852	$35,167	$91,684	(24.8)%	(28.2)%

The 90-day and total backlog as of December 31, 2024 includes orders already recognized in net sales and included in the contract asset value of $13,792.

Operating Costs and Expenses.

Net sales, cost of goods sold, gross profit, and operating costs were as follows:

	Year Ended December 31,
	2024	2023	Increase/(Decrease)
Net sales	$128,133	$139,332	$(11,199)		(8.0)%
Cost of goods sold	111,411	116,228	(4,817)		(4.1)%
Gross profit	16,722	23,104	(6,382)		(27.6)%
Gross margin percentage (1)	13.1%	16.6%	(353)	bpc(2)
Selling	3,446	3,598	(152)		(4.2)%
% of Net sales	2.7%	2.6%
General and administrative	11,709	12,354	(645)		(5.2)%
% of Net sales	9.1%	8.9%
Research and development	1,191	1,199	(8)		(0.7)%
% of Net sales	0.9%	0.9%
Restructuring charges	571	-	571		-%
% of Net sales	0.4%	-%
Operating (loss) income	(195)	5,953	(6,148)		(103.3)%
% of Net sales	(0.2)%	4.3%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.

Gross profit and gross margins. Gross profit as a percent of net sales was 13.1% and 16.6% for the years ended December 31, 2024 and 2023, respectively. The decrease in gross profit as a percentage of net sales in 2024 as compared with the same prior-year periods was the result of lower net sales, as discussed above, and corresponding lower operating leverage from reduced production at a number of our manufacturing facilities, as well as incremental costs associated included in costs of goods sold related to the closure of our Blue Earth facility and moving production to our Bemidji facility.

Selling expenses. Selling expenses decreased slightly in the year ended December 31, 2024 as compared with 2023 as the result of lower incentive compensation expense in 2024.

General and administrative expenses. General and administrative expenses decreased $645, or 5.2% in the year ended December 31, 2024 as compared with the 2023 as the result of lower incentive compensation expense in 2024.

Restructuring charges. Restructuring charges were $571 in the year ended December 31, 2024 for employee retention bonuses, disposal and moving costs associated with the closure of our Blue Earth facility.

Operating (loss) income. Operating (loss) income for the years ended December 31, 2024 and 2023 were $(195), or (0.2)% of net sales, and as compared with $5,953, or 4.3% of net sales, respectively. The decreases were driven by lower in net sales and resulting gross margin, incremental costs associated with the closure of the Blue Earth facility included in costs of sales as well as restructuring expense, offset by lower incentive compensation of $1,643 in 2024 as we did not meet our bonus objectives.

Other expense

Interest expense. Interest expense was $744 and $487 for the years ended December 31, 2024 and 2023, respectively. This increase was driven by higher borrowings under our line of credit arrangement. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements.

Income taxes. Our effective tax rates for the years ended December 31, 2024 and 2023 were (37.9)% and 25.8%, respectively. The primary drivers of the change in the effective tax rates relate to changes in pretax book income between the years and the 2023 recording of a $2.6 million tax benefit from the reduction of our valuation allowance for deferred tax assets.

Net (Loss) Income. Our net loss in 2024 was $1,295 or $0.47 per diluted and basic common share. Our net income in 2023 was $6,874 or $2.38 per diluted and $2.53 per basic common share.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations, and cash on hand will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the next year from the date of this filing with the Securities and Exchange Commission.

Credit Facilities

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

The Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. These ratios are calculated based on trailing twelve-month results. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of outstanding borrowings. The Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027. We were not in compliance with financial covenants related to the maximum operating expense contributions to our Mexican operations in the first and second quarters of 2024. We have received a waiver of this event of default from the bank. On March 27, 2025, we amended (the “Amendment”) the Revolver to waive our non-compliance with the leverage ratio and minimum fixed charge ratio as of December 31, 2024, and March 31, 2025. Further, the Amendment defers the Company’s compliance with these ratios until the third quarter of 2025 at which time the Company must maintain (a)  a leverage ratio of 3.5 times or less in the third quarter of 2025, and 2.5 times or less for each subsequent quarter; and (b)  a minimum fixed charge coverage ratio to 1.25 times for the third quarter of 2025 and each quarter thereafter.  The Company must also maintain EBITDA (earnings before interest, taxes depreciation and amortization) as of the end of the second quarter and third quarter of at least $1,600. In addition, the Amendment requires the Company to maintain unrestricted cash and Revolver availability of at least $2.5 million at each month end in the second quarter of 2025, $2.75 million at month end July 2025 and $3.0 million at the end of August and September 2025.  The Amendment also requires the Company to provide incremental monthly reporting and increased the Company’s borrowing rate by one percent until the Company is in compliance with the original terms of the Revolver. We have included the Amendment No. 1 to Credit Agreement, Waiver, and Consent as an exhibit to this filing and any description of that document contained in this risk factor is only a summary and is qualified by its entirety by the Amendment No. 1 to Credit Agreement, Waiver, and Consent.

Under the amended Bank of America credit agreement signed February 29, 2024, the line of credit is subject to variations in the SOFR index rate. Under the prior credit agreement with Bank of America, the line of credit borrowing availability was restricted by a defined asset borrowing base, and interest was based on variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 7.7% and 8.3% as of December 31, 2024 and 2023, respectively. We had borrowings on our line of credit of $8,695 and $5,846 outstanding as of December 31, 2024 and 2023, respectively. As of December 31, 2024 we had unused availability on the line of credit of $6,305.

The Company has an interim funding agreement as of December 31, 2024 with a bank related to $345 of deposits made on equipment purchases that will be funded through a finance lease when the equipment is received and operational. As of December 31, we have $345 outstanding on the interim funding agreement for equipment.

The line of credit is shown net of debt issuance costs of $61 and $31 on the consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.

Our China operation has a financing agreement with China Construction Bank which provides for a line of credit arrangement of 10,000,000 Renminbi (RMB) (approximately 1.4 million USD) that expires on September 9, 2025. No amounts were outstanding under this financing arrangement as of December 31, 2024 or 2023. The interest rate as of December 31, 2024 was approximately 4%.

Cash flows for the years ended December 31, 2024 and 2023 are summarized as follows:

	2024	2023
Cash flows provided by (used in):
Operating activities	$(2,250)	$1,769
Investing activities	(1,263)	(1,284)
Financing activities	2,765	(1,281)
Effect of exchange rate changes on cash	(11)	(10)
Net change in cash and cash equivalents	$(759)	$(806)

Cash used in operating activities for the year ended December 31, 2024 was $2,250 compared with cash provided by operations of $1,769 for the year ended December 31, 2023. In 2024, the cash used in operating activities was driven by the timing of accounts payable payments and the payment of accrued bonus expenses. In 2023, the cash provided by operating activities was driven by net income.

Net cash used in investing activities was $1,263 for the year ended December 31, 2024 and net cash used in investing activities was $1,284 for the year ended December 31, 2023. Cash used in investing activities in both years primarily relates to the purchase of property and equipment.

Net cash provided by financing activities in 2024 of $2,765 consisted primarily of net proceeds from the line of credit of $2,849 and proceeds from notes payable of $345. The cash used by financing activities in 2023 of $1,281 consisted primarily of net payments on the line of credit of $1,050 and capital lease payments of $390.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements, the reported amounts of net sales and expenses during the reporting periods presented, as well as our disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including, but not limited to, valuation allowance for inventories, allowance for credit losses, realizability of deferred tax assets and long-lived asset impairment testing.

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

Revenue Recognition

Our net sales are comprised of product, engineering services and repair services. All net sales are recognized when the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service to our customer either when (or as) our customer obtains control of the product or service, with the majority of our net sales being recognized over time including goods produced under contract manufacturing agreements and services net sales. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. Most of our contracts have a single performance obligation and require that we provide services and products that are unique to each customer’s designed products and have no alternative usage. As of December 31, 2024, the Company has recorded a contract asset of $13,792 for unbilled customer net sales included in net sales. Net sales are recorded net of returns, allowances and customer discounts. Our net sales for services were less than 10% of our total sales for all periods presented, and accordingly, are included in net sales in the consolidated statements of operations and comprehensive (loss) income. Sales, value added, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from net sales) basis. Shipping and handling costs charged to our customers are included in net sales, while the corresponding shipping expenses are included in cost of goods sold.

Long-Lived Assets Impairment

We evaluate long-lived assets, primarily property and equipment, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. As of December 31, 2024, the Company’s common stock was trading at a value less than the Company’s net equity value. As such, the Company evaluated future undiscounted cash flows and determined that no long-lived asset impairment was required as of December 31, 2024.

Inventory Valuation

Inventory are recorded at the lower of cost or net realizable value for inventory that may have a lower net realizable value than cost or quantities in excess of future production needs. Certain raw material inventories are purchased solely to meet a customer’s unique manufacturing requirements. We seek to require our customers to prepay for end of life or certain inventory in excess of current customer order quantities. We have an evaluation process to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. This process includes an evaluation of our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We periodically review the underlying inventory reserve assumptions based on recent trends. As of December 31, 2024, we had an inventory reserve of $1,446.

Income Taxes

Significant judgment is required in evaluating our tax positions and in determining income tax expense, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. We evaluate the recoverability of deferred tax assets based on available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. We establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of the deferred tax assets will not be realized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases) to the deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. In 2023, we recorded a $2,600 tax benefit as we reversed a previously established valuation allowance against our net U.S. deferred tax assets. During 2024, we concluded that it was more likely than not we would realize our recorded net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income or tax liability in either the carryback or carry-forward periods under the tax law. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in future reporting periods that could have a material effect on our results of operations.

We establish reserves for uncertain tax positions when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. If we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) a completion of a tax audit, (ii) effective settlement of an issue, (iii) a change in applicable tax law including a tax case or legislative guidance, or (iv) the expiration of the applicable statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our results of operations. Our reserve for uncertain tax positions aggregated $97 as of December 31, 2024.

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

TABLE OF CONTENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Item 8. Financial Statements and Supplementary Data

(The remainder of this page was intentionally left blank.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Nortech Systems Incorporated and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 31, 2025

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(IN THOUSANDS, EXCEPT SHARE DATA)

	2024	2023

Net sales	$128,133	$139,332
Cost of goods sold	111,411	116,228
Gross profit	16,722	23,104
Operating expenses
Selling	3,446	3,598
General and administrative	11,709	12,354
Research and development	1,191	1,199
Restructuring charges	571	-
Total operating expenses	16,917	17,151
(Loss) income from operations	(195)	5,953
Other expense
Interest expense	(744)	(487)
(Loss) income before income taxes	(939)	5,466
Income tax expense (benefit)	356	(1,408)
Net (loss) income	$(1,295)	$6,874

Net (loss) income per common share:
Basic (in dollars per share)	$(0.47)	$2.53
Weighted average number of common shares outstanding - basic (in shares)	2,755,041	2,722,135
Diluted (in dollars per share)	$(0.47)	$2.38
Weighted average number of common shares outstanding – diluted (in shares)	2,755,041	2,885,879

Other comprehensive (loss) income
Foreign currency translation	(445)	(162)
Comprehensive (loss) income, net of tax	$(1,740)	$6,712

See accompanying notes to consolidated financial statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(IN THOUSANDS, EXCEPT SHARE DATA)

	2024	2023
ASSETS
Current assets:
Cash	$916	$960
Restricted cash	-	715
Accounts receivable, less allowances of $196 and $358	14,875	19,279
Inventories, net	21,638	21,660
Contract assets	13,792	14,481
Prepaid assets and other assets	4,094	1,698
Total current assets	55,315	58,793

Property and equipment, net	6,232	6,513
Operating lease assets	8,139	6,917
Deferred tax assets	2,575	2,641
Other intangible assets, net	174	263
Total assets	$72,435	$75,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,582	$15,924
Accrued payroll and commissions	1,841	4,138
Customer deposits	5,140	4,068
Current portion of operating leases	1,175	1,033
Current portion of finance lease obligations	143	356
Other accrued liabilities	1,547	1,063
Total current liabilities	21,428	26,582

Long-term liabilities:
Long-term line of credit	8,634	5,815
Long-term operating lease obligations, net of current portion	7,773	6,763
Long-term finance lease obligations, net of current portion	311	209
Other long-term liabilities	284	414
Total long-term liabilities	17,002	13,201
Total liabilities	38,430	39,783

Shareholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	250	250
Common stock - $0.01 par value; 9,000,000 shares authorized; 2,760,793 and 2,740,178 shares issued and outstanding, respectively	28	27
Additional paid-in capital	17,329	16,929
Accumulated other comprehensive loss	(977)	(532)
Retained earnings	17,375	18,670
Total shareholders’ equity	34,005	35,344
Total liabilities and shareholders’ equity	$72,435	$75,127

See accompanying notes to consolidated financial statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(IN THOUSANDS)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,295)	$6,874
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,649	1,891
Amortization	89	159
Compensation on stock-based awards	461	423
Deferred taxes	(12)	(2,362)
Change in accounts receivable allowance	(162)	24
Change in inventory reserves	280	26
Gain on disposal of property and equipment	(23)	-
Changes in current operating items
Accounts receivable	4,405	(3,432)
Employee retention credit receivable	-	2,650
Inventories	(400)	716
Contract assets	689	(4,514)
Prepaid expenses	(2,049)	(147)
Income taxes	(333)	(832)
Accounts payable	(3,956)	483
Accrued payroll and commissions	(2,289)	(661)
Customer deposits	1,071	553
Other accrued liabilities	(375)	(82)
Net cash (used in) provided by operating activities	(2,250)	1,769

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	7	-
Purchases of property and equipment	(1,270)	(1,284)
Net cash used in investing activities	(1,263)	(1,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	129,793	124,552
Payments to line of credit	(126,944)	(125,602)
Proceeds from notes payable	345	-
Principal payments on financing leases	(367)	(390)
Share repurchases	(100)	-
Stock option exercises	38	159
Net cash provided by (used in) financing activities	2,765	(1,281)

Effect of exchange rate changes on cash	(11)	(10)

Net change in cash and cash equivalents	(759)	(806)
Cash and cash equivalents - beginning of year	1,675	2,481
Cash and cash equivalents - end of year	$916	$1,675

Reconciliation of cash and restricted cash reported within the consolidated balance sheets:
Cash	$916	$960
Restricted cash	-	715
Total cash and restricted cash reported in the consolidated statements of cash flows	$916	$1,675

Supplemental disclosure of cash flow information:
Cash paid for interest	$764	$503
Cash paid for income taxes	473	1,751

Supplemental noncash investing and financing activities:
Property and equipment purchases in accounts payable	$254	$680
Property acquired under operating leases	2,336	261
Equipment acquired under finance leases	256	-

See accompanying notes to consolidated financial statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(IN THOUSANDS)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of December 31, 2022	250	$250	2,691	$27	$16,347	$(370)	$11,826	$28,080
Net income	-	-	-	-	-	-	6,874	6,874
Foreign currency translation adjustment	-	-	-	-	-	(162)	-	(162)
Compensation on stock-based awards	-	-	-	-	423	-	-	423
Stock option exercises	-	-	49	-	159	-	-	159
Cumulative adjustment related to adoption of ASC 326 (current expected credit loss)	-	-	-	-	-	-	(30)	(30)
Balance as of December 31, 2023	250	$250	2,740	$27	$16,929	$(532)	$18,670	$35,344

Net loss	-	-	-	-	-	-	(1,295)	(1,295)
Foreign currency translation adjustment	-	-	-	-	-	(445)	-	(445)
Compensation on stock-based awards	-	-	-	-	461	-	-	461
Stock option exercises	-	-	29	2	38	-	-	38
Stock repurchases	-	-	(8)	(1)	(99)	-	-	(100)
Balance as of December 31, 2024	250	$250	2,761	$28	$17,329	$(977)	$17,375	$34,005

See accompanying notes to consolidated financial statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Nortech Systems Incorporated and Subsidiaries (“the Company”, “we”, “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Restricted Cash

Cash and cash equivalents classified as restricted cash on our consolidated balance sheets are restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of December 31, 2023 was $715. The December 31, 2023 restricted cash balance included lockbox deposits that are temporarily restricted due to timing at the period end. The lockbox deposits are applied against our line of credit the next business day.

Accounts Receivable and Allowance for Expected Losses

We grant credit to customers in the normal course of business. Accounts receivable is unsecured and presented net of an allowance for doubtful accounts. The allowance for expected losses was $196 and $358 as of December 31, 2024 and 2023, respectively.

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

Inventories are as follows as of December 31:

	2024	2023
Raw materials	$21,122	$20,863
Work in process	892	1,033
Finished goods	1,070	934
Reserves	(1,446)	(1,170)
Total	$21,638	$21,660

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

(in years)
Building	39
Leasehold improvements	3 - 15
Manufacturing equipment	3 - 7
Office and other equipment	3 - 7

Property and equipment as of December 31, 2024 and 2023:

	2024	2023
Land	$148	$148
Building and leasehold improvements	6,027	6,041
Manufacturing equipment	20,807	19,877
Office and other equipment	6,523	7,385
Accumulated depreciation and amortization	(27,273)	(26,938)
Total property and equipment, net	$6,232	$6,513

Long-Lived Asset Impairment

We evaluate long-lived assets, primarily property and equipment, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. As of December 31, 2024, the Company’s common stock was trading at a value less than the Company’s net equity value. As such, the Company evaluated future undiscounted cash flows and determined that no long-lived asset impairment was required as of December 31, 2024. No impairment of long-lived assets was recorded during the years ended December 31, 2024 or 2023.

Assets Held for Sale

We classify long-lived assets as held-for-sale when the criteria for such classification are met. These criteria include management’s commitment to a plan to sell the asset, the asset being available for immediate sale in its present condition, an active program to locate a buyer, the sale being probable and expected to be completed within one year, and the asset being actively marketed for sale at a price that is reasonable in relation to its current fair value.

Preferred Stock

Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and if declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends declared but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2024 and 2023.

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

The majority of our net sales are derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use, and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the net sales are recognized at a point in time, generally upon shipment. Net sales under contract manufacturing agreements that was recognized over time accounted for approximately 76% and 79% of our net sales for the years ended December 31, 2024 and 2023, respectively. Net sales under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

Contract Assets

Contract assets, recorded as such in the consolidated balance sheets, consist of unbilled amounts related to net sales recognized over time. Changes in the contract assets balance during the years ended December 31, 2024 and 2023 were as follows:

Balance outstanding as of December 31, 2022	$9,982
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	110,195
Allowance for current expected credit losses	(12)
Amounts invoiced during the period	(105,684)
Balance outstanding as of December 31, 2023	$14,481
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	97,724
Allowance for current expected credit losses	4
Amounts invoiced during the period	(98,417)
Balance outstanding as of December 31, 2024	$13,792

We expect substantially all the remaining performance obligations for the contract assets recorded as of December 31, 2024, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

The following tables summarize our net sales by market for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical Device	$24,085	$7,487	$3,064	$34,636
Medical Imaging	29,362	8,104	26	37,492
Industrial	25,652	8,620	1,245	35,517
Aerospace and Defense	18,625	1,658	205	20,488
Total net sales	$97,724	$25,869	$4,540	$128,133

	Year Ended December 31, 2023
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical Device	$28,359	$8,095	$2,304	$38,758
Medical Imaging	32,147	7,704	57	39,908
Industrial	31,384	7,403	1,326	40,113
Aerospace and Defense	18,305	1,847	401	20,553
Total net sales	$110,195	$25,049	$4,088	$139,332

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

Advertising

Advertising costs are charged to operations as incurred and aggregated to $83 and $84 for the years ended December 31, 2024 and 2023, respectively.

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

Stock-Based Compensation

We use a Black-Scholes option-pricing model to determine the grant date fair value of our service-based incentive awards and recognize the expense on a straight-line basis over the vesting period. We determine the grant date fair value of our market-based incentive awards using a lattice simulation model and recognize the expense on a straight-line basis over the vesting period. The grant date fair value of restricted stock units is determined based on the closing market price of the Company’s common stock on the date of grant, with compensation expense recognized ratably over the applicable vesting period. See Note 8 – “Incentive Plans” for additional information.

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Dilutive net (loss) income per common share assumes the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding using the treasury stock method, unless their effect is antidilutive. For the years ended December 31, 2024 and 2023, there were restricted stock units and stock options totaling 477,541 and 81,445, respectively, excluded from the computation of diluted weighted-average shares outstanding as their inclusion would be anti-dilutive.  For the year ended December 31, 2023, the dilutive effect of outstanding stock options and non-vested restricted stock units were 163,744 equivalent common shares and were included in the computation of diluted net income per common share.

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

Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. We endeavor to use the best available information in measuring fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 3 – “Other Intangible Assets”, for more detail.

Foreign Currency Transactions

The functional currency for our Mexico subsidiary is the US dollar. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in general and administrative expense. The functional currency for our China subsidiary is the Renminbi (“RMB”). Assets and liabilities of the China subsidiary are translated from RMB into U.S. dollars at period-end rates, while income and expense are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive loss within shareholders’ equity. Foreign currency translation losses decreased consolidated shareholders’ equity by $445 and $162 for the years ended December 31, 2024 and 2023, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations and comprehensive (loss) income. Net foreign currency transaction losses included in the determination of net (loss) income was $137 and $54 for the years ended December 31, 2024 and 2023, respectively.

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU introduces a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial assets are originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods in current U.S. GAAP, which generally require that a loss be incurred before it is recognized. On January 1, 2023, we adopted the guidance prospectively with a cumulative adjustment to retained earnings and recognized an allowance for credit losses related to accounts receivable and contract assets of $30, net of tax, and a decrease in retained earnings of $30 associated with the increased estimated credit losses.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting Topic (280): Improvements to Reportable Segment Disclosure. The ASU supplements reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses We adopted ASU 2023-07 during the year ended December 31, 2024. See Note 9 – “Segment Information” in the accompanying notes to these consolidated financial statements.

Recently Issued New Accounting Standards

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

In November 2024, the FASB issued ASU No. 2024-03 (Subtopic 220-40), Disaggregation of Income Statement Expenses. The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively. The Company is currently evaluating the impact of adopting the new ASU on its consolidated financial statements and related disclosures.

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

We have certain customers whose net sales individually represented 10% or more of net sales, or whose accounts receivable balances individually represented 10% or more of total accounts receivable. One customer accounted for at 27.7% of net sales for the year ended December 31, 2024, and two customers, individually, accounted for 25.7% and 10.3%, respectively, of net sales for the year ended December 31, 2023. Two customers, individually, accounted 23.2% and 12.5%, respectively, of accounts receivable as of December 31, 2024 and 22.1% and 12.7% of accounts receivable as of December 31, 2023.

NOTE 3. OTHER INTANGIBLE ASSETS

Finite life intangible assets as of December 31, 2024 and 2023 are as follows:

	Customer Relationships	Patents	Total
Balance as of January 1, 2023	$216	$206	$422
Amortization	144	15	159
Balance as of December 31, 2023	$72	$191	$263
Amortization	72	17	89
Balance as of December 31, 2024	$-	$174	$174

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted average remaining amortization period of our intangible assets is 5.1 years. Of the patents value as of December 31, 2024, $89 are being amortized and $85 are in process as patents have not yet been issued.

Amortization expense of finite life intangible assets was $89 and $159 for the years ended December 31, 2024 and 2023, respectively.

Estimated future annual amortization expense (except projects in process) related to these assets is approximately as follows:

Year	Amount
2025	$18
2026	18
2027	18
2028	18
2029	12
Thereafter	5
Total	$89

NOTE 4. FINANCING ARRANGEMENTS

We had a $16,000 asset backed line of credit agreement with Bank of America which, as amended, was to expire on June 15, 2026. Under this credit agreement, line of credit borrowing availability was restricted by a defined asset borrowing base, and interest was based on variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. This line of credit weighted-average interest rate was 8.3% as of December 31, 2023. We had borrowings on our line of credit of $5,815 as of December 31, 2023 and we had unused availability under our line of credit of $9,400 supported by our borrowing base. The line of credit is shown net of debt issuance costs of $31 on the consolidated balance sheets for the year ended December 31, 2023.

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

The Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. These ratios are calculated based on trailing twelve-month results. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of outstanding borrowings. The Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027. We were not in compliance with financial covenants related to the maximum operating expense contributions to our Mexican operations in the first and second quarters of 2024. We have received a waiver of this event of default from the bank. On March 27, 2025, we amended (the “Amendment”) the Revolver to waive our non-compliance with the leverage ratio and minimum fixed charge ratio as of December 31, 2024, and March 31, 2025. Further, the Amendment defers the Company’s compliance with these ratios until the third quarter of 2025 at which time the Company must maintain (a)  a leverage ratio of 3.5 times or less in the third quarter of 2025, and 2.5 times or less for each subsequent quarter; and (b)  a minimum fixed charge coverage ratio to 1.25 times for the third quarter of 2025 and each quarter thereafter.  The Company must also maintain EBITDA (earnings before interest, taxes depreciation and amortization) as of the end of the second quarter and third quarter of at least $1,600. In addition, the Amendment requires the Company to maintain unrestricted cash and Revolver availability of at least $2.5 million at each month end in the second quarter of 2025, $2.75 million at month end July 2025 and $3.0 million at the end of August and September 2025.  The Amendment also requires the Company to provide incremental monthly reporting and increased the Company’s borrowing rate by one percent until the Company is in compliance with the original terms of the Revolver.  We have included the Amendment No. 1 to Credit Agreement, Waiver, and Consent as an exhibit to this filing and any description of that document contained herein is only a summary and is qualified by its entirety by the Amendment No. 1 to Credit Agreement, Waiver, and Consent.

Under the amended Bank of America credit agreement signed February 29, 2024, the line of credit is subject to variations in the SOFR index rate. Under the prior asset backed line of credit agreement with Bank of America, the line of credit borrowing availability was restricted by a defined asset borrowing base, and interest was based on variations in the Bloomberg Short-Term Bank Yield (BSBY) index rate. Our line of credit bears interest at a weighted-average interest rate of 7.7% and 8.3% as of December 31, 2024 and 2023, respectively. We had borrowings on our line of credit of $8,695 and $5,846 outstanding as of December 31, 2024 and 2023, respectively. As of December 31, 2024, we had unused availability on the line of credit of $6,305. The line of credit is shown net of debt issuance costs of $61 and $31 on the consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.

The Company has an interim funding agreement as of December 31, 2024 with a bank related to $345 of deposits made on equipment purchases that will be funded through a finance lease when the equipment is received and operational. As of December 31, we have $345 outstanding on the interim funding agreement for equipment.

Our China operation has a financing agreement with China Construction Bank which provides for a line of credit arrangement of 10,000,000 Renminbi (RMB) (approximately 1.4 million USD) that expires on September 9, 2025. No amounts were outstanding under this financing arrangement as of December 31, 2024 or 2023. The interest rate as of December 31, 2024 was approximately 4%.

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2024, we do not have material lease commitments that have not commenced. We have financing leases for certain property and equipment used in the normal course of business.

The components of lease expense were as follows for the years ended December 31:

Lease Cost	2024	2023
Operating lease cost	$2,318	$2,290
Finance lease interest cost	25	39
Finance lease amortization expense	451	727
Total lease cost	$2,794	$3,056

Supplemental balance sheets information related to leases was as follows as of December 31:

	Balance Sheets Location	2024	2023
Assets
Operating lease assets	Operating lease assets	$8,139	$6,917
Finance lease assets	Property, plant and equipment	411	636
Total leased assets		$8,550	$7,553

Liabilities
Current
Current operating lease liabilities	Current portion of operating lease obligations	$1,175	$1,033
Current finance lease liabilities	Current portion of finance lease obligations	143	356
Noncurrent
Long-term operating lease liabilities	Long term operating lease liabilities, net	7,773	6,763
Long term finance lease liabilities	Long term finance lease obligations, net	311	209
Total lease liabilities		$9,402	$8,361

Supplemental cash flow information related to leases was as follows for the years ended December 31:

	2024	2023
Operating Leases
Cash paid for amounts included in the measurement of lease liabilities	$1,821	$1,792
Operating lease assets obtained in exchange for lease obligations	$2,336	$261

The operating lease assets obtained in exchange for lease obligations in the year ended December 31, 2024 was largely due to the renewal of our lease in Maple Grove and Milaca, Minnesota, as well as leasing of additional space in our Suzhou, China facility.

Future maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2025	$1,842	$165	$2,007
2026	1,857	168	2,025
2027	1,570	60	1,630
2028	1569	60	1,629
2029	986	44	1,030
Thereafter	4,670	-	4,670
Total lease payments	$12,494	$497	$12,991
Less: interest	(3,546)	(43)	(3,589)
Present value of lease liabilities	$8,948	$454	$9,402

The lease term and discount rate as of December 31, 2024 were as follows:

Weighted-average remaining lease term (years)
Operating leases	7.7
Finance leases	3.4
Weighted-average discount rate
Operating leases	7.7%
Finance leases	5.7%

NOTE 6. INCOME TAXES

The income tax expense consists of the following for the years ended December 31:

	2024	2023
Current
Federal	$(287)	$388
State	22	75
Foreign	633	491
Deferred
Federal	127	(2,360)
State	(119)	(241)
Foreign	(20)	239
Income tax expense (benefit)	$356	$(1,408)

The statutory rate reconciliation is as follows for the years ended December 31:

	2024	2023
Statutory rate	$(200)	$1,148
State income tax	(101)	79
Effect of foreign operations	(126)	(124)
Research and development	(121)	(316)
Valuation allowance	-	(2,563)
Maquiladora tax	176	158
US permanent differences	(48)	(44)
Global intangible low-taxed income effect	484	7
Withholding tax	143	318
Other	149	(71)
Income tax expense (benefit)	$356	$(1,408)

Income and loss from operations before income taxes was derived from the following jurisdictions for the years ended December 31:

	2024	2023
United States	$(3,284)	$3,307
Foreign	2,345	2,159
	$(939)	$5,466

Deferred tax assets (liabilities) consist of the following for the years ended December 31:

	2024	2023
Deferred tax assets
Inventory	$535	$423
Net operating losses	241	-
Accrued bonus	-	440
Stock-based compensation	277	206
Other accruals	94	415
Lease accounting lease liability	1,624	1,229
Capitalized research expenses	928	1,007
Tax credit carryforwards	151	94
Intangibles	422	477
Other	542	139
Total deferred tax assets	4,814	4,430

Deferred tax liabilities
Lease accounting lease asset	(1,562)	(1,168)
Withholding tax	(219)	(239)
Prepaid expenses	(186)	(213)
Property and equipment	(278)	(276)
Other	(213)	(133)
Total deferred tax liabilities	(2,458)	(2,029)
Net deferred tax assets	$2,356	$2,401

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of the available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years, if permitted under tax law, and tax planning strategies. Based on our most recent assessment, for the year ended December 31, 2024, we have concluded that our deferred income tax assets are more likely than not to be realized. Our consolidated balance sheets as of December 31, 2024 have a deferred tax asset of $2,575 related to our US taxable operations and a $219 deferred tax liability included other long-term liabilities related to our Chinese taxes, for a net deferred tax asset of $2,356.

As of December 31, 2024, for U.S. state purposes, we have a Minnesota research and development credit carry forward of $123, which will begin to expire in 2029.

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017 and includes the requirement to capitalize and amortize over years research and experimental expenditures beginning in 2022. As of December 31, 2024 and 2023 the deferred tax asset associated with capitalized research and experimental expenditures was $928 and $1,007, respectively.

The tax effects from uncertain tax positions can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following tables set forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the years ended December 31, 2024 and 2023:

Balance as of January 1, 2023	$50
Tax positions - additions	81
Tax positions - reductions	-
Balance as of December 31, 2023	131
Tax positions - additions	13
Tax positions - reductions	(47)
Balance as of December 31, 2024	$97

Our policy is to accrue interest related to potential underpayment of income taxes with a corresponding increase in income tax expense. The liability for accrued interest as of December 31, 2024 and 2023 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our filed tax returns.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to federal and state and local income tax examinations for years before 2020.

NOTE 7. 401(K) RETIREMENT PLAN

We have a 401(k) profit sharing plan (the “401(k) Plan”), a defined contribution plan, covering substantially all of our U.S. employees. Employees are eligible to participate in the Plan after completing three months of service and attaining the age of 18. Employees are allowed to contribute up to 60% of their wages to the 401(k) Plan. We match 50% of the employees’ contributions up to 6% of covered compensation. We made contributions, net of forfeitures, of approximately $725 and $465 during the years ended December 31, 2024 and 2023, respectively.

NOTE 8. INCENTIVE PLANS

In May 2017, the shareholders approved the 2017 Stock Incentive Plan which authorized the issuance of 350,000 shares. An additional 50,000, 175,000, 100,000 and 100,000 shares were authorized by the shareholders in March 2020, May 2022, May 2023 and May 2024, respectively.

Stock Options

We estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the consolidated statements of operations and comprehensive (loss) income over the requisite service periods. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. We estimate forfeitures at the time of grant and revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

	2024	2023
Stock option fair value assumptions:
Risk-free interest rate	3.83 - 4.40%	3.45-4.34%
Expected life (years)	6.0	6.5
Dividend yield	0%	0%
Expected volatility	58%	60%
Weighted average grant date fair value of stock options granted	$6.49	$5.73

Total compensation expense related to stock options was $243 and $256 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $781 of unrecognized compensation which will vest and expense over the next 3.4 years.

Following is the status of option activity as of and for the years ended December 31, 2024 and 2023 as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2023	452,700	$5.97
Granted	94,000	9.36
Exercised	(39,044)	4.09
Forfeited	(48,956)	7.77
Outstanding – December 31, 2023	458,700	$6.63	6.53	$1,432
Granted	23,000	11.08
Exercised	(12,300)	4.55
Forfeited	(16,000)	10.23
Outstanding – December 31, 2024	453,400	$6.79	5.70	$1,654
Exercisable on December 31, 2024	291,100	$5.01	4.38	$1,559

Restricted Stock Units (“RSUs”)

Total compensation expense related to the RSUs were $218 and $167 for the years ended December 31, 2024 and 2023, respectively. Total unrecognized compensation expense related to the RSUs was $87, which will vest over the next 0.3 years.

Following is the status of restricted stock activity as of and for the years ended December 31, 2024 and 2023 as follows:

	Shares	Weighted- Average Remaining Vesting Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2023	21,000
Granted	22,500
Vested	(10,500)
Forfeited	(6,000)
Outstanding – December 31, 2023	27,000	1.0	$254
Granted	15,141
Vested	(16,500)
Forfeited	(1,500)
Outstanding – December 31, 2024	24,141	0.3	$248

NOTE 9. SEGMENT INFORMATION

Our results of operations for the years ended December 31, 2024 and 2023 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. The Company operates in the Medical Device, Medical Imaging, Aerospace and Defense, and Industrial markets with over 50% of its net sales coming from the medical-related markets. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ needs. Our plants generate net sales over several of the markets the Company servers. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our chief operating decision maker (the “CODM”) is the Company’s President and Chief Executive Officer. The CODM regularly evaluates financial information on a consolidated basis to assess performance and allocate resources.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023:

	2024	2023

Net sales	$128,133	$139,332
Cost of goods sold	111,411	116,228
Gross profit	16,722	23,104
Operating expenses:
Selling	3,446	3,598
General and administrative	11,709	12,354
Research and development	1,191	1,199
Restructuring charges	571
Total operating expenses	16,917	17,151
(Loss) income from operations	(195)	5,953
Other expense:
Interest expense	(744)	(487)
(Loss) income before income taxes	(939)	5,466
Income tax expense (benefit)	356	(1,408)
Net (loss) income	$(1,295)	$6,874

The Company’s long-lived tangible assets, including the Company’s operating lease assets recognized on the consolidated balance sheets were located as follows:

	2024	2023
United States	$10,429	$9,421
Mexico	2,445	2,870
China	1,497	1,139
Total long-lived tangible assets	$14,371	$13,430

Export net from our U.S. domestic operations represent approximately 3.4% and 4.1% of consolidated net sales for the years ended December 31, 2024 and 2023, respectively. Net sales by our major EMS industry markets for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Medical Device	$34,636	$38,758
Medical Imaging	37,492	39,908
Industrial	35,517	40,113
Aerospace and Defense	20,488	20,553
Total net sales	$128,133	$139,332

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

In the event of an involuntary termination in connection with a change of control as defined in the agreements, each Executive would receive their base salary, annual bonus at time of termination, and continued participation in health, disability and life insurance plans for a period of three years for officers and two years for all other participants.

NOTE 11. RESTUCTURING CHARGES

During the year ended December 31, 2024, we incurred restructuring charges of $571 related to the closure and consolidation of our Blue Earth, Minnesota production facility, which was substantially completed in the fourth quarter of 2024. There were no restructuring charges or amounts accrued or incurred in the year ended December 31, 2023.

NOTE 12. EMPLOYEE RETENTION CREDIT AND PAYROLL TAX DEFERRAL

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

NOTE 13. RELATED PARTY TRANSACTIONS

David Kunin, our Chairman, is a minority owner of Abilitech Medical, Inc. We had accounts receivable related to Abilitech of $226 as of December 31, 2023. Payments of $33 were received during the twelve months ended December 31, 2024 and we wrote off the remaining receivables during 2024. Abilitech has ceased operations and therefore we do not believe that Abilitech will pay the Company for outstanding accounts receivable. The Company believes that transactions with Abilitech were on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

David Kunin, our Chairman, is a minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company met its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the Company’s contribution will not exceed $500. Marpe is engaged in raising funds for its operations, which funds are necessary to pay for the Company’s services beyond its contribution. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device operations will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recover the value of services provided to Marpe if not paid when the services are provided. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. During the years ended December 31, 2024 and 2023, we recognized net sales to Marpe Technologies of $8 and $163, respectively. As of December 31, 2024, we have outstanding accounts receivable of $20. In January 2025, we received a payment of $20 from the BIRD Foundation. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

NOTE 14. SUBSEQUENT EVENTS

On March 27, 2025, the Company amended its Revolver line of credit agreement as discussed in Note 4 – “Financing Arrangements.”

During February 2025, the Company determined its intent to sell the Blue Earth, Minnesota facility and classified the net book value of the property as held for sale. We are currently seeking to sell this facility in 2025.

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework of 2013. Based on our assessment, we concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of the Company’s directors or Section 16 officers adopted, modified or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of the Registrant will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 14, 2025 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Our Board has adopted a Code of Business Conduct and Ethics (“Code of Conduct”) that applies to all of our officers, directors and employees. We have posted a copy of our Code of Conduct on our website at www.nortechsys.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report.

Item 11. Executive Compensation

Information regarding executive compensation of the Registrant will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 14, 2025 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 14, 2025 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 14, 2025 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2024.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)

Equity compensation plans approved by security holders	154,000	$6.79	146,782

Equity compensation plans not approved by security holders	-	-	-

Total	154,000	$6.79	146,782

(1)	Represents common shares issuable upon the exercise of outstanding options granted under the 2017 Incentive Compensation Plan (the 2017 Plan).

(2)	Represents common shares remaining available for issuance under the 2017 Plan of 146,782.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 14, 2025 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 14, 2025 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

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

All schedules are omitted because it is not required information, or the information is presented in the consolidated financial statements or related notes.

3.	The following exhibits are incorporated herein by reference:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed July 16, 1996 (File No. 333-00888)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on April 1, 2019)

10.1	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)

10.2	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 22, 2016).

10.3	2017 Stock Incentive Plan approved by shareholders May 3, 2017 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed March 22, 2017).**

10.4	Lease Agreement dated February 21, 2018 by and between Manufacturing Assembly Solutions of Monterrey, Inc., a wholly owned Mexican subsidiary of the Company, and OPERADORA STIVA, S.A. DE C.V. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 27, 2018)

10.5	Employment Agreement with John Lindeen dated September 9, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2019).**

10.6	First Amendment to Lease Agreement dated September 17, 2018 between the Company and AR Meridian Circle Owner, LLC, as successor to LSOP 3 MN 3, LLC. (incorporated by reference to Exhibit 10.21 to Form 10-K filed March 19, 2020).

10.7	Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Bemidji facility (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 1, 2020)

10.8	Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Mankato facility (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 1, 2020)

10.9	Employment Agreement with Jay D. Miller dated February 27, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 3, 2022).**

10.10	Credit Agreement dated as of February 29, 2024, by and between Nortech Systems Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 5, 2024).

10.11	Employment Agreement with Andrew D. C. LaFrence dated December 1, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2023).**

10.12	Amendment No. 1 to Credit Agreement, Waiver, and Consent by and between Nortech Systems Incorporated and Bank of America, N.A. dated March 27, 2025.*

10.13	First Amendment to Employment Agreement with Jay D. Miller dated March 27, 2025.*

10.14	First Amendment to Employment Agreement with Andrew D. C. LaFrence dated March 28, 2025.*

10.15	First Amendment to Employment Agreement with John Lindeen dated March 28, 2025.*

19.1	Policy on Insider Trading*

21	Subsidiaries of Nortech Systems Incorporated*

23	Consent of Baker Tilly US, LLP*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-20(a) and Rule 15d-20(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-20(a) and Rule 15d-20(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Nortech Systems Incorporated Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed March 20, 2024)

101	Financial statements from the annual report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed electronically herewith.

**	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated

Registrant

By:	/s/ Jay D. Miller	March 31, 2025
Jay D. Miller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jay D. Miller	March 31, 2025
Jay D. Miller
President and Chief Executive Officer (principal executive officer) and Director

By:	/s/ Andrew D. C. LaFrence	March 31, 2025
Andrew D. C. LaFrence
Chief Financial Officer (principal financial and accounting officer)

By:	/s/ David B. Kunin	March 31, 2025
David B. Kunin, Chairman and Director

By:	/s/ Stacy A. Kruse	March 31, 2025
Stacy A. Kruse, Director

By:	/s/ Ryan P. McManus	March 31, 2025
Ryan P. McManus, Director

By:	/s/ Debarati Sen	March 31, 2025
Debarati Sen, Director

By:	/s/ Amy Fredregill	March 31, 2025
Amy Fredregill, Director

By:	/s/ Dan Sachs	March 31, 2025
Dan Sachs, Director

By:	/s/ Jose A. Peris	March 31, 2025
Jose A. Peris, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed July 16, 1996 (File No. 333-00888)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on April 1, 2019)

10.1	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)

10.2	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 22, 2016).

10.3	2017 Stock Incentive Plan approved by shareholders May 3, 2017 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed March 22, 2017).**

10.4	Lease Agreement dated February 21, 2018 by and between Manufacturing Assembly Solutions of Monterrey, Inc., a wholly owned Mexican subsidiary of the Company, and OPERADORA STIVA, S.A. DE C.V. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 27, 2018)

10.5	Employment Agreement with John Lindeen dated September 9, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2019).**

10.6	First Amendment to Lease Agreement dated September 17, 2018 between the Company and AR Meridian Circle Owner, LLC, as successor to LSOP 3 MN 3, LLC (incorporated by reference to Exhibit 10.21 to Form 10-K filed March 19, 2020).

10.7	Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Bemidji facility (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 1, 2020)

10.8	Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Mankato facility (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 1, 2020)

10.9	Employment Agreement with Jay D. Miller dated February 27, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 3, 2022).**

10.10	Credit Agreement dated as of February 29, 2024, by and between Nortech Systems Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 5, 2024).

10.11	Employment Agreement with Andrew D. C. LaFrence dated December 1, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2023).**

10.12	Amendment No. 1 to Credit Agreement, Waiver, and Consent by and between Nortech Systems Incorporated and Bank of America, N.A. dated March 27, 2025.*

10.13	First Amendment to Employment Agreement with Jay D. Miller dated March 27, 2025.*

10.14	First Amendment to Employment Agreement with Andrew D. C. LaFrence dated March 28, 2025.*

10.15	First Amendment to Employment Agreement with John Lindeen dated March 28, 2025.*

19.1	Policy on Insider Trading*

21	Subsidiaries of Nortech Systems Incorporated*

23	Consent of Baker Tilly US, LLP*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-20(a) and Rule 15d-20(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-20(a) and Rule 15d-20(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Nortech Systems Incorporated Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed March 20, 2024)

101	Financial statements from the annual report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed electronically herewith.

**	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

