Form 10-Q
period 2025-03-31
NORTECH SYSTEMS INC
filed 2025-05-14
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of $.01 par value common stock outstanding as of May 2, 2025 was 2,760,993.

PART I

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024

Net sales	$26,895	$34,215
Cost of goods sold	23,817	28,767
Gross profit	3,078	5,448
Operating expenses:
Selling	1,184	805
General and administrative	2,915	3,170
Research and development	326	318
Restructuring charges	266	-
Total operating expenses	4,691	4,293
(Loss) income from operations	(1,613)	1,155
Other expense:
Interest expense	(214)	(167)
(Loss) income before income taxes	(1,827)	988
Income tax (benefit) expense	(511)	223
Net (loss) income	$(1,316)	$765

Net (loss) income per common share:
Basic (in dollars per share)	$(0.48)	$0.28
Weighted average number of common shares outstanding - basic (in shares)	2,760,929	2,742,511
Diluted (in dollars per share)	$(0.48)	$0.26
Weighted average number of common shares outstanding - diluted (in shares)	2,760,929	2,908,457

Other comprehensive (loss) income
Foreign currency translation	6	(183)
Comprehensive (loss) income, net of tax	$(1,310)	$582

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31, 2025	DECEMBER 31, 2024
ASSETS
Current assets:
Cash	$1,162	$916
Accounts receivable, less allowances of $231 and $196, respectively	15,668	14,875
Inventories, net	20,910	21,638
Contract assets	13,404	13,792
Assets held for sale	507	-
Prepaid assets and other assets	5,673	4,094
Total current assets	57,324	55,315
Property and equipment, net	5,575	6,232
Operating lease assets, net	7,831	8,139
Deferred tax assets	2,575	2,575
Other intangible assets, net	169	174
Other assets	59	-
Total assets	$73,533	$72,435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,062	$11,582
Accrued payroll and commissions	2,515	1,841
Customer deposits	5,028	5,140
Current portion of operating leases	1,187	1,175
Current portion of finance lease obligations	121	143
Notes payable	563	344
Other accrued liabilities	1,240	1,203
Total current liabilities	20,716	21,428
Long-term liabilities:
Long-term line of credit	11,955	8,634
Long-term operating lease obligations, net of current portion	7,462	7,773
Long-term finance lease obligations, net of current portion	281	311
Other long-term liabilities	287	284
Total long-term liabilities	19,985	17,002
Total liabilities	40,701	38,430
Shareholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	250	250
Common stock - $0.01 par value; 9,000,000 shares authorized; 2,760,993 and 2,760,793 shares issued and outstanding, respectively	28	28
Additional paid-in capital	17,466	17,329
Accumulated other comprehensive loss	(971)	(977)
Retained earnings	16,059	17,375
Total shareholders’ equity	32,832	34,005
Total liabilities and shareholders’ equity	$73,533	$72,435

See Accompanying Notes to Condensed Consolidated Financial Statement.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,316)	$765
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	342	442
Amortization	5	40
Compensation on stock-based awards	118	80
Change in accounts receivable allowance	35	(66)
Change in inventory reserves	231	76
Other, net	-	(4)
Changes in current operating assets and liabilities:
Accounts receivable	(814)	3,215
Inventories	487	(1,400)
Contract assets	388	287
Prepaid expenses and other assets	(1,588)	(328)
Accounts payable	(1,441)	(8)
Accrued payroll and commissions	674	640
Customer deposits	(112)	(926)
Other accrued liabilities	61	15
Net cash (used in) provided by operating activities	(2,930)	2,828

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	9
Purchases of property and equipment	(268)	(744)
Net cash used in investing activities	(268)	(735)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	25,970	32,768
Payments to line of credit	(22,710)	(32,394)
Proceeds from notes payable	219	-
Principal payments on financing leases	(52)	(100)
Stock option exercises	19	-
Net cash provided by financing activities	3,446	274

Effect of exchange rate changes on cash	(2)	(14)

Net change in cash	246	2,353
Cash - beginning of period	916	1,675
Cash - end of period	$1,162	$4,028

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024

Supplemental disclosure of cash flow information:
Cash paid for interest	$203	$134
Cash paid for income taxes	$179	$141

Supplemental noncash investing and financing activities:
Property and equipment purchases in accounts payable	$42	$16
Operating lease assets acquired under operating leases	$-	$719

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of December 31, 2023	250	$250	2,740	$27	$16,929	$(532)	$18,670	$35,344
Net income	-	-	-	-	-	-	765	765
Foreign currency translation adjustment	-	-	-	-	-	(183)	-	(183)
Restricted Stock Unit Vesting	-	-	15	-	-	-	-	-
Compensation on stock-based awards	-	-	-	-	80	-	-	80
Balance as of March 31, 2024	250	$250	2,755	$27	$17,009	$(715)	$19,435	$36,006

Balance as of December 31, 2024	250	$250	2,761	$28	$17,329	$(977)	$17,375	$34,005
Net loss	-	-	-	-	-	-	(1,316)	(1,316)
Foreign currency translation adjustment	-	-	-	-	-	6	-	6
Stock option exercises	-	-	-	-	19	-	-	19
Compensation on stock-based awards	-	-	-	-	118	-	-	118
Balance as of March 31, 2025	250	$250	2,761	$28	$17,466	$(971)	$16,059	$32,832

See Accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the interim periods have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the Company’s audited consolidated financial statements. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the year ended December 31, 2024, and notes thereto included in our Annual Report on Form 10-K as filed with the SEC.

The condensed consolidated financial statements include the accounts of Nortech Systems Incorporated and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All dollar amounts are stated in thousands of U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Estimates also affect the reported amounts of net sales and expenses during each reporting period. Significant items subject to estimates and assumptions include the net realizable value reserves for inventories, accounts receivable allowances, realizability of deferred tax assets and long-lived asset recovery. Actual results could differ from those estimates.

Recently Issued New Accounting Standards

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting Topic (280): Improvements to Reportable Segment Disclosure. The ASU supplements reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU in the fourth quarter of 2024 and have included related interim reporting disclosures in Note 9 – Segment Information, to these condensed consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated expense information in the notes to the financial statements related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses for each statement of earnings line item that contains those expenses. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively; this ASU allows for early adoption. The Company is currently evaluating the impact of this ASU on its consolidated financial statements disclosures.

Inventories

Inventories are as follows:

	March 31,	December 31,
	2025	2024
Raw materials	$20,799	$21,122
Work in process	744	892
Finished goods	1,044	1,070
Reserves	(1,677)	(1,446)
Inventories, net	$20,910	$21,638

Other Intangible Assets

Other intangible assets as of March 31, 2025 and December 31, 2024 are as follows:

Patents
Balances as of December 31, 2024	$174
Amortization	(5)
Balances as of March 31, 2025	$169

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted average remaining amortization period of our intangible assets is 4.8 years. Of the patents value as of March 31, 2025, $85 are being amortized and $84 are in process and a patent has not yet been issued.

Amortization expense of finite life intangible assets for the three months ended March 31, 2025 and 2024 was $5 and $40, respectively.

As of March 31, 2025, estimated future annual amortization expense (except projects in process) related to these assets is as follows:

Year	Amount
Remainder of 2025	$14
2026	18
2027	18
2028	18
2029	12
Thereafter	5
Total	$85

Property and Equipment

As of March 31, 2025, the Company classified its Blue Earth manufacturing facility and related land as held for sale as the criteria for classification as held for sale were met and the sale is expected to be completed in the next twelve months. The carrying value of these assets held for sale was $507 as of March 31, 2025, which approximates its fair value, and is classified as a current asset in our condensed consolidated balance sheets.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, accounts receivable, and contract assets. With regard to cash, we maintain our excess cash balances in checking accounts at primarily two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. The Company’s $1,162 cash balance as of March 31, 2025, included approximately $887 and $8 that was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and generally do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances or contract asset balances individually represented 10% or more of gross accounts receivable.

Customers who represent 10% or more of net sales for the three months ended March 31, 2025 and 2024 are as follows:

	Net Sales
	March 31, 2025	March 31, 2024
Customer A	31%	25%
Customer B	11%	10%
Total	42%	35%

Customers who represent 10% or more of accounts receivable and contract assets for the period ended March 31, 2025 and December 31, 2024 are as follows:

	Accounts Receivable
	March 31, 2025	December 31, 2024
Customer A	22%	23%
Customer C	11%	13%
Total	33%	36%

	Contract Asset
	March 31, 2025	December 31, 2024
Customer A	33%	33%
Customer D	18%	12%
Total	51%	45%

Export sales from the U.S. represented approximately 2% and 3% of net sales for the three months ended March 31, 2025 and 2024, respectively.

NOTE 3. NET SALES

Revenue Recognition

Revenue under contract manufacturing agreements that was recognized over time excluding noncash consideration accounted for 74% of net sales for the three months ended March 31, 2025 and 2024.

The following tables summarize our net sales by market for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31, 2025
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device	$5,772	$1,730	$568	$8,070
Medical Imaging	6,708	1,873	7	8,588
Industrial	4,706	2,132	107	6,945
Aerospace and Defense	2,782	478	32	3,292
Total net sales	$19,968	$6,213	$714	$26,895

	Three Months Ended March 31, 2024
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device(2)	$7,167	$2,777	$794	$10,738
Medical Imaging(2)	7,073	2,468	3	9,544
Industrial	5,429	2,347	297	8,073
Aerospace and Defense	5,545	242	73	5,860
Total net sales	$25,214	$7,834	$1,167	$34,215

[1]	Noncash consideration represents material provided by the customer used in the build of the product.
[2]	Medical, as reported in the prior year period filing, has been split between Medical Device and Medical Imaging to conform with the current year presentation.

Contract Assets

Contract assets, recorded as such in the condensed consolidated balance sheet, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the three months ended March 31, 2025 were as follows:

Balances as of January 1, 2025	$13,792
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	19,968
Allowance for current expected credit losses	-
Amounts invoiced during the period	(20,356)
Balance outstanding as of March 31, 2025	$13,404

We expect substantially all of the remaining performance obligations for the contract assets recorded as of March 31, 2025 to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

NOTE 4. FINANCING ARRANGEMENTS

On February 29, 2024, we entered into a $15,000 Senior Secured Revolving Line of Credit with Bank of America (the “Revolver”). The Revolver allows for borrowings at a defined base rate, or at the one, three or six month Secured Overnight Finance Rate, also known as “SOFR,” plus a defined margin. If the Company prepays SOFR borrowings before their contractual maturity, the Company has agreed to compensate the bank for lost margin, as defined in the Revolver agreement. The Company is required to quarterly pay a 20-basis point fee on the unused portion of the Revolver.

The Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. These ratios are calculated based on trailing twelve-month results. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of outstanding borrowings. The Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027. We were not in compliance with financial covenants related to the maximum operating expense contributions to our Mexican operations in the first and second quarters of 2024. We have received a waiver of this event of default from the bank. On March 27, 2025, we amended (the “First Amendment”) the Revolver to waive our non-compliance with the leverage ratio and minimum fixed charge ratio as of December 31, 2024, and March 31, 2025. Provisions of the First Amendment relating to the Company’s compliance with these ratios were replaced with provisions of the Second Amendment (described below). Provisions of the First Amendment relating to minimum EBITDA requirements of the Company were replaced with provisions of the Second Amendment (described below). Provisions of the First Amendment requiring the Company to maintain unrestricted cash and Revolver availability (collectively, “Liquidity”) at specified levels were replaced with provisions of the Second Amendment (described below). The First Amendment also requires the Company to provide incremental monthly reporting and increased the Company’s borrowing rate by one percent until the Company is in compliance with the original terms of the Revolver.

On May 14, 2025, we further amended (the “Second Amendment”) the Revolver, which amended the First Amendment in part, to defer the Company’s compliance with the leverage ratio and minimum fixed charge ratio until the fourth quarter of 2025 at which time the Company must maintain (a) a leverage ratio of 2.5 times for the year ended December 31, 2025 and for each twelve-month quarterly reporting period thereafter; and (b) a minimum fixed charge coverage ratio to 1.25 times for the year ended December 31, 2025 and for each twelve-month quarterly reporting period thereafter. The Company must also maintain adjusted EBITDA (earnings before interest, taxes depreciation and amortization), as defined in the Revolver, as of the end of the second quarter of 2025 of at least $1,000, the third quarter of 2025 of at least $1,300 and the fourth quarter of 2025 and each quarter thereafter of at least $1,600. In addition, the Second Amendment requires the Company to always maintain Liquidity of at least $2,500. The Second Amendment accelerated the expiration of the Revolver to June 30, 2026 and increases the borrowing rate by 25 basis points.

The Revolver, as amended, bears interest at a weighted-average interest rate of 7.2% and 7.7% as of March 31, 2025 and December 31, 2024, respectively. We had borrowings on our line of credit of $11,955 and $8,695 outstanding as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, we had unused availability on the line of credit of $3,045, which is subject to a month end cap based on the previously noted minimum Liquidity.

The Company has an interim funding agreement as of March 31, 2025 with a bank related to deposits made on equipment purchases that will be funded through a finance lease when the equipment is received and operational. As of March 31, 2025 we have $563 outstanding on the interim funding agreement for equipment.

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2025, we have $563 of future lease commitments under the above noted interim funding agreement which will be converted into finance leases when all of the underlying equipment is received and operational in 2025. We have financing leases for certain property and equipment used in the normal course of business.

The components of lease expense were as follows:

	Three Months Ended March 31,
Lease Cost	2025	2024
Operating lease cost	$565	$596
Finance lease interest cost	6	7
Finance lease amortization expense	42	131
Total lease cost	$613	$734

Supplemental condensed consolidated balance sheet information related to leases was as follows:

	Balance Sheet Location	March 31, 2025	December 31, 2024
Assets
Finance lease assets	Property, plant and equipment	$369	$411
Operating lease assets	Operating lease assets	7,831	8,139
Total leased assets		$8,200	$8,550

Liabilities
Current
Current operating lease liabilities	Current portion of operating lease obligations	$1,187	$1,175
Current finance lease liabilities	Current portion of finance lease obligations	121	143
Noncurrent
Long-term operating lease liabilities	Long term operating lease liabilities, net	7,462	7,773
Long term finance lease liabilities	Long term finance lease obligations, net	281	311
Total lease liabilities		$9,051	$9,402

Supplemental condensed consolidated statements of cash flows information for the three months ended March 31, 2025 and 2024 related to leases was as follows:

	March 31,	March 31,
	2025	2024
Operating Leases
Cash paid for amounts included in the measurement of lease liabilities	$433	$459
Property acquired under operating lease	$-	$719

Future annual payments of lease liabilities as of March 31, 2025 were as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2025	$1,368	$141	$1,509
2026	1,859	149	2,008
2027	1,570	60	1,630
2028	1,569	60	1,629
2029	986	44	1,030
Thereafter	4,670	-	4,670
Total lease payments	$12,022	$454	$12,476
Less: imputed interest	(3,373)	(52)	(3,425)
Present value of lease liabilities	$8,649	$402	$9,051

The lease term and discount rate as of March 31, 2025 and 2024 were as follows:

Weighted-average remaining lease term (years)	March 31, 2025	March 31, 2024

Operating leases	7.6	7.9
Finance leases	3.3	1.7
Weighted-average discount rate
Operating leases	7.8%	8.1%
Finance leases	5.7%	5.3%

NOTE 6. STOCK BASED AWARDS

Stock-based compensation expense was reported as follows in the condensed consolidated statements of operations within general and administrative expenses of $118 and $80 for the three months ended March 31, 2025 and 2024, respectively.

Stock Options

Under the 2017 Stock Incentive Plan (“2017 Plan”), as amended, there are an aggregate of 775,000 shares authorized for issuance.

We did not grant service-based stock options during the three months ended March 31, 2025. Weighted average stock option fair value assumptions and the weighted average grant date fair value of stock options granted during the three months ended March 31, 2024 were as follows:

2024
Stock option fair value assumptions:
Risk-free interest rate	3.45-4.34%
Expected life (years)	6.5
Dividend yield	-%
Expected volatility	60%
Weighted average grant date fair value of stock options granted	$5.73

Total compensation expense related to stock options was $54 and $56 for the three months March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $621 of unrecognized compensation related to stock options which will be recognized over a weighted average period of 2.25 years.

Following is a summary of stock option activity as of and for the three months ended March 31, 2025 and 2024:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	458,700	$6.63	6.53	$1,432
Granted	-	-
Exercised	-	-
Forfeited	(6,200)	11.10
Outstanding – March 31, 2024	452,500	$6.57	6.57	$3,066

Outstanding – December 31, 2024	453,400	$6.79	5.70	$1,654
Granted	-	-
Exercised	(200)	9.37
Forfeited	(4,400)	8.98
Outstanding – March 31, 2025	448,800	$6.77	5.45	$1,508
Exercisable on March 31, 2025	298,200	$5.13	4.20	$1,458

Restricted Stock Units

During the periods ended March 31, 2025 and 2024, we did not grant restricted stock units (“RSUs”). Total compensation expense related to the RSUs was $64 and $24 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, total unrecognized compensation expense related to the RSUs was $23, which will vest over a weighted average period of 0.25 years.

Following is a summary of RSU activity as of and for the three months ended March 31, 2025 and 2024:

	Shares	Weighted- Average Remaining Vesting Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	27,000	1.0	$254
Granted	-
Vested	(15,000)
Forfeited	-
Outstanding – March 31, 2024	12,000	1.0	$160

Outstanding – December 31, 2024	24,141	0.3	$248
Granted	-
Vested	-
Forfeited	-
Outstanding – March 31, 2025	24,141	0.1	$239

NOTE 7. NET (LOSS) INCOME PER SHARE DATA

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding. Dilutive net (loss) income per common share assumes the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding using the treasury stock method, unless their effect is antidilutive. For the three months ended March 31, 2025 and 2024, there were restricted stock units and stock options totalling 472,941 and 38,405, respectively, excluded from the computation of diluted weighted-average shares outstanding as their inclusion would be anti-dilutive. Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended March 31,
	2025	2024
Basic weighted average shares outstanding	2,760,929	2,742,511
Dilutive effect of outstanding stock options and non-vested restricted stock units	-	165,946
Diluted weighted average shares outstanding	2,760,929	2,908,457

NOTE 8. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events.

Our effective tax rate for the three months ended March 31, 2025 was 28.0%. Our effective tax rate for the three months ended March 31, 2024 was 22.6%. The primary drivers of the increase in effective tax rate were changes in pretax (loss) income and an increase in the GILTI inclusion.

NOTE 9. SEGMENT INFORMATION

Our results of operations for the three months ended March 31, 2025 and 2024 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. The Company operates in the Medical Device, Medical Imaging, Aerospace and Defense, and Industrial markets with over 50% of its net sales coming from the medical-related markets. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ needs. Our plants generate net sales over several of the markets the Company serves. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our chief operating decision maker (the “CODM”) is the Company’s President and Chief Executive Officer. The CODM regularly evaluates financial information prepared in accordance with U.S. GAAP on a consolidated basis to assess performance and allocate resources.

The Company’s net sales were located as follows:

	March 31, 2025	March 31, 2024
United States	$16,310	$23,529
Mexico	6,580	6,786
China	4,005	3,900
Total net sales	$26,895	$34,215

The Company’s long-lived tangible assets, including the Company’s operating lease assets recognized on the consolidated balance sheets were located as follows:

	March 31, 2025	December 31, 2024
United States	$9,697	$10,429
Mexico	2,310	2,445
China	1,399	1,497
Total long-lived tangible assets	$13,406	$14,371

NOTE 10. RESTRUCTURING CHARGES

During 2024, we recorded restructuring charges of $571 related to the closure and consolidation of our Blue Earth, Minnesota production facility, which was completed in the fourth quarter of 2024. During the quarter ended March 31, 2025, the Company incurred $266 of restructuring charges related to staff reductions and activities related to the Blue Earth facility.

The following table summarizes the related activity for the quarter ended March 31, 2025:

	Facility Consolidation	Workforce Reductions	Total

December 31, 2024	$154	$-	$154
Charges	31	235	266
Cash payments	(185)	(235)	(420)
March 31, 2025	$-	$-	$-

NOTE 11. RELATED PARTY TRANSACTIONS

David Kunin, our Chairman, is a minority owner of Abilitech Medical, Inc. We had accounts receivable related to Abilitech of $226 as of December 31, 2023. Payments of $33 were received during the year ended December 31, 2024 and we wrote off the remaining receivables during 2024. Abilitech has ceased operations and therefore we do not believe that Abilitech will pay the Company for outstanding accounts receivable. The Company believes that transactions with Abilitech were on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

David Kunin, our Chairman, is a minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company met its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the Company’s contribution will not exceed $500. Marpe is engaged in raising funds for its operations, which funds are necessary to pay for the Company’s services beyond its contribution. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device operations will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recover the value of services provided to Marpe if not paid when the services are provided. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. During the three months ended March 31, 2025 and 2024, we recognized no net sales to Marpe Technologies. As of March 31, 2025, we have no outstanding accounts receivable. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

NOTE 12. SUBSEQUENT EVENT

On May 14, 2025, the Company amended its Revolver line of credit agreement as discussed in Note 4 – “Financing Arrangements.”

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

Restructuring Activities

In fiscal year 2024, the Company initiated a restructuring plan related to the closure of its Blue Earth, MN facility. During the quarter ended March 31, 2025, the Company had restructuring charges related to staff reductions and activities related to the Blue Earth facility closure. The total estimated cost of these restructuring programs is approximately $850, of which $571 was recorded in the prior fiscal year. These charges relate to employee severance and facility closure costs. We do not expect significant additional expenses related to this plan.

Results of Operations

Net Sales. Net sales for the three months ended March 31, 2025 and 2024 were $26,895 and $34,215, respectively, a decrease of $7,320 or 21.4%. Net sales in the first quarter of 2025 were negatively impacted by delays in Aerospace and Defense customer approvals of products transferred from our Blue Earth facility to our Bemidji facility as well as manufacturing and plant utilization inefficiencies related to the movement of various production between plants. We expect these matters to be positively resolved over the next two quarters. The following is a summary of net sales by our major industry markets:

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
Medical Device	$8,070	$10,738	$(2,668)	(24.8)%
Medical Imaging	8,588	9,544	(956)	(10.0)%
Industrial	6,945	8,073	(1,128)	(14.0)%
Aerospace and Defense	3,292	5,860	(2,568)	(43.8)%
Total net sales	$26,895	$34,215	$(7,320)	(21.4)%

●	Medical Device: Net sales to our medical customers decreased $2,668, or 24.8%, in the three months ended March 31, 2025 as compared with the same period in 2024. The decrease was primarily due to inventory re-balancing with existing customers, timing of customer product launches and lower productivity as we managed our facility consolidation.

●	Medical Imaging: Net sales to our Medical Imaging customers decreased $956, or 10.0%, in the three months ended March 31, 2025 as compared with the same period in 2024. The decrease was primarily due to inventory re-balancing with existing customers, timing of customer product launches and lower manufacturing productivity arising from the transfer of production between facilities.

●	Industrial: Net sales to our industrial customers decreased $1,128, or 14.0%, in the three months ended March 31, 2025, as compared with the same period in 2024. The decrease in net sales was primarily due to customer order delays and part shortages.

●	Defense: Net sales to our aerospace and defense customers were down $2,568, or 43.8%, in the three months ended March 31, 2025, as compared with the same period in 2024. The decrease in net sales relates to delays in customer approvals as we have consolidated this business into our Bemidji facility.

Backlog. Our 90-day shipment backlog as of March 31, 2025 was $26,742, an increase of 1.1% from $26,451 at the beginning of the quarter, and a 24.1% decrease from March 31, 2024. Our 90-day backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be shipped within 180 days.

Our total order backlog as of March 31, 2025, was $68,332, a 3.8% increase from $65,852 at the beginning of the quarter and a 20.5% decrease from the prior-year comparable quarter end as some customers are requesting much shorter order lead times, which has resulted in a decrease in our backlog. As we develop deep strategic partnerships with these customers, we have agreed to these shorter lead times. More recently we are also noting reduced visibility to revenues in the next several quarters as customers are rebalancing their inventories and, therefore, deferring the placement of some orders. In addition, several of our Aerospace and Defense customers are delaying orders until they approve the move of production at our Bemidji facility. We expect the majority of those approvals to be completed by the end of the second quarter of 2025.

90-day shipment and total backlog by our major industry markets are as follows:

	March 31, 2025		December 31, 2024		March 31, 2024
	90 Day	Total	90 Day	Total	90 Day	Total
Medical Device	$5,735	$19,925	$6,953	$21,706	$8,365	$27,504
Medical Imaging	7,526	10,020	7,168	10,353	8,630	12,697
Industrial	5,999	10,005	5,173	7,306	8,200	15,184
Aerospace and Defense	7,482	28,382	7,157	24,487	10,018	30,616
Total backlog	$26,742	$68,332	$26,451	$65,852	$35,213	$86,001

The 90-day and total backlog as of March 31, 2025 includes orders already recognized in net sales and included in the contract asset value of $13,404.

Operating Costs and Expenses.

Net sales, cost of goods sold, gross profit, and operating costs were as follows:

	Three Months Ended March 31,
	2025	2024	Increase/(Decrease)
Net sales	$26,895	$34,215	$(7,320)		(21.4)%
Cost of goods sold (3)	23,817	28,767	(4,950)		(17.2)%
Gross profit	3,078	5,448	(2,370)		(43.5)%
Gross margin percentage (1)	11.4%	15.9%	(450)	bpc(2)
Selling (3)	1,184	805	379		47.1%
% of Net sales	4.4%	2.3%
General and administrative	2,915	3,170	(255)		(8.0)%
% of Net sales	10.8%	9.3%
Research and development	326	318	8		2.5%
% of Net sales	1.2%	0.9%
Restructuring charges	266	-	266		-%
% of Net sales	0.9%	-%
Operating (loss) income	(1,613)	1,155	(2,768)		(239.7)%
% of Net sales	(6.0)%	3.4%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.
(3)	During the three months ended March 31, 2025, the Company modified the responsibilities and reporting relationships of certain customer-facing managers. As a result of these organizational changes, the related costs, which were previously classified as cost of sales, are now reported as selling expenses to better reflect the nature of the activities performed.

Gross profit and gross margins. Gross profit as a percent of net sales was 11.4% and 15.9% for the three months ended March 31, 2025, and 2024, respectively. The decrease in gross profit as a percentage of net sales in the 2025 period as compared with the same prior-year period was the result of lower net sales, as discussed above, reduced facility utilization and decreased manufacturing productivity.

Selling expenses. Selling expenses, as measured as a percent of net sales, was 4.4% and 2.3% for the three months ended March 31, 2025, and 2024, respectively. This increase is a result of realignment of our customer facing managers that were previously included in cost of sales to selling expense as well as the impact of fixed costs on a lower revenue base.

General and administrative expenses. General and administrative expenses decreased in the 2025 period as compared with the 2024 period as the result of lower incentive compensation accruals in the current year.

Restructuring charges. Restructuring charges were $266 in the three months ended March 31, 2025 for severance charges for a February 2025 reduction in force to align staffing to our forecasted net sales of $235 and expenses related to our closed Blue Earth facility of $31.

Operating (loss) income. Operating loss for the three months ended March 31, 2025 was ($1,613) or (6.0)% of net sales. Operating income for the three months ended March 31, 2024 was $1,155 or 3.4% of net sales. Decrease in the period was driven by the decrease in net sales and resulting gross margin.

Interest expense. Interest expense was $214 and $167 for the three months ended March 31, 2025 and 2024, respectively. This increase was driven by higher borrowings under our line of credit arrangement. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements.

Income taxes. Our effective tax rate for the three ended March 31, 2025 was 28.0%. Our effective tax rate for the three months ended March 31, 2024 was 22.6%. The primary drivers of the increase in effective tax rate were changes in pretax (loss) income and an increase in the GILTI inclusion.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Three Months Ended March 31,
	2025	2024
Cash provided by (used in):
Operating activities	$(2,930)	$2,828
Investing activities	(268)	(735)
Financing activities	3,446	274
Effect of exchange rates on changes in cash and cash equivalents	(2)	(14)
Net change in cash and cash equivalents	$246	$2,355

Operating Activities. Cash used in operating activities was $2,930 in the first three months of 2025, compared with cash provided of $2,828 in the same prior-year period. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

●	Cash used by accounts receivable was $814 in the three months ended March 31, 2025 as compared with cash provided of $3,215 in the same prior-year period. The use of cash in the three months ended March 31, 2025 is largely due to timing of customer shipments and cash collections. The cash provided in the prior year was due an expected increase in cash collections due to higher sales and the timing of customer payments.
●

Cash provided by inventory was $487 in the three months ended March 31, 2025 as compared with cash used of $1,400 in the prior-year period. The decrease in the current-year period cash usage was the result of normal timing variances of inventory purchases and timing of product shipments. We plan to actively reduce inventory balances over the next several quarters.

●	Cash used by changes in accounts payable was $1,441 in the current-year period as compared with cash used of $8 in the same prior-year period, primarily related to the timing of cash payments.

Investing Activities. Cash used in investing activities was $268 in the first three months of 2025, compared with cash used of $735 in the same prior-year period, both primarily for capital expenditures.

Financing Activities. Cash provided by financing activities was $3,446 in the first three months of 2025, compared with cash provided of $274 in the same prior-year period. The increase in cash provided by financing activities resulted from the line of credit advances for working capital and operations in the three months ended March 31, 2025.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations and cash on hand will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the next twelve months.

On February 29, 2024, we entered into a $15,000 Senior Secured Revolving Line of Credit with Bank of America (the “Revolver”). The Revolver allows for borrowings at a defined base rate, or at the one, three or six month Secured Overnight Finance Rate, also known as “SOFR,” plus a defined margin. If the Company prepays SOFR borrowings before their contractual maturity, the Company has agreed to compensate the bank for lost margin, as defined in the Revolver agreement. The Company is required to quarterly pay a 20-basis point fee on the unused portion of the Revolver.

The Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. These ratios are calculated based on trailing twelve-month results. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of outstanding borrowings. The Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027. We were not in compliance with financial covenants related to the maximum operating expense contributions to our Mexican operations in the first and second quarters of 2024. We have received a waiver of this event of default from the bank. On March 27, 2025, we amended (the “First Amendment”) the Revolver to waive our non-compliance with the leverage ratio and minimum fixed charge ratio as of December 31, 2024, and March 31, 2025. Provisions of the First Amendment relating to the Company’s compliance with these ratios were replaced with provisions of the Second Amendment (described below). Provisions of the First Amendment relating to minimum EBITDA requirements of the Company were replaced with provisions of the Second Amendment (described below). Provisions of the First Amendment requiring the Company to maintain unrestricted cash and Revolver availability (collectively, “Liquidity”) at specified levels were replaced with provisions of the Second Amendment (described below). The First Amendment also requires the Company to provide incremental monthly reporting and increased the Company’s borrowing rate by one percent until the Company is in compliance with the original terms of the Revolver.

On May 14, 2025, we further amended (the “Second Amendment”) the Revolver, which amended the First Amendment in part, to defer the Company’s compliance with the leverage ratio and minimum fixed charge ratio until the fourth quarter of 2025 at which time the Company must maintain (a) a leverage ratio of 2.5 times for the year ended December 31, 2025 and for each twelve-month quarterly reporting period thereafter; and (b) a minimum fixed charge coverage ratio to 1.25 times for the year ended December 31, 2025 and for each twelve-month quarterly reporting period thereafter. The Company must also maintain adjusted EBITDA (earnings before interest, taxes depreciation and amortization), as defined in the Revolver, as of the end of the second quarter of 2025 of at least $1,000, the third quarter of 2025 of at least $1,300 and the fourth quarter of 2025 and each quarter thereafter of at least $1,600. In addition, the Second Amendment requires the Company to always maintain Liquidity of at least $2,500. The Second Amendment accelerated the expiration of the Revolver to June 30, 2026 and increases the borrowing rate by 25 basis points.

The Revolver, as amended, bears interest at a weighted-average interest rate of 7.2% and 7.7% as of March 31, 2025 and December 31, 2024, respectively. We had borrowings on our line of credit of $11,955 and $8,695 outstanding as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, we had unused availability on the line of credit of $3,045, which is subject to a month end cap based on the previously noted minimum Liquidity.

The Company has an interim funding agreement as of March 31, 2025 with a bank related to deposits made on equipment purchases that will be funded through a finance lease when the equipment is received and operational. As of March 31, 2025 we have $563 outstanding on the interim funding agreement for equipment.

Net sales in the first quarter of 2025 and fourth quarter of 2024 were negatively impacted by delays in Aerospace and Defense customer approvals of products transferred from our Blue Earth facility to our Bemidji facility as well as manufacturing and plant utilization inefficiencies related to the movement of various production between plants. We expect these matters to be resolved over the next two quarters. The Company has implemented plant optimization activities and our cost cutting initiatives in the first quarter of 2025 to address losses. These actions plus the planned reduction in inventory levels are intended to drive reduced borrowings during the remainder of 2025. The Company believes it has sufficient capital and liquidity to operate its business for at least twelve months from the filing of this Form 10-Q.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Forward-Looking Statements

Those statements in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

♦	Volatility in the marketplace which may affect market supply, demand of our products or currency exchange rates;
♦	Supply chain disruption and unreliability;
♦	Lack of supply of sufficient human resources to produce our products;
♦	Increased competition from within the EMS industry or the decision of OEMs to cease or limit outsourcing;
♦	Changes in the reliability and efficiency of our operating facilities or those of third parties;
♦	Increases in certain raw material costs such as copper and oil;
♦	Commodity and energy cost instability;
♦	Risks related to FDA noncompliance;
♦	The loss of a major customer;
♦	General economic, financial and business conditions that could affect our financial condition and results of operations;
♦	Increased or unanticipated costs related to compliance with securities and environmental regulation;
♦	Disruption of global or local information management systems due to natural disaster or cyber-security incident; and
♦	Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus that affect our operations, our customers’ operations or our suppliers’ operations.

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

Please refer to forward-looking statements and risks as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

ITEM 1A. RISK FACTORS

We are affected by the risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended under the heading “Part I – Item 1A.Risk Factors.” There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.16	Amendment No. 2 to Credit Agreement, by and between Nortech Systems Incorporated and Bank of America, N.A. dated May 14, 2025.*

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: May 14, 2025	by	/s/ Jay D. Miller

Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: May 14, 2025	by	/s/ Andrew D. C. LaFrence

Andrew D. C. LaFrence
Chief Financial Officer and Senior Vice President of Finance
Nortech Systems Incorporated

