Form 10-Q
period 2025-06-30
NORTECH SYSTEMS INC
filed 2025-08-07
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of shares of $0.01 par value common stock outstanding as of July 31, 2025 was 2,786,134.

PART I

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024

Net sales	$30,675	$33,891	$57,570	$68,106
Cost of goods sold	25,838	29,274	49,655	58,041
Gross profit	4,837	4,617	7,915	10,065
Operating expenses:
Selling	1,204	909	2,388	1,714
General and administrative	2,589	2,982	5,504	6,152
Research and development	302	291	628	609
Restructuring charges	-	91	266	91
Total operating expenses	4,095	4,273	8,786	8,566
Income (loss) from operations	742	344	(871)	1,499
Other expense:
Interest expense	(257)	(165)	(471)	(332)
Income (loss) before income taxes	485	179	(1,342)	1,167
Income tax expense (benefit)	172	22	(339)	245
Net income (loss)	$313	$157	$(1,003)	$922

Net income (loss) per common share:
Basic (in dollars per share)	$0.12	$0.06	$(0.36)	$0.34
Weighted average number of common shares outstanding - basic (in shares)	2,773,598	2,760,052	2,767,263	2,751,330
Diluted (in dollars per share)	$0.12	$0.05	$(0.36)	$0.32
Weighted average number of common shares outstanding - diluted (in shares)	2,954,765	2,935,671	2,767,263	2,922,113

Other comprehensive income (loss)
Foreign currency translation	124	(175)	130	(358)
Comprehensive income (loss), net of tax	$437	$(18)	$(873)	$564

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30, 2025	DECEMBER 31, 2024
ASSETS
Current assets:
Cash	$652	$916
Accounts receivable, less allowances of $206 and $196, respectively	17,810	14,875
Inventories, net	18,628	21,638
Contract assets	14,984	13,792
Assets held for sale	495	-
Prepaid assets and other assets	5,749	4,094
Total current assets	58,318	55,315
Property and equipment, net	5,443	6,232
Operating lease assets, net	7,563	8,139
Deferred tax assets	3,275	2,575
Other intangible assets, net	165	174
Other assets	61	-
Total assets	$74,825	$72,435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,931	$11,582
Accrued payroll and commissions	1,752	1,841
Customer deposits	5,176	5,140
Current portion of operating lease obligations	1,237	1,175
Current portion of finance lease obligations	229	143
Notes payable	-	344
Other accrued liabilities	1,283	1,203
Total current liabilities	21,608	21,428
Long-term liabilities:
Long-term line of credit	11,615	8,634
Long-term operating lease obligations, net of current portion	7,145	7,773
Long-term finance lease obligations, net of current portion	781	311
Other long-term liabilities	288	284
Total long-term liabilities	19,829	17,002
Total liabilities	41,437	38,430
Shareholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	250	250
Common stock - $0.01 par value; 9,000,000 shares authorized; 2,780,134 and 2,760,793 shares issued and outstanding, respectively	28	28
Additional paid-in capital	17,585	17,329
Accumulated other comprehensive loss	(847)	(977)
Retained earnings	16,372	17,375
Total shareholders’ equity	33,388	34,005
Total liabilities and shareholders’ equity	$74,825	$72,435

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,003)	$922
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	678	966
Compensation on stock-based awards	235	206
Deferred taxes	(700)	-
Change in accounts receivable allowance	10	(88)
Change in inventory reserves	351	113
Other, net	-	(59)
Changes in current operating assets and liabilities:
Accounts receivable	(2,842)	1,690
Inventories	2,714	(1,288)
Contract assets	(1,192)	(476)
Prepaid expenses and other assets	(1,647)	(531)
Accounts payable	295	(2,546)
Accrued payroll and commissions	(94)	(1,516)
Customer deposits	36	1,385
Other accrued liabilities	386	(236)
Net cash used in operating activities	(2,773)	(1,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	9	9
Purchases of property and equipment	(367)	(1,020)
Net cash used in investing activities	(358)	(1,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	51,405	68,323
Payments to line of credit	(48,485)	(65,809)
Principal payments on financing leases	(85)	(202)
Stock option exercises	23	31
Net cash provided by financing activities	2,858	2,343

Effect of exchange rate changes on cash	9	(7)

Net change in cash	(264)	(133)
Cash - beginning of period	916	1,675
Cash - end of period	$652	$1,542

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2025	2024

Supplemental disclosure of cash flow information:
Cash paid for interest	$470	$307
Cash paid for income taxes	$389	$279

Supplemental noncash investing and financing activities:
Property and equipment purchases in accounts payable	$27	$75
Conversion of notes payable to finance leases	$637	$-
Operating lease assets acquired under operating leases	$-	$1,923

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of March 31, 2024	250	$250	2,755	$27	$17,009	$(715)	$19,435	$36,006
Net income	-	-	-	-	-	-	157	157
Foreign currency translation adjustment	-	-	-	-	-	(175)	-	(175)
Compensation on stock-based awards	-	-	-	-	126	-	-	126
Issuance for stock-based awards	-	-	7	1	30	-	-	31
Balance as of June 30, 2024	250	$250	2,762	$28	$17,165	$(890)	$19,592	$36,145

Balance as of March 31, 2025	250	$250	2,761	$28	$17,466	$(971)	$16,059	$32,832
Net income	-	-	-	-	-	-	313	313
Foreign currency translation adjustment	-	-	-	-	-	124	-	124
Stock option exercises	-	-	19	-	2	-	-	2
Compensation on stock-based awards	-	-	-	-	117	-	-	117
Balance as of June 30, 2025	250	$250	2,780	$28	$17,585	$(847)	$16,372	$33,388

Balance as of December 31, 2023	250	$250	2,740	$27	$16,929	$(532)	$18,670	$35,344
Net income	-	-	-	-	-	-	922	922
Foreign currency translation adjustment	-	-	-	-	-	(358)	-	(358)
Compensation on stock-based awards	-	-	-	-	206	-	-	206
Issuance for stock-based awards	-	-	22	1	30	-	-	31
Balance as of June 30, 2024	250	$250	2,762	$28	$17,165	$(890)	$19,592	$36,145

Balance as of December 31, 2024	250	$250	2,761	$28	$17,329	$(977)	$17,375	$34,005
Net loss	-	-	-	-	-	-	(1,003)	(1,003)
Foreign currency translation adjustment	-	-	-	-	-	130	-	130
Stock option exercises	-	-	19	-	21	-	-	21
Compensation on stock-based awards	-	-	-	-	235	-	-	235
Balance as of June 30, 2025	250	$250	2,780	$28	$17,585	$(847)	$16,372	$33,388

See Accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the interim periods have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the Company’s audited consolidated financial statements. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the year ended December 31, 2024, and notes thereto included in our Annual Report on Form 10-K as filed with the SEC.

The condensed consolidated financial statements include the accounts of Nortech Systems Incorporated and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All dollar amounts are stated in thousands of U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements. Estimates also affect the reported amounts of net sales and expenses during each reporting period. Significant items subject to estimates and assumptions include the net realizable value reserves for inventories, accounts receivable allowances, realizability of deferred tax assets and long-lived asset recovery. Actual results could differ from those estimates.

Recently Issued New Accounting Standards

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting Topic (280): Improvements to Reportable Segment Disclosure. The ASU supplements reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU in the fourth quarter of 2024 and has included related interim reporting disclosures in Note 9 – Segment Information to these condensed consolidated financial statements.

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. The Company is currently evaluating the provisions of the new law and the potential effects on the Company’s financial position, results of operations, and cash flows.

Inventories

Inventories are as follows:

	June 30,	December 31,
	2025	2024
Raw materials	$18,570	$21,122
Work in process	802	892
Finished goods	1,053	1,070
Reserves	(1,797)	(1,446)
Inventories, net	$18,628	$21,638

Other Intangible Assets

Other intangible assets as of June 30, 2025 and December 31, 2024 are as follows:

Patents
Balances as of December 31, 2024	$174
Amortization	(9)
Balances as of June 30, 2025	$165

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted average remaining amortization period of our intangible assets is 4.6 years. Of the patents value as of June 30, 2025, $81 are being amortized and $84 are in process and a patent has not yet been issued.

Amortization expense of finite life intangible assets for the three months ended June 30, 2025 and 2024 was $4 and $40, respectively. Amortization expense of finite life intangible assets for the six months ended June 30, 2025 and 2024 was $9 and $80, respectively.

As of June 30, 2025, estimated future annual amortization expense (except projects in process) related to these assets is as follows:

Year	Amount
Remainder of 2025	$10
2026	18
2027	18
2028	18
2029	12
Thereafter	5
Total	$81

Property and Equipment

As of June 30, 2025, the Company classified its Blue Earth manufacturing facility and related land as held for sale as the criteria for classification as held for sale were met. The sale of the Blue Earth facility was completed in July 2025 for $500. The carrying value of these assets held for sale was $495 as of June 30, 2025 and is classified as a current asset in our condensed consolidated balance sheets.

During the second quarter of 2025, in light of our sustained low stock price, we performed a Step 1 recoverability test in accordance with U.S. GAAP for our long-lived assets. Based on our assessment of undiscounted future cash flows, we concluded that the carrying amounts of our asset group is recoverable, and therefore, no impairment was recognized at this stage.  However, as a result of the sale of our Blue Earth facility in July 2025, we are now closer to meeting the criteria for a Step 2 impairment analysis, which involves estimating the fair value of the asset group. If future developments, including changes in market conditions or operational forecasts, result in a decline in fair value below carrying amounts, this may lead to the recognition of an impairment loss in subsequent periods.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, accounts receivable, and contract assets. We maintain our excess cash balances in checking accounts primarily at two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. The Company’s $652 cash balance as of June 30, 2025, included approximately $573 and $5 that was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and generally do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances or contract asset balances individually represented 10% or more of gross accounts receivable.

Customers who represent 10% or more of net sales for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	31%	26%	31%	25%
Customer B	10%	-%	10%	-%
Total	41%	26%	41%	25%

Customers who represent 10% or more of accounts receivable and contract assets for the period ended June 30, 2025 and December 31, 2024 are as follows:

	Accounts Receivable
	June 30, 2025	December 31, 2024
Customer A	22%	23%
Customer C	10%	13%
Total	32%	36%

	Contract Assets
	June 30, 2025	December 31, 2024
Customer A	30%	33%
Customer D	16%	12%
Total	46%	45%

Export sales from the U.S. represented approximately 2% of net sales for both the three and six months ended June 30, 2025. Export sales from the U.S. represented approximately 3% and 2% of net sales for the three and six months ended June 30, 2024, respectively.

NOTE 3. NET SALES

Revenue Recognition

Revenue under contract manufacturing agreements that was recognized over time, excluding noncash consideration, accounted for 75% of net sales for both the three and six months ended June 30, 2025 and 74% of net sales for both the three and six months ended June 30, 2024.

The following tables summarize our net sales by market for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30, 2025
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device	$5,049	$2,004	$497	$7,550
Medical Imaging	7,490	2,169	5	9,664
Industrial	6,590	1,799	127	8,516
Aerospace and Defense	3,975	886	84	4,945
Total net sales	$23,104	$6,858	$713	$30,675

	Three Months Ended June 30, 2024
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device(2)	$6,857	$2,129	$703	$9,689
Medical Imaging(2)	5,868	2,306	8	8,182
Industrial	6,163	2,667	555	9,385
Aerospace and Defense	6,097	494	44	6,635
Total net sales	$24,985	$7,596	$1,310	$33,891

	Six Months Ended June 30, 2025
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device	$10,821	$3,734	$1,065	$15,620
Medical Imaging	14,198	4,042	12	18,252
Industrial	11,296	3,931	234	15,461
Aerospace and Defense	6,757	1,364	116	8,237
Total net sales	$43,072	$13,071	$1,427	$57,570

	Six Months Ended June 30, 2024
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device(2)	$13,748	$4,648	$1,497	$19,893
Medical Imaging(2)	12,041	5,031	11	17,083
Industrial	13,110	5,014	853	18,977
Aerospace and Defense	11,301	736	116	12,153
Total net sales	$50,200	$15,429	$2,477	$68,106

[1]	Noncash consideration represents material provided by the customer used in the build of the product.
[2]	Medical, as reported in the prior-year period filing, has been split between Medical Device and Medical Imaging to conform with the current-year presentation.

Contract Assets

Contract assets, recorded in the condensed consolidated balance sheets, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the six months ended June 30, 2025 were as follows:

Balance as of December 31, 2024	$13,792
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	43,072
Allowance for current expected credit losses	(1)
Amounts invoiced during the period	(41,879)
Balance outstanding as of June 30, 2025	$14,984

We expect substantially all the remaining performance obligations for the contract assets recorded as of June 30, 2025 to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

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

The Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. These ratios are calculated based on trailing twelve-month results. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of outstanding borrowings. The Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027. We were not in compliance with financial covenants related to the maximum operating expense contributions to our Mexican operations in the first and second quarters of 2024. We have received a waiver of this event of default from the bank. On March 27, 2025, we amended (the “First Amendment”) the Revolver to waive our non-compliance with the leverage ratio and minimum fixed charge ratio as of December 31, 2024, and March 31, 2025. Provisions of the First Amendment relating to the Company’s compliance with these ratios were replaced with provisions of the Second Amendment (described below). Provisions of the First Amendment relating to minimum EBITDA requirements of the Company were replaced with provisions of the Second Amendment (described below). Provisions of the First Amendment requiring the Company to maintain unrestricted cash and Revolver availability (collectively, “Liquidity”) at specified levels were replaced with provisions of the Second Amendment (described below). The First Amendment also requires the Company to provide incremental monthly reporting and increased the Company’s borrowing rate by one percent until the Company is in compliance with the original terms of the Revolver. The First Amendment increases the borrowing rate for revolving loans by 100 basis points.

On May 14, 2025, we further amended (the “Second Amendment”) the Revolver, which amended the First Amendment in part, to defer the Company’s compliance with the leverage ratio and minimum fixed charge ratio until the fourth quarter of 2025 at which time the Company must maintain (a) a leverage ratio of 2.5 times for the year ended December 31, 2025 and for each twelve-month quarterly reporting period thereafter; and (b) a minimum fixed charge coverage ratio to 1.25 times for the year ended December 31, 2025 and for each twelve-month quarterly reporting period thereafter. The Company must also maintain adjusted EBITDA (earnings before interest, taxes depreciation and amortization), as defined in the Revolver, as of the end of the second quarter of 2025 of at least $1,000, the third quarter of 2025 of at least $1,300 and the fourth quarter of 2025 and each quarter thereafter of at least $1,600. In addition, the Second Amendment requires the Company to always maintain Liquidity of at least $2,500. The Second Amendment shortened the duration of the Revolver to June 30, 2026 and increases the borrowing rate by 25 basis points.

On July 29, 2025, we amended the Revolver (the “Third Amendment”) to extend the expiration of the Revolver to August 31, 2026. We have recorded the outstanding Revolver amount of $11,615 as long-term on the condensed consolidated balance sheets based on extension in the signed Third Amendment.

The Revolver, as amended, bears interest at a weighted-average interest rate of 7.8% and 7.7% as of June 30, 2025 and December 31, 2024, respectively. We had borrowings on our line of credit of $11,615 and $8,695 outstanding as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, we had unused availability on the line of credit of $3,385, which is subject to a month end cap based on the previously noted minimum Liquidity.

The Company had an interim funding agreement with a bank related to deposits made on equipment purchases funded through a finance lease when the equipment was received and operational. The equipment was received and the lease agreements were finalized during the three months ended June 30, 2025. As of June 30, 2025, we have no amounts outstanding on the interim funding agreement for equipment.

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2025, we have no amounts outstanding on the interim funding agreement for equipment. We have financing leases for certain property and equipment used in the normal course of business.

The components of lease expense were as follows:

	Three Months Ended June 30,
Lease Cost	2025	2024
Operating lease cost	$564	$581
Finance lease interest cost	9	6
Finance lease amortization expense	33	129
Total lease cost	$606	$716

	Six Months Ended June 30,
Lease Cost	2025	2024
Operating lease cost	$1,129	$1,177
Finance lease interest cost	15	12
Finance lease amortization expense	85	129
Total lease cost	$1,229	$1,318

Supplemental condensed consolidated balance sheet information related to leases was as follows:

	Balance Sheet Location	June 30, 2025	December 31, 2024
Assets
Finance lease assets	Property and equipment, net	$878	$411
Operating lease assets	Operating lease assets, net	7,563	8,139
Total leased assets		$8,441	$8,550

Liabilities
Current
Current operating lease liabilities	Current portion of operating lease obligations	$1,237	$1,175
Current finance lease liabilities	Current portion of finance lease obligations	229	143
Noncurrent
Long-term operating lease liabilities	Long-term operating lease obligations, net of current portion	7,145	7,773
Long-term finance lease liabilities	Long-term finance lease obligations, net of current portion	781	311
Total lease liabilities		$9,392	$9,402

Supplemental condensed consolidated statements of cash flows information for the six months ended June 30, 2025 and 2024 related to leases was as follows:

	June 30,	June 30,
	2025	2024
Operating Leases
Cash paid for amounts included in the measurement of lease liabilities	$880	$933
Conversion of notes payable to finance leases	$637	$1,923

Future annual payments of lease liabilities as of June 30, 2025 were as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2025	$925	$144	$1,069
2026	1,864	320	2,184
2027	1,571	212	1,783
2028	1,569	212	1,781
2029	986	197	1,183
Thereafter	4,669	67	4,736
Total lease payments	$11,584	$1,152	$12,736
Less: imputed interest	(3,202)	(142)	(3,344)
Present value of lease liabilities	$8,382	$1,010	$9,392

The lease term and discount rate as of June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term (years)
Operating leases	7.4	8.1
Finance leases	2.0	1.7
Weighted-average discount rate
Operating leases	7.8%	8.0%
Finance leases	6.6%	5.3%

NOTE 6. STOCK BASED AWARDS

Stock-based compensation expense of $117 and $126 for the three months ended June 30, 2025 and 2024, respectively, and $235 and $206 for the six months ended June 30, 2025 and 2024, respectively, was reported in the condensed consolidated statements of operations within general and administrative expenses.

Stock Options

Under the 2017 Stock Incentive Plan (“2017 Plan”), as amended, there are an aggregate of 775,000 shares authorized for issuance.

We granted 43,382 service-based stock options during the three and six months ended June 30, 2025. We granted 22,000 service-based stock options during the three and six months ended June 30, 2024. Weighted average stock option fair value assumptions and the weighted average grant date fair value of stock options granted were as follows:

	2025	2024
Stock option fair value assumptions:
Risk-free interest rate	4.14%	4.40%
Expected life (years)	6.4	6.0
Dividend yield	-%	-%
Expected volatility	58%	58%
Weighted average grant date fair value of stock options granted	$5.21	$6.47

Total compensation expense related to stock options was $69 and $123 for the three and six months ended June 30, 2025, respectively. Total compensation expense related to stock options was $65 and $121 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, there was $764 of unrecognized compensation related to stock options which will be recognized over a weighted average period of 2.66 years.

Following is a summary of stock option activity as of and for the six months ended June 30, 2025 and 2024:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	458,700	$6.63	6.53	$1,432
Granted	22,000	11.06
Exercised	(5,500)	5.42
Forfeited	(9,600)	10.26
Outstanding – June 30, 2024	465,600	$6.78	6.20	$3,150

Outstanding – December 31, 2024	453,400	$6.79	5.70	$1,654
Granted	43,382	8.73
Exercised	(1,200)	3.98
Forfeited	(9,800)	9.66
Outstanding – June 30, 2025	485,782	$6.92	5.60	$1,213
Exercisable on June 30, 2025	305,000	$5.28	4.10	$1,198

Restricted Stock Units

Total compensation expense related to restricted stock units (“RSUs”) was $48 and $112 for the three and six months ended June 30, 2025, respectively. Total compensation expense related to RSUs was $61 and $85 for the three and six months ended June 30, 2024, respectively. During the three- and six-month periods ended June 30, 2025 and 2024, we granted 43,664 and 15,141 RSUs, respectively, at an average grant price per share of $8.73 and $11.06, respectively, under our 2017 Stock Incentive Plan to non-employee directors which vest over two years. As of June 30, 2025, total unrecognized compensation expense related to the RSUs was $356, which will vest over a weighted average period of 1.8 years.

Following is a summary of RSU activity as of and for the six months ended June 30, 2025 and 2024:

	Shares	Weighted- Average Remaining Vesting Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	27,000	1.0	$254
Granted	15,141
Vested	(16,500)
Forfeited	(1,500)
Outstanding – June 30, 2024	24,141	0.9	$330

Outstanding – December 31, 2024	24,141	0.3	$248
Granted	43,664
Vested	(24,141)
Forfeited	-
Outstanding – June 30, 2025	43,664	1.9	$63

NOTE 7. NET INCOME (LOSS) PER SHARE DATA

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Dilutive net income (loss) per common share assumes the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding using the treasury stock method, unless their effect is anti-dilutive. Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	2,773,598	2,760,052	2,767,263	2,751,330
Dilutive effect of outstanding stock options and non-vested restricted stock units[1]	181,167	175,619	-	170,783
Diluted weighted average shares outstanding	2,954,765	2,935,671	2,767,263	2,922,113

[1]	The following items were excluded from the computation of diluted weighted-average shares outstanding as their inclusion would be anti-dilutive:

a.	For the three and six months ended June 30, 2025, restricted stock units and stock options totaling 89,927 and 504,194, respectively.
b.	For the three and six months ended June 30, 2024, restricted stock units and stock options totaling 31,611 and 45,453, respectively.

NOTE 8. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events.

Our effective tax rate for the three and six months ended June 30, 2025 was 35% and 25%, respectively. Our effective tax rate for the three and six months ended June 30, 2024 was 12% and 21%, respectively. The primary drivers of the increase in effective tax rate were changes in pretax (loss) income and taxes on foreign entities.

NOTE 9. SEGMENT INFORMATION

Our results of operations for the six months ended June 30, 2025 and 2024 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. The Company operates in the Medical Device, Medical Imaging, Aerospace and Defense, and Industrial markets with over 50% of its net sales coming from the medical-related markets. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ needs. Our plants generate net sales over several of the markets the Company serves. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our chief operating decision maker (the “CODM”) is the Company’s President and Chief Executive Officer. The CODM regularly evaluates financial information prepared in accordance with U.S. GAAP on a consolidated basis to assess performance and allocate resources.

The Company’s net sales were located as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$18,005	$22,480	$34,315	$46,009
Mexico	7,895	7,571	14,475	14,357
China	4,775	3,840	8,780	7,740
Total net sales	$30,675	$33,891	$57,570	$68,106

The Company’s long-lived tangible assets, including the Company’s operating lease assets recognized on the condensed consolidated balance sheets were located as follows:

	June 30, 2025	December 31, 2024
United States	$9,326	$10,429
Mexico	2,195	2,445
China	1,485	1,497
Total long-lived tangible assets	$13,006	$14,371

NOTE 10. RESTRUCTURING CHARGES

During 2024, we recorded restructuring charges of $571 related to the closure and consolidation of our Blue Earth, Minnesota production facility, which was completed in the fourth quarter of 2024. During the six months ended June 30, 2025, the Company incurred $266 of restructuring charges, in connection with activities related to the Blue Earth facility and additional staff reductions in the first quarter of 2025. We have not recorded any restructuring charges in the three months ended June 30, 2025.

The following table summarizes the related activity for the six months ended June 30, 2025:

	Facility Consolidation	Workforce Reductions	Total

December 31, 2024	$154	$-	$154
Charges	31	235	266
Cash payments	(185)	(235)	(420)
June 30, 2025	$-	$-	$-

The following table summarizes the related activity for the six months ended June 30, 2024:

Facility Consolidation

December 31, 2023	$-
Charges	91
Cash payments	-
June 30, 2024	$91

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

David Kunin, our Chairman, is a minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company met its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the Company’s contribution will not exceed $500. Marpe is engaged in raising funds for its operations, which funds are necessary to pay for the Company’s services beyond its contribution. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device operations will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recover the value of services provided to Marpe if not paid when the services are provided. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. During the three and six months ended June 30, 2025 and 2024, we recognized no net sales to Marpe Technologies. As of June 30, 2025, we have no outstanding accounts receivable. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

NOTE 12. SUBSEQUENT EVENTS

On July 24, 2025, the Company closed on the sale of the Blue Earth facility for $500 as discussed in Note 1 – “Summary of Significant Accounting Policies.”

On July 29, 2025, the Company amended its Revolver line of credit agreement as discussed in Note 4 – “Financing Arrangements.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Minnesota, United States based full-service global EMS contract manufacturer in the Medical Device, Medical Imaging, Aerospace and Defense and Industrial markets offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex electromedical and electromechanical products including medical devices, wire and cable assemblies, printed circuit board assemblies, complex higher-level assemblies and other box builds for a wide range of industries. As of December 31, 2024, we have facilities in Minnesota: Bemidji, Mankato, Milaca and Maple Grove. We closed our facility in Blue Earth, Minnesota in December 2024 and sold this facility on July 24, 2025. We also have facilities in Monterrey, Mexico and Suzhou, China.

Our net sales are derived from complex designed products built to the customers’ specifications. The products we manufacture are engineered and designed products that require sophisticated manufacturing support. Quality, on-time delivery, and reliability are of utmost importance. Our goal is to expand and diversify our customer base by focusing on sales and marketing efforts that fit our value-added service, early engagement design, and development strategy. We continue to focus on lean manufacturing initiatives, quality and on-time delivery improvements to increase asset utilization, reduce lead times and provide competitive pricing.

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

Restructuring Activities

In fiscal year 2024, the Company initiated a restructuring plan related to the closure of its Blue Earth, MN facility. During the three and six months ended June 30, 2025, the Company incurred restructuring charges related to staff reductions and activities related to the Blue Earth facility closure. The costs of these restructuring programs totaled $837, of which $266 was recorded in the six months ended June 30, 2025 and $571 was recorded in the prior fiscal year. We did not record any amounts related to restructuring in the three months ended June 30, 2025. These costs are included in restructuring charges on the condensed consolidated statements of operations. These charges relate to employee severance and facility closure costs. We do not expect significant additional expenses related to this plan.

Results of Operations

Net Sales. Net sales for the three months ended June 30, 2025 and 2024 were $30,675 and $33,891, respectively, a comparative period decrease of $3,216 or 9.5%. Net sales for the six months ended June 30, 2025 and 2024 were $57,570 and $68,106, respectively, a comparative period decrease of $10,536 or 15.5%. Net sales in the three and six months ended June 30, 2025 were negatively impacted by delays in Aerospace and Defense customer approvals of products transferred from our Blue Earth facility to our Bemidji facility as well as manufacturing and plant utilization inefficiencies related to the movement of various production between plants. The following is a summary of net sales by our major industry markets:

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
Medical Device	$7,550	$9,689	$(2,139)	(22.1)%
Medical Imaging	9,664	8,182	1,482	18.1%
Industrial	8,516	9,385	(869)	(9.3)%
Aerospace and Defense	4,945	6,635	(1,690)	(25.5)%
Total net sales	$30,675	$33,891	$(3,216)	(9.5)%

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Medical Device	$15,620	$19,893	$(4,273)	(21.5)%
Medical Imaging	18,252	17,083	1,169	6.8%
Industrial	15,461	18,977	(3,516)	(18.5)%
Aerospace and Defense	8,237	12,153	(3,916)	(32.2)%
Total net sales	$57,570	$68,106	$(10,536)	(15.5)%

●	Medical Device: Net sales to our medical customers decreased $2,139, or 22.1%, in the three months ended June 30, 2025 as compared with the same period in 2024 and $4,273, or 21.5%, in the six months ended June 30, 2025 as compared with the same period in 2024. The decrease was primarily due to inventory re-balancing with existing customers, timing of customer product launches and lower productivity as we managed our facility consolidation.

●	Medical Imaging: Net sales to our Medical Imaging customers increased $1,482, or 18.1%, in the three months ended June 30, 2025 as compared with the same period in 2024 and $1,169, or 6.8%, in the six months ended June 30, 2025 as compared with the same period in 2024. The increase was primarily due to higher sales to existing customers.

●	Industrial: Net sales to our industrial customers decreased $869, or 9.3%, in the three months ended June 30, 2025 as compared with the same period in 2024 and $3,516, or 18.5%, in the six months ended June 30, 2025 as compared with the same period in 2024. The decrease in net sales was primarily due to customer order delays and part shortages.

●	Aerospace and Defense: Net sales to our aerospace and defense customers decreased $1,690, or 25.5%, in the three months ended June 30, 2025 as compared with the same period in 2024 and $3,916, or 32.2%, in the six months ended June 30, 2025 as compared with the same period in 2024. The decrease in net sales relates to delays in customer approvals as we have consolidated this business into our Bemidji facility.

Backlog. Our 90-day shipment backlog as of June 30, 2025 was $26,592, a decrease of 0.6% from $26,742 at the beginning of the quarter, and an 11.6% decrease from June 30, 2024. Our 90-day backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be shipped within 180 days.

Our total order backlog as of June 30, 2025, was $78,351, representing a 14.7% increase from $68,332 at the beginning of the quarter and a 6.9% increase compared to the same period in the prior year; this growth was primarily driven by large medical device orders.

90-day shipment and total backlog by our major industry markets are as follows:

	June 30, 2025		March 31, 2025		June 30, 2024
	90 Day	Total	90 Day	Total	90 Day	Total
Medical Device	$7,897	$32,222	$5,735	$19,925	$8,130	$23,497
Medical Imaging	5,101	7,584	7,526	10,020	7,776	10,953
Industrial	6,010	9,349	5,999	10,005	6,398	11,423
Aerospace and Defense	7,584	29,196	7,482	28,382	7,791	27,423
Total backlog	$26,592	$78,351	$26,742	$68,332	$30,095	$73,296

The 90-day and total backlog as of June 30, 2025 includes orders already recognized in net sales and included in the contract asset value of $14,984.

Operating Costs and Expenses.

Net sales, cost of goods sold, gross profit, and operating costs were as follows:

	Three Months Ended June 30,
	2025	2024	Increase/(Decrease)
Net sales	$30,675	$33,891	$(3,216)		(9.5)%
Cost of goods sold (3)	25,838	29,274	(3,436)		(11.7)%
Gross profit	4,837	4,617	220		4.8%
Gross margin percentage (1)	15.8%	13.6%	220	bpc(2)
Selling (3)	1,204	909	295		32.5%
% of Net sales	3.9%	2.7%
General and administrative	2,589	2,982	(393)		(13.2)%
% of Net sales	8.4%	8.8%
Research and development	302	291	11		3.8%
% of Net sales	1.0%	0.9%
Restructuring charges	-	91	(91)		(100)%
% of Net sales	-%	0.2%
Operating income	742	344	398		115.7%
% of Net sales	2.4%	1.0%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.
(3)	During the first quarter of 2025, the Company modified the responsibilities and reporting relationships of certain customer-facing managers. As a result of these organizational changes, the related costs, which were previously classified as cost of sales, are now reported as selling expenses to better reflect the nature of the activities performed.

	Six Months Ended June 30,
	2025	2024	Increase/(Decrease)
Net sales	$57,570	$68,106	$(10,536)		(15.5)%
Cost of goods sold (3)	49,655	58,041	(8,386)		(14.4)%
Gross profit	7,915	10,065	(2,150)		(21.4)%
Gross margin percentage (1)	13.7%	14.8%	(110	)bpc(2)
Selling (3)	2,388	1,714	674		39.3%
% of Net sales	4.1%	2.5%
General and administrative	5,504	6,152	(648)		(10.5)%
% of Net sales	9.6%	9.0%
Research and development	628	609	19		3.1%
% of Net sales	1.1%	0.9%
Restructuring charges	266	91	175		192.3%
% of Net sales	0.5%	0.2%
Operating (loss) income	(871)	1,499	(2,370)		(158.1)%
% of Net sales	(1.5)%	2.3%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.
(3)	During the first quarter of 2025, the Company modified the responsibilities and reporting relationships of certain customer-facing managers. As a result of these organizational changes, the related costs, which were previously classified as cost of sales, are now reported as selling expenses to better reflect the nature of the activities performed.

Gross profit and gross margins. Gross profit as a percent of net sales was 15.8% and 13.6% for the three months ended June 30, 2025, and 2024, respectively. Gross profit as a percent of net sales was 13.7% and 14.8% for the six months ended June 30, 2025, and 2024, respectively. The increase in gross profit as a percentage of net sales in the quarterly comparison period was the result of improved plant utilization and favorable sales mix. The decrease in gross profit as a percentage of net sales in the year-to-date comparison period was the result of lower net sales and reduced facility utilization in the first three months of this year as well as reduced manufacturing efficiencies due to customer program movements between facilities.

Selling expenses. Selling expenses, as measured as a percent of net sales, was 3.9% and 2.7% for the three months ended June 30, 2025, and 2024, respectively. Selling expenses, as measured as a percent of net sales, was 4.1% and 2.5% for the six months ended June 30, 2025, and 2024, respectively. In 2025, we realigned the reporting structure of our customer facing managers from operations to business development. As a result, this increase is a result of the realignment as well as the impact of fixed costs on a lower revenue base.

General and administrative expenses. General and administrative expenses, as measured as a percent of net sales, was 8.4% and 8.8% for the three months ended June 30, 2025 and 2024, respectively, and 9.6% and 9.0% for the six months ended June 30, 2025 and 2024, respectively. General and administrative expenses decreased in the quarterly and year to date 2025 periods by $393 and $648, respectively, as compared with the 2024 periods primarily as the result of lower incentive compensation accruals in the current year.

Restructuring charges. Restructuring charges were $0 and $266 in the three and six months ended June 30, 2025, respectively. During the first quarter of 2025, we incurred $235 of severance charges for a February 2025 reduction in force to align staffing to our forecasted net sales and $31 of expenses related to our closed Blue Earth facility. Restructuring charges were $91 in the three and six months ended June 30, 2024 for accrued employee retention bonuses for our facility consolidation and closure of our Blue Earth facility.

Operating (loss) income. Operating income was $742 for the three months ended June 30, 2025 or 2.4% of net sales and was $344 or 1.0% of net sales for the three months ended June 30, 2024. This increase was driven by the improved gross margin and lower incentive compensation expense. Operating loss was ($871) or (1.5)% of net sales for the six months ended June 30, 2025 and operating income was $1,499 or 2.3% of net sales for the six months ended June 30, 2024. The decrease was driven by the decrease in net sales and resulting gross margin.

Interest expense. Interest expense was $257 and $165 for the three months ended June 30, 2025 and 2024, respectively. Interest expense was $471 and $332 for the six months ended June 30, 2025 and 2024, respectively. This increase was driven by higher borrowings under our line of credit arrangement. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements.

Income taxes. Our effective tax rate for the three and six months ended June 30, 2025 was 35% and 25%. Our effective tax rate for the three and six months ended June 30, 2024 was 12% and 21%. The primary drivers of the increase in effective tax rate were changes in pretax (loss) income and taxes on foreign entities.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. The Company is currently evaluating the provisions of the new law and the potential effects on the Company’s financial position, results of operations, and cash flows.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Six Months Ended June 30,
	2025	2024
Cash provided by (used in):
Operating activities	$(2,773)	$(1,458)
Investing activities	(358)	(1,011)
Financing activities	2,858	2,343
Effect of exchange rates on changes in cash and cash equivalents	9	(7)
Net change in cash and cash equivalents	$(264)	$(133)

Operating Activities. Cash used in operating activities was $2,773 in the first six months of 2025, compared with $1,458 in the same prior-year period. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

●	Cash used by accounts receivable and contract assets was $4,034 in the six months ended June 30, 2025 as compared with cash provided of $1,214 in the same prior-year period. The use of cash in the six months ended June 30, 2025 is largely due to timing of customer shipments and cash collections. The cash provided in the prior year was due an expected increase in cash collections due to higher sales and the timing of customer payments.
●	Cash provided by inventory was $2,714 in the six months ended June 30, 2025 as compared with cash used of $1,288 in the prior-year period. The decrease in the current-year period cash usage was the result of normal timing variances of inventory purchases and timing of product shipments as well as the results of our plan to reduce inventory balances in 2025.

Investing Activities. Cash used in investing activities was $358 in the first six months of 2025, compared with cash used of $1,011 in the same prior-year period, both primarily for capital expenditures.

Financing Activities. Cash provided by financing activities was $2,858 in the first six months of 2025 and $2,343 in the same prior-year period. The cash provided by financing activities in both periods resulted from the line of credit advances for working capital and operations.

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

The Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. These ratios are calculated based on trailing twelve-month results. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of outstanding borrowings. The Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027. We were not in compliance with financial covenants related to the maximum operating expense contributions to our Mexican operations in the first and second quarters of 2024. We have received a waiver of this event of default from the bank. On March 27, 2025, we amended (the “First Amendment”) the Revolver to waive our non-compliance with the leverage ratio and minimum fixed charge ratio as of December 31, 2024, and March 31, 2025. Provisions of the First Amendment relating to the Company’s compliance with these ratios were replaced with provisions of the Second Amendment (described below). Provisions of the First Amendment relating to minimum EBITDA requirements of the Company were replaced with provisions of the Second Amendment (described below). Provisions of the First Amendment requiring the Company to maintain unrestricted cash and Revolver availability (collectively, “Liquidity”) at specified levels were replaced with provisions of the Second Amendment (described below). The First Amendment also requires the Company to provide incremental monthly reporting and increased the Company’s borrowing rate by one percent until the Company is in compliance with the original terms of the Revolver. The First Amendment increases the borrowing rate for revolving loans by 100 basis points.

On May 14, 2025, we further amended (the “Second Amendment”) the Revolver, which amended the First Amendment in part, to defer the Company’s compliance with the leverage ratio and minimum fixed charge ratio until the fourth quarter of 2025 at which time the Company must maintain (a) a leverage ratio of 2.5 times for the year ended December 31, 2025 and for each twelve-month quarterly reporting period thereafter; and (b) a minimum fixed charge coverage ratio to 1.25 times for the year ended December 31, 2025 and for each twelve-month quarterly reporting period thereafter. The Company must also maintain adjusted EBITDA (earnings before interest, taxes depreciation and amortization), as defined in the Revolver, as of the end of the second quarter of 2025 of at least $1,000, the third quarter of 2025 of at least $1,300 and the fourth quarter of 2025 and each quarter thereafter of at least $1,600. In addition, the Second Amendment requires the Company to always maintain Liquidity of at least $2,500. The Second Amendment shortened the duration of the Revolver to June 30, 2026 and increases the borrowing rate by 25 basis points.

On July 29, 2025, we amended the Revolver (the “Third Amendment”) to extend the expiration of the Revolver to August 31, 2026. We have recorded the outstanding Revolver amount of $11,615 as long term on the condensed consolidated balance sheets based on extension in the signed Third Amendment.

The Revolver, as amended, bears interest at a weighted-average interest rate of 7.8% and 7.7% as of June 30, 2025 and December 31, 2024, respectively. We had borrowings on our line of credit of $11,615 and $8,695 outstanding as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, we had unused availability on the line of credit of $3,385, which is subject to a month end cap based on the previously noted minimum Liquidity.

The Company had an interim funding agreement with a bank related to deposits made on equipment purchases funded through a finance lease when the equipment was received and operational. The equipment was received and the lease agreements were finalized during the three months ended June 30, 2025. As of June 30, 2025, we have no amounts outstanding on the interim funding agreement for equipment.

Net sales in the first two quarters of 2025 and fourth quarter of 2024 were negatively impacted by delays in Aerospace and Defense customer approvals of products transferred from our Blue Earth facility to our Bemidji facility as well as manufacturing and plant utilization inefficiencies related to the movement of various production between plants. We expect these matters to be resolved over the next two quarters. The Company has implemented plant optimization activities and cost cutting initiatives in the first two quarters of 2025 to address losses. These actions plus continued efforts to improve manufacturing efficiencies in the remainder of 2025 and the planned reduction in inventory levels are intended to drive reduced borrowings during the remainder of 2025. The Company believes it has sufficient capital and liquidity to operate its business for at least twelve months from the filing of this Form 10-Q.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Forward-Looking Statements

Those statements in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

♦	Volatility in the marketplace which may affect market supply, demand of our products or currency exchange rates;
♦	Whether our existing financing arrangements, anticipated cash flows from operations and cash on hand will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the next twelve months;
♦	Supply chain disruption and unreliability;
♦	Lack of supply of sufficient human resources to produce our products;
♦	Increased competition from within the EMS industry or the decision of OEMs to cease or limit outsourcing;
♦	Changes in the reliability and efficiency of our operating facilities or those of third parties;
♦	Increases in certain raw material costs such as copper and oil;
♦	Commodity and energy cost instability;
♦	Risks related to FDA noncompliance;
♦	The loss of a major customer;
♦	General economic, financial and business conditions that could affect our financial condition and results of operations;
♦	Increased or unanticipated costs related to compliance with securities and environmental regulation;
♦	Disruption of global or local information management systems due to natural disaster or cyber-security incident; and

♦	Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus that affect our operations, our customers’ operations or our suppliers’ operations.

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

ITEM 1A. RISK FACTORS

We are affected by the risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended under the heading “Part I – Item 1A.Risk Factors.” There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below.

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

On March 27, 2025, we signed the First Amendment to the Revolver to waive the leverage ratio and minimum charge coverage ratio events of default as of December 31, 2024 and March 31, 2025 and to further defer the Company’s compliance with these ratios until the third quarter of 2025, and reset compliance thresholds for our covenant ratios for 2025. The First Amendment also set minimum EBITDA levels for the second, third and fourth quarters and increased the borrowing rate by 100 basis points. On May 14, 2025, we signed the Second Amendment to the Revolver to defer the Company’s compliance with the leverage ratio and minimum charge coverage ratio until the fourth quarter. The Second Amendment also modified downward the minimum EBITDA levels for the second, third and fourth quarters and shortened the duration of the Revolver to June 30, 2026 and further increased the borrowing rate by 25 basis points. On July 29, 2025, we signed the Third Amendment to the Revolver delaying expiration of the Revolver to August 31, 2026.

We have included the Amendment No. 1 to Credit Agreement, Waiver, and Consent, Amendment No. 2 to Credit Agreement and Amendment No. 3 to Credit Agreement as exhibits to this filing and any description of that document contained in this risk factor is only a summary and is qualified by its entirety by the filed documents. If we fail to comply with the covenants in the future or if our lender does not agree to waive any future non-compliance, we may be unable to borrow funds and any outstanding indebtedness could become immediately due and payable, which could materially harm our business.

Impairment of Our Long-Lived Assets Could Adversely Affect Our Results of Operations and Financial Condition.

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

As of June 30, 2025, the Company’s common stock was trading at a value less than the Company’s net equity value. As such, the Company evaluated future undiscounted cash flows and determined that no long-lived asset impairment was required as of June 30, 2025. If the fair value of our other long-lived assets is less than their carrying value, we may be required to record a non-cash impairment charge, which could be material. Such charges could negatively impact our results of operations, potentially affect our compliance with debt covenants, and reduce the perceived value of our Company. There can be no assurance that future reviews of long-lived assets will not result in impairment charges, particularly in periods of market or economic volatility.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: August 7, 2025	by	/s/ Jay D. Miller
Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: August 7, 2025	by	/s/ Andrew D. C. LaFrence
Andrew D. C. LaFrence
Chief Financial Officer and Senior Vice President of Finance
Nortech Systems Incorporated

