Form 10-Q
period 2025-09-30
NORTECH SYSTEMS INC
filed 2025-11-13
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of shares of $0.01 par value common stock outstanding as of November 6, 2025 was 2,786,134.

PART I

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024

Net sales	$30,482	$31,407	$88,052	$99,513
Cost of goods sold	25,457	27,572	75,112	85,613
Gross profit	5,025	3,835	12,940	13,900
Operating expenses:
Selling	1,221	891	3,609	2,605
General and administrative	2,593	2,951	8,097	9,103
Research and development	266	284	894	893
Restructuring charges	-	176	266	267
Total operating expenses	4,080	4,302	12,866	12,868
Income (loss) from operations	945	(467)	74	1,032
Other expense:
Interest expense	(273)	(216)	(744)	(548)
Income (loss) before income taxes	672	(683)	(670)	484
Income tax expense	818	56	479	301
Net (loss) income	$(146)	$(739)	$(1,149)	$183

Net (loss) income per common share:
Basic (in dollars per share)	$(0.05)	$(0.27)	$(0.41)	$0.07
Weighted average number of common shares outstanding - basic (in shares)	2,785,541	2,760,438	2,773,401	2,754,399
Diluted (in dollars per share)	$(0.05)	$(0.27)	$(0.41)	$0.06
Weighted average number of common shares outstanding - diluted (in shares)	2,785,541	2,760,438	2,773,401	2,931,343

Other comprehensive (loss) income
Foreign currency translation	(21)	223	109	(135)
Comprehensive (loss) income, net of tax	$(167)	$(516)	$(1,040)	$48

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
ASSETS
Current assets:
Cash	$1,271	$916
Accounts receivable, less allowances of $186 and $196, respectively	18,810	14,875
Inventories, net	18,425	21,638
Contract assets	15,328	13,792
Prepaid assets and other assets	5,372	4,094
Total current assets	59,206	55,315
Property and equipment, net	5,322	6,232
Operating lease assets, net	7,306	8,139
Deferred tax assets	2,763	2,575
Other intangible assets, net	160	174
Total assets	$74,757	$72,435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$12,030	$-
Accounts payable	11,678	11,582
Accrued payroll and commissions	2,402	1,841
Customer deposits	4,716	5,140
Current portion of operating lease obligations	1,319	1,175
Current portion of finance lease obligations	239	143
Notes payable	-	344
Other accrued liabilities	1,221	1,203
Total current liabilities	33,605	21,428
Long-term liabilities:
Long-term line of credit	-	8,634
Long-term operating lease obligations, net of current portion	6,795	7,773
Long-term finance lease obligations, net of current portion	713	311
Other long-term liabilities	287	284
Total long-term liabilities	7,795	17,002
Total liabilities	41,400	38,430
Shareholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	250	250
Common stock - $0.01 par value; 9,000,000 shares authorized; 2,786,134 and 2,760,793 shares issued and outstanding, respectively	28	28
Additional paid-in capital	17,721	17,329
Accumulated other comprehensive loss	(868)	(977)
Retained earnings	16,226	17,375
Total shareholders’ equity	33,357	34,005
Total liabilities and shareholders’ equity	$74,757	$72,435

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,149)	$183
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	986	1,400
Compensation on stock-based awards	369	334
Deferred income taxes	(189)	-
Change in accounts receivable allowance	(10)	(72)
Change in inventory reserves	346	194
Other, net	-	9
Changes in current operating assets and liabilities:
Accounts receivable	(3,875)	2,727
Inventories	2,823	(922)
Contract assets	(1,536)	(577)
Prepaid expenses and other assets	(1,244)	(2,888)
Accounts payable	165	(3,609)
Accrued payroll and commissions	555	(1,198)
Customer deposits	(424)	1,195
Other accrued liabilities	318	181
Net cash used in operating activities	(2,865)	(3,043)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	504	9
Purchases of equipment	(517)	(980)
Net cash used in investing activities	(13)	(971)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	76,215	99,888
Payments to line of credit	(72,880)	(96,185)
Proceeds from financing leases	-	198
Principal payments on financing leases	(140)	(304)
Share repurchases	-	(67)
Stock option exercises	23	31
Net cash provided by financing activities	3,218	3,561

Effect of exchange rate changes on cash	15	17

Net change in cash	355	(436)
Cash - beginning of period	916	1,675
Cash - end of period	$1,271	$1,239

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024

Supplemental disclosure of cash flow information:
Cash paid for interest	$740	$531
Cash paid for income taxes	$580	$374

Supplemental noncash investing and financing activities:
Property and equipment purchases in accounts payable	$66	$107
Conversion of notes payable to finance leases	$637	$-
Operating lease assets acquired under operating leases	$-	$1,923
Equipment acquired under finance leases	$-	$256

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of June 30, 2024	250	$250	2,762	$28	$17,165	$(890)	$19,592	$36,145
Net loss	-	-	-	-	-	-	(739)	(739)
Foreign currency translation adjustment	-	-	-	-	-	223	-	223
Compensation on stock-based awards	-	-	-	-	128	-	-	128
Stock repurchases	-	-	(6)	-	(67)	-	-	(67)
Balance as of September 30, 2024	250	$250	2,756	$28	$17,226	$(667)	$18,853	$35,690

Balance as of June 30, 2025	250	$250	2,780	$28	$17,585	$(847)	$16,372	$33,388
Net loss	-	-	-	-	-	-	(146)	(146)
Foreign currency translation adjustment	-	-	-	-	-	(21)	-	(21)
Stock option exercises	-	-	6	-	2	-	-	2
Compensation on stock-based awards	-	-	-	-	134	-	-	134
Balance as of September 30, 2025	250	$250	2,786	$28	$17,721	$(868)	$16,226	$33,357

Balance as of December 31, 2023	250	$250	2,740	$27	$16,929	$(532)	$18,670	$35,344
Net income	-	-	-	-	-	-	183	183
Foreign currency translation adjustment	-	-	-	-	-	(135)	-	(135)
Compensation on stock-based awards	-	-	-	-	334	-	-	334
Stock option exercises	-	-	22	1	30	-	-	31
Stock repurchases	-	-	(6)	-	(67)	-	-	(67)
Balance as of September 30, 2024	250	$250	2,756	$28	$17,226	$(667)	$18,853	$35,690

Balance as of December 31, 2024	250	$250	2,761	$28	$17,329	$(977)	$17,375	$34,005

Net loss	-	-	-	-	-	-	(1,149)	(1,149)
Foreign currency translation adjustment	-	-	-	-	-	109	-	109
Stock option exercises	-	-	25	-	23	-	-	23
Compensation on stock-based awards	-	-	-	-	369	-	-	369
Balance as of September 30, 2025	250	$250	2,786	$28	$17,721	$(868)	$16,226	$33,357

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

Recently Issued New Accounting Standards

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU No. 2024-03”), which requires disaggregated expense information in the notes to the financial statements related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses for each statement of earnings line item that contains those expenses. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively; this ASU allows for early adoption. The Company is currently evaluating the impact of this ASU on its consolidated financial statements disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU No. 2025-05”), which reduces the complexity of applying credit losses to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 (revenue from contracts with customers). ASU 2025-05 is effective for annual and interim reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of this ASU on its consolidated financial statements disclosures.

Inventories

Inventories are as follows:

	September 30,	December 31,
	2025	2024
Raw materials	$17,818	$21,122
Work in process	1,354	892
Finished goods	1,048	1,070
Reserves	(1,795)	(1,446)
Inventories, net	$18,425	$21,638

Other Intangible Assets

Other intangible assets as of September 30, 2025 and December 31, 2024 are as follows:

Patents
Balances as of December 31, 2024	$174
Amortization	(14)
Balances as of September 30, 2025	$160

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted average remaining amortization period of our intangible assets is 4.3 years. Of the patents value as of September 30, 2025, $76 are being amortized and $84 are in process and a patent has not yet been issued.

Amortization expense of finite life intangible assets for the three months ended September 30, 2025 and 2024 was $5 and $4, respectively. Amortization expense of finite life intangible assets for the nine months ended September 30, 2025 and 2024 was $14 and $84, respectively.

As of September 30, 2025, estimated future annual amortization expense (except projects in process) related to these assets is as follows:

Year	Amount
Remainder of 2025	$5
2026	18
2027	18
2028	18
2029	12
Thereafter	5
Total	$76

Property and Equipment

The sale of the Blue Earth manufacturing facility and related land was completed in the three months ended September 30, 2025, for $500, which approximated book value and therefore, no gain or loss was recorded on the sale.

During the third quarter of 2025, in light of our sustained low stock price, we performed a Step 1 recoverability test in accordance with U.S. GAAP for our long-lived assets. Based on our assessment of undiscounted future cash flows, we concluded that the carrying amounts of our asset group are recoverable, and therefore, no impairment was recognized at this stage. However, as a result of the sale of our Blue Earth facility in July 2025, we are now closer to meeting the criteria for a Step 2 impairment analysis, which involves estimating the fair value of the asset group. If future developments, including changes in market conditions or operational forecasts, result in a decline in fair value below carrying amounts, this may lead to the recognition of an impairment loss in subsequent periods.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, accounts receivable, and contract assets. We maintain our excess cash balances in checking accounts primarily at two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. The Company’s $1,271 cash balance as of September 30, 2025, included approximately $1,042 and $120 that was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and generally do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances or contract asset balances individually represented 10% or more of gross accounts receivable.

Customers who represent 10% or more of net sales for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	32%	28%	31%	26%
Customer B	11%	N/A	10%	N/A
Total	43%	28%	41%	26%

Customers who represent 10% or more of accounts receivable and contract assets for the period ended September 30, 2025 and December 31, 2024 are as follows:

	Accounts Receivable
	September 30, 2025	December 31, 2024
Customer A	26%	23%
Customer C	10%	13%
Total	36%	36%

	Contract Assets
	September 30, 2025	December 31, 2024
Customer A	33%	33%
Customer D	14%	12%
Total	47%	45%

Export sales from the U.S. represented approximately 2% of net sales for both the three and nine months ended September 30, 2025. Export sales from the U.S. represented approximately 2% of net sales for both the three and nine months ended September 30, 2024.

NOTE 3. NET SALES

Revenue Recognition

Revenue under contract manufacturing agreements that was recognized over time, excluding noncash consideration, accounted for 75% of net sales for both the three and nine months ended September 30, 2025 and 72% and 73% of net sales for the three and nine months ended September 30, 2024, respectively.

The following tables summarize our net sales by market for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30, 2025
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device	$5,758	$2,004	$589	$8,351
Medical Imaging	8,215	2,169	5	10,389
Industrial	6,163	1,798	251	8,212
Aerospace and Defense	2,576	886	68	3,530
Total net sales	$22,712	$6,857	$913	$30,482

	Three Months Ended September 30, 2024
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device(2)	$5,505	$2,087	$898	$8,490
Medical Imaging(2)	7,206	2,348	3	9,557
Industrial	5,505	2,667	262	8,434
Aerospace and Defense	4,394	494	38	4,926
Total net sales	$22,610	$7,596	$1,201	$31,407

	Nine Months Ended September 30, 2025
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device	$16,579	$5,738	$1,654	$23,971
Medical Imaging	22,413	6,211	17	28,641
Industrial	17,459	5,729	485	23,673
Aerospace and Defense	9,333	2,250	184	11,767
Total net sales	$65,784	$19,928	$2,340	$88,052

	Nine Months Ended September 30, 2024
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device(2)	$17,178	$6,919	$2,396	$26,493
Medical Imaging(2)	20,291	7,193	14	27,498
Industrial	18,847	7,682	1,114	27,643
Aerospace and Defense	16,494	1,231	154	17,879
Total net sales	$72,810	$23,025	$3,678	$99,513

[1]	Noncash consideration represents material provided by the customer used in the manufacturing of the product.
[2]	Medical, as reported in the prior-year period filing, has been split between Medical Device and Medical Imaging to conform with the current-year presentation.

Contract Assets

Contract assets, recorded in the condensed consolidated balance sheets, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the nine months ended September 30, 2025 were as follows:

Balance as of December 31, 2024	$13,792
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	65,784
Allowance for current expected credit losses	(1)
Amounts invoiced during the period	(64,247)
Balance outstanding as of September 30, 2025	$15,328

We expect substantially all the remaining performance obligations for the contract assets recorded as of September 30, 2025 to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

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

The Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. These ratios are calculated based on trailing twelve-month results. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of outstanding borrowings. The Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027. We were not in compliance with financial covenants related to the maximum operating expense contributions to our Mexican operations in the first and second quarters of 2024. We have received a waiver of this event of default from the bank. On March 27, 2025, we amended (the “First Amendment”) the Revolver to waive our non-compliance with the leverage ratio and minimum fixed charge ratio as of December 31, 2024, and March 31, 2025. Provisions of the First Amendment relating to the Company’s compliance with these ratios were replaced with provisions of the Second Amendment (described below). Provisions of the First Amendment relating to minimum EBITDA requirements of the Company were replaced with provisions of the Second Amendment (described below). Provisions of the First Amendment requiring the Company to maintain unrestricted cash and Revolver availability (collectively, “Liquidity”) at specified levels were replaced with provisions of the Second Amendment (described below). The First Amendment requires the Company to provide incremental monthly reporting and increased the Company’s borrowing rate by one percent until the Company is in compliance with the original terms of the Revolver. The First Amendment increases the borrowing rate for revolving loans by 100 basis points.

On May 14, 2025, we further amended (the “Second Amendment”) the Revolver, which amended the First Amendment in part, to defer the Company’s compliance with the leverage ratio and minimum fixed charge ratio until the fourth quarter of 2025 at which time the Company must maintain (a) a leverage ratio of 2.5 times for the year ended December 31, 2025 and for each twelve-month quarterly reporting period thereafter; and (b) a minimum fixed charge coverage ratio to 1.25 times for the year ended December 31, 2025 and for each twelve-month quarterly reporting period thereafter. The Company must also maintain adjusted EBITDA (earnings before interest, taxes depreciation and amortization), as defined in the Revolver, as of the end of the second quarter of 2025 of at least $1,000, the third quarter of 2025 of at least $1,300 and the fourth quarter of 2025 and each quarter thereafter of at least $1,600. In addition, the Second Amendment requires the Company to always maintain Liquidity of at least $2,500. The Second Amendment shortened the duration of the Revolver to June 30, 2026 and increases the borrowing rate by 25 basis points. We were in compliance with financial covenants related to adjusted EBITDA for the third quarter of 2025.

On July 29, 2025, we amended the Revolver (the “Third Amendment”) to extend the expiration of the Revolver to August 31, 2026. We have recorded the outstanding Revolver amount of $12,030 as a current liability on the condensed consolidated balance sheets.

The Revolver, as amended, bears interest at a weighted-average interest rate of 8.0% and 7.7% as of September 30, 2025 and December 31, 2024, respectively. We had borrowings on our line of credit of $12,030 and $8,695 outstanding as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, we had unused availability on the line of credit of $2,970, which is subject to a month end cap based on the previously noted minimum Liquidity.

The Company had an interim funding agreement with a bank related to deposits made on equipment purchases funded through a finance lease when the equipment was received and operational. The equipment was received, and the lease agreements were finalized during the second quarter of 2025. As of September 30, 2025, we have no amounts outstanding on the interim funding agreement for equipment.

In the preparation of the Company's financial statements, U.S. GAAP requires the Company to assess its ability to continue as a going concern. This analysis includes a number of factors including the Company's ability to repay debt which matures within one year of the issuance date of the Company's financial statements, as well as management's plan to mitigate any such considerations. The Company's Revolver, which has $12,030 outstanding as of September 30, 2025, matures on August 31, 2026, and the Company has not completed its plan to refinance this debt as of the issuance date of these financial statements. Pursuant to U.S. GAAP, this raises substantial doubt about the Company’s ability to continue as a going concern. The Company is executing a plan to refinance the maturing cash-flow-based Revolver to an asset-backed line of credit. As of the date of issuance of these financial statements, the Company has received non-binding asset-backed financing term sheets from multiple lenders and engaged a financial advisor to assist in the refinancing process. Based on these proposals and the Company’s available assets, management believes it is probable that the refinancing will be effectively implemented before the maturity of the Revolver and will mitigate the conditions that raise substantial doubt. Accordingly, the Company has concluded that substantial doubt is alleviated.

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

The components of lease expense were as follows:

	Three Months Ended September 30,
Lease Cost	2025	2024
Operating lease cost	$609	$569
Finance lease interest cost	15	6
Finance lease amortization expense	62	265
Total lease cost	$686	$840

	Nine Months Ended September 30,
Lease Cost	2025	2024
Operating lease cost	$1,738	$1,746
Finance lease interest cost	30	18
Finance lease amortization expense	147	394
Total lease cost	$1,915	$2,158

Supplemental condensed consolidated balance sheet information related to leases was as follows:

	Balance Sheet Location	September 30, 2025	December 31, 2024
Assets
Finance lease assets	Property and equipment, net	$891	$411
Operating lease assets	Operating lease assets, net	7,306	8,139
Total leased assets		$8,197	$8,550

Liabilities
Current
Current operating lease liabilities	Current portion of operating lease obligations	$1,319	$1,175
Current finance lease liabilities	Current portion of finance lease obligations	239	143
Noncurrent
Long-term operating lease liabilities	Long-term operating lease obligations, net of current portion	6,795	7,773
Long-term finance lease liabilities	Long-term finance lease obligations, net of current portion	713	311
Total lease liabilities		$9,066	$9,402

Supplemental condensed consolidated statements of cash flows information for the nine months ended September 30, 2025 and 2024 related to leases was as follows:

	September 30,	September 30,
	2025	2024
Operating Leases
Cash paid for amounts included in the measurement of lease liabilities	$1,342	$468
Conversion of notes payable to finance leases	$637	$-
Property acquired under operating lease	$-	$1,923

Future annual payments of lease liabilities as of September 30, 2025 were as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2025	$464	$72	$536
2026	1,866	320	2,186
2027	1,579	211	1,790
2028	1,569	211	1,780
2029	986	196	1,182
Thereafter	4,669	76	4,745
Total lease payments	$11,133	$1,086	$12,219
Less: imputed interest	(3,019)	(134)	(3,153)
Present value of lease liabilities	$8,114	$952	$9,066

The lease term and discount rate as of September 30, 2025 and 2024 were as follows:

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (years)
Operating leases	7.3	7.9
Finance leases	4.2	3.4
Weighted-average discount rate
Operating leases	8.1%	7.8%
Finance leases	6.7%	5.7%

NOTE 6. STOCK BASED AWARDS

Stock-based compensation expense of $134 and $127 for the three months ended September 30, 2025 and 2024, respectively, and $369 and $334 for the nine months ended September 30, 2025 and 2024, respectively, was reported in the condensed consolidated statements of operations within general and administrative expenses.

Stock Options

Under the 2017 Stock Incentive Plan (“2017 Plan”), as amended, there are an aggregate of 775,000 shares authorized for issuance.

We granted no and 43,382 service-based stock options during the three and nine months ended September 30, 2025. We granted 1,000 and 23,000 service-based stock options during the three and nine months ended September 30, 2024, respectively. Weighted average stock option fair value assumptions and the weighted average grant date fair value of stock options granted were as follows:

	2025	2024
Stock option fair value assumptions:
Risk-free interest rate	4.14%	4.38%
Expected life (years)	6.4	6.0
Dividend yield	-%	-%
Expected volatility	58%	58%
Weighted average grant date fair value of stock options granted	$5.21	$6.49

Total compensation expense related to stock options was $84 and $206 for the three and nine months ended September 30, 2025, respectively. Total compensation expense related to stock options was $61 and $184 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there was $680 of unrecognized compensation related to stock options which will be recognized over a weighted average period of 2.4 years.

Following is a summary of stock option activity as of and for the nine months ended September 30, 2025 and 2024:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	458,700	$6.63	6.53	$1,432
Granted	23,000	11.08
Exercised	(5,500)	5.42
Forfeited	(12,400)	10.13
Outstanding – September 30, 2024	463,800	$6.78	5.94	$2,301

Outstanding – December 31, 2024	453,400	$6.79	5.70	$1,654
Granted	43,382	8.73
Exercised	(1,200)	3.98
Forfeited	(10,400)	8.22
Outstanding – September 30, 2025	485,182	$6.91	5.34	$1,244
Exercisable on September 30, 2025	310,200	$5.36	3.9	$1,223

Restricted Stock Units

Total compensation expense related to restricted stock units (“RSUs”) was $50 and $163 for the three and nine months ended September 30, 2025, respectively. Total compensation expense related to RSUs was $66 and $150 for the three and nine months ended September 30, 2024, respectively. During the nine-month periods ended September 30, 2025 and 2024, we granted 43,664 and 15,141 RSUs, respectively, at an average grant price per share of $8.73 and $11.06, respectively, under our 2017 Stock Incentive Plan to non-employee directors which vest over two years. As of September 30, 2025, total unrecognized compensation expense related to the RSUs was $306, which will vest over a weighted average period of 1.6 years.

Following is a summary of RSU activity as of and for the nine months ended September 30, 2025 and 2024:

	Shares	Weighted- Average Remaining Vesting Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	27,000	1.0	$254
Granted	15,141
Vested	(16,500)
Forfeited	(1,500)
Outstanding – September 30, 2024	24,141	0.6	$283

Outstanding – December 31, 2024	24,141	0.3	$248
Granted	43,664
Vested	(24,141)
Forfeited	-
Outstanding – September 30, 2025	43,664	1.6	$394

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	2,785,541	2,760,438	2,773,401	2,754,399
Dilutive effect of outstanding stock options and non-vested restricted stock units[1]	-	-	-	176,944
Diluted weighted average shares outstanding	2,785,541	2,760,438	2,773,401	2,931,343

[1]	The following items were excluded from the computation of diluted weighted-average shares outstanding as their inclusion would be anti-dilutive:

a.	For the three and nine months ended September 30, 2025, restricted stock units and stock options totaling 528,846 and 512,411, respectively.
b.	For the three and nine months ended September 30, 2024, restricted stock units and stock options totaling 189,265 and 93,391, respectively.

NOTE 8. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events.

Our effective tax rate for the three and nine months ended September 30, 2025 was 122% and (71)%, respectively, compared to 8% and 62% for the same periods in 2024. The primary drivers of the change in effective tax rate were fluctuations in pretax income (loss), taxes on foreign entities and impact of the U.S. book loss on the Global Intangible Low-Taxed Income (“GILTI”).

In the third quarter of 2025, the One Big Beautiful Bill Act (“OBBBA”) restored the Company’s ability to immediately deduct domestic research and development expenses. The Company has prepared its tax provision for three and nine-months ending September 30, 2025 assuming it will take advantage of this provision of the OBBBA. As a result, the Company currently estimates that it will incur a U.S. tax loss for the Company in 2025, which will temporarily limit the Company’s ability to deduct interest expense and would impact the ability to claim foreign tax deductions and credits under the GILTI provisions of the US tax code. The impact to the GILTI results in a permanent unfavorable impact to the overall tax rate for the quarter and year-to-date periods in 2025. The Company plans to continue to review the impact of the OBBBA, and the various elections, including the Company’s deduction of research and development expense, to optimize tax cash payments, along with overall tax expense.

NOTE 9. SEGMENT INFORMATION

Our results of operations for the nine months ended September 30, 2025 and 2024 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. The Company operates in the Medical Device, Medical Imaging, Aerospace and Defense, and Industrial markets with over 50% of its net sales coming from the medical-related markets. We strategically direct production between our various manufacturing facilities based on several considerations to best meet our customers’ needs. Our plants generate net sales over several of the markets the Company serves. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our chief operating decision maker (the “CODM”) is the Company’s President and Chief Executive Officer. The CODM regularly evaluates financial information prepared in accordance with U.S. GAAP on a consolidated basis to assess performance and allocate resources.

The Company’s net sales were located as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$18,170	$20,704	$52,485	$66,713
Mexico	7,079	7,207	21,554	21,564
China	5,233	3,496	14,013	11,236
Total net sales	$30,482	$31,407	$88,052	$99,513

The Company’s long-lived tangible assets, including the Company’s operating lease assets recognized on the condensed consolidated balance sheets were located as follows:

	September 30, 2025	December 31, 2024
United States	$9,568	$10,429
Mexico	2,087	2,445
China	973	1,497
Total long-lived tangible assets	$12,628	$14,371

NOTE 10. RESTRUCTURING CHARGES

During 2024, we recorded restructuring charges of $571 related to the closure and consolidation of our Blue Earth, Minnesota production facility, which was completed in the fourth quarter of 2024. During the nine months ended September 30, 2025, the Company incurred $266 of restructuring charges, in connection with activities related to the Blue Earth facility and additional staff reductions in the first quarter of 2025. We have not recorded any restructuring charges or restructuring charge activity in the three months ended September 30, 2025.

The following table summarizes the related activity for the nine months ended September 30, 2025:

	Facility Consolidation	Workforce Reductions	Total

December 31, 2024	$154	$-	$154
Charges	31	235	266
Cash payments	(185)	(235)	(420)
September 30, 2025	$-	$-	$-

The following table summarizes the related activity for the nine months ended September 30, 2024:

Facility Consolidation

December 31, 2023	$-
Charges	267
Cash payments	-
September 30, 2024	$267

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

David Kunin, our Chairman, is a minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company met its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the Company’s contribution will not exceed $500. Marpe is engaged in raising funds for its operations, which funds are necessary to pay for the Company’s services beyond its contribution. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device operations will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recover the value of services provided to Marpe if not paid when the services are provided. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. During the three and nine months ended September 30, 2025, we recognized no net sales to Marpe Technologies. During the three and nine months ended September 30, 2024, we recognized net sales to Marpe Technologies of $8 and $75, respectively. As of September 30, 2025, we have no outstanding accounts receivable. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Minnesota, United States based full-service global EMS contract manufacturer in the Medical Device, Medical Imaging, Aerospace and Defense and Industrial markets offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex electromedical and electromechanical products including medical devices, wire and cable assemblies, printed circuit board assemblies, complex higher-level assemblies and other box builds for a wide range of industries. As of December 31, 2024, we have facilities in Minnesota: Bemidji, Mankato, Milaca and Maple Grove as well as facilities in Monterrey, Mexico and Suzhou, China. We closed our facility in Blue Earth, Minnesota in December 2024 and sold this facility on July 24, 2025.

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

Our strategic investments have positioned us to capitalize on growth opportunities in the medical and defense markets and improve our competitiveness by expanding our global footprint. Our industrial and defense markets are focused on improving our asset utilization and profitability while transforming to a value-added, solution-sell business model that supports early engagement, design for manufacturability and rapid prototyping.

All dollar amounts are stated in thousands of U.S. dollars.

Restructuring Activities

In fiscal year 2024, the Company initiated a restructuring plan related to the closure of its Blue Earth, MN facility. During the three and nine months ended September 30, 2025, the Company incurred restructuring charges related to staff reductions and activities related to the Blue Earth facility closure. The costs of these restructuring programs totaled $837, of which $266 was recorded in the nine months ended September 30, 2025 and $571 was recorded in the prior fiscal year. We did not record any amounts related to restructuring in the three months ended September 30, 2025. These costs are included in restructuring charges on the condensed consolidated statements of operations. These charges relate to employee severance and facility closure costs. We do not expect significant additional expenses related to this plan.

Results of Operations

Net Sales. Net sales for the three months ended September 30, 2025 and 2024 were $30,482 and $31,407, respectively, a comparative period decrease of $925 or 2.9%. Net sales for the nine months ended September 30, 2025 and 2024 were $88,052 and $99,513, respectively, a comparative period decrease of $11,461 or 11.5%. Net sales in the three and nine months ended September 30, 2025 were negatively impacted by delays in Aerospace and Defense customer approvals of products transferred from our Blue Earth facility to our Bemidji facility as well as manufacturing and plant utilization inefficiencies related to the movement of various production between plants. Over the past two quarters, we have improved our manufacturing efficiencies as we complete product transfers between plants and realize improved manufacturing yields and productivity. The following is a summary of net sales by our major industry markets:

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
Medical Device	$8,351	$8,490	$(139)	(1.6)%
Medical Imaging	10,389	9,557	832	8.7%
Industrial	8,212	8,434	(222)	(2.6)%
Aerospace and Defense	3,530	4,926	(1,396)	(28.3)%
Total net sales	$30,482	$31,407	$(925)	(2.9)%

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
Medical Device	$23,971	$26,493	$(2,522)	(9.5)%
Medical Imaging	28,641	27,498	1,143	4.2%
Industrial	23,673	27,643	(3,970)	(14.4)%
Aerospace and Defense	11,767	17,879	(6,112)	(34.2)%
Total net sales	$88,052	$99,513	$(11,461)	(11.5)%

●	Medical Device: Net sales to our medical customers decreased $139, or 1.6%, in the three months ended September 30, 2025 as compared with the same period in 2024 and $2,522, or 9.5%, in the nine months ended September 30, 2025 as compared with the same period in 2024. The decrease was primarily due to inventory re-balancing with existing customers and timing of customer product launches as well as lower productivity as we managed our facility consolidation primarily in the first quarter of 2025.

●	Medical Imaging: Net sales to our Medical Imaging customers increased $832, or 8.7%, in the three months ended September 30, 2025 as compared with the same period in 2024 and $1,143, or 4.2%, in the nine months ended September 30, 2025 as compared with the same period in 2024. The increase was primarily due to higher sales volume to existing customers as well as new program awards.

●	Industrial: Net sales to our industrial customers decreased $222, or 2.6%, in the three months ended September 30, 2025 as compared with the same period in 2024 and $3,970, or 14.4%, in the nine months ended September 30, 2025 as compared with the same period in 2024. The decrease in net sales was primarily due to customer order delays and part shortages.

●	Aerospace and Defense: Net sales to our aerospace and defense customers decreased $1,396, or 28.3%, in the three months ended September 30, 2025 as compared with the same period in 2024 and $6,112, or 34.2%, in the nine months ended September 30, 2025 as compared with the same period in 2024. The decrease in net sales in the quarterly comparison primarily relates to higher over time revenue in the third quarter of 2024 due from increased production in anticipation of the closure of the Blue Earth facility. The decrease in net sales in the year-to-date comparison relates to delays in customer approvals as we have consolidated this business into our Bemidji facility and higher over time revenue in the third quarter of 2024 due from increased production in anticipation of the closure of the Blue Earth facility.

Backlog. Our 90-day shipment backlog as of September 30, 2025 was $31,322, an increase of 17.8% from $26,592 at the beginning of the quarter, and a 5.7% increase from September 30, 2024. Our 90-day backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be shipped within 180 days.

Our total order backlog as of September 30, 2025, was $77,292, representing a 1.4% decrease from $78,351 at the beginning of the quarter and a 10.8% increase compared to the same period in the prior year; this year over year growth was primarily driven by an increase in Aerospace and Defense orders.

90-day shipment and total backlog by our major industry markets are as follows:

	September 30, 2025		June 30, 2025		September 30, 2024
	90 Day	Total	90 Day	Total	90 Day	Total
Medical Device	$7,369	$24,130	$7,897	$32,222	$7,783	$24,519
Medical Imaging	7,428	10,821	5,101	7,584	7,901	10,835
Industrial	8,888	12,466	6,010	9,349	7,200	9,445
Aerospace and Defense	7,637	29,875	7,584	29,196	6,747	24,971
Total backlog	$31,322	$77,292	$26,592	$78,351	$29,631	$69,770

The 90-day and total backlog as of September 30, 2025 includes orders already recognized in net sales and included in the contract asset value of $15,328.

Operating Costs and Expenses.

Net sales, cost of goods sold, gross profit, and operating costs were as follows:

	Three Months Ended September 30,
	2025	2024	Increase/(Decrease)
Net sales	$30,482	$31,407	$(925)		(2.9)%
Cost of goods sold (3)	25,457	27,572	(2,115)		(7.7)%
Gross profit	5,025	3,835	1,190		31.0%
Gross margin percentage (1)	16.5%	12.2%	430	bpc(2)
Selling (3)	1,221	891	330		37.0%
% of Net sales	4.0%	2.7%
General and administrative	2,593	2,951	(358)		(12.1)%
% of Net sales	8.5%	9.4%
Research and development	266	284	(18)		(6.3)%
% of Net sales	0.9%	0.9%
Restructuring charges	-	176	(176)		(100)%
% of Net sales	-%	0.6%
Operating income (loss)	945	(467)	1,412		302.4%
% of Net sales	3.1%	(1.5)%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.
(3)	During the first quarter of 2025, the Company modified the responsibilities and reporting relationships of certain customer-facing managers. As a result of these organizational changes, the related costs, which were previously classified as cost of sales, are now reported as selling expenses to better reflect the nature of the activities performed.

	Nine Months Ended September 30,
	2025	2024	Increase/(Decrease)
Net sales	$88,052	$99,513	$(11,461)		(11.5)%
Cost of goods sold (3)	75,112	85,613	(10,501)		(12.3)%
Gross profit	12,940	13,900	(960)		(6.9)%
Gross margin percentage (1)	14.7%	14.0%	70	bpc(2)
Selling (3)	3,609	2,605	1,004		38.5%
% of Net sales	4.1%	2.6%
General and administrative	8,097	9,103	(1,006)		(11.1)%
% of Net sales	9.2%	9.1%
Research and development	894	893	1		0.1%
% of Net sales	1.0%	0.9%
Restructuring charges	266	267	(1)		(0.4)%
% of Net sales	0.3%	0.3%
Operating income	74	1,032	(958)		(92.8)%
% of Net sales	0.1%	1.0%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.
(3)	During the first quarter of 2025, the Company modified the responsibilities and reporting relationships of certain customer-facing managers. As a result of these organizational changes, the related costs, which were previously classified as cost of sales, are now reported as selling expenses to better reflect the nature of the activities performed.

Gross profit and gross margins. Gross profit as a percentage of net sales was 16.5% and 12.2% for the three months ended September 30, 2025, and 2024, respectively. Gross profit as a percentage of net sales was 14.7% and 14.0% for the nine months ended September 30, 2025, and 2024, respectively. The increase in gross profit as a percentage of net sales in the quarterly and year to date comparison periods was the result of improved plant utilization primarily from our restructuring activities and favorable sales mix.

Selling expenses. Selling expenses, as measured as a percentage of net sales, were 4.0% and 2.7% for the three months ended September 30, 2025, and 2024, respectively. Selling expenses, as measured as a percentage of net sales, were 4.1% and 2.6% for the nine months ended September 30, 2025, and 2024, respectively. In 2025, we realigned the reporting structure of our customer facing managers from plant operations to business development. As a result, this increase is a result of this realignment from cost of sales as well as the impact of fixed costs on a lower revenue base.

General and administrative expenses. General and administrative expenses, as measured as a percentage of net sales, were 8.5% and 9.4% for the three months ended September 30, 2025 and 2024, respectively, and 9.2% and 9.1% for the nine months ended September 30, 2025 and 2024, respectively. General and administrative expenses decreased in the quarterly and year to date 2025 periods by $358 and $1,006, respectively, as compared with the 2024 periods primarily as the result of lower incentive compensation accruals in the current year.

Restructuring charges. Restructuring charges were $0 and $266 in the three and nine months ended September 30, 2025, respectively. During the first quarter of 2025, we incurred $235 of severance charges for a February 2025 reduction in force to align staffing to our forecasted net sales and $31 of expenses related to our closed Blue Earth facility. Restructuring charges were $176 and $267 in the three and nine months ended September 30, 2024, respectively, for accrued employee retention bonuses for our facility consolidation and closure of our Blue Earth facility.

Operating (loss) income. Operating income was $945 for the three months ended September 30, 2025 or 3.1% of net sales and operating loss was $(467) or (1.5)% of net sales for the three months ended September 30, 2024. This increase was driven by the improved gross margin and lower incentive compensation expense. Operating income was $74 or 0.1% of net sales for the nine months ended September 30, 2025 and was $1,032 or 1.0% of net sales for the nine months ended September 30, 2024. The decrease was driven by the decrease in net sales and resulting gross margin.

Interest expense. Interest expense was $273 and $216 for the three months ended September 30, 2025 and 2024, respectively. Interest expense was $744 and $548 for the nine months ended September 30, 2025 and 2024, respectively. This increase was driven by higher borrowings under our line of credit arrangement. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements.

Income taxes. Our effective tax rate for the three and nine months ended September 30, 2025 was 122% and (71)%, respectively. Our effective tax rate for the three and nine months ended September 30, 2024 was 8% and 62%, respectively. The primary drivers of the change in effective tax rate were changes in pretax income (loss) and taxes on foreign entities.

In the third quarter of 2025, the One Big Beautiful Bill Act (“OBBBA”) restored the Company’s ability to immediately deduct domestic research and development expenses. The Company has prepared its tax provision for three and nine-months ending September 30, 2025 assuming it will take advantage of this provision of the OBBBA. As a result, the Company currently estimates that it will incur a U.S. tax loss for the Company in 2025, which will temporarily limit the Company’s ability to deduct interest expense and would impact the ability to claim foreign tax deductions and credits under the GILTI provisions of the US tax code. The impact to the GILTI results in a permanent unfavorable impact to the overall tax rate for the quarter and year-to-date periods in 2025. The Company plans to continue to review the impact of the OBBBA, and the various elections, including the Company’s deduction of research and development expense, to optimize tax cash payments, along with overall tax expense.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Nine Months Ended September 30,
	2025	2024
Cash provided by (used in):
Operating activities	$(2,865)	$(3,043)
Investing activities	(13)	(971)
Financing activities	3,218	3,561
Effect of exchange rates on changes in cash and cash equivalents	15	17
Net change in cash and cash equivalents	$355	$(436)

Operating Activities. Cash used in operating activities was $2,865 in the first nine months of 2025, compared with $3,043 in the same prior-year period. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

●	Cash used by accounts receivable and contract assets was $5,411 in the nine months ended September 30, 2025 as compared with cash provided of $2,150 in the same prior-year period. The use of cash in the nine months ended September 30, 2025 is largely due to timing of customer shipments and cash collections. The cash provided in the prior year was due to an expected increase in cash collections due to higher sales and the timing of customer payments, partially offset by an increase in contract assets to support future customer shipments.
●	Cash provided by inventory was $2,823 in the nine months ended September 30, 2025 as compared with cash used of $922 in the prior-year period. The decrease in the current-year period cash usage was the result of normal timing variances of inventory purchases and timing of product shipments as well as the results of our plan to reduce inventory balances in 2025.

Investing Activities. Cash used in investing activities was $13 in the first nine months of 2025, compared with $971 in the same prior-year period. The increase in proceeds from sale of property and equipment of $504 in the nine months ended September 30, 2025 compared with $9 in the same prior-year period was primarily due to the sale of the Blue Earth property and equipment.

Financing Activities. Cash provided by financing activities was $3,218 in the first nine months of 2025 and $3,561 in the same prior-year period. The cash provided by financing activities in both periods resulted from the line of credit advances for working capital and operations.

Liquidity and Capital Resources

In the preparation of the Company's financial statements, U.S. GAAP requires the Company to assess its ability to continue as a going concern. This analysis includes a number of factors including the Company's ability to repay debt which matures within one year of the issuance date of the Company's financial statements, as well as management's plan to mitigate any such considerations. The Company's Revolver, which has $12,030 outstanding as of September 30, 2025, matures on August 31, 2026, and the Company has not completed its plan to refinance this debt as of the issuance date of these financial statements. Pursuant to U.S. GAAP, this raises substantial doubt about the Company’s ability to continue as a going concern. The Company is executing a plan to refinance the maturing cash-flow-based Revolver to an asset-backed line of credit. As of the date of issuance of these financial statements, the Company has received non-binding asset-backed financing term sheets from multiple lenders and engaged a financial advisor to assist in the refinancing process. Based on these proposals and the Company’s available assets, management believes it is probable that the refinancing will be effectively implemented before the maturity of the Revolver and will mitigate the conditions that raise substantial doubt. Accordingly, the Company has concluded that substantial doubt is alleviated. Based on the planned refinancing arrangement, anticipated operating cash flows, and cash on hand, we believe we will have sufficient liquidity to satisfy our working capital needs, capital expenditures and debt repayments for the next twelve months. We were in compliance with financial covenants related to adjusted EBITDA for the third quarter of 2025.

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

The Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the Revolver agreement. These ratios are calculated based on trailing twelve-month results. There are no subjective acceleration clauses under the Revolver that would accelerate the maturity of outstanding borrowings. The Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027. We were not in compliance with financial covenants related to the maximum operating expense contributions to our Mexican operations in the first and second quarters of 2024. We have received a waiver of this event of default from the bank. On March 27, 2025, we amended (the “First Amendment”) the Revolver to waive our non-compliance with the leverage ratio and minimum fixed charge ratio as of December 31, 2024, and March 31, 2025. Provisions of the First Amendment relating to the Company’s compliance with these ratios were replaced with provisions of the Second Amendment (described below). Provisions of the First Amendment relating to minimum EBITDA requirements of the Company were replaced with provisions of the Second Amendment (described below). Provisions of the First Amendment requiring the Company to maintain unrestricted cash and Revolver availability (collectively, “Liquidity”) at specified levels were replaced with provisions of the Second Amendment (described below). The First Amendment requires the Company to provide incremental monthly reporting and increased the Company’s borrowing rate by one percent until the Company is in compliance with the original terms of the Revolver. The First Amendment increases the borrowing rate for revolving loans by 100 basis points.

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

On July 29, 2025, we amended the Revolver (the “Third Amendment”) to extend the expiration of the Revolver to August 31, 2026. We have recorded the outstanding Revolver amount of $12,030 as a current liability on the condensed consolidated balance sheets.

The Revolver, as amended, bears interest at a weighted-average interest rate of 8.0% and 7.7% as of September 30, 2025 and December 31, 2024, respectively. We had borrowings on our line of credit of $12,030 and $8,695 outstanding as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, we had unused availability on the line of credit of $2,970, which is subject to a month end cap based on the previously noted minimum Liquidity.

The Company had an interim funding agreement with a bank related to deposits made on equipment purchases funded through a finance lease when the equipment was received and operational. The equipment was received, and the lease agreements were finalized during the second quarter of 2025. As of September 30, 2025, we have no amounts outstanding on the interim funding agreement for equipment.

Net sales in the first two quarters of 2025 and fourth quarter of 2024 were negatively impacted by delays in Aerospace and Defense customer approvals of products transferred from our Blue Earth facility to our Bemidji facility as well as manufacturing and plant utilization inefficiencies related to the movement of various production between plants. Over the past two quarters, we have improved our manufacturing efficiencies as we complete product transfers between plants and realize improved manufacturing yields and productivity. The Company implemented plant optimization activities and cost-cutting initiatives in the first two quarters of 2025 to address losses. As a result of these activities, we have realized combined income from operations of $1,687 over the past two quarters. These actions plus continued efforts to improve manufacturing efficiencies and the planned reduction in inventory levels are intended to drive reduced borrowings during the fourth quarter of 2025.

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

ITEM 1A. RISK FACTORS

We are affected by the risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended under the heading “Part I – Item 1A. Risk Factors.” There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below.

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

On March 27, 2025, we signed the First Amendment to the Revolver to waive the leverage ratio and minimum charge coverage ratio events of default as of December 31, 2024 and March 31, 2025 and to further defer the Company’s compliance with these ratios until the third quarter of 2025, and reset compliance thresholds for our covenant ratios for 2025. The First Amendment also set minimum EBITDA levels for the second, third and fourth quarters and increased the borrowing rate by 100 basis points. On May 14, 2025, we signed the Second Amendment to the Revolver to defer the Company’s compliance with the leverage ratio and minimum charge coverage ratio until the fourth quarter. The Second Amendment also modified downward the minimum EBITDA levels for the second, third and fourth quarters and shortened the duration of the Revolver to June 30, 2026 and further increased the borrowing rate by 25 basis points. For the fiscal quarter ending December 31, 2025, the Consolidated Leverage Ratio of the Company may not be greater than 2.50/1.00 given the Company EBITDA loss in the first quarter of 2025. On July 29, 2025, we signed the Third Amendment to the Revolver delaying expiration of the Revolver to August 31, 2026.

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

As of September 30, 2025, the Company’s common stock was trading at a value less than the Company’s net equity value. As such, the Company evaluated future undiscounted cash flows and determined that no long-lived asset impairment was required as of September 30, 2025. If the fair value of our other long-lived assets is less than their carrying value, we may be required to record a non-cash impairment charge, which could be material. Such charges could negatively impact our results of operations, potentially affect our compliance with debt covenants, and reduce the perceived value of our Company. There can be no assurance that future reviews of long-lived assets will not result in impairment charges, particularly in periods of market or economic volatility.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: November 13, 2025	by	/s/ Jay D. Miller
Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: November 13, 2025	by	/s/ Andrew D. C. LaFrence
Andrew D. C. LaFrence
Chief Financial Officer and Senior Vice President of Finance
Nortech Systems Incorporated

