Form 10-K
period 2025-12-31
NORTECH SYSTEMS INC
filed 2026-03-26
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $8.93 per share, was $11,809,220 as of June 30, 2025.

Shares of common stock outstanding as of February 28, 2026: 2,786,134.

(The remainder of this page was intentionally left blank.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on May 13, 2026 have been incorporated by reference into Part III of this Form 10-K. The Proxy Statement is expected to be filed with the Securities and Exchange Commission (the SEC) within 120 days after December 31, 2025, the end of our fiscal year.

(The remainder of this page was intentionally left blank)

NORTECH SYSTEMS INCORPORATED

ANNUAL REPORT ON FORM 10-K

NORTECH SYSTEMS INCORPORATED

FORM 10-K

For the Year Ended December 31, 2025

PART I

Item 1. Business

General

Nortech Systems Incorporated, (“the Company”, “we”, “our”) organized in 1990, is a provider of engineering design and manufacturing solutions for complex electromedical devices, electromechanical systems, assemblies and components headquartered in Maple Grove, Minnesota, a suburb of Minneapolis, Minnesota. We maintain facilities and operations in Minnesota in the United States; Monterrey, Mexico; and Suzhou, China. All dollar amounts herein, excluding incorporated by reference documents, are in thousands of US Dollars.

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

Our breadth of manufacturing, technical expertise and experience make us attractive to our broad customer base. Our customers are original equipment manufacturers (“OEMs”) in the Medical Device, Medical Imaging, Aerospace and Defense, and Industrial markets. The diversity in the markets we serve is an advantage to mitigate the effects of fluctuations from the economy and competition. Our customers rely on our experience and capabilities in manufacturing and supply chain to manage and reduce total overall cost over the life cycle of their products. This requires a strong relationship with our customers based on a trusting partnership as we perform as an extension of their operations. Most of our net sales are derived from products built to the customer’s unique design specifications.

Our quality systems and processes are based on ISO standards with all facilities certified to at least one of the following: ISO 9001, ISO 13485 or AS9100. Additionally, our facility in Monterrey, Mexico is now certified in AS9100:D. These certifications and registrations provide our customers assurance of our capabilities and proven processes. Our Milaca operation is a U.S. Food and Drug Administration (“FDA”) registered facility, and our Suzhou operation is National Medical Products Administration certified for class II medical devices. In addition to industry standard certifications, we actively manage quality metrics throughout product life cycle at all levels of the organization to provide real-time, pro-active support to our customers and their projects. Process validation is performed through the strict phases of installation qualification, operation qualification and performance qualification.

Business Segment

The Company operates in the Medical Device, Medical Imaging, Aerospace and Defense, and Industrial markets with over 50% of its net sales coming from the medical-related markets. Substantially all of our operations fall under the Contract Manufacturing segment within the Electronic Manufacturing Services (“EMS”) industry. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ needs. Our plants generate net sales over several of the markets the Company serves. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate finance functions. Our financial information is evaluated regularly on a consolidated basis by the chief operating decision maker in assessing performance and allocating resources.

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

Marketing

We concentrate our marketing efforts in the Medical Device, Medical Imaging, Aerospace and Defense, and Industrial markets. Our marketing strategy emphasizes our breadth, expertise and experience in each of our markets. Our expertise helps our customers save time and money and reduces their risks. The breadth of our manufacturing, supply chain, engineering services and complete turnkey solutions assist our customers in getting their products to market quickly while managing the total cost solution. Our strength is managing low to moderate volume components and assemblies with high mix customer demand. This requires us to have close customer relationships and operational flexibility to manage the variation of product demands.

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

Sources and Availability of Materials

We currently purchase most of our electronic components globally and directly from electronic component manufacturers and large electronic distributors. During the COVID pandemic, we, like many other companies in our industries, experienced significant supply chain and shipping disruptions. More recently, we are experiencing shifts in customer order patterns as they seek to reduce fulfillment times, which requires changes to our procurement strategies and inventory investments. We seek to develop, in partnership with our customers, a commitment to strong supplier partnerships and risk management tools through advanced supply chain solutions.

Major Customers

One customer individually accounted for 32.2% of net sales for the year ended December 31, 2025 and 27.7% of net sales for the year ended December 31, 2024.

Patents and Licenses

Our success depends on our technical expertise, trade secrets, supply chain and manufacturing skills. During the normal course of business, we obtain or develop proprietary products requiring licensing, patent, copyright or trademark protection.

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

Research and Development

We perform research and development (“R&D”) for customers on an as requested, project and program basis for development of conceptual engineering and design activities as well as products moving into production. We spent $1,172 and $1,191 on product research and development in the years ended December 31, 2025 and 2024, respectively. We continue to explore opportunities for developing proprietary manufacturing methods or products, particularly in complex wire and cable interconnect technologies.

In addition to customer directed R&D, we invest in strategic initiatives to expand our technical capabilities and support long-term growth. Our efforts include advancing fiber-optic interconnect technologies, which are becoming increasingly important in the EMS market as customers require higher-speed data transmission, improved signal integrity, and greater bandwidth. These initiatives are designed to strengthen our position in markets rapidly adopting optical solutions, including industrial automation, medical devices, defense communication platforms, and other high reliability connectivity applications.

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

Government Regulation

As a medical device manufacturer, we have additional compliance requirements. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality Management System Regulation (“QMSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA. In January 2024, the FDA finalized its transition to the new QMSR, which became effective February 2, 2026. The new QMSR incorporates ISO 13485:2016 by reference and replaces most prior Quality System Regulation (“QSR”) requirements, retaining only select U.S.-specific expectations such as labeling and complaint handling. As part of this shift, the FDA adopts the ISO defined Medical Device File structure in place of traditional QSR documentation while emphasizing a risk-based approach consistent with ISO 13485 and ISO 14971 principles. We believe our ISO certified facilities position us well for this transition, and we continue to review and enhance our systems to ensure full compliance.

To support the quality requirements of our Aerospace and Defense market customers, all our US locations are International Traffic in Arms Regulations (“ITAR”) compliant.

Human Capital Resources

We have 685 full-time and 28 part-time/temporary employees as of December 31, 2025, none which are covered by union agreements. Of full-time employees, manufacturing personnel, including direct, indirect support and sales functions, comprise 642 employees, while general administrative employees total 43.

Foreign Operations and Export Sales from Our Domestic Operations

We have leased manufacturing facilities in Monterrey, Mexico and Suzhou, China. Monterrey, Mexico has approximately $607 and $687 in long-term assets, and $1,408 and $1,758 of net operating lease assets as of December 31, 2025 and 2024, respectively. Suzhou, China has approximately $953 and $812 in long-term assets, and $375 and $685 of net operating lease assets as of December 31, 2025 and 2024, respectively. Export sales from our U.S. domestic operations represented 3.3% and 3.4% of net sales for the years ended December 31, 2025 and 2024, respectively.

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

One customer accounted for at 32.2% of net sales for the year ended December 31, 2025, and 27.7% of net sales for the year ended December 31, 2024. The loss of a substantial portion of net sales to our largest customers could have a material adverse effect on us.

We are dependent on suppliers for components and raw materials and may experience shortages, extended lead times, cost premiums and shipment delays that would adversely affect our customers and us.

We purchase raw materials, commodities and components for use in our production process. Increased costs of these materials, including tariffs, could have an adverse effect on our production costs if we are unable to pass along price increases or reduce the other cost of goods produced through cost improvement initiatives. Fuel and energy cost increases could also adversely affect our freight and operating costs. Due to customer specifications and requirements, we are dependent on suppliers to provide critical electronic and other components and materials for our operations that could result in shortages of some of the components needed for production. Component shortages may result in an inability to deliver products on time or at all, expedited freight, overtime premiums and increased component costs. In addition to the financial impact on operations from lost net sales and increased cost, there could potentially be harm to our customer relationships. To reduce the effects of supply chain disruption for our customers, we purchase and hold raw material and finished goods inventory, which results in a reduction of cash available. If we are unable to sell such inventory or sell such inventory within a reasonable timeframe, it may adversely affect our operations, financial results and liquidity.

Our customers cancel orders, change order quantity, timing and product specifications that if not managed would have an adverse effect on the timing of net sales and inventory carrying costs.

We face, through the normal course of business, customer cancellations and rescheduled orders and are not always successful in recovering the costs of such cancellations or rescheduling. With every new product or substantial redesign of a product, we utilize our new product introduction process. Such process is intended to improve the manufacturability, compliance with customer specifications and quality standards relating to the product but may result in delays in commencement of production impacting the timing of net sales. In addition, excess and obsolete inventory losses as a result of customer order changes, cancellations, changes to the components required to produce products, and contract termination could have an adverse effect on our operations, financial results and liquidity. We record inventory at the lower of cost or net realizable value in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for exposures related to the estimated impact from these possibilities. To reduce the impact of canceled or charged orders, our terms and conditions require customers to purchase excess inventory.

We depend heavily on our people and may from time to time have difficulty attracting and retaining skilled employees and the cost of labor may continue to increase. The loss of key management or an ineffective transition of leadership could adversely affect our operations and strategic direction.

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

Our senior leadership team possess significant industry knowledge, operational expertise, strategic vision and relationships with customers, lenders, suppliers and other stakeholders that are important to the operation and growth of our business.

Although our Board of Directors, the Nominating and Corporate Governance Committee and the Compensation and Talent Committee periodically evaluate succession planning for senior management positions, there can be no assurance that we will be able to effectively manage the transition of responsibilities if one or more of these executives were to depart, retire, become unable to serve, or otherwise be replaced. The loss of any member of senior management could result in disruption to our operations, delays in executing our strategic plans, loss of institutional knowledge, and uncertainty among employees, customers, suppliers or investors.

In addition, the process of identifying, recruiting, hiring and integrating qualified executive leadership may be time-consuming and costly, and we may not be able to attract and retain suitable candidates with the necessary experience and industry expertise on acceptable terms or within an acceptable timeframe. Any leadership transition that is not effectively managed could adversely affect our business, financial condition, results of operations and cash flows.

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

Competitive factors in our targeted markets are believed to be manufacturing capabilities, product and service pricing, quality, the ability to meet delivery schedules, customer service, value-added engineering, technology solutions and geographic location. We also expect that our competitors will continue to improve the performance of their current products or services, to reduce their current products or service sales prices and improve services that may be offered. Any of these could cause a decline in net sales, loss of market share, or lower profit margin.

Our customers may also change their geographic manufacturing preferences based on factors such as tariffs, supply chain resiliency initiatives, geopolitical developments, regulatory requirements, or proximity to end markets. If our manufacturing capabilities do not align with these evolving preferences, we may lose existing programs, be unable to secure new business, or incur costs associated with transferring production between facilities, which could adversely affect our net sales, operating results and cash flows.

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

We generally are required to represent and warrant to our customers that the goods and services we deliver are free from defects in material and workmanship generally for one year. Certain customers require longer warranty periods. If a product liability claim results in our being liable, it could have a material adverse effect on our business, financial position and liquidity. We have insurance coverage for product liability claims, but there can be no assurances that the amount of coverage will be adequate or that insurance proceeds will be available for a particular claim. Our insurance may not cover claims for non-conformance or defective products that are not product liability claims from customers.

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

Legal and regulatory requirements in Mexico and China are continually changing which may and has affected our ability to predict timing and/or whether we will receive applicable tax refunds such as value-added tax (“VAT”) tax refunds. The changing regulatory environment may impact negatively the timing and recognition of such net sales and/or whether we ultimately collect cash from these net sales. In particular, our Mexico operations involve significant VAT refund receivables generated from purchasing activities. The Mexican government has periodically delayed VAT refund processing, and regulatory changes have made the timing and collectability of such refunds increasingly difficult to predict. We currently have exposure related to past due VAT receivables that remain outstanding beyond statutory processing periods, and future delays or non-collection of these amounts could adversely affect our liquidity, working capital, and operating results.

We face risks arising from the restructuring of our operations.

In recent years, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings. These initiatives have included reducing the size of our workforce, reducing the number of facilities, and changing the location of certain customer part production to different facilities in an effort to align our capacity and infrastructure with current and anticipated customer demand. The process of restructuring entails, among other activities, moving production between facilities, transferring programs from higher cost geographies to lower cost geographies, closing facilities, reducing size of our workforce, realigning our business processes and reorganizing our management.

Restructurings could adversely affect us, including a slower than expected more costly transition of customers between facilities, a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings, failure to achieve targeted cost savings, and failure to meet operational targets and customer requirements due to the restructuring process. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent and speed of our ability to reduce our manufacturing capacity and workforce.

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

Risks Related to our Assets

We are dependent on our information technology systems for order, inventory procurement and management, production management, treasury, financial reporting, communications and other functions. If our information systems fail or experience major interruptions due to physical damage or loss of power or incur disruptions to our information systems, including security breaches, losses of data or outages, cyberattacks and other security issues, it could adversely affect our operations and/or financial results.

We rely on our information technology systems to effectively manage our operations, administration and financial functions. Our computer systems, web sites, telecommunications, and data networks are vulnerable to damage or interruption from power loss, natural disasters and other sources of physical damage or disruption to the equipment which maintains, stores and hosts our information technology systems. We have taken steps to protect and create redundancies for the equipment that facilitates the use of our management information systems, but these steps may not be adequate to ensure that our operations are not disrupted by events within and outside of our control.

We also rely on information systems, some of which are managed by third parties, to store, process and transmit confidential information, including financial reporting, inventory management, procurement, invoicing and electronic communications, belonging to our customers, our suppliers, our employees and/or us. We monitor and mitigate our exposure to cybersecurity issues and modify our systems when warranted and we have implemented certain business continuity items, including, to the extent feasible, leveraging our multiple sites for redundancies, as well as backup and restore methods inclusive of off-site, secure hosted and cloud based third-party providers. Nevertheless, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, computer viruses, cyberattacks and security breaches, ranging from uncoordinated individual attempts to gain unauthorized access to our information technology systems to sophisticated and targeted measures. These include data theft, malware, phishing, ransomware attacks, or other cybersecurity threats or incidents. The increased use of mobile technologies and the internet of things can heighten these and other operational risks. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data and outages, our operations could be disrupted. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions) and negative publicity and any of these could adversely affect our financial results.

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

We have made investments in R&D of new technologies that we believe if successful will strengthen our relationships with customers. Our intent is that the Company own intellectual property arising from R&D activities. To the extent that those investment efforts are unsuccessful, our competitive position may be harmed, and we may not realize a return on our investments.

To compete more successfully, we believe it is advantageous to maintain an effective R&D program to develop new products and manufacturing processes that will benefit our customers. Our R&D efforts are currently funded through investment of cash flow generated from operations, and we incurred R&D expenses of 1,172 and $1,191 in the years ended December 31, 2025 and 2024, respectively. We are focusing our R&D efforts across several key areas, including development of fiber optic technologies for a wide range of applications like active optical cables, expanded beam technology and physical contact cables.

Our growth strategy in general requires capital to support R&D, working capital, capital expenditures, new program launches and other strategic initiatives. If internally generated cash flow and available borrowings are not sufficient, and we are unable to obtain additional financing on acceptable terms or at all, we may be required to delay, scale back or abandon R&D growth initiatives, which could adversely affect our competitiveness, results of operations and long-term prospects.

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

On March 20, 2026, we entered into a new Credit and Security Agreement with Associated Bank, National Association, which provides for a revolving credit facility of up to $15,000, subject to a borrowing base based on eligible accounts receivable and inventory, and a $2,200 term loan (the “Associated Facility”). The Associated Facility includes a sublimit of $1,500 for letters of credit and is secured by substantially all of our assets in the United States of America, and the facility and term loan each mature in March 2029. Borrowings under the Associated Facility bear interest, at our option, at a defined base rate, or at one-month or three-month Term Secured Overnight Financing Rate (“Term SOFR”), plus 2.00% in the case of revolving credit borrowings and plus 2.25% in the case of the term loan.

The Associated Facility contains customary affirmative and negative covenants that restrict or limit our ability to incur additional indebtedness, create liens, make investments, sell assets, pay dividends or engage in certain transactions without lender consent. This agreement also requires us to comply with financial covenants, including maintaining a Fixed Charge Coverage Ratio of 1.10 to 1.00, which measures the ratio of earnings before interest, tax, depreciation and amortization (“EBITDA”), as defined to exclude certain other non-cash items, and less unfunded capital expenditures, to fixed charges such as interest as well as debt and capital lease principal payments.

Our ability to comply with these covenants depends in part on our ability to generate sufficient EBITDA and operating cash flow. If our EBITDA or cash flows declines due to any factor including as described in these risk factors, we may not remain in compliance with our financial covenants under the Associated Facility.

If we fail to comply with the covenants in the future and our lender does not agree to waive or amend such noncompliance, an event of default could occur. Upon an event of default, the lender could terminate its commitments to lend, accelerate repayment of outstanding indebtedness, require us to cash collateralize outstanding letters of credit, or exercise remedies against the collateral securing the facility. Any of these actions could materially and adversely affect our liquidity, financial condition and ability to operate our business.

Our future growth depends on our ability to generate and sustain customer bookings.

Our future sales growth depends in significant part on our ability to secure customer bookings and program awards from existing and new customers. Bookings may fluctuate significantly from period to period due to factors such as customer demand, product life cycles, changes in outsourcing strategies by OEMs, competitive pricing pressures, economic conditions, program timing, and customer capital spending decisions.

A significant portion of our bookings may relate to new programs that require engineering support, qualification processes, tooling, or production ramp-up periods before generating meaningful sales. As a result, bookings may not convert into sales within expected timeframes, or at all, and delays in customer program launches or production schedules could adversely affect the timing of sales and operating results.

In addition, our ability to sustain bookings growth depends on our ability to maintain strong customer relationships, demonstrate manufacturing and engineering capabilities, remain price competitive, and successfully bid for new business opportunities. If we fail to secure sufficient new bookings or if customers delay, cancel, or reduce awarded programs, our future net sales, operating results, EBITDA and cash flows could be adversely affected.

Our ability to generate positive EBITDA and operating cash flow may fluctuate and may be insufficient to support our operations, service our debt obligations or satisfy financial covenant requirements.

Our ability to generate EBITDA and operating cash flow depends on numerous factors, many of which are outside of our control, including demand from our customers, pricing pressures, supply chain disruptions, cost inflation, labor availability, and the timing of customer orders and payments. Our operations also require significant working capital investments, including purchases of raw materials and components, managed inventory programs for customers, and extended inventory holdings to mitigate supply chain disruptions.

Additionally, we may experience delays in collecting receivables, including value added tax refunds in Mexico, and may be required to fund inventory purchases in advance of customer demand. These factors may reduce operating cash flow and limit our ability to convert earnings into operating cash flow.

If we are unable to generate sufficient EBITDA or free cash flow, we may face challenges meeting our operating needs, funding capital expenditures, investing in research and development, servicing our indebtedness or complying with the financial covenants in our credit facilities. Any such circumstances could materially adversely affect our financial condition, liquidity and results of operations.

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

Changes in foreign currency exchange rates will impact our reported net sales and earnings. Substantially all our net sales are transacted in U.S. Dollars. A majority of our manufacturing and cost structure is based in the United States and transacted in U.S. Dollars. We have exposures to local currencies for certain net sales in China denominated in Chinese Yuan, value added tax receivables denominated in the Mexican Peso, as well as certain costs incurred at our facilities in China and Mexico that are denominated in their respective local currencies. Significant fluctuations in foreign exchange rates between the U.S. dollar and foreign currencies may adversely affect our results of operations.

Our Mexico facility operates as a maquiladora, and its financial records are kept in Mexican Pesos. As the functional currency of the maquiladora is the U.S. Dollar, we translate the Mexican Pesos financial records into U.S. Dollars and record a currency translation gain or loss in the statement of operations. These translation gains or losses may be material to the financial results of the Company. For the years ended December 31, 2025 and 2024, we recorded translation gain of $120 and a translation loss of $137, respectively, in our consolidated statements of operations. The majority of these gains and losses were related to the translation of value added tax receivables denominated in Mexican Pesos into US dollars.

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

Our production services primarily provide that we purchase some, or all, of the required materials and components based on customer forecasts or orders. Although, in general, our contracts with our customers obligate our customers to ultimately purchase inventory ordered to support their forecasts or orders, we generally initially finance these purchases. In addition, suppliers may require us to purchase materials and components in minimum order quantities that may exceed customer requirements. A customer’s cancellation, delay or reduction of forecasts or orders can also result in excess inventory or additional expense to us. Engineering changes by a customer or a product’s end-of-life may result in obsolete materials or components. While we attempt to cancel, return or otherwise mitigate excess and obsolete inventory, as well as require customers to reimburse us for these items and/or price our services to address related risks, we may not actually be reimbursed timely or in full, be able to collect on these obligations or adequately reflect such risks in our pricing. In addition to increasing inventory in certain instances to support new program ramps, we may also increase inventory if we experience component shortages or longer lead-times for certain components in order to maintain a high level of customer service. In such situations, we may procure components earlier, which leads to a short-term increase in inventory and may lead to increased excess or obsolete inventory in the future. Excess or obsolete inventory, the need to acquire increasing amounts of inventory due to shortages, customer demand or otherwise, or other failures to manage our working capital, could adversely affect our operating results, including our return on invested capital.

In addition, we provide managed inventory programs for some of our customers under which we hold and manage finished goods or work-in-process inventories. These managed inventory programs may result in higher inventory levels, further reduce our inventory turns and increase our financial exposure with such customers. In addition, our inventory is infrequently held at a customer’s facility or warehouse, or elsewhere outside of our control, which may increase the risk of loss. Even though our customers generally have contractual obligations to purchase such inventories from us, we remain subject to customers’ credit risks as well as the risk of potential customer default and the need to enforce those obligations.

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

As of December 31, 2025, the Company’s common stock was trading at a value less than the Company’s net equity value. As such, the Company evaluated future undiscounted cash flows and determined that no long-lived asset impairment was required as of December 31, 2025. If the fair value of our other long-lived assets is less than their carrying value, we may be required to record a non-cash impairment charge, which could be material. Such charges could negatively impact our results of operations, potentially affect our compliance with debt covenants, and reduce the perceived value of our Company. There can be no assurance that future reviews of long-lived assets will not result in impairment charges, particularly in periods of market or economic volatility.

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

New or changing laws, regulations, governmental orders or mandates, policy and standards relating to corporate governance and public disclosure, including SEC and NASDAQ regulations, domestic or international tax legislation and the implementation of significant changes in U.S. GAAP, present challenges due to complexities, assumptions and judgements required to implement. We apply judgments based on our understanding, interpretation and analysis of the relevant facts, circumstances, historical experience and valuations, as appropriate. As a result, actual amounts could differ from those estimated at the time the financial statements are issued. In addition, implementation may change the financial accounting or reporting standards that govern the preparation of our financial statements or authoritative entities could reverse their previous interpretations or positions on how various financial accounting or reporting standards should be applied. These changes may be difficult to predict and implement and could materially or otherwise impact how we prepare and report our estimates, uncertainties, financial statements, operating results and financial condition. Our efforts to comply with evolving laws, regulations, accounting policies and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention from net sales-generating activities to compliance activities and may have an adverse effect on our financial statements, including cash flows.

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

In 2019, the U.S. Department of Defense announced the development of Cybersecurity Maturity Model Certification (“CMMC”) as a framework to assess and enhance the cybersecurity posture of the Defense Industrial Base (“DIB”), particularly as it relates to controlled unclassified information within the supply chain. CMMC is designed to ensure that contractors providing services to the U.S. Department of Defense have implemented cybersecurity controls and processes to adequately protect information that resides on DIB systems and networks. While we achieved CMMC level 2 certification in 2025, if we cannot maintain compliance with these regulations, our agreements with defense contractors and the resulting net sales may be impacted negatively.

Item 1B. Unresolved Staff Comments

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1C. Cybersecurity

We recognize the critical importance of maintaining the confidentiality, integrity, and availability of our systems, products, and data. Our cybersecurity risk management program is designed to identify, assess, and manage material risks arising from cybersecurity threats across our U.S. and international operations, including third-party service providers and suppliers. The program integrates governance, technical and administrative controls, incident response, training and awareness, and continuous improvement practices that are tailored to our risk profile as a medical device, aerospace & defense, and industrial EMS provider.

Risk Identification and Assessment.

We employ a risk-based approach to identify and assess cybersecurity threats, including threat-intelligence monitoring, vulnerability management, security logging and analytics, and periodic security testing (e.g., penetration tests and tabletop exercises). Cybersecurity risks are recorded in our enterprise risk register with likelihood and impact scoring and are prioritized for remediation based on potential operational, financial, regulatory, and reputational effects. We maintain an incident response plan that defines triage, escalation, containment, recovery, and post-incident review activities. During incident response, management, including representatives from information technology, legal, and executive leadership, evaluates cybersecurity incidents to determine whether an event is reasonably likely to have a material impact on our business, strategy, financial condition, or results of operations, which informs disclosure decisions under applicable SEC requirements.

Integration with Strategy, Operations, and Capital Allocation.

Cybersecurity risk considerations are incorporated into strategic planning, new program launches, capital allocation, and supplier selection. We evaluate cybersecurity controls in connection with our quality systems and regulatory commitments (including FDA QMSR/ISO 13485 and AS9100), our participation in defense supply chains, and customer expectations for secure manufacturing and data handling. We maintain cybersecurity insurance coverage and periodically reassess limits and retentions in light of market conditions and our evolving risk posture.

Third-Party and Supplier Risk Management.

We assess cybersecurity risks associated with third-party service providers and critical suppliers through security questionnaires, contractual requirements, and reviews of independent assurance reports (e.g., SOC reports) where available. Data sharing with vendors and cloud platforms is limited to business need, and we require appropriate controls, including access restrictions, encryption, and incident notification obligations. We periodically reassess third-party risks and adjust controls as necessary.

Training and Awareness.

Employees with network access participate in periodic training and simulated phishing exercises. Role-based training is provided to personnel with elevated privileges or access to sensitive data. Awareness materials are refreshed to reflect current threat trends.

Governance and Oversight.

The Board of Directors oversees enterprise risk management, including cybersecurity risk. The Audit Committee assists the Board in its oversight of cybersecurity matters and receives cybersecurity updates from management at least quarterly, including updates on the Company’s cybersecurity risk posture, program initiatives, and significant cybersecurity incidents, if any. The full Board receives periodic briefings on cybersecurity risk management.

Management’s cybersecurity program is led by the Vice President of Information Technology, who is responsible for day-to-day cybersecurity risk management activities, including policy governance, control implementation, security monitoring, incident response, and vendor risk management, and reports to Chief Executive Officer. The individual responsible for leading the cybersecurity program has over 10 years of experience in information technology, cybersecurity, and risk management, including experience in regulated manufacturing and defense supply chains, and holds relevant professional certifications.

Cross-functional leaders from Operations, Quality/Regulatory, Supply Chain, and Legal participate in cybersecurity governance and incident response activities.

Prior Incidents and Program Improvements.

Like many companies, we have experienced cybersecurity incidents in the past. To date, none have had a material impact on our business, financial condition, or results of operations. Lessons learned from past events have informed enhancements to controls, user awareness, logging and monitoring, and incident response processes.

Defense Supply Chain and CMMC Compliance.

We participate in the U.S. Department of Defense (“DoD”) supply chain, including handling Federal Contract Information and, for certain programs, Controlled Unclassified Information (CUI). On October 23, 2025, we obtained a Cybersecurity Maturity Model Certification (“CMMC”) Level 2 certification via an authorized C3PAO, applicable to the systems within our assessed boundary that process CUI. Beginning November 10, 2025, DoD CMMC rule phases in requirements for Level 1 or Level 2 compliance in solicitations, with increasing reliance on third-party assessments over a staged rollout. We maintain the technical and procedural controls necessary for Level 2 and manage ongoing compliance through evidence maintenance, annual affirmations, and timely updates to the Supplier Performance Risk System, as applicable. Non-compliance could limit our eligibility for certain defense contracts; therefore, we monitor and remediate any issues promptly, including through Plans of Action and Milestones where permitted.

ITAR and Other Regulatory Linkages.

All U.S. locations supporting defense customers operate in an ITAR-compliant manner. Our cybersecurity controls, including access control, network segmentation, encryption, and data-loss prevention, among others, support our ITAR compliance program and align with our quality systems for regulated manufacturing.

For more information regarding the risks we face from cybersecurity threats, please see Item 1A. “Risk Factors.”

Item 2. Properties

Administration

Our corporate headquarters consists of an approximately 14,000 square feet building located in Maple Grove, Minnesota, a northwestern suburb of Minneapolis, Minnesota, and its lease expires August 2033.

Manufacturing facilities

Our manufacturing facilities are in good operating condition, and we believe our overall production capacity is sufficient to handle our foreseeable manufacturing needs and customer requirements. The following are our manufacturing facilities as of December 31, 2025:

			Manufacturing Space	Office Space	Total
Location	Own/Lease	Lease End Date	Square Feet	Square Feet	Square Feet
Bemidji, MN	Lease	August 31, 2035	56,000	13,000	69,000
Milaca, MN	Lease	June 30, 2030	15,000	5,000	20,000
Mankato, MN	Lease	August 31, 2035	43,000	15,000	58,000
Monterrey, Mexico	Lease	January 24, 2029	67,000	10,000	77,000
Suzhou, China	Lease	February 28, 2027	27,000	3,000	30,000
Suzhou, China	Lease	January 20, 2027	15,000	-	15,000
Suzhou, China	Lease	October 17, 2026	15,000	-	15,000
Suzhou, China	Lease	November 22, 2028	2,000	-	2,000

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 12, 2026, there were 563 shareholders of record. Our stock is listed on the NASDAQ Capital Market under the symbol “NSYS”. We intend to invest our profits into the growth of our operations and, therefore, do not plan to pay out dividends to shareholders in the foreseeable future. We did not declare or pay a cash dividend in 2025 or 2024. Future dividend policy and payments, if any, will depend upon earnings, our financial condition, our need for funds, limitations on payments of dividends present in our current or future debt agreements and other factors.

Stock price comparisons (NASDAQ):

During the Three Months Ended	Low	High

March 31, 2025	$8.50	$11.97
June 30, 2025	$7.25	$12.40
September 30, 2025	$7.66	$9.97
December 31, 2025	$6.50	$10.04

March 31, 2024	$9.13	$14.35
June 30, 2024	$10.19	$19.15
September 30, 2024	$11.00	$15.55
December 31, 2024	$9.53	$13.90

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In May 2024, our Board of Directors approved a share repurchase program authorizing up to $100 in share repurchases. This share repurchase program commenced in August 2024 and expired in October 2024 upon completion of the program. We purchased 8,185 shares of the Company’s common stock at an average price of $12.09 per share.

Equity Compensation Plan Information

Certain information with respect to our equity compensation plans are contained in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Minnesota, United States based full-service global EMS contract manufacturer in the Medical Device, Medical Imaging, Aerospace and Defense and Industrial markets offering a full range of value-added engineering, technical and manufacturing services and support including project management, design, testing, prototyping, manufacturing, supply chain management and post-market services. Our products are complex electromedical and electromechanical products including medical devices, wire and cable assemblies, printed circuit board assemblies, complex higher-level assemblies and other box builds for a wide range of industries. As of December 31, 2025, we have facilities in Minnesota: Bemidji, Mankato, Milaca and Maple Grove. We closed our facility in Blue Earth, Minnesota in December 2024 and sold this facility in July 2025. We also have facilities in Monterrey, Mexico and Suzhou, China.

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

Operating Results

Net Sales. Net sales for the year ended December 31, 2025 and 2024 were $118,365 and $128,133, respectively, a year over year decrease of $9,768 or 7.6%. The following is a summary of net sales by our major industry markets:

	Year Ended December 31,
	2025	2024	Increase (Decrease)
Medical Device	$31,930	$34,636	$(2,706)	(7.8)%
Medical Imaging	39,999	37,492	2,507	6.7%
Industrial	30,940	35,517	(4,577)	(12.9)%
Aerospace and Defense	15,496	20,488	(4,992)	(24.4)%
Total net sales	$118,365	$128,133	$(9,768)	(7.6)%

●	Medical Device: Net sales to our Medical Device customers decreased $2,706, or 7.8%, in the year ended December 31, 2025 as compared with the same period in 2024. The decrease was primarily due to inventory re-balancing with existing customers and timing of customer product launches as well as lower productivity as we managed our facility consolidation primarily in the first quarter of 2025.

●	Medical Imaging: Net sales to our Medical Imaging customers increased $2,507, or 6.7%, in the year ended December 31, 2025 as compared with the same period in 2024. The increase was primarily due to higher sales volume to existing customers driven by new program awards.

●	Industrial: Net sales to our Industrial customers decreased $4,577, or 12.9%, in the year ended December 31, 2025 as compared with the same period in 2024. The decrease in net sales was primarily due to customer order delays and part shortages.

●	Aerospace and Defense: Net sales to our Aerospace and Defense customers decreased $4,992, or 24.4%, in the year ended December 31, 2025, as compared with the same period in 2024. The decrease in net sales relates to delays in customer approvals as we have consolidated this business into our Bemidji facility and higher pre shipment over time revenue in 2024 due from increased production in anticipation of the closure of the Blue Earth facility.

Backlog. Our 90-day shipment backlog as of December 31, 2025 was $27,288, up 3.2% from December 31, 2024. Our 90-day backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be shipped within 180 days.

Our total order backlog as of December 31, 2025 was $77,343, a 17.4% increase from December 31, 2024. This was driven by increases in customer demand as well as customer shipment timing.

90-day and total shipment backlog by our major industry markets are as follows:

	December 31, 2025		December 31, 2024		% Change
	90 Day	Total	90 Day	Total	90 Day	Total
Medical Device	$8,733	$27,094	$6,953	$21,706	25.6%	24.8%
Medical Imaging	5,725	9,032	7,168	10,353	(20.1)%	(12.8)%
Industrial	4,697	11,404	5,173	7,306	(9.2)%	56.1%
Aerospace and Defense	8,133	29,813	7,157	26,487	13.6%	12.6%
Total backlog	$27,288	$77,343	$26,451	$65,852	3.2%	17.4%

The 90-day and total backlog as of December 31, 2025 includes orders already recognized in net sales and included in the contract asset value of $15,184.

Operating Costs and Expenses.

Net sales, cost of goods sold, gross profit, and operating costs were as follows:

	Year Ended December 31,
	2025	2024	Increase/(Decrease)
Net sales	$118,365	$128,133	$(9,768)		(7.6)%
Cost of goods sold	100,359	111,411	(11,052)		(9.9)%
Gross profit	18,006	16,722	1,284		7.7%
Gross margin percentage (1)	15.2%	13.1%	210	bpc(2)
Selling	4,803	3,446	1,357		39.4%
% of Net sales	4.1%	2.7%
General and administrative	10,790	11,709	(919)		(7.8)%
% of Net sales	9.1%	9.1%
Research and development	1,172	1,191	(19)		(1.6)%
% of Net sales	1.0%	0.9%
Restructuring charges	266	571	(305)		(53.4)%
% of Net sales	0.2%	0.4%
Operating income (loss)	975	(195)	1,170		(600)%
% of Net sales	0.8%	(0.2)%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.

Gross profit and gross margins. Gross profit as a percentage of net sales was 15.2% and 13.1% for the years ended December 31, 2025, and 2024, respectively. During the first quarter of 2025, the Company modified the responsibilities and reporting relationships of certain customer-facing managers. As a result of these organizational changes, which were previously classified as cost of sales totaling $1,170 in 2024, are now reported as selling expenses to better reflect the nature of the activities performed. In addition, gross profit increased as a percentage of net sales in the comparison period as a result of improved plant utilization primarily from our restructuring activities and favorable sales mix.

Selling expenses. Selling expenses, as measured as a percentage of net sales, were 4.1% and 2.7% for the year ended December 31, 2025 and 2024, respectively. In 2025, we realigned the reporting structure of our customer facing managers from plant operations to business development. As a result, the year-over-year percentage increase is a result of this realignment from cost of sales as well as the impact of fixed costs on a lower revenue base.

General and administrative expenses. General and administrative expenses decreased $919 or 7.8% in the year ended December 31, 2025 as compared with 2024 as the result of lower incentive compensation accruals in the current year.

Restructuring charges. Restructuring charges were $266 and $571 in the years ended December 31, 2025 and 2024, respectively. During 2025, we incurred $235 of severance charges for a February 2025 reduction in force to align staffing to our forecasted net sales and $31 of expenses related to our closed Blue Earth facility. During 2024, we incurred employee retention bonuses for our facility consolidation and closure of our Blue Earth facility.

Operating income (loss). Operating income was $975 for the year ended December 31, 2025, or 0.8% of net sales, and operating loss was $195, or 0.2% of net sales, for the year ended December 31, 2024. This increase was driven by the improved gross margin and lower incentive compensation expense.

Interest expense. Interest expense was $964 and $744 for the years ended December 31, 2025 and 2024, respectively. This increase was driven by higher borrowings under our line of credit arrangement and an increased interest rate. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements.

Income taxes. Our effective tax rates for the years ended December 31, 2025 and 2024 were (2,391)% and (37.9)%, respectively. The unusually large negative rate in 2025 is primarily driven by the very small amount of pretax book income for the year, which causes normal permanent differences and valuation allowance adjustments to produce a disproportionately large impact on the calculated effective tax rate. The primary drivers of the change in the effective tax rates relate to changes in pretax book income between the years.

Net Loss. Our net loss in 2025 was $252 or $0.09 per diluted and basic common share. Our net loss in 2024 was $1,295 or $0.47 per diluted and basic common share.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations, and cash on hand will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the next year from the date of this filing with the Securities and Exchange Commission.

Effective as of February 29, 2024, we entered into a credit agreement with Bank of America (the “BOA Revolver”.) This BOA Revolver contained financial and operating covenants based on our earnings and related cash flows. Compliance with these covenants was dependent on our financial results, which are subject to fluctuation as described in the Risk Factors section of this annual report on Form 10-K. As of a result of our restructuring activities in 2024 and early 2025, including the costs incurred to move hundreds of customer production parts between plants, as well as addressing post covid customer pricing headwinds, and reductions in our customer orders, we did not generate sufficient earnings and cash flows to meet certain financial covenants and required multiple amendments and default waivers under the BOA Revolver.

On March 20, 2026, we entered into a new Credit and Security Agreement with Associated Bank, National Association, which provides for a revolving credit facility of up to $15.0 million, subject to a borrowing base based on eligible accounts receivable and inventory, and a $2.2 million term loan (the “Associated Facility”). The Associated Facility includes a sublimit of $1.5 million for letters of credit and is secured by substantially all of our assets in the United States of America, and the Associated Facility matures in March 2029.

The Associated Facility contains customary affirmative and negative covenants that restrict or limit our ability to incur additional indebtedness, create liens, make investments, sell assets, pay dividends or engage in certain transactions without lender consent. This agreement also requires us to comply with financial covenants, including maintaining a Fixed Charge Coverage Ratio of 1.10 to 1.00, which measures the ratio of earnings before interest, tax, depreciation and amortization (“EBITDA”), as defined to exclude certain other non-cash items, and less unfunded capital expenditures, to fixed charges such as interest as well as debt and capital lease principal payments.

The Associated Facility agreement includes broad and customary events of default such as non-payment of obligations, breaches of representations or covenants, unauthorized liens, insolvency events, material adverse changes, cross-defaults to other significant indebtedness, and change-of-control triggers. Additional events include unsatisfied judgments, loss of lender lien priority, defaults under material business agreements, impairment of key intellectual property, destruction of collateral, and certain ERISA, hedging, or legal compliance violations. Upon an event of default, including the lender’s determination that a material adverse event has occurred, as defined by the agreement, the lender may accelerate all obligations, terminate the commitments, and exercise its full rights and remedies against the collateral.

Our ability to comply with these covenants depends in part on our ability to generate sufficient EBITDA and operating cash flow. If our EBITDA or cash flows declines due to any factor including as described in these risk factors, we may not remain in compliance with our financial covenants under the Associated Facility.

Cash flows for the years ended December 31, 2025 and 2024 are summarized as follows:

	2025	2024
Cash flows provided by (used in):
Operating activities	$2,743	$(2,250)
Investing activities	(157)	(1,263)
Financing activities	(1,867)	2,765
Effect of exchange rate changes on cash	20	(11)
Net change in cash	$739	$(759)

Cash provided by operating activities for the year ended December 31, 2025 was $2,743, compared with cash used in operating activities of $2,250 for the year ended December 31, 2024. In 2025, operating cash flow was driven by significant non-cash add-backs as well as favorable working-capital movements, as increases in accounts receivable and contract assets were more than offset by a decrease in prepaid expenses and an increase in accounts payable due to timing of payments. In 2024, cash used in operating activities reflected the timing of accounts payable payments and the payment of accrued bonus expenses.

Net cash used in investing activities was $157 and $1,263 for the years ended December 31, 2025 and 2024, respectively. Cash used in investing activities in both years primarily relates to the purchase of property and equipment, partially offset in the year ended December 31, 2025 by proceeds from the sale of the Blue Earth property and equipment.

Net cash used in financing activities in 2025 of $1,867 consisted primarily of net payments on the line of credit. The cash provided by financing activities in 2024 of $2,765 consisted primarily of net proceeds from the line of credit of $2,849 and proceeds from notes payable of $345.

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

Revenue Recognition

Our net sales are comprised of product, engineering services and repair services. All net sales are recognized when the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service to our customer either when (or as) our customer obtains control of the product or service, with the majority of our net sales being recognized over time including goods produced under contract manufacturing agreements and services net sales, when we have an enforceable right to payment for performance completed to date.. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. Most of our contracts have a single performance obligation and require that we provide services and products that are unique to each customer’s designed products and have no alternative usage. As of December 31, 2025, the Company has recorded a contract asset of $15,184 for unbilled customer net sales included in net sales. Net sales are recorded net of returns, allowances and customer discounts.

Long-Lived Assets Impairment

We evaluate long-lived assets, primarily property and equipment, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. As of December 31, 2025, the Company’s common stock was trading at a value less than the Company’s net equity value. As such, the Company evaluated future undiscounted cash flows and determined that no long-lived asset impairment was required as of December 31, 2025.

Inventory Valuation

Inventory is recorded at the lower of cost or net realizable value for inventory that may have a lower net realizable value than cost or quantities in excess of future production needs. Certain raw material inventories are purchased solely to meet a customer’s unique manufacturing requirements. We seek to require our customers to prepay for end of life or certain inventory in excess of current customer order quantities. We have an evaluation process to assess the value of the inventory that is slow moving, excess or obsolete on a quarterly basis. This process includes an evaluation of our inventory based on current usage and the latest forecasts of product demand and production requirements from our customers. We periodically review the underlying inventory reserve assumptions based on recent trends. As of December 31, 2025, we had an inventory reserve of $1,853.

Income Taxes

Significant judgment is required in evaluating our tax positions and in determining income tax expense, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. We evaluate the recoverability of deferred tax assets based on available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. We establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not (defined as a likelihood of more than 50%) that all or a portion of the deferred tax assets will not be realized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases) to the deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. During 2025 and 2024, we concluded that it was more likely than not we would realize our recorded net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income or tax liability in either the carryback or carry-forward periods under the tax law.

We establish reserves for uncertain tax positions when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. If we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) a completion of a tax audit, (ii) effective settlement of an issue, (iii) a change in applicable tax law including a tax case or legislative guidance, or (iv) the expiration of the applicable statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our results of operations. Our reserve for uncertain tax positions aggregated $110 as of December 31, 2025.

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

TABLE OF CONTENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Item 8. Financial Statements and Supplementary Data

(The remainder of this page was intentionally left blank.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nortech Systems Incorporated and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nortech Systems Incorporated and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows  for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Impairment of Long-Lived Assets

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Management identified triggering events during the year ended December 31, 2025, that indicated that the property, plant and equipment could be impaired and performed an impairment test.

While the impairment test did not result in the recording of any impairment loss, the impairment test is complex and judgmental due to management’s use of subjective assumptions when determining the asset groups to be evaluated for impairment, estimating expected future cash flows to be provided by operating activities of the identified asset groups, and estimating fair values of the assets or asset groups when applicable.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the assessment of impairment of long-lived assets included the following, among others:

●	Evaluated the appropriateness of the asset groups used in performing management’s impairment analysis.
●	Tested management’s assumptions used in estimating the cash flows expected to be provided by operating activities of the asset groups, including the completeness and accuracy of the underlying data supporting the assumptions.
●	Performed a sensitivity analysis over the growth rates, operating margin, and other assumptions used in management’s analysis compared to historical performance.
●	Compared previously forecasted financial information to historical results to assess the reasonableness of future forecasted financial information used in the analysis.
●	Evaluated audit evidence from events and transactions occurring after the measurement date.

/s/ Baker Tilly US, LLP

Minneapolis, Minnesota

March 26, 2026

We have served as the Company’s auditor since 2017.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(IN THOUSANDS, EXCEPT SHARE DATA)

	2025	2024

Net sales	$118,365	$128,133
Cost of goods sold	100,359	111,411
Gross profit	18,006	16,722
Operating expenses
Selling	4,803	3,446
General and administrative	10,790	11,709
Research and development	1,172	1,191
Restructuring charges	266	571
Total operating expenses	17,031	16,917
Income (loss) from operations	975	(195)
Other expense
Interest expense	(964)	(744)
Income (loss) before income taxes	11	(939)
Income tax expense	263	356
Net loss	$(252)	$(1,295)

Net loss per common share:
Basic (in dollars per share)	$(0.09)	$(0.47)
Weighted average number of common shares outstanding - basic (in shares)	2,776,680	2,755,041
Diluted (in dollars per share)	$(0.09)	$(0.47)
Weighted average number of common shares outstanding – diluted (in shares)	2,776,680	2,755,041

Other comprehensive income (loss)
Foreign currency translation	268	(445)
Comprehensive income (loss), net of tax	$16	$(1,740)

See accompanying notes to consolidated financial statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

(IN THOUSANDS, EXCEPT SHARE DATA)

	2025	2024
ASSETS
Current assets:
Cash	$1,655	$916
Accounts receivable, less allowances of $161 and $196, respectively	16,998	14,875
Inventories, net	20,695	21,638
Contract assets	15,184	13,792
Prepaid assets and other assets	1,618	4,094
Total current assets	56,150	55,315

Property and equipment, net	5,203	6,232
Operating lease assets	7,016	8,139
Deferred tax assets	3,394	2,575
Other intangible assets, net	156	174
Total assets	$71,919	$72,435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Line of credit	$7,000	$-
Accounts payable	12,809	11,582
Accrued payroll and commissions	1,822	1,841
Customer deposits	5,386	5,140
Current portion of operating leases	1,332	1,175
Current portion of finance lease obligations	274	143
Other accrued liabilities	1,221	1,547
Total current liabilities	29,844	21,428

Long-term liabilities:
Long-term line of credit	-	8,634
Long-term operating lease obligations, net of current portion	6,476	7,773
Long-term finance lease obligations, net of current portion	626	311
Other long-term liabilities	426	284
Total long-term liabilities	7,528	17,002
Total liabilities	37,372	38,430

Shareholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	250	250
Common stock - $0.01 par value; 9,000,000 shares authorized; 2,786,134 and 2,760,793 shares issued and outstanding, respectively	28	28
Additional paid-in capital	17,855	17,329
Accumulated other comprehensive loss	(709)	(977)
Retained earnings	17,123	17,375
Total shareholders’ equity	34,547	34,005
Total liabilities and shareholders’ equity	$71,919	$72,435

See accompanying notes to consolidated financial statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(IN THOUSANDS)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(252)	$(1,295)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,270	1,649
Amortization	18	89
Compensation on stock-based awards	503	461
Deferred taxes	(558)	(12)
Change in accounts receivable allowance	(35)	(162)
Change in inventory reserves	401	280
Gain on disposal of property and equipment	-	(23)
Changes in current operating items
Accounts receivable	(1,951)	4,405
Inventories	485	(400)
Contract assets	(1,393)	689
Prepaid expenses and other assets	2,482	(2,049)
Income taxes	(29)	(333)
Accounts payable	1,346	(3,956)
Accrued payroll and commissions	(30)	(2,289)
Customer deposits	244	1,071
Other accrued liabilities	242	(375)
Net cash provided by (used in) operating activities	2,743	(2,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	504	7
Purchases of property and equipment	(661)	(1,270)
Net cash used in investing activities	(157)	(1,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	101,785	129,793
Payments to line of credit	(103,480)	(126,944)
Proceeds from notes payable	-	345
Principal payments on financing leases	(195)	(367)
Share repurchases	-	(100)
Stock award exercises	23	38
Net cash (used in) provided by financing activities	(1,867)	2,765

Effect of exchange rate changes on cash	20	(11)

Net change in cash	739	(759)
Cash - beginning of year	916	1,675
Cash - end of year	$1,655	$916

Supplemental disclosure of cash flow information:
Cash paid for interest	$925	$764
Cash paid for income taxes	751	473

Supplemental noncash investing and financing activities:
Property and equipment purchases in accounts payable	$81	$254
Property acquired under operating leases	-	2,336
Equipment acquired under finance leases	637	256

See accompanying notes to consolidated financial statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(IN THOUSANDS)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of December 31, 2023	250	$250	2,740	$27	$16,929	$(532)	$18,670	$35,344
Net loss	-	-	-	-	-	-	(1,295)	(1,295)
Foreign currency translation adjustment	-	-	-	-	-	(445)	-	(445)
Compensation on stock-based awards	-	-	-	-	461	-	-	461
Stock repurchases	-	-	(8)	(1)	(99)	-	-	(100)
Stock award exercises	-	-	29	2	38	-	-	38
Balance as of December 31, 2024	250	$250	2,761	$28	$17,329	$(977)	$17,375	$34,005

Net loss	-	-	-	-	-	-	(252)	(252)
Foreign currency translation adjustment	-	-	-	-	-	268	-	268
Compensation on stock-based awards	-	-	-	-	503	-	-	503
Stock award exercises	-	-	25	-	23	-	-	23
Balance as of December 31, 2025	250	$250	2,786	$28	$17,855	$(709)	$17,123	$34,547

See accompanying notes to consolidated financial statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Estimates also affect the reported amounts of net sales and expense during the reporting period. Significant items subject to estimates and assumptions include the valuation allowance for inventories, the measurement of revenue recognized over time, realizability of deferred tax assets and long-lived asset recovery. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Expected Losses

We grant credit to customers in the normal course of business. Accounts receivable is unsecured and presented net of an allowance for doubtful accounts. The allowance for expected losses was $161 and $196 as of December 31, 2025 and 2024, respectively.

When we record customer receivables and contract assets arising from net sales transactions, we record an allowance for credit losses for the current expected credit losses inherent in the asset over its expected life. The allowance for credit losses is a valuation account deducted from the cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets.

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

Inventories are as follows as of December 31,

	2025	2024
Raw materials	$20,575	$21,122
Work in process	1,003	892
Finished goods	970	1,070
Reserves	(1,853)	(1,446)
Total	$20,695	$21,638

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

(in years)
Building	39
Leasehold improvements	3 - 15
Manufacturing equipment	3 - 7
Office and other equipment	3 - 7

Property and equipment are as follows as of December 31,

	2025	2024
Land	$-	$148
Building and leasehold improvements	3,927	6,027
Manufacturing equipment	19,444	20,807
Office and other equipment	6,680	6,523
Accumulated depreciation and amortization	(24,848)	(27,273)
Total property and equipment, net	$5,203	$6,232

Long-Lived Asset Impairment

We evaluate long-lived assets, primarily property and equipment, whenever current events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability for assets to be held and used is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge might be required to reduce the carrying amount to equal estimated fair value. As of December 31, 2025, the Company’s common stock was trading at a value less than the Company’s net equity value. As such, the Company evaluated future undiscounted cash flows and determined that no long-lived asset impairment was required as of December 31, 2025. No impairment of long-lived assets was recorded during the years ended December 31, 2025 or 2024.

Preferred Stock

Preferred stock issued is non-cumulative and nonconvertible. The holders of the preferred stock are entitled to a non-cumulative dividend of 12% when and if declared. In liquidation, holders of preferred stock have preference to the extent of $1.00 per share plus dividends declared but unpaid. No preferred stock dividends were declared or paid during the years ended December 31, 2025 and 2024.

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

Net sales are measured as the amount of consideration we expect to receive in exchange for transferring products or providing services. As such, net sales are recorded net of returns, allowances and customer discounts. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from net sales) basis. Shipping and handling costs are included in cost of goods sold. We pay sales commissions on new business generated. Because the related amortization period for these incremental contract acquisition costs is one year or less, the Company has elected the practical expedient and therefore expenses these costs as incurred. Additionally, the Company has elected the practical expedient related to significant financing components and does not assess whether a contract includes a significant financing component when the period between the transfer of the promised goods or services and customer payment is one year or less.

The majority of our net sales are derived from the transfer of goods produced under contract manufacturing agreements which have no alternative use, and we have an enforceable right to payment for our performance completed to date. Our performance obligations within our contract manufacturing agreements are generally satisfied over time as the goods are produced based on customer specifications and we have an enforceable right to payment for the goods produced. If these requirements are not met, the net sales are recognized at a point in time, generally upon shipment. Net sales under contract manufacturing agreements that was recognized over time accounted for approximately 76% our net sales for both the years ended December 31, 2025 and 2024. Net sales under these agreements are generally recognized over time using an input measure based upon the proportion of actual costs incurred.

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

Contract Assets

Contract assets, recorded as such in the consolidated balance sheets, consist of unbilled amounts related to net sales recognized over time. Changes in the contract assets balance during the years ended December 31, 2025 and 2024 were as follows:

Balance outstanding as of December 31, 2023	$14,481
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	97,724
Reversal of allowance for current expected credit losses	4
Amounts invoiced during the period	(98,417)
Balance outstanding as of December 31, 2024	$13,792
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	89,530
Allowance for current expected credit losses	(1)
Amounts invoiced during the period	(88,137)
Balance outstanding as of December 31, 2025	$15,184

We expect substantially all the remaining performance obligations for the contract assets recorded as of December 31, 2025, to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

Accounts receivables are presented separately on the consolidated balance sheets.

Contract Liabilities

Contract liabilities, recorded as customer deposits, were $4,068 at January 1, 2024 and $5,386 and $5,140 at December 31, 2025 and 2024, respectively. Contract liabilities primarily relate to customer prepayments, generally to purchase customer-specific inventory, and billings in advance of the Company satisfying its performance obligations. Revenue recognized during the year ended December 31, 2025 that was included in the contract liability balance at the beginning of the period was $500. Changes between periods represent the timing of customer deposits and the satisfaction of performance obligations.

The following tables summarize our net sales by market for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical Device	$22,361	$7,387	$2,182	$31,930
Medical Imaging	31,908	7,996	95	39,999
Industrial	22,152	8,153	635	30,940
Aerospace and Defense	13,109	2,124	263	15,496
Total net sales	$89,530	$25,660	$3,175	$118,365

	Year Ended December 31, 2024
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration	Total Net Sales by Market
Medical Device	$24,085	$7,487	$3,064	$34,636
Medical Imaging	29,362	8,104	26	37,492
Industrial	25,652	8,620	1,245	35,517
Aerospace and Defense	18,625	1,658	205	20,488
Total net sales	$97,724	$25,869	$4,540	$128,133

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

Advertising

Advertising costs are charged to operations as incurred and aggregated to $114 and $83 for the years ended December 31, 2025 and 2024, respectively.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Dilutive net income per common share assumes the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding using the treasury stock method, unless their effect is anti-dilutive. Basic and diluted weighted average shares outstanding were as follows:

	Years Ended December 31,
	2025	2024
Basic weighted average shares outstanding	2,776,680	2,755,041
Dilutive effect of outstanding stock options and non-vested restricted stock units[1]	-	-
Diluted weighted average shares outstanding	2,776,680	2,755,041

[1]	The following items were excluded from the computation of diluted weighted-average shares outstanding as their inclusion would be anti-dilutive:

a.	For the year ended December 31, 2025, restricted stock units and stock options totaling 533,846.
b.	For the year ended December 31, 2024, restricted stock units and stock options totaling 477,541.

Fair Value of Financial Instruments

The carrying amounts of all financial instruments approximate their fair values. The carrying amounts for cash, accounts receivable, accounts payable, and other assets and liabilities approximate fair value because of the short maturity of these instruments. Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the carrying value of our long-term debt and line of credit approximates its fair value.

Foreign Currency Transactions

The functional currency for our Mexico subsidiary is the US dollar. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in general and administrative expense. The functional currency for our China subsidiary is the Renminbi (“RMB”). Assets and liabilities of the China subsidiary are translated from RMB into U.S. dollars at period-end rates, while income and expense are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive loss within shareholders’ equity. Foreign currency translation gains (losses) increased consolidated shareholders’ equity by $268 for the year ended December 31, 2025 and decreased shareholder’s equity by $445 for the year ended December 31, 2024.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations and comprehensive income (loss). Net foreign currency transaction gains or losses included in the determination of net loss was a gain of $120 and a loss of $137 for the years ended December 31, 2025 and 2024, respectively.

Adoption of New Accounting Standards

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company has adopted this ASU and the additional income tax disclosures are noted in Note 6, Income Taxes.

Recently Issued New Accounting Standards

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

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, accounts receivable, and contract assets. We maintain our excess cash balances in checking accounts primarily at two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. The Company’s $1,655 cash balance as of December 31, 2025, included approximately $517 and $137 that was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and generally do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances or contract asset balances individually represented 10% or more of gross accounts receivable.

Customers who represent 10% or more of net sales for years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Customer A	32%	28%
Customer B	10%	-
Total	42%	28%

Customers who represent 10% or more of accounts receivable and contract assets as of December 31, 2025 and 2024 are as follows:

	Accounts Receivable as of December 31,
	2025	2024
Customer A	20%	23%
Customer C	-%	13%
Total	20%	36%

	Contract Assets as of December 31,
	2025	2024
Customer A	36%	33%
Customer D	13%	12%
Total	49%	45%

Export sales from the U.S. represented approximately 3% of net sales for both the years ended December 31, 2025 and 2024.

NOTE 3. OTHER INTANGIBLE ASSETS

Finite life intangible assets as of December 31, 2025 and 2024 are as follows:

	Customer Relationships	Patents	Total
Balance as of January 1, 2024	$72	$191	$263
Amortization	72	18	89
Balance as of December 31, 2024	$-	$174	$174
Amortization	-	18	18
Balance as of December 31, 2025	$-	$156	$156

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted average remaining amortization period of our intangible assets is 4.1 years. Of the patents value as of December 31, 2025, $71 are being amortized and $85 are in process as patents have not yet been issued.

Amortization expense of finite life intangible assets was $18 and $89 for the years ended December 31, 2025 and 2024, respectively.

Estimated future annual amortization expense (except projects in process) related to these assets is approximately as follows:

Year	Amount
2026	$18
2027	18
2028	18
2029	12
2030	5
Thereafter	-
Total	$71

NOTE 4. FINANCING ARRANGEMENTS

On February 29, 2024, we closed on a $15,000 Senior Secured Revolving Line of Credit with Bank of America (the “BOA Revolver”). The BOA Revolver allows for borrowings at a defined base rate, or at the one, three or six month Secured Overnight Finance Rate, also known as “SOFR,” plus a defined margin. If the Company prepays SOFR borrowings before their contractual maturity, the Company has agreed to compensate the bank for lost margin, as defined in the BOA Revolver agreement. The Company is required to quarterly pay a 20-basis point fee on the unused portion of the BOA Revolver.

The BOA Revolver requires the Company to maintain no more than 2.5 times leverage ratio and at least a 1.25 times minimum fixed charges coverage ratio, both of which are defined in the BOA Revolver agreement. These ratios are calculated based on trailing twelve-month results. There are no subjective acceleration clauses under the BOA Revolver that would accelerate the maturity of outstanding borrowings. The BOA Revolver contains certain covenants which, among other things, require the Company to adhere to regular reporting requirements, abide by shareholder dividend limitations, maintain certain financial performance, and limit the amount of annual capital expenditures. The BOA Revolver is secured by substantially all the Company’s assets and expires on February 28, 2027. We were not in compliance with financial covenants related to the maximum operating expense contributions to our Mexican operations in the first and second quarters of 2024. We have received a waiver of this event of default from the bank.

Amendments to the BOA Revolver

On March 27, 2025, we amended (the “First Amendment”) the BOA Revolver to waive our non-compliance with the leverage ratio and minimum fixed charge ratio as of December 31, 2024, and March 31, 2025. Provisions of the First Amendment relating to the Company’s compliance with these ratios were replaced with provisions of the Second Amendment (described below). Provisions of the First Amendment relating to minimum EBITDA requirements of the Company were replaced with provisions of the Second Amendment (described below). Provisions of the First Amendment requiring the Company to maintain unrestricted cash and BOA Revolver availability (collectively, “Liquidity”) at specified levels were replaced with provisions of the Second Amendment (described below). The First Amendment requires the Company to provide incremental monthly reporting and increases the Company’s borrowing rate by one percent until the Company is in compliance with the original terms of the BOA Revolver. The First Amendment increases the borrowing rate for revolving loans by 100 basis points.

On May 14, 2025, we further amended (the “Second Amendment”) the BOA Revolver, which amended the First Amendment in part, to defer the Company’s compliance with the leverage ratio and minimum fixed charge ratio until the fourth quarter of 2025 at which time the Company must maintain (a) a leverage ratio of 2.5 times for the year ended December 31, 2025 and for each twelve-month quarterly reporting period thereafter; and (b) a minimum fixed charge coverage ratio to 1.25 times for the year ended December 31, 2025 and for each twelve-month quarterly reporting period thereafter. The Company must also maintain adjusted EBITDA (earnings before interest, taxes depreciation and amortization), as defined in the BOA Revolver, as of the end of the second quarter of 2025 of at least $1,000, the third quarter of 2025 of at least $1,300 and the fourth quarter of 2025 and each quarter thereafter of at least $1,600. In addition, the Second Amendment requires the Company to always maintain Liquidity of at least $2,500. The Second Amendment shortened the duration of the BOA Revolver to June 30, 2026 and increases the borrowing rate by 25 basis points.

On July 29, 2025, we amended the BOA Revolver (the “Third Amendment”) to extend the expiration of the BOA Revolver to August 31, 2026.

On February 27, 2026, we entered into a Waiver and Amendment No. 4 to its Credit Agreement with Bank of America, N.A. (“Waiver and Amendment”). See footnote 13, Subsequent Events.

Outstanding Borrowings

The BOA Revolver, as amended, bears interest at a weighted-average interest rate of 7.8% and 7.7% as of December 31, 2025 and December 31, 2024, respectively. We had borrowings on our line of credit of $7,000 and $8,695 outstanding as of December 31, 2025 and 2024, respectively. As of December 31, 2025, we had unused availability on the line of credit of $8,000, which is subject to a month end cap based on the previously noted minimum Liquidity. The decrease in the line of credit balance between the years is the result of timing of accounts payable payments. We have recorded the outstanding BOA Revolver amount of $7,000 at December 31, 2025 as a current liability on the condensed consolidated balance sheets.

The Company had an interim funding agreement with a bank related to deposits made on equipment purchases funded through a finance lease when the equipment was received and operational. The equipment was received, and the lease agreements were finalized during the second quarter of 2025. As of December 31, 2025, we have no amounts outstanding on the interim funding agreement for equipment.

On March 20, 2026, the Company repaid the BOA Revolver and entered into a new asset-backed line of credit. See footnote 13, Subsequent Events.

NOTE 5. LEASES

We have operating leases for certain manufacturing sites, office space, and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods we are reasonably certain to exercise. Our leases do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2025, we do not have material lease commitments that have not commenced. We have financing leases for certain property and equipment used in the normal course of business.

The components of lease expense were as follows for the years ended December 31:

Lease Cost	2025	2024
Operating lease cost	$2,364	$2,318
Finance lease interest cost	42	25
Finance lease amortization expense	212	451
Total lease cost	$2,618	$2,794

Supplemental balance sheets information related to leases was as follows as of December 31:

	Balance Sheets Location	2025	2024
Assets
Operating lease assets	Operating lease assets	$7,016	$8,139
Finance lease assets	Property, plant and equipment	714	411
Total leased assets		$7,730	$8,550

Liabilities
Current
Current operating lease liabilities	Current portion of operating lease obligations	$1,332	$1,175
Current finance lease liabilities	Current portion of finance lease obligations	274	143
Noncurrent
Long-term operating lease liabilities	Long-term operating lease liabilities, net	6,476	7,773
Long-term finance lease liabilities	Long-term finance lease obligations, net	626	311
Total lease liabilities		$8,708	$9,402

Supplemental cash flow information related to leases was as follows for the years ended December 31:

	2025	2024
Operating Leases
Cash paid for amounts included in the measurement of lease liabilities	$1,806	$1,821
Operating lease assets obtained in exchange for lease obligations	$-	$2,336

The operating lease assets obtained in exchange for lease obligations in the year ended December 31, 2024 was largely due to the renewal of our lease in Maple Grove and Milaca, Minnesota, as well as leasing of additional space in our Suzhou, China facility.

Future maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2026	$1,873	$320	$2,193
2027	1,580	211	1,791
2028	1,569	211	1,780
2029	979	196	1,175
2030	900	76	976
Thereafter	3,769	-	3,769
Total lease payments	$10,670	$1,014	$11,684
Less: interest	(2,862)	(114)	(2,976)
Present value of lease liabilities	$7,808	$900	$8,708

The lease term and discount rate as of December 31, 2025 were as follows:

Weighted-average remaining lease term (years)
Operating leases	7.1
Finance leases	4.0
Weighted-average discount rate
Operating leases	8.1%
Finance leases	6.7%

NOTE 6. INCOME TAXES

The income tax expense consists of the following for the years ended December 31:

	2025	2024
Current
Federal	$43	$(287)
State	26	22
Foreign	752	633
Deferred
Federal	(581)	127
State	(117)	(119)
Foreign	140	(20)
Income tax expense	$263	$356

The statutory rate reconciliation is as follows for the years ended December 31:

	2025	2024
Statutory rate	$2	$(200)
State income tax	(97)	(101)
Effect of foreign operations	88	(63)
Maquiladora tax	128	187
Cross-border tax laws	147	492
Research and development	(73)	13
Nontaxble and nondeductable items	28	(21)
US permanent differences	14	(46)
Other	26	95
Income tax expense (benefit)	$263	$356

On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (the “OBBB Act”), was enacted in the United States. The OBBB Act introduced several tax law changes relevant to the manufacturing industry. Key provisions include the restoration of 100% bonus depreciation for qualified property, expanded interest deductibility under Internal Revenue Code Section 163(j) and other international tax reforms affecting global supply chains and cross-border operations. The OBBB Act also reinstates immediate expensing for domestic research and development expenditures for tax years beginning after December 31, 2024, reversing prior rules that required capitalization and amortization of such costs. Due to the impact on GILTI provisions, the Company does not intend to take 100% bonus depreciation. It also does not intend to immediately expense R&D expenditures for 2025 or accelerate the deduction of previously capitalized R&D expenditures.

Income and loss from operations before income taxes was derived from the following jurisdictions for the years ended December 31:

	2025	2024
United States	$(3,210)	$(3,284)
Foreign	3,221	2,345
	$11	$(939)

Deferred tax assets (liabilities) consist of the following as of December 31:

	2025	2024
Deferred tax assets
Inventory	$585	$535
Net operating losses	140	241
Stock-based compensation	337	277
Other accruals	45	94
Lease accounting lease liability	1,484	1,624
Capitalized research expenses	1,078	928
Tax credit carryforwards	210	151
Intangibles	351	422
Other	1,145	542
Total deferred tax assets	5,375	4,814

Deferred tax liabilities
Lease accounting lease asset	(1,399)	(1,562)
Withholding tax	(360)	(219)
Prepaid expenses	(171)	(186)
Property and equipment	(353)	(278)
Other	(58)	(213)
Total deferred tax liabilities	(2,341)	(2,458)
Net deferred tax assets	$3,034	$2,356

The Company regularly assesses the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of the available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years, if permitted under tax law, and tax planning strategies. Based on our most recent assessment, for the year ended December 31, 2025, we have concluded that our deferred income tax assets are more likely than not to be realized. Our consolidated balance sheets as of December 31, 2025 and 2024 have a deferred tax asset of $3,394 and $2,575, respectively, related to our US taxable operations and a $360 and $219, respectively, deferred tax liability included other long-term liabilities related to our Chinese taxes, for a net deferred tax asset of $3,034 and $2,356, respectively.

As of December 31, 2025, we have no US Federal net operating loss carryforward and a Minnesota net operating loss carryforward (pre-tax, post-apportionment) of approximately $2,100.

As of December 31, 2025, the Company has US Federal and Minnesota R&D tax credits of approximately $100 and $100, respectively. These balances are recorded net of any uncertain tax position. The R&D credits have a 20-year carryforward for Federal purposes (begin to expire in 2044) and 15-year carryforward for Minnesota purposes (begin to expire in 2029).

The tax effects from uncertain tax positions can be recognized in our consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The following tables set forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for the years ended December 31, 2025 and 2024:

Balance as of January 1, 2024	$131
Tax positions - additions	13
Tax positions - reductions	(47)
Balance as of December 31, 2024	97
Tax positions - additions	12
Tax positions - reductions	1
Balance as of December 31, 2025	$110

Our policy is to accrue interest related to potential underpayment of income taxes with a corresponding increase in income tax expense. The liability for accrued interest as of December 31, 2025 and 2024 was not significant. Interest is computed on the difference between our uncertain tax benefit positions and the amount deducted or expected to be deducted in our filed tax returns.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to federal and state and local income tax examinations for years before 2021.

NOTE 7. 401(K) RETIREMENT PLAN

We have a 401(k) profit sharing plan (the “401(k) Plan”), a defined contribution plan, covering substantially all of our U.S. employees. Employees are eligible to participate in the Plan after completing three months of service and attaining the age of 18. Employees are allowed to contribute up to 60% of their wages to the 401(k) Plan. We match 50% of the employees’ contributions up to 6% of covered compensation. We made contributions, net of forfeitures, of approximately $640 and $725 during the years ended December 31, 2025 and 2024, respectively.

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

	2025	2024
Stock option fair value assumptions:
Risk-free interest rate	3.80 - 4.14%	3.83 - 4.40%
Expected life (years)	6.0	6.0
Dividend yield	0%	0%
Expected volatility	58%	58%
Weighted average grant date fair value of stock options granted	$5.13	$6.49

Total compensation expense related to stock options was $290 and $243 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $618 of unrecognized compensation which will vest and expense over the next 2.3 years.

Following is the status of option activity as of and for the years ended December 31, 2025 and 2024 as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2024	458,700	$6.63
Granted	23,000	11.08
Exercised	(12,300)	4.55
Forfeited	(16,000)	10.23
Outstanding – December 31, 2024	453,400	$6.79	5.70	$1,654
Granted	48,382	8.58
Exercised	(1,200)	3.98
Forfeited	(10,400)	8.22
Outstanding – December 31, 2025	490,182	$6.91	5.14	$828
Exercisable on December 31, 2025	323,600	$5.53	3.78	$826

Restricted Stock Units (“RSUs”)

Total compensation expense related to the RSUs were $213 and $218 for the years ended December 31, 2025 and 2024, respectively. Total unrecognized compensation expense related to the RSUs was $256, which will vest over the next 1.3 years.

Following is the status of restricted stock activity as of and for the years ended December 31, 2025 and 2024 as follows:

	Shares	Weighted- Average Remaining Vesting Term (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2024	27,000
Granted	15,141
Vested	(16,500)
Forfeited	(1,500)
Outstanding – December 31, 2024	24,141	0.3	$248
Granted	43,664
Vested	(24,141)
Forfeited	-
Outstanding – December 31, 2025	43,664	1.3	$324

NOTE 9. SEGMENT INFORMATION

Our results of operations for the years ended December 31, 2025 and 2024 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. The Company operates in the Medical Device, Medical Imaging, Aerospace and Defense, and Industrial markets with over 50% of its net sales coming from the medical-related markets. We strategically direct production between our various manufacturing facilities based on a number of considerations to best meet our customers’ needs. Our plants generate net sales over several of the markets the Company serves. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our chief operating decision maker (the “CODM”) is the Company’s President and Chief Executive Officer. The CODM regularly evaluates financial information on a consolidated basis to assess performance and allocate resources.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024:

	2025	2024

Net sales	$118,365	$128,133
Cost of goods sold	100,359	111,411
Gross profit	18,006	16,722
Operating expenses:
Selling	4,803	3,446
General and administrative	10,790	11,709
Research and development	1,172	1,191
Restructuring charges	266	571
Total operating expenses	17,031	16,917
Income (loss) from operations	975	(195)
Other expense:
Interest expense	(964)	(744)
Income (loss) before income taxes	11	(939)
Income tax expense	263	356
Net loss	$(252)	$(1,295)

The Company’s long-lived tangible assets, including the Company’s operating lease assets recognized on the consolidated balance sheets were geographically located as follows as of December 31:

	2025	2024
United States	$8,876	$10,429
Mexico	2,015	2,445
China	1,328	1,497
Total long-lived tangible assets	$12,219	$14,371

Export net from our U.S. domestic operations represent approximately 3.3% and 3.4% of consolidated net sales for the years ended December 31, 2025 and 2024, respectively. Net sales by our major EMS industry markets are as follows for the years ended December 31:

	2025	2024
Medical Device	$31,930	$34,636
Medical Imaging	39,999	37,492
Industrial	30,940	35,517
Aerospace and Defense	15,496	20,488
Total net sales	$118,365	$128,133

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

NOTE 11. RESTUCTURING CHARGES

During the year ended December 31, 2024, we incurred restructuring charges of $571 related to the closure and consolidation of our Blue Earth, Minnesota production facility, which was substantially completed in the fourth quarter of 2024. During the year ended December 31, 2025, the Company incurred $266 of restructuring charges, in connection with activities related to the Blue Earth facility and additional staff reductions in the first quarter of 2025.

The following table summarizes the related activity for the twelve months ended December 31, 2025 and 2024:

	Facility Consolidation	Workforce Reductions	Total

January 1, 2024	$-	$-	$-
Charges	571	-	571
Cash payments	(417)	-	(417)
December 31, 2024	$154	$-	$154
Charges	31	235	266
Cash payments	(185)	(235)	(420)
December 31, 2025	$-	$-	$-

NOTE 12. RELATED PARTY TRANSACTIONS

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

David Kunin, our Chairman, is a minority owner (less than 10%) of Marpe Technologies, LTD an early-stage medical device company dedicated to the early detection of skin cancer through full body scanners. Mr. Kunin is also a member of the Board of Directors of Marpe Technologies. The Company worked with Marpe Technologies to apply for a grant from the Israel-United States Binational Industrial Research and Development Foundation, a legal entity created by Agreement between the Government of the State of Israel and the Government of the United States of America (“BIRD Foundation”). The parties were successful in receiving approval for a $1,000 conditional grant. The Company and Marpe Technologies will each receive $500 from the BIRD Foundation and, among other obligations under the grant, each is required to contribute $500 to match grant funds from the BIRD Foundation. The Company met its obligation by providing certain services at cost or with respect to administrative services at no cost to Marpe Technologies. The total value of the Company’s contribution will not exceed $500. Marpe is engaged in raising funds for its operations, which funds are necessary to pay for the Company’s services beyond its contribution. The Company will receive a 10-year exclusive right to manufacture the products of Marpe Technologies. There can be no assurances that Marpe Technologies’ medical device operations will be commercially successful, that Marpe Technologies will be successful in raising additional funds to finance its operations or, if commercially successful, the Company will recover the value of services provided to Marpe if not paid when the services are provided. The transactions between the Company and Marpe Technologies have been approved by the Audit Committee pursuant to the Company Related-Party Transactions Policy. During the twelve months ended December 31, 2025, we recognized no net sales to Marpe Technologies. During the twelve ended December 31, 2024, we recognized net sales to Marpe Technologies of $8. As of December 31, 2025, we have no outstanding accounts receivable. The Company believes that transactions with Marpe are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

NOTE 13. SUBSEQUENT EVENTS

Financing Arrangement Waiver and Amendment

On February 27, 2026, the Company entered into a Waiver and Amendment. Under the Waiver and Amendment, Bank of America waived certain financial covenant defaults related to the Company’s Consolidated Leverage Ratio, Fixed Charge Coverage Ratio, and Consolidated EBITDA for the quarter ended December 31, 2025. The Waiver and Amendment also modified multiple provisions of the Credit Agreement, including revised definitions, updated borrowing base mechanics, revised financial covenants (including new EBITDA thresholds), adjustments to the revolving commitment levels, an increase in applicable borrowing rate, and updates limitations on foreign subsidiary investments and transfers.

New Financing Arrangement

On March 20, 2026, we entered into a new Credit and Security Agreement with Associated Bank, National Association, which provides for a revolving credit facility of up to $15,000, subject to a borrowing base based on eligible accounts receivable and inventory, and a $2,200 term loan (the “Associated Facility”). The Associated Facility includes a sublimit of $1,500 for letters of credit and is secured by substantially all of our assets in the United States of America, and the facility and term loan each mature in March 2029. Borrowings under the Associated Facility bear interest, at our option, at a defined base rate, or at one-month or three-month Term Secured Overnight Financing Rate, plus 2.00% in the case of revolving credit borrowings and plus 2.25% in the case of the term loan.

The Associated Facility contains customary affirmative and negative covenants that restrict or limit our ability to incur additional indebtedness, create liens, make investments, sell assets, pay dividends or engage in certain transactions without lender consent. This agreement also requires us to comply with financial covenants, including maintaining a Fixed Charge Coverage Ratio of 1.10 to 1.00, which measures the ratio of EBITDA, as defined to exclude certain other non-cash items, and less unfunded capital expenditures, to fixed charges such as interest as well as debt and capital lease principal payments.

The Associated Facility agreement includes broad and customary events of default such as non-payment of obligations, breaches of representations or covenants, unauthorized liens, insolvency events, material adverse changes, cross-defaults to other significant indebtedness, and change-of-control triggers. Additional events include unsatisfied judgments, loss of lender lien priority, defaults under material business agreements, impairment of key intellectual property, destruction of collateral, and certain ERISA, hedging, or legal compliance violations. Upon an event of default, including the lender’s determination that a material adverse event has occurred, as defined by the agreement, the lender may accelerate all obligations, terminate the commitments, and exercise its full rights and remedies against the collateral.

Equity Incentive Plan

In March 2026, the Company’s Board of Directors approved the 2026 Equity Incentive Plan (the “2026 Plan”), subject to shareholder approval at the upcoming annual meeting in May 2026. The 2026 Plan would succeed the Company’s 2017 Stock Incentive Plan and authorize 250,000 shares for various equity- and cash-based awards. No awards have been granted under the Plan, and shareholder approval is pending.

Tarriff Legislation

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, resulting in the termination of all IEEPA-based tariffs effective February 24, 2026. Following this ruling, the Administration imposed a temporary 10% global tariff on most imported products under Section 122 of the Trade Expansion Act of 1962, effective February 24, 2026, for a 150-day period.

These new tariffs apply broadly to manufactured goods and component parts. Because the legislation was enacted after December 31, 2025, its effects are not reflected in our consolidated financial statements. The Company is evaluating the potential impact of these tariff actions on future material costs and sourcing decisions.

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework of 2013. Based on our assessment, we concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of the Company’s directors or Section 16 officers adopted, modified or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408 of Regulation S-K).

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of the Registrant will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 13, 2026 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding executive compensation of the Registrant will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 13, 2026 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management of the Registrant will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 13, 2026 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Information regarding executive compensation plans (including individual compensation arrangements) as of the end of the last fiscal year, on two categories of equity compensation plans (that is, plans that have been approved by security holders and plans that have not been approved by security holders) will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 13, 2026 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

The following table provides information about our equity compensation plans (including individual compensation arrangements) as of December 31, 2025.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)

Equity compensation plans approved by security holders	34,000	$6.91	65,136

Equity compensation plans not approved by security holders	-	-	-

Total	34,000	$6.91	65,136

(1)	Represents common shares issuable upon the exercise of outstanding options granted under the 2017 Incentive Compensation Plan (the 2017 Plan).

(2)	Represents common shares remaining available for issuance under the 2017 Plan of 65,136.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 13, 2026 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Registrant’s proxy statement relating to its Annual Meeting of Shareholders to be held May 13, 2026 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, the end of our fiscal year, and said portions of the proxy statement are incorporated herein by reference.

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

3.	The following exhibits are incorporated herein by reference:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed July 16, 1996 (File No. 333-00888)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on April 1, 2019)

10.1	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)

10.2	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 22, 2016).

10.3	2017 Stock Incentive Plan approved by shareholders May 3, 2017 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed March 22, 2017).**

10.4	Lease Agreement dated February 21, 2018 by and between Manufacturing Assembly Solutions of Monterrey, Inc., a wholly owned Mexican subsidiary of the Company, and OPERADORA STIVA, S.A. DE C.V. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 27, 2018)

10.5	Employment Agreement with John Lindeen dated September 9, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2019).**

10.6	First Amendment to Lease Agreement dated September 17, 2018 between the Company and AR Meridian Circle Owner, LLC, as successor to LSOP 3 MN 3, LLC. (incorporated by reference to Exhibit 10.21 to Form 10-K filed March 19, 2020).

10.7	Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Bemidji facility (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 1, 2020)

10.8	Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Mankato facility (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 1, 2020)

10.9	Employment Agreement with Jay D. Miller dated February 27, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 3, 2022).**

10.10	Employment Agreement with Andrew D. C. LaFrence dated December 1, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2023).**

10.11	Credit Agreement dated as of February 29, 2024, by and between Nortech Systems Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 5, 2024).

10.12

Second Amendment to Lease dated 15th day of May, 2024 by and between Sri Management and Consulting LLC, a Minnesota limited liability company as agent for the property owner and Nortech Systems Incorporated, a Minnesota corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 16, 2024)

10.13

Amendment No. 1 to Credit Agreement, Waiver, and Consent by and between Nortech Systems Incorporated and Bank of America, N.A. dated March 27, 2025 (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 31, 2025).

10.14	First Amendment to Employment Agreement with Jay D. Miller dated March 27, 2025 (incorporated by reference to Exhibit 10.13 to Form 10-K filed March 31, 2025).**

10.15	First Amendment to Employment Agreement with Andrew D. C. LaFrence dated March 28, 2025 (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 31, 2025).**

10.16	First Amendment to Employment Agreement with John Lindeen dated March 28, 2025 (incorporated by reference to Exhibit 10.15 to Form 10-K filed March 31, 2025).**

10.17

Amendment No. 2 to Credit Agreement by and between Nortech Systems Incorporated and Bank of America, N.A. dated May 14, 2025 (incorporated by reference to Exhibit 10.16 to Form 10-Q filed May 14, 2025).

10.18	Amendment No. 3 to Credit Agreement by and between Nortech Systems Incorporated and Bank of America, N.A. dated July 29, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 1, 2025).

10.19

Waiver and Amendment No. 4 to Credit Agreement dated as of February 27, 2026, by and between Nortech Systems Incorporate and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 6, 2026).

10.20

Credit Agreement dated as of March 20, 2026 by and between Nortech Systems International and Associated Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 23, 2026.

19.1	Policy on Insider Trading (incorporated by reference to Form 10-K filed March 31, 2025).

21	Subsidiaries of Nortech Systems Incorporated*

23	Consent of Baker Tilly US, LLP*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-20(a) and Rule 15d-20(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-20(a) and Rule 15d-20(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Nortech Systems Incorporated Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed March 20, 2024)

101	Financial statements from the annual report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed electronically herewith.

**	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated

Registrant

By:	/s/ Jay D. Miller	March 26, 2026
Jay D. Miller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jay D. Miller	March 26, 2026
Jay D. Miller
President and Chief Executive Officer (principal executive officer) and Director

By:	/s/ Andrew D. C. LaFrence	March 26, 2026
Andrew D. C. LaFrence
Chief Financial Officer (principal financial and accounting officer)

By:	/s/ David B. Kunin	March 26, 2026
David B. Kunin, Chairman and Director

By:	/s/ Stacy A. Kruse	March 26, 2026
Stacy A. Kruse, Director

By:	/s/ Ryan P. McManus	March 26, 2026
Ryan P. McManus, Director

By:	/s/ Debarati Sen	March 26, 2026
Debarati Sen, Director

By:	/s/ Amy Fredregill	March 26, 2026
Amy Fredregill, Director

By:	/s/ Jose A. Peris	March 26, 2026
Jose A. Peris, Director

INDEX TO EXHIBITS

DESCRIPTIONS OF EXHIBITS

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed July 16, 1996 (File No. 333-00888)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on April 1, 2019)

10.1	Lease Agreement dated April 1, 2015 between the Company and LSOP 3 MN 3, LLC (incorporated by reference to Form 8-K filed April 9, 2015)

10.2	Lease Agreement dated November 12, 2015 between the Company and Suzhou Industrial Park Biotech Development Co., Ltd. (incorporated by reference to Form 10-K filed March 22, 2016).

10.3	2017 Stock Incentive Plan approved by shareholders May 3, 2017 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed March 22, 2017).**

10.4	Lease Agreement dated February 21, 2018 by and between Manufacturing Assembly Solutions of Monterrey, Inc., a wholly owned Mexican subsidiary of the Company, and OPERADORA STIVA, S.A. DE C.V. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 27, 2018)

10.5	Employment Agreement with John Lindeen dated September 9, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2019).**

10.6	First Amendment to Lease Agreement dated September 17, 2018 between the Company and AR Meridian Circle Owner, LLC, as successor to LSOP 3 MN 3, LLC. (incorporated by reference to Exhibit 10.21 to Form 10-K filed March 19, 2020).

10.7	Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Bemidji facility (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 1, 2020)

10.8	Lease Agreement between the Company and Essjay Investment Company, LLC dated August 27, 2020 relating to the Company’s Mankato facility (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 1, 2020)

10.9	Employment Agreement with Jay D. Miller dated February 27, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 3, 2022).**

10.10	Employment Agreement with Andrew D. C. LaFrence dated December 1, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2023)**

10.11	Credit Agreement dated as of February 29, 2024, by and between Nortech Systems Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 5, 2024).

10.12

Second Amendment to Lease dated 15th day of May, 2024 by and between Sri Management and Consulting LLC, a Minnesota limited liability company as agent for the property owner and Nortech Systems Incorporated, a Minnesota corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 16, 2024)

10.13

Amendment No. 1 to Credit Agreement, Waiver, and Consent by and between Nortech Systems Incorporated and Bank of America, N.A. dated March 27, 2025 (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 31, 2025).

10.14	First Amendment to Employment Agreement with Jay D. Miller dated March 27, 2025 (incorporated by reference to Exhibit 10.13 to Form 10-K filed March 31, 2025).**

10.15	First Amendment to Employment Agreement with Andrew D. C. LaFrence dated March 28, 2025 (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 31, 2025).**

10.16	First Amendment to Employment Agreement with John Lindeen dated March 28, 2025 (incorporated by reference to Exhibit 10.15 to Form 10-K filed March 31, 2025).**

10.17

Amendment No. 2 to Credit Agreement by and between Nortech Systems Incorporated and Bank of America, N.A. dated May 14, 2025 (incorporated by reference to Exhibit 10.16 to Form 10-Q filed May 14, 2025).

10.18	Amendment No. 3 to Credit Agreement by and between Nortech Systems Incorporated and Bank of America, N.A. dated July 29, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 1, 2025).

10.19

Waiver and Amendment No. 4 to Credit Agreement dated as of February 27, 2026, by and between Nortech Systems Incorporate and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 6, 2026).

10.20

Credit Agreement dated as of March 20, 2026 by and between Nortech Systems International and Associated Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 23, 2026.

19.1	Policy on Insider Trading (incorporated by reference to Form 10-K filed March 31, 2025).

21	Subsidiaries of Nortech Systems Incorporated*

23	Consent of Baker Tilly US, LLP*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-20(a) and Rule 15d-20(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-20(a) and Rule 15d-20(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Nortech Systems Incorporated Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed March 20, 2024)

101	Financial statements from the annual report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed electronically herewith.

**	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

