Form 10-K/A
period 2025-12-31
NORTECH SYSTEMS INC
filed 2026-04-15
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K of Nortech Systems Incorporated for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission on March 26, 2026 (the “Original Form 10-K”). This Amendment is being filed solely to include conformed signatures on Exhibits 31.1, 31.2 and 32.1 that were inadvertently omitted from the Original Form 10-K. No other changes have been made to the Original Form 10-K.

In connection with this Amendment, the Company is including updated certifications of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 in compliance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

This Amendment does not reflect any changes to the consolidated financial statements or any other disclosures contained in the Original Form 10-K and does not update any information to reflect events occurring after the filing of the Original Form 10-K. Except as specifically noted above, this Amendment continues to speak as of the date of the Original Form 10-K.

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

10.19

Waiver and Amendment No. 4 to Credit Agreement dated as of February 27, 2026, by and between Nortech Systems Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 6, 2026).

10.20

Credit Agreement dated as of March 20, 2026 by and between Nortech Systems Incorporated and Associated Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 23, 2026.

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

10.19

Waiver and Amendment No. 4 to Credit Agreement dated as of February 27, 2026, by and between Nortech Systems Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 6, 2026).

10.20

Credit Agreement dated as of March 20, 2026 by and between Nortech Systems Incorporated and Associated Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 23, 2026.

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

