Form 10-Q
period 2026-03-31
NORTECH SYSTEMS INC
filed 2026-05-13
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of $0.01 par value common stock outstanding as of May 6, 2026 was 2,794,534.

PART I

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025

Net sales	$30,316	$26,895
Cost of goods sold	25,614	23,817
Gross profit	4,702	3,078
Operating expenses:
Selling	1,331	1,184
General and administrative	3,014	2,915
Research and development	310	326
Restructuring charges	-	266
Total operating expenses	4,655	4,691
Income (loss) from operations	47	(1,613)
Other expense:
Interest expense, net	(256)	(214)
Loss before income taxes	(209)	(1,827)
Income tax benefit	(175)	(511)
Net loss	$(34)	$(1,316)

Net loss per common share:
Basic (in dollars per share)	$(0.01)	$(0.48)
Weighted average number of common shares outstanding - basic (in shares)	2,786,134	2,760,929
Diluted (in dollars per share)	$(0.01)	$(0.48)
Weighted average number of common shares outstanding - diluted (in shares)	2,786,134	2,760,929

Other comprehensive income (loss)
Foreign currency translation	69	6
Comprehensive income (loss), net of tax	$35	$(1,310)

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31, 2026	DECEMBER 31, 2025
ASSETS
Current assets:
Cash	$1,964	$1,655
Restricted cash	244	-
Accounts receivable, less allowance for credit losses of $205 and $161, respectively	17,823	16,998
Inventories, net	23,561	20,695
Contract assets	16,010	15,184
Prepaid assets and other assets	1,071	1,618
Total current assets	60,673	56,150
Property and equipment, net	5,077	5,203
Operating lease assets, net	6,720	7,016
Deferred tax assets	3,753	3,394
Other intangible assets, net	151	156
Deferred line of credit issuance costs	266	-
Total assets	$76,640	$71,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$7,485	$7,000
Current portion of term loan	433	-
Accounts payable	14,645	12,809
Accrued payroll and commissions	2,708	1,822
Customer deposits	4,672	5,386
Current portion of operating leases	1,309	1,332
Current portion of finance lease obligations	259	274
Other accrued liabilities	1,487	1,221
Total current liabilities	32,998	29,844
Long-term liabilities:
Term loan	1,743	-
Long-term operating lease obligations	6,186	6,476
Long-term finance lease obligations	577	626
Other long-term liabilities	428	426
Total long-term liabilities	8,934	7,528
Total liabilities	41,932	37,372
Shareholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	250	250
Common stock - $0.01 par value; 9,000,000 shares authorized; 2,786,134 and 2,786,134 shares issued and outstanding, respectively	28	28
Additional paid-in capital	17,981	17,855
Accumulated other comprehensive loss	(640)	(709)
Retained earnings	17,089	17,123
Total shareholders’ equity	34,708	34,547
Total liabilities and shareholders’ equity	$76,640	$71,919

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34)	$(1,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	303	347
Compensation on stock-based awards	126	118
Change in allowance for credit losses	44	35
Change in inventory reserves	(257)	231
Deferred taxes	(359)	-
Changes in current operating items:
Accounts receivable	(822)	(814)
Inventories	(2,610)	487
Contract assets	(826)	388
Prepaid expenses and other assets	460	(1,588)
Accounts payable	1,917	(1,441)
Accrued payroll and commissions	883	674
Customer deposits	(713)	(112)
Other accrued liabilities	327	61
Net cash used in operating activities	(1,561)	(2,930)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(228)	(268)
Net cash used in investing activities	(228)	(268)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	9,960	25,970
Payments to line of credit	(9,472)	(22,710)
Proceeds from term loan	2,200	-
Payments of debt issuance costs	(290)	-
Proceeds from notes payable	-	219
Principal payments on financing leases	(62)	(52)
Stock award exercises	-	19
Net cash provided by financing activities	2,336	3,446

Effect of exchange rate changes on cash and restricted cash	6	(2)

Net change in cash and restricted cash	553	246
Cash and restricted cash - beginning of period	1,655	916
Cash and restricted cash - end of period	$2,208	$1,162

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets:
Cash	$1,964	$1,162
Restricted cash	244	-
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$2,208	$1,162

5

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025

Supplemental disclosure of cash flow information:
Cash paid for interest	$167	$203
Cash (received) paid for income taxes	$(325)	$179

Supplemental noncash investing and financing activities:
Property and equipment purchases in accounts payable	$16	$42

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of December 31, 2024	250	$250	2,761	$28	$17,329	$(977)	$17,375	$34,005
Net loss	-	-	-	-	-	-	(1,316)	(1,316)
Foreign currency translation adjustment	-	-	-	-	-	6	-	6
Stock option exercises	-	-	-	-	19	-	-	19
Compensation on stock-based awards	-	-	-	-	118	-	-	118
Balance as of March 31, 2025	250	$250	2,761	$28	$17,466	$(971)	$16,059	$32,832

Balance as of December 31, 2025	250	$250	2,786	$28	$17,855	$(709)	$17,123	$34,547

Net loss	-	-	-	-	-	-	(34)	(34)
Foreign currency translation adjustment	-	-	-	-	-	69	-	69
Compensation on stock-based awards	-	-	-	-	126	-	-	126
Balance as of March 31, 2026	250	$250	2,786	$28	$17,981	$(640)	$17,089	$34,708

See Accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the interim periods have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the Company’s audited consolidated financial statements. These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the year ended December 31, 2025, and notes thereto included in our Annual Report on Form 10-K as filed with the SEC.

The condensed consolidated financial statements include the accounts of Nortech Systems Incorporated and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All dollar amounts are stated in thousands of U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements. Estimates also affect the reported amounts of net sales and expenses during each reporting period. Significant items subject to estimates and assumptions include the lower of cost or net realizable value reserves for inventories, allowance for credit losses, realizability of deferred tax assets and long-lived asset recovery. Actual results could differ from those estimates.

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

These new tariffs apply broadly to manufactured goods and component parts. The Company is evaluating the potential impact of these tariff actions on future material costs and sourcing decisions. The Company is actively seeking reimbursement of IEEPA tariffs from the federal government and the Company’s vendors.

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

Adoption of New Accounting Standard

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU No. 2025-05”), which reduces the complexity of applying credit losses to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 (revenue from contracts with customers). ASU 2025-05 is effective for annual and interim reporting periods beginning after December 15, 2025. The Company has adopted this ASU and it did not have a material impact on the consolidated financial statements.

Restricted Cash

Cash classified as restricted cash on our consolidated balance sheets relates to contractual cash dominion provisions under the Company’s financing arrangements, which at March 31, 2026 were governed by the new Associated Bank facility. As of March 31, 2026 and December 31, 2025, we had restricted cash of $244 and $0, respectively.

The restricted cash balance at March 31, 2026 primarily represents customer deposits that are temporarily restricted due to timing at period end and are subject to the cash dominion provisions of the financing arrangement. These customer deposits are applied against the Company’s line of credit on the next business day.

Inventories

Inventories are as follows:

	March 31,	December 31,
	2026	2025
Raw materials	$23,015	$20,575
Work in process	1,290	1,003
Finished goods	852	970
Reserves	(1,596)	(1,853)
Inventories, net	$23,561	$20,695

Other Intangible Assets

Other intangible assets as of March 31, 2026 and December 31, 2025 are as follows:

Patents
Balances as of December 31, 2025	$156
Amortization	(5)
Balances as of March 31, 2026	$151

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted average remaining amortization period of our intangible assets is 3.8 years. Of the patents’ value as of March 31, 2026, $67 are being amortized and $84 are in process and a patent has not yet been issued.

Amortization expense of finite life intangible assets for the three months ended March 31, 2026 and 2025 was $5 and $5, respectively.

As of March 31, 2026, estimated future annual amortization expense related to these assets is as follows:

Year	Amount
Remainder of 2026	$14
2027	18
2028	18
2029	12
2030	4
Thereafter	1
Total	$67

Property and Equipment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. At March 31, 2026, the Company determined that no triggering events existed that would require an impairment assessment.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, accounts receivable, and contract assets. We maintain our excess cash balances in checking accounts primarily at two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. The Company’s $1,964 cash balance as of March 31, 2026, included approximately $612 and $78 that was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and generally do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances or contract asset balances individually represented 10% or more of gross accounts receivable.

Customers who represent 10% or more of net sales for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Customer A	32%	31%
Customer B	13%	11%
Total	45%	42%

Customers who represent 10% or more of accounts receivable and contract assets for the periods ended March 31, 2026 and December 31, 2025 are as follows:

	Accounts Receivable
	March 31, 2026	December 31, 2025
Customer A	26%	20%

	Contract Assets
	March 31, 2026	December 31, 2025
Customer A	34%	36%
Customer C	12%	13%
Total	46%	49%

Export sales from the U.S. represented approximately 3% and 2% of net sales for the three months ended March 31, 2026 and 2025, respectively.

NOTE 3. NET SALES

Revenue Recognition

Revenue under contract manufacturing agreements that was recognized over time, excluding noncash consideration, accounted for 75% and 74% of net sales for the three months ended March 31, 2026 and 2025, respectively. The following tables summarize our net sales by market for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31, 2026
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device	$6,679	$1,490	$742	$8,911
Medical Imaging	8,006	1,867	3	9,876
Industrial	3,689	3,018	175	6,882
Aerospace and Defense	4,254	356	37	4,647
Total net sales	$22,628	$6,731	$957	$30,316

	Three Months Ended March 31, 2025
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device	$5,772	$1,730	$568	$8,070
Medical Imaging	6,708	1,873	7	8,588
Industrial	4,706	2,132	107	6,945
Aerospace and Defense	2,782	478	32	3,292
Total net sales	$19,968	$6,213	$714	$26,895

[1]	Noncash consideration represents material provided by the customer used in the manufacturing of the product.

Contract Assets

Contract assets, recorded in the condensed consolidated balance sheets, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the three months ended March 31, 2026 were as follows:

Balance as of December 31, 2025	$15,184
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	22,628
Allowance for current expected credit losses	-
Amounts invoiced during the period	(21,802)
Balance outstanding as of March 31, 2026	$16,010

We expect substantially all the remaining performance obligations for the contract assets recorded as of March 31, 2026 to be transferred to receivables within 90 days, with any remaining amounts to be transferred within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

Contract Liabilities

Contract liabilities, recorded as customer deposits, were $4,672 and $5,386 at March 31, 2026 and December 31, 2025, respectively. Contract liabilities primarily relate to customer prepayments, generally to purchase customer-specific inventory, and billings in advance of the Company satisfying its performance obligations. Revenue recognized during the three months ended March 31, 2026 that was included in the contract liability balance at January 1, 2026 was $565. Changes between periods represent the timing of customer deposits and the satisfaction of performance obligations.

NOTE 4. FINANCING ARRANGEMENTS

Associated Bank Financing Arrangement

On March 20, 2026, the Company entered into a new Credit and Security Agreement with Associated Bank, National Association, which provides for a revolving credit facility of up to $15,000, subject to a borrowing base based on eligible accounts receivable and inventory, and a $2,200 term loan (the “Associated Facility”). The Associated Facility includes a sublimit of $1,500 for letters of credit and is secured by substantially all of our assets in the United States of America. The Associated Facility matures in March 2029. The Company is required to pay a 25-basis point fee per annum, paid monthly, on the unused portion of the revolving credit facility. The term loan requires monthly principal payments of $37 plus interest. Borrowings under the Associated Facility bear interest, at the Company’s option, at a defined base rate derived from the Bank’s prime rate, or at one-month or three-month Term Secured Overnight Financing Rate, referred to as SOFR, plus 2.00% in the case of revolving credit borrowings, and plus 2.25% in the case of the term loan. At March 31, 2026, the revolving credit facility and term loan accrued interest at 8.52% and 8.00%, respectively. At March 31, 2026, there was $7,196 outstanding under the revolving credit facility and $3,500 of unused availability. Borrowings under the Associated Facility may be prepaid at any time without penalty. The Associated Facility does not contain prepayment premiums, make-whole provisions, or other features that would require separate accounting as embedded derivatives.

The Associated Facility contains customary affirmative and negative covenants that restrict or limit our ability to incur additional indebtedness, create liens, make investments, sell assets, pay dividends or engage in certain transactions without lender consent. This agreement also requires us to comply with financial covenants, including maintaining a Fixed Charge Coverage Ratio of 1.10 to 1.00, which measures the ratio of EBITDA, as defined to exclude certain other non-cash items, and less unfunded capital expenditures, to fixed charges such as interest as well as debt and capital lease principal payments. The Company was in compliance with all covenants under the Associated Facility as of March 31, 2026.

The Associated Facility agreement includes broad and customary events of default such as non-payment of obligations, breaches of representations or covenants, unauthorized liens, insolvency events, material adverse changes, cross-defaults to other significant indebtedness, and change-of-control triggers. Additional events include unsatisfied judgments, loss of lender lien priority, defaults under material business agreements, impairment of key intellectual property, destruction of collateral, and certain ERISA, hedging, or legal compliance violations. Upon an event of default, including the lender’s determination that a material adverse event has occurred, as defined by the Associated Facility agreement, the lender may accelerate all obligations, terminate the commitments, and exercise its full rights and remedies against the collateral.

The Company incurred $290 of debt issuance costs related to the Associated Facility, of which $266 was classified as a long-term asset as of March 31, 2026 as it is related to the revolving facility.

The table below reflects scheduled principal repayments of the term loan. Amounts outstanding under the revolving credit facility, if any, are due at maturity in March 2029.

Year	Amount
Remainder of 2026	$330
2027	440
2028	440
2029	990
Thereafter	-
Total	$2,200

Bank Of America Revolver

On February 29, 2024, we closed on a $15,000 Senior Secured Revolving Line of Credit with Bank of America (the “BOA Revolver”). On February 27, 2026, the Company entered into a Waiver and Amendment. Under the Waiver and Amendment, Bank of America waived certain financial covenant defaults related to the Company’s Consolidated Leverage Ratio, Fixed Charge Coverage Ratio, and Consolidated EBITDA for the quarter ended December 31, 2025. The BOA Revolver was fully repaid and terminated on March 20, 2026.

Interim Funding Agreement

The Company had an interim funding agreement with a bank related to deposits made on equipment purchases funded through a finance lease when the equipment was received and operational. The equipment was received, and the lease agreements were finalized during the second quarter of 2025. As of March 31, 2026, we have no amounts outstanding on the interim funding agreement for equipment.

China Financing Agreement

Our China operation has a financing agreement with China Construction Bank which provides for a line of credit arrangement of 10 million Renminbi (RMB) (approximately $1,400 ) that expires in August 2026. The Company had $289 outstanding as of March 31, 2026 that is classified as current debt. No amounts were outstanding under this financing arrangement as of December 31, 2025. The agreement does not include material cross-default provisions with the Associated Facility. The variable interest rate as of March 31, 2026 was approximately 4%.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
Lease Cost	2026	2025
Operating lease cost	$588	$565
Finance lease interest cost	14	6
Finance lease amortization expense	62	42
Total lease cost	$664	$613

Supplemental condensed consolidated balance sheet information related to leases was as follows:

	Balance Sheet Location	March 31, 2026	December 31, 2025
Assets
Finance lease assets	Property and equipment, net	$668	$714
Operating lease assets	Operating lease assets, net	6,720	7,016
Total leased assets		$7,388	$7,730

Liabilities
Current
Current operating lease liabilities	Current portion of operating lease obligations	$1,309	$1,332
Current finance lease liabilities	Current portion of finance lease obligations	259	274
Noncurrent
Long-term operating lease liabilities	Long-term operating lease obligations, net of current portion	6,186	6,476
Long-term finance lease liabilities	Long-term finance lease obligations, net of current portion	577	626
Total lease liabilities		$8,331	$8,708

Supplemental condensed consolidated statements of cash flows information for the three months ended March 31, 2026 and 2025 related to leases was as follows:

	March 31,	March 31,
	2026	2025
Operating Leases
Cash paid for amounts included in the measurement of lease liabilities	$471	$433

Future annual payments of lease liabilities as of March 31, 2026 were as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2026	$1,406	$248	$1,654
2027	1,580	211	1,791
2028	1,569	211	1,780
2029	979	196	1,175
2030	900	76	976
Thereafter	3,769	-	3,769
Total lease payments	$10,203	$942	$11,145
Less: imputed interest	(2,708)	(106)	(2,814)
Present value of lease liabilities	$7,495	$836	$8,331

The lease term and discount rate as of March 31, 2026 and 2025 were as follows:

	March 31, 2026	March 31, 2025
Weighted-average remaining lease term (years)
Operating leases	7.0	7.6
Finance leases	3.7	3.3
Weighted-average discount rate
Operating leases	8.1%	7.8%
Finance leases	6.6%	5.7%

NOTE 6. STOCK BASED AWARDS

Stock-based compensation expense of $126 and $118 for the three months ended March 31, 2026 and 2025, respectively, was reported in the condensed consolidated statements of operations within general and administrative expenses.

Stock Options

Under the 2017 Stock Incentive Plan (“2017 Plan”), as amended, there are an aggregate of 775,000 shares authorized for issuance. As of March 31, 2026, there were 35,136 remaining authorized shares available for grant. On March 18, 2026, the Company’s Board of Directors approved the 2026 Equity Incentive Plan (the “2026 Plan”), subject to shareholder approval at the upcoming annual meeting in May 2026. The 2026 Plan would succeed the Company’s 2017 Stock Incentive Plan and authorize 250,000 shares for various equity- and cash-based awards.

The Company granted 30,000 stock options under the 2017 Plan which vest over 5 years. Weighted average stock option fair value assumptions and the weighted average grant date fair value of stock options granted were as follows:

2026
Stock option fair value assumptions:
Risk-free interest rate	3.99%
Expected life (years)	6.2
Dividend yield	-%
Expected volatility	58%
Weighted average grant date fair value of stock options granted	$7.14

Total compensation expense related to stock options was $77 and $54 for the three months ended March 31, 2026, and 2025 respectively. As of March 31, 2026, there was $1,035 of unrecognized compensation related to stock options which will be recognized over a weighted average period of 2.4 years.

Following is a summary of stock option activity as of and for the three months ended March 31, 2026 and 2025:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	453,400	$6.79	5.70	$1,654
Granted	-	-
Exercised	(200)	9.37
Forfeited	(4,400)	8.98
Outstanding – March 31, 2025	448,800	$6.77	5.45	$1,508

Outstanding – December 31, 2025	490,182	$6.91	5.14	$828
Granted	30,000	12.19
Exercised	-	-
Forfeited	(4,200)	9.94
Outstanding – March 31, 2026	515,982	$6.65	4.77	$2,584
Exercisable on March 31, 2026	331,100	$5.63	9.4	$2,180

Restricted Stock Units

Total compensation expense related to restricted stock units (“RSUs”) was $49 and $64 for the three months ended March 31, 2026 and 2025, respectively. No RSUs were granted during the three-month periods ended March 31, 2026 and 2025. As of March 31, 2026, total unrecognized compensation expense related to the 43,664 outstanding RSUs was $207, which will vest over a weighted average period of 1.0 years. On March 18, 2026 these RSU’s were modified to allow full vesting upon a change of control, as defined in the amendment. Management concluded that no incremental compensation cost was required, as the added change-in-control provision did not impact the fair value of the awards at the modification date.

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

	Three Months Ended March 31,
	2026	2025
Basic weighted average shares outstanding	2,786,134	2,760,929
Dilutive effect of outstanding stock options and non-vested restricted stock units[1]	-	-
Diluted weighted average shares outstanding	2,786,134	2,760,929

[1]	The following items were excluded from the computation of diluted weighted-average shares outstanding as their inclusion would be anti-dilutive:

a.	For the three months ended March 31, 2026, restricted stock units and stock options totaling 602,446.
b.	For the three months ended March 31, 2025, restricted stock units and stock options totaling 472,941.

NOTE 8. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events.

Our effective tax rate for the three months ended March 31, 2026 was 84%, compared to 28% for the three months ended March 31, 2025. The primary drivers of the change in the effective tax rate are the differences in pretax book income (loss) by jurisdiction and taxes on foreign entities.

NOTE 9. SEGMENT INFORMATION

Our results of operations for the three months ended March 31, 2026 and 2025 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. The Company operates in the Medical Device, Medical Imaging, Aerospace and Defense, and Industrial markets with over 50% of its net sales coming from the medical-related markets. We strategically direct production between our various manufacturing facilities based on several considerations to best meet our customers’ needs. Our plants generate net sales over several of the markets the Company serves. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our chief operating decision maker (the “CODM”) is the Company’s President and Chief Executive Officer. The CODM regularly evaluates financial information prepared in accordance with U.S. GAAP on a consolidated basis to assess performance and allocate resources.

The Company’s net sales were located as follows:

	Three Months Ended March 31,
	2026	2025
United States	$17,464	$16,310
Mexico	7,342	6,580
China	5,510	4,005
Total net sales	$30,316	$26,895

The Company’s long-lived tangible assets, including the Company’s operating lease assets recognized on the condensed consolidated balance sheets were located as follows:

	March 31, 2026	December 31, 2025
United States	$8,727	$8,876
Mexico	1,858	2,015
China	1,212	1,328
Total long-lived tangible assets	$11,797	$12,219

NOTE 10. RESTRUCTURING CHARGES

During 2024, we recorded restructuring charges of $571 related to the closure and consolidation of our Blue Earth, Minnesota production facility, which was completed in the fourth quarter of 2024. As of December 31, 2024, $154 of facility consolidation expenses related to the Blue Earth closure were accrued and paid in the first quarter of 2025. During the three months ended March 31, 2025, the Company incurred $266 of restructuring charges, in connection with activities related to the Blue Earth facility and additional staff reductions in the first quarter of 2025.

The following table summarizes the related activity for the three months ended March 31, 2025:

	Facility Consolidation	Workforce Reductions	Total

December 31, 2024	$154	$-	$154
Charges	31	235	266
Cash payments	(185)	(235)	(420)
March 31, 2025	$-	$-	$-

We did not record any restructuring charges or restructuring charge activity in the three months ended March 31, 2026.

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

Results of Operations

Net Sales. Net sales for the three months ended March 31, 2026 and 2025 were $30,316 and $26,895, respectively, a comparative period increase of $3,421 or 12.7%. Net sales in the three months ended March 31, 2026 were positively impacted in Aerospace and Defense from the receipt of customer approvals for products transferred from our Blue Earth facility to our Bemidji facility during 2025 as well as manufacturing and plant utilization efficiencies gained related to our 2025 facility optimization. The following is a summary of net sales by our major industry markets:

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
Medical Device	$8,911	$8,070	$841	10.4%
Medical Imaging	9,876	8,588	1,288	15.0%
Industrial	6,882	6,945	(63)	(0.9)%
Aerospace and Defense	4,647	3,292	1,355	41.2%
Total net sales	$30,316	$26,895	$3,421	12.7%

●	Medical Device: Net sales to our medical customers increased $841, or 10.4%, in the three months ended March 31, 2026 as compared with the same period in 2025. The increase was primarily due to the ramp up of production post our 2025 facility optimization.

●	Medical Imaging: Net sales to our Medical Imaging customers increased $1,288, or 15.0%, in the three months ended March 31, 2026 as compared with the same period in 2025. The increase was primarily due to higher sales volume to existing customers.

●	Industrial: Net sales to our industrial customers remained relatively flat with a decrease of $63, or 0.9%, in the three months ended March 31, 2026 as compared with the same period in 2025.

●	Aerospace and Defense: Net sales to our aerospace and defense customers increased $1,355, or 41.2%, in the three months ended March 31, 2026 as compared with the same period in 2025. The increase primarily relates to the positive impact from receipt of customer approvals for products transferred from our Blue Earth facility to our Bemidji facility.

Backlog. Our 90-day shipment backlog as of March 31, 2026 was $31,475, an increase of 15.3% from $27,288 at the beginning of the quarter, and a 17.7% increase from March 31, 2025. Our 90-day backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be shipped within 180 days.

Our total order backlog as of March 31, 2026, was $90,802, representing a 17.4% increase from $77,343 at the beginning of the quarter and a 32.9% increase compared to the same period in the prior year; this year over year growth was primarily driven by an increase in Aerospace and Defense orders.

90-day shipment and total backlog by our major industry markets are as follows:

	March 31, 2026		December 31, 2025		March 31, 2025
	90 Day	Total	90 Day	Total	90 Day	Total
Medical Device	$10,512	$27,332	$8,733	$27,094	$5,735	$19,925
Medical Imaging	6,509	9,476	5,725	9,032	7,526	10,020
Industrial	4,842	13,113	4,697	11,404	5,999	10,005
Aerospace and Defense	9,612	40,881	8,133	29,813	7,482	28,382
Total backlog	$31,475	$90,802	$27,288	$77,343	$26,742	$68,332

The 90-day and total backlog as of March 31, 2026 includes orders already recognized in net sales and included in the contract asset value of $16,010.

Operating Costs and Expenses.

Net sales, cost of goods sold, gross profit, and operating costs were as follows:

	Three Months Ended March 31,
	2026	2025	Increase/(Decrease)
Net sales	$30,316	$26,895	$3,421		12.7%
Cost of goods sold	25,614	23,817	1,797		7.5%
Gross profit	4,702	3,078	1,624		52.8%
Gross margin percentage (1)	15.5%	11.4%	410	bpc(2)
Selling	1,331	1,184	147		12.4%
% of Net sales	4.4%	4.4%
General and administrative	3,014	2,915	99		3.4%
% of Net sales	9.9%	10.8%
Research and development	310	326	(16)		(4.9)%
% of Net sales	1.0%	1.2%
Restructuring charges	-	266	(266)		(100)%
% of Net sales	-%	0.9%
Operating income (loss)	47	(1,613)	1,660		102.9%
% of Net sales	0.2%	(6.0)%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.

Gross profit and gross margin percentage. Gross margin percentage was 15.5% and 11.4% for the three months ended March 31, 2026, and 2025, respectively. The increase in gross margin percentage was the result of improved plant utilization primarily from our restructuring activities and higher sales on a fixed cost base.

Selling expenses. Selling expenses, as measured as a percentage of net sales, were 4.4% for both the three months ended March 31, 2026, and 2025.

General and administrative expenses. General and administrative expenses, as measured as a percentage of net sales, were 9.9% and 10.8% for the three months ended March 31, 2026 and 2025, respectively. This decrease as a percentage of net sales was primarily the result of higher sales on a fixed cost base.

Restructuring charges. Restructuring charges were $0 and $266 in the three months ended March 31, 2026 and 2025, respectively. During the first quarter of 2025, we incurred $235 of severance charges for a February 2025 reduction in force to align staffing to our forecasted net sales and $31 of expenses related to our closed Blue Earth facility.

Operating income (loss). Operating income was $47 for the three months ended March 31, 2026 or 0.2% of net sales and operating loss was $(1,613) or (6.0)% of net sales for the three months ended March 31, 2025. The improvement was primarily driven by higher gross margin percentage, which increased operating income by $1,234, and higher net sales, which contributed an additional $390.

Interest expense, net. Interest expense, net was $256 and $214 for the three months ended March 31, 2026 and 2025, respectively. This increase was driven by the write-off of unamortized debt issuance costs of $88 associated with our prior financing arrangement that was refinanced in the period. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements.

Income taxes. Our effective tax rate for the three months ended March 31, 2026 and 2025 was 84% and 28%, respectively. The primary drivers of the change in the effective tax rate were differences in pretax book income (loss) by jurisdiction and taxes on foreign entities.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Three Months Ended March 31,
	2026	2025
Cash provided by (used in):
Operating activities	$(1,561)	$(2,930)
Investing activities	(228)	(268)
Financing activities	2,336	3,446
Effect of exchange rates on changes in cash and restricted cash	6	(2)
Net change in cash and restricted cash	$553	$246

Operating Activities. Cash used in operating activities was $1,561 in the first three months of 2026, compared with $2,930 in the same prior-year period. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

●	Cash used by accounts receivable and contract assets was $1,648 in the three months ended March 31, 2026 as compared with cash used of $426 in the same prior-year period. This use of cash is largely due to timing of customer shipments and cash collections in both periods and by an increase in contract assets in the current year period to support future customer shipments.
●	Cash used by inventory was $2,610 in the three months ended March 31, 2026 as compared with cash provided of $487 in the prior-year period. The increase in the current-year period cash usage was the result of normal timing variances of inventory purchases and timing of product shipments.
●	Cash provided by changes in accounts payable was $1,917 in the current-year period as compared with cash used of $1,441 in the same prior-year period, primarily related to the timing of cash payments.

Investing Activities. Cash used in investing activities was $228 in the first three months of 2026, compared with $268 in the same prior-year period, both due from the purchases of property and equipment.

Financing Activities. Cash provided by financing activities was $2,336 in the first three months of 2026 and $3,446 in the same prior-year period. The cash provided by financing activities in both periods resulted from the line of credit advances for working capital and operations as well as the term loan borrowing in the first three months of 2026.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations, and cash on hand will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the next year from the date of this filing with the Securities and Exchange Commission.

On March 20, 2026, the Company entered into a new Credit and Security Agreement with Associated Bank, National Association, which provides for a revolving credit facility of up to $15,000, subject to a borrowing base based on eligible accounts receivable and inventory in the United States of America (“U.S.”), and a $2,200 term loan (the “Associated Facility”). The Associated Facility includes a sublimit of $1,500 for letters of credit and is secured by substantially all of our assets in the U.S. The Associated Facility matures in March 2029. The Company is required to pay a 25-basis point fee per annum, paid monthly, on the unused portion of the revolving credit facility. The term loan requires monthly principal payments of $37 plus interest. Borrowings under the Associated Facility bear interest, at the Company’s option, at a defined base rate derived from the Bank’s prime rate, or at one-month or three-month Term Secured Overnight Financing Rate, referred to as SOFR, plus 2.00% in the case of revolving credit borrowings, and plus 2.25% in the case of the term loan. At March 31, 2026, the revolving credit facility and term loan accrued interest at 8.52% and 8.00%, respectively. At March 31, 2026, there was $7,196 outstanding under the revolving credit facility and $3,500 of unused availability. Borrowings under the Associated Facility may be prepaid at any time without penalty. The Associated Facility does not contain prepayment premiums, make-whole provisions, or other features that would require separate accounting as embedded derivatives.

The Associated Facility contains customary affirmative and negative covenants that restrict or limit our ability to incur additional indebtedness, create liens, make investments, sell assets, pay dividends or engage in certain transactions without lender consent. This agreement also requires us to comply with financial covenants, including maintaining a Fixed Charge Coverage Ratio of 1.10 to 1.00, which measures the ratio of EBITDA, as defined to exclude certain other non-cash items, and less unfunded capital expenditures, to fixed charges such as interest as well as debt and capital lease principal payments. The Company was in compliance with all covenants under the Associated Facility as of March 31, 2026.

The Associated Facility agreement includes broad and customary events of default such as non-payment of obligations, breaches of representations or covenants, unauthorized liens, insolvency events, material adverse changes, cross-defaults to other significant indebtedness, and change-of-control triggers. Additional events include unsatisfied judgments, loss of lender lien priority, defaults under material business agreements, impairment of key intellectual property, destruction of collateral, and certain ERISA, hedging, or legal compliance violations. Upon an event of default, including the lender’s determination that a material adverse event has occurred, as defined by the Associated Facility agreement, the lender may accelerate all obligations, terminate the commitments, and exercise its full rights and remedies against the collateral.

Our ability to comply with these covenants depends in part on our ability to generate sufficient EBITDA and operating cash flow. If our EBITDA or cash flows declines due to any factor, we may not remain in compliance with our financial covenants under the Associated Facility.

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

Please refer to forward-looking statements and risks as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

ITEM 1A. RISK FACTORS

We are affected by the risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended under the heading “Part I – Item 1A. Risk Factors.” There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1	Second Amendment to Lease dated 15th day of May 2024 by and between Sri Management and Consulting LLC, a Minnesota limited liability company, as management agent for the property owners and Nortech Systems, Inc., a Minnesota corporation.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: May 13, 2026	by	/s/ Jay D. Miller
Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: May 13, 2026	by	/s/ Andrew D. C. LaFrence
Andrew D. C. LaFrence
Chief Financial Officer and Senior Vice President of Finance
Nortech Systems Incorporated

