Form 10-Q
period 2026-06-30
NORTECH SYSTEMS INC
filed 2026-08-12
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of $0.01 par value common stock outstanding as of August 5, 2026 was 2,853,766.

PART I

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025

Net sales	$33,540	$30,675	$63,856	$57,570
Cost of goods sold	27,837	25,838	53,451	49,655
Gross profit	5,703	4,837	10,405	7,915
Operating expenses:
Selling	1,484	1,204	2,815	2,388
General and administrative	3,250	2,589	6,264	5,504
Research and development	346	302	656	628
Restructuring charges	-	-	-	266
Total operating expenses	5,080	4,095	9,735	8,786
Income (loss) from operations	623	742	670	(871)
Other expense:
Interest expense, net	(197)	(257)	(453)	(471)
Income (loss) before income taxes	426	485	217	(1,342)
Income tax expense (benefit)	110	172	(65)	(339)
Net income (loss)	$316	$313	$282	$(1,003)

Net income (loss) per common share:
Basic (in dollars per share)	$0.11	$0.12	$0.10	$(0.36)
Weighted average number of common shares outstanding - basic (in shares)	2,805,183	2,773,598	2,795,659	2,767,263
Diluted (in dollars per share)	$0.11	$0.12	$0.09	$(0.36)
Weighted average number of common shares outstanding - diluted (in shares)	2,999,002	2,954,765	3,007,439	2,767,263

Other comprehensive income (loss)
Foreign currency translation	$21	$124	$90	$130
Comprehensive income (loss), net of tax	$337	$437	$372	$(873)

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30, 2026	DECEMBER 31, 2025
ASSETS
Current assets:
Cash	$1,380	$1,655
Restricted cash	294	-
Accounts receivable, less allowance for credit losses of $154 and $161, respectively	19,850	16,998
Inventories, net	24,512	20,695
Contract assets	16,979	15,184
Prepaid assets and other assets	1,279	1,618
Total current assets	64,294	56,150
Property and equipment, net	4,977	5,203
Operating lease assets, net	6,420	7,016
Deferred tax assets	3,963	3,394
Other intangible assets, net	147	156
Deferred line of credit issuance costs, net	244	-
Total assets	$80,045	$71,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$7,868	$7,000
Current portion of term loan, net of debt issuance costs	432	-
Accounts payable	14,949	12,809
Accrued payroll and commissions	2,808	1,822
Customer deposits	6,848	5,386
Current portion of operating leases	1,246	1,332
Current portion of finance lease obligations	243	274
Other accrued liabilities	1,644	1,221
Total current liabilities	36,038	29,844
Long-term liabilities:
Term loan, net of debt issuance costs	1,636	-
Long-term operating lease obligations	5,929	6,476
Long-term finance lease obligations	534	626
Other long-term liabilities	434	426
Total long-term liabilities	8,533	7,528
Total liabilities	44,571	37,372
Shareholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	250	250
Common stock - $0.01 par value; 9,000,000 shares authorized; 2,853,766 and 2,786,134 shares issued and outstanding, respectively	29	28
Additional paid-in capital	18,409	17,855
Accumulated other comprehensive loss	(619)	(709)
Retained earnings	17,405	17,123
Total shareholders’ equity	35,474	34,547
Total liabilities and shareholders’ equity	$80,045	$71,919

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$282	$(1,003)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	618	678
Compensation on stock-based awards	320	235
Change in allowance for credit losses	(7)	10
Change in inventory reserves	(311)	351
Deferred taxes	(569)	(700)
Changes in current operating items:
Accounts receivable	(2,705)	(2,842)
Inventories	(3,530)	2,714
Contract assets	(1,795)	(1,192)
Prepaid expenses and other assets	338	(1,647)
Accounts payable	2,077	295
Accrued payroll and commissions	978	(94)
Customer deposits	1,463	36
Other accrued liabilities	392	386
Net cash used in operating activities	(2,449)	(2,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	9
Purchases of property and equipment	(323)	(367)
Net cash used in investing activities	(323)	(358)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	35,061	51,405
Payments to line of credit	(34,198)	(48,485)
Proceeds from term loan	2,200	-
Payments of debt issuance costs	(290)	-
Principal payments on term loan	(110)	-
Principal payments on financing leases	(124)	(85)
Stock award exercises	235	23
Net cash provided by financing activities	2,774	2,858

Effect of exchange rate changes on cash and restricted cash	17	9

Net change in cash and restricted cash	19	(264)
Cash and restricted cash - beginning of period	1,655	916
Cash and restricted cash - end of period	$1,674	$652

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets:
Cash	$1,380	$652
Restricted cash	294	-
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$1,674	$652

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2026	2025

Supplemental disclosure of cash flow information:
Cash paid for interest	$279	$470
Cash (received) paid for income taxes	$(135)	$389

Supplemental noncash investing and financing activities:
Property and equipment purchases in accounts payable	$17	$27
Conversion of notes payable to finance leases	$-	$637

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of March 31, 2025	250	$250	2,761	$28	$17,466	$(971)	$16,059	$32,832
Net income	-	-	-	-	-	-	313	313
Foreign currency translation adjustment	-	-	-	-	-	124	-	124
Stock option exercises	-	-	19	-	2	-	-	2
Compensation on stock-based awards	-	-	-	-	117	-	-	117
Balance as of June 30, 2025	250	$250	2,780	$28	$17,585	$(847)	$16,372	$33,388

Balance as of March 31, 2026	250	$250	2,786	$28	$17,981	$(640)	$17,089	$34,708
Net income	-	-	-	-	-	-	316	316
Foreign currency translation adjustment	-	-	-	-	-	21	-	21
Stock award exercises	-	-	68	1	234	-	-	235
Compensation on stock-based awards	-	-	-	-	194	-	-	194
Balance as of June 30, 2026	250	$250	2,854	$29	$18,409	$(619)	$17,405	$35,474

Balance as of December 31, 2024	250	$250	2,761	$28	$17,329	$(977)	$17,375	$34,005
Net loss	-	-	-	-	-	-	(1,003)	(1,003)
Foreign currency translation adjustment	-	-	-	-	-	130	-	130
Stock option exercises	-	-	19	-	21	-	-	21
Compensation on stock-based awards	-	-	-	-	235	-	-	235
Balance as of June 30, 2025	250	$250	2,780	$28	$17,585	$(847)	$16,372	$33,388

Balance as of December 31, 2025	250	$250	2,786	$28	$17,855	$(709)	$17,123	$34,547
Net income	-	-	-	-	-	-	282	282
Foreign currency translation adjustment	-	-	-	-	-	90	-	90
Stock award exercises	-	-	68	1	234	-	-	235
Compensation on stock-based awards	-	-	-	-	320	-	-	320
Balance as of June 30, 2026	250	$250	2,854	$29	$18,409	$(619)	$17,405	$35,474

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

Tariff Legislation

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

The tariffs apply broadly to manufactured goods and component parts purchased by the Company. Management is evaluating the impact of these tariff actions on future product costs and sourcing strategies. The Company is also pursuing reimbursement and recovery of previously paid IEEPA-related tariffs from the federal government and certain vendors. As of June 30, 2026, no amounts have been recognized related to potential recoveries. The Company is evaluating and pursuing potential refund claims; however, the timing and amount of any recoveries remain uncertain.

In July 2026, following the expiration of the Section 122 tariffs, the U.S. Trade Representative implemented new tariffs under Section 301 of the Trade Act of 1974 on imports from certain countries, with rates generally ranging from 10% to 12.5%. Management is continuing to evaluate the potential impact of these tariffs on the Company’s future product costs, supply chain, and sourcing strategies.

Recently Issued New Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU No. 2024-03”), which requires disaggregated expense information in the notes to the financial statements related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses for each statement of earnings line item that contains those expenses. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively; this ASU allows for early adoption. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures.

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

Restricted Cash

Restricted cash on our consolidated balance sheets relates to contractual cash dominion provisions under the Company’s financing arrangements, which at June 30, 2026 were governed by the new Associated Bank facility. As of June 30, 2026 and December 31, 2025, we had restricted cash of $294 and $0, respectively.

The restricted cash balance at June 30, 2026 primarily represents customer deposits that are temporarily restricted due to timing at period end and are subject to the cash dominion provisions of the financing arrangement. These customer deposits are applied against the Company’s line of credit on the next business day.

Inventories

Inventories are as follows:

	June 30,	December 31,
	2026	2025
Raw materials	$23,863	$20,575
Work in process	1,250	1,003
Finished goods	941	970
Reserves	(1,542)	(1,853)
Inventories, net	$24,512	$20,695

Other Intangible Assets

Other intangible assets as of June 30, 2026 and December 31, 2025 are as follows:

Patents
Balances as of December 31, 2025	$156
Amortization	(9)
Balances as of June 30, 2026	$147

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted average remaining amortization period of our intangible assets is 3.6 years. Of the patents’ value as of June 30, 2026, $62 are being amortized and $85 are in process and a patent has not yet been issued.

Amortization expense of finite life intangible assets for both the three months ended June 30, 2026 and 2025 was $4. Amortization expense of finite life intangible assets for both the six months ended June 30, 2026 and 2025 was $9.

As of June 30, 2026, estimated future annual amortization expense related to these assets is as follows:

Year	Amount
Remainder of 2026	$9
2027	18
2028	18
2029	12
2030	4
Thereafter	1
Total	$62

Property and Equipment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. At June 30, 2026, the Company determined that no triggering events existed that would require an impairment assessment.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, accounts receivable, and contract assets. We maintain our excess cash balances in checking accounts primarily at two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. The Company’s $1,380 cash balance as of June 30, 2026, included approximately $1,047 and $146 that was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and generally do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances or contract asset balances individually represented 10% or more of gross accounts receivable.

Customers who represent 10% or more of net sales for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	30%	31%	31%	31%
Customer B	11%	10%	12%	10%
Total	41%	41%	43%	41%

Customers who represent 10% or more of accounts receivable and contract assets for the periods ended June 30, 2026 and December 31, 2025 are as follows:

	Accounts Receivable
	June 30, 2026	December 31, 2025
Customer A	26%	20%

	Contract Assets
	June 30, 2026	December 31, 2025
Customer A	37%	36%
Customer C	11%	13%
Total	48%	49%

Export sales from the U.S. represented approximately 3% of net sales for both the three and six months ended June 30, 2026. Export sales from the U.S. represented approximately 2% of net sales for both the three and six months ended June 30, 2025.

NOTE 3. NET SALES

Revenue Recognition

Revenue under contract manufacturing agreements that was recognized over time, excluding noncash consideration, accounted for 68% and 71% of net sales for the three and six months ended June 30, 2026, respectively, and 75% of net sales for both the three and six months ended June 30, 2025. The following tables summarize our net sales by market for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30, 2026
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device	$7,252	$1,882	$1,135	$10,269
Medical Imaging	8,478	2,358	5	10,841
Industrial	3,846	4,198	76	8,120
Aerospace and Defense	3,390	916	4	4,310
Total net sales	$22,966	$9,354	$1,220	$33,540

	Three Months Ended June 30, 2025
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device	$5,049	$2,004	$497	$7,550
Medical Imaging	7,490	2,169	5	9,664
Industrial	6,590	1,799	127	8,516
Aerospace and Defense	3,975	886	84	4,945
Total net sales	$23,104	$6,858	$713	$30,675

	Six Months Ended June 30, 2026
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device	$13,931	$3,372	$1,877	$19,180
Medical Imaging	16,484	4,225	8	20,717
Industrial	7,535	7,216	251	15,002
Aerospace and Defense	7,644	1,272	41	8,957
Total net sales	$45,594	$16,085	$2,177	$63,856

	Six Months Ended June 30, 2025
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device	$10,821	$3,734	$1,065	$15,620
Medical Imaging	14,198	4,042	12	18,252
Industrial	11,296	3,931	234	15,461
Aerospace and Defense	6,757	1,364	116	8,237
Total net sales	$43,072	$13,071	$1,427	$57,570

[1]	Noncash consideration represents material provided by the customer used in the manufacturing of the product.

Contract Assets

Contract assets, recorded in the condensed consolidated balance sheets, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the six months ended June 30, 2026 were as follows:

Balance as of December 31, 2025	$15,184
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	45,594
Allowance for current expected credit losses	-
Amounts invoiced during the period	(43,799)
Balance outstanding as of June 30, 2026	$16,979

We expect substantially all amounts recorded as contract assets as of June 30, 2026 to be billed and reclassified to accounts receivable within 90 days, with any remaining amounts expected to be billed and reclassified within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

Contract Liabilities

Contract liabilities, recorded as customer deposits, were $6,848 and $5,386 at June 30, 2026 and December 31, 2025, respectively. Contract liabilities primarily relate to customer prepayments, generally to purchase customer-specific inventory, and billings in advance of the Company satisfying its performance obligations. Revenue recognized during the three and six months ended June 30, 2026 that was included in the contract liability balance at January 1, 2026 was $905 and $1,470, respectively. Changes between periods represent the timing of customer deposits and the satisfaction of performance obligations.

NOTE 4. FINANCING ARRANGEMENTS

Associated Bank Financing Arrangement

On March 20, 2026, the Company entered into a new Credit and Security Agreement with Associated Bank, National Association, which provides for a revolving credit facility of up to $15,000, subject to a borrowing base based on eligible accounts receivable and inventory, and a $2,200 term loan (the “Associated Facility”). The Associated Facility includes a sublimit of $1,500 for letters of credit and is secured by substantially all of our assets in the United States of America. The Associated Facility matures in March 2029. The Company is required to pay a 25-basis point fee per annum, paid monthly, on the unused portion of the revolving credit facility. The term loan requires monthly principal payments of $37 plus interest. Borrowings under the Associated Facility bear interest, at the Company’s option, at a defined base rate derived from the Bank’s prime rate, or at one-month or three-month Term Secured Overnight Financing Rate, referred to as SOFR, plus 2.00% in the case of revolving credit borrowings, and plus 2.25% in the case of the term loan. The revolving credit facility and term loan bear interest at a weighted-average interest rate of 7.9% and 7.7%, respectively, for the three months ended June 30, 2026. At June 30, 2026, there was $7,573 outstanding under the revolving credit facility and $3,552 of unused availability. Borrowings under the Associated Facility may be prepaid at any time without penalty. The Associated Facility does not contain prepayment premiums, make-whole provisions, or other features that would require separate accounting as embedded derivatives.

The Associated Facility contains customary affirmative and negative covenants that restrict or limit our ability to incur additional indebtedness, create liens, make investments, sell assets, pay dividends or engage in certain transactions without lender consent. This agreement also requires us to comply with financial covenants, including maintaining a Fixed Charge Coverage Ratio of 1.10 to 1.00, which measures the ratio of EBITDA, as defined to exclude certain other non-cash items, and less unfunded capital expenditures, to fixed charges such as interest as well as debt and capital lease principal payments. The Company was in compliance with all covenants under the Associated Facility as of June 30, 2026.

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

The Company incurred $290 of debt issuance costs related to the Associated Facility, of which $244 was classified as a long-term asset as of June 30, 2026 as it is related to the revolving facility.

The table below reflects scheduled principal repayments of the term loan. Amounts outstanding under the revolving credit facility, if any, are due at maturity in March 2029.

Year	Amount
Remainder of 2026	$220
2027	440
2028	440
2029	990
Thereafter	-
Total	$2,090

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

Equipment Financing Arrangement

The Company entered into an equipment financing arrangement during the second quarter of 2026. As of June 30, 2026, the equipment had not been delivered and the financing had not been funded. Accordingly, no related asset or financing obligation was recorded. The Company had made a required deposit, an initial payment, and paid closing costs under the arrangement totaling less than $3 as of June 30, 2026.

Interim Funding Agreement

The Company had an interim funding agreement with a bank related to deposits made on equipment purchases funded through a finance lease when the equipment was received and operational. The equipment was received, and the lease agreements were finalized during the second quarter of 2025. As of June 30, 2026, we have no amounts outstanding on the interim funding agreement for equipment.

China Financing Agreement

Our China operation has a financing agreement with China Construction Bank which provides for a line of credit arrangement of 10 million Renminbi (RMB) (approximately $1,400) that expires in August 2026. The Company had $295 outstanding as of June 30, 2026 that is classified as current debt. No amounts were outstanding under this financing arrangement as of December 31, 2025. The agreement does not include material cross-default provisions with the Associated Facility. The variable interest rate as of June 30, 2026 was approximately 3%.

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

The components of lease expense were as follows:

	Three Months Ended June 30,
Lease Cost	2026	2025
Operating lease cost	$592	$564
Finance lease interest cost	12	9
Finance lease amortization expense	62	33
Total lease cost	$666	$606

	Six Months Ended June 30,
Lease Cost	2026	2025
Operating lease cost	$1,180	$1,129
Finance lease interest cost	26	15
Finance lease amortization expense	124	85
Total lease cost	$1,330	$1,229

Supplemental condensed consolidated balance sheet information related to leases was as follows:

	Balance Sheet Location	June 30, 2026	December 31, 2025
Assets
Finance lease assets	Property and equipment, net	$622	$714
Operating lease assets	Operating lease assets, net	6,420	7,016
Total leased assets		$7,042	$7,730

Liabilities
Current
Current operating lease liabilities	Current portion of operating leases	$1,246	$1,332
Current finance lease liabilities	Current portion of finance lease obligations	243	274
Noncurrent
Long-term operating lease liabilities	Long-term operating lease obligations	5,929	6,476
Long-term finance lease liabilities	Long-term finance lease obligations	534	626
Total lease liabilities		$7,952	$8,708

Supplemental condensed consolidated statements of cash flows information for the six months ended June 30, 2026 and 2025 related to leases was as follows:

	June 30,	June 30,
	2026	2025
Operating Leases
Cash paid for amounts included in the measurement of lease liabilities	$946	$880
Conversion of notes payable to finance leases	$-	$637

Future annual payments of lease liabilities as of June 30, 2026 were as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2026	$936	$176	$1,112
2027	1,581	211	1,792
2028	1,569	211	1,780
2029	986	196	1,182
2030	900	76	976
Thereafter	3,769	-	3,769
Total lease payments	$9,741	$870	$10,611
Less: imputed interest	(2,566)	(93)	(2,659)
Present value of lease liabilities	$7,175	$777	$7,952

The lease term and discount rate as of June 30, 2026 and 2025 were as follows:

	June 30, 2026	June 30, 2025
Weighted-average remaining lease term (years)
Operating leases	6.8	7.4
Finance leases	3.5	2.0
Weighted-average discount rate
Operating leases	8.2%	7.8%
Finance leases	6.7%	6.6%

NOTE 6. STOCK BASED AWARDS

Stock-based compensation expense of $194 and $117 for the three months ended June 30, 2026 and 2025, respectively, and $320 and $235 for the six months ended June 30, 2026 and 2025, respectively, was reported in the condensed consolidated statements of operations within general and administrative expenses.

Stock Options

Under the 2017 Stock Incentive Plan (“2017 Plan”), as amended, there are an aggregate of 775,000 shares authorized for issuance. On March 18, 2026, the Company’s Board of Directors approved the 2026 Equity Incentive Plan (the “2026 Plan”). The shareholders approved the 2026 Plan on May 13, 2026. The 2026 Plan succeeded the Company’s 2017 Plan and authorized 250,000 shares for various equity- and cash-based awards. The remaining available shares under the 2017 Plan are now available for issuance under the 2026 Plan. As of June 30, 2026, there were 253,890 remaining authorized shares available for grant under the 2026 Plan.

During the six months ended June 30, 2026, the Company granted 30,000 stock options under the 2017 Plan which vest over 5 years and granted 60,800 stock options under the 2026 Plan which vest over 1-5 years. Weighted average stock option fair value assumptions and the weighted average grant date fair value of stock options granted were as follows:

2026
Stock option fair value assumptions:
Risk-free interest rate	4.03%
Expected life (years)	6.1
Dividend yield	-%
Expected volatility	58%
Weighted average grant date fair value of stock options granted	$7.29

Total compensation expense related to stock options was $151 and $69 for the three months ended June 30, 2026, and 2025, respectively. Total compensation expense related to stock options was $228 and $123 for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, there was $990 of unrecognized compensation related to stock options which will be recognized over a weighted average period of 2.0 years.

Following is a summary of stock option activity as of and for the six months ended June 30, 2026 and 2025:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	453,400	$6.79	5.70	$1,654
Granted	43,382	8.73
Exercised	(1,200)	3.98
Forfeited	(9,800)	9.66
Outstanding – June 30, 2025	485,782	$6.92	5.60	$1,213

Outstanding – December 31, 2025	490,182	$6.91	5.14	$828
Granted	90,800	12.46
Exercised	(45,800)	5.13
Forfeited	(16,916)	7.05
Outstanding – June 30, 2026	518,266	$7.99	5.63	$4,063
Exercisable on June 30, 2026	310,591	$6.04	3.86	$3,036

Restricted Stock Units

Total compensation expense related to restricted stock units (“RSUs”) was $43 and $48 for the three months ended June 30, 2026 and 2025, respectively. Total compensation expense related to restricted stock units (“RSUs”) was $92 and $112 for the six months ended June 30, 2026 and 2025, respectively. During the three- and six- month periods ended June 30, 2025, we granted 43,664 RSUs at an average grant price per share of $8.73 to non-employee directors which vest over two years. As of June 30, 2026, total unrecognized compensation expense related to the outstanding RSUs was $134, which will vest over a weighted average period of 1.0 years. On March 18, 2026 these RSU’s were modified to allow full vesting upon a change of control, as defined in the amendment. Management concluded that no incremental compensation cost was required, as the added change-in-control provision did not impact the fair value of the awards at the modification date.

Following is a summary of RSU activity as of and for the six months ended June 30, 2026 and 2025:

	Shares	Weighted- Average Remaining Vesting Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	24,141	0.3	$248
Granted	43,664
Vested	(24,141)
Forfeited	-
Outstanding – June 30, 2025	43,664	1.9	$63

Outstanding – December 31, 2025	43,664	1.3	$324
Granted	-
Vested	(21,832)
Forfeited	(3,438)
Outstanding – June 30, 2026	18,394	1.0	$131

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted average shares outstanding	2,805,183	2,773,598	2,795,659	2,767,263
Dilutive effect of outstanding stock options and non-vested restricted stock units[1]	193,819	181,167	211,780	-
Diluted weighted average shares outstanding	2,999,002	2,954,765	3,007,439	2,767,263

[1]	The following items were excluded from the computation of diluted weighted-average shares outstanding as their inclusion would be anti-dilutive:

a.	For the three and six months ended June 30, 2026, stock options totaling 26,331 and 96,875, respectively.
b.	For the three months ended June 30, 2025, stock options totaling 89,927. For the six months ended June 30, 2025, restricted stock units and stock options totaling 504,194.

NOTE 8. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.

Our effective tax rate for the three and six months ended June 30, 2026 was 26% and (30%), respectively. Our effective tax rate for the three and six months ended June 30, 2025 was 35% and 25%, respectively. The primary drivers of the change in the effective tax rate are the differences in pretax book income (loss) by jurisdiction and taxes on foreign entities. The Company’s effective tax rate differs from the statutory federal rate primarily due to earnings in jurisdictions with tax rates that are different from the U.S. federal statutory rate and research and development credits. Fluctuations in the geographic mix of income may cause variability in the Company’s quarterly effective tax rate.

NOTE 9. SEGMENT INFORMATION

Our results of operations for the three and six months ended June 30, 2026 and 2025 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. The Company operates in the Medical Device, Medical Imaging, Aerospace and Defense, and Industrial markets with over 50% of its net sales coming from the medical-related markets. We strategically direct production between our various manufacturing facilities based on several considerations to best meet our customers’ needs. Our plants generate net sales over several of the markets the Company serves. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our chief operating decision maker (the “CODM”) is the Company’s President and Chief Executive Officer. The CODM regularly evaluates financial information prepared in accordance with U.S. GAAP on a consolidated basis. Net income is the measure of segment profitability used by the CODM to assess performance and allocate resources. Significant segment expenses reviewed by the CODM include those that are presented in the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

The Company’s net sales were located as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$17,635	$18,005	$35,099	$34,315
Mexico	8,100	7,895	15,442	14,475
China	7,805	4,775	13,315	8,780
Total net sales	$33,540	$30,675	$63,856	$57,570

The Company’s long-lived tangible assets, including the Company’s operating lease assets recognized on the condensed consolidated balance sheets were located as follows:

	June 30, 2026	December 31, 2025
United States	$8,581	$8,876
Mexico	1,718	2,015
China	1,098	1,328
Total long-lived tangible assets	$11,397	$12,219

NOTE 10. RESTRUCTURING CHARGES

During 2024, we recorded restructuring charges of $571 related to the closure and consolidation of our Blue Earth, Minnesota production facility, which was completed in the fourth quarter of 2024. As of December 31, 2024, $154 of facility consolidation expenses related to the Blue Earth closure were accrued and paid in the first quarter of 2025. During the six months ended June 30, 2025, the Company incurred $266 of restructuring charges, in connection with activities related to the Blue Earth facility and additional staff reductions in the first quarter of 2025. We did not record any restructuring charges in the three months ended June 30, 2025.

The following table summarizes the related activity for the six months ended June 30, 2025:

	Facility Consolidation	Workforce Reductions	Total

December 31, 2024	$154	$-	$154
Charges	31	235	266
Cash payments	(185)	(235)	(420)
June 30, 2025	$-	$-	$-

We did not record any restructuring charges or restructuring charge activity in the three or six months ended June 30, 2026.

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

Results of Operations

The Company’s results of operations in 2026 have benefited from higher gross margin from increased net sales as the result of improved backlog. This increase was offset in 2026 with increased incentive compensation expense. For the three and six months ended June 30, 2026, incentive compensation expense (reversal of expense) aggregated $402 and $647, respectively, as compared with ($131) and $0 in the three and six months ended June 30, 2025, respectively.

Net Sales. Net sales for the three months ended June 30, 2026 and 2025 were $33,540 and $30,675, respectively, a comparative period increase of $2,865 or 9.3%. Net sales for the six months ended June 30, 2026 and 2025 were $63,856 and $57,570, respectively, a comparative period increase of $6,286 or 10.9%. The following is a summary of net sales by our major industry markets:

	Three Months Ended June 30,
	2026	2025	Increase (Decrease)
Medical Device	$10,269	$7,550	$2,719	36.0%
Medical Imaging	10,841	9,664	1,177	12.2%
Industrial	8,120	8,516	(396)	(4.7)%
Aerospace and Defense	4,310	4,945	(635)	(12.8)%
Total net sales	$33,540	$30,675	$2,865	9.3%

	Six Months Ended June 30,
	2026	2025	Increase (Decrease)
Medical Device	$19,180	$15,620	$3,560	22.8%
Medical Imaging	20,717	18,252	2,465	13.5%
Industrial	15,002	15,461	(459)	(3.0)%
Aerospace and Defense	8,957	8,237	720	8.7%
Total net sales	$63,856	$57,570	$6,286	10.9%

●	Medical Device: Net sales to our Medical Device customers increased $2,719, or 36.0%, in the three months ended June 30, 2026 as compared with the same period in 2025 and increased $3,560, or 22.8%, in the six months ended June 30, 2026 as compared with the same period in 2025. The increase was primarily due to higher customer demand from existing customers and continued ramp up of new programs.

●	Medical Imaging: Net sales to our Medical Imaging customers increased $1,177, or 12.2%, in the three months ended June 30, 2026 as compared with the same period in 2025 and increased $2,465, or 13.5%, in the six months ended June 30, 2026 as compared with the same period in 2025. The increase was driven by higher customer demand, supported in part by increased revenues from a stocking program with a key customer that improved product availability and enabled shorter lead times.

●	Industrial: Net sales to our industrial customers decreased $396, or 4.7%, in the three months ended June 30, 2026 as compared with the same period in 2025 and decreased $459, or 3.0%, in the six months ended June 30, 2026 as compared with the same period in 2025. Industrial revenue reflects customer inventory adjustments and temporary production disruptions associated with the transfer of manufacturing activities to Monterrey, Mexico. The decline was largely offset by revenue growth in China.

●	Aerospace and Defense: Net sales to our aerospace and defense customers decreased $635, or 12.8%, in the three months ended June 30, 2026 as compared with the same period in 2025 and increased $720, or 8.7%, in the six months ended June 30, 2026 as compared with the same period in 2025. The decrease in the second quarter of 2026 was primarily due to reduced demand from one customer who is rebalancing post-COVID inventory balances, which partially offset the benefits from the completion of the transfer of production programs to our Bemidji location. For the six-month period ended June 30, 2026, revenue increased compared to the prior-year period primarily due to higher production volumes associated with completed transfers to our Bemidji location, offset by impact of the above noted customer rebalancing activities.

Backlog. Our 90-day shipment backlog as of June 30, 2026 was $33,445, an increase of 6.3% from $31,475 at the beginning of the quarter, and a 25.8% increase from June 30, 2025. Our 90-day backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be shipped within 180 days.

Our total order backlog as of June 30, 2026, was $93,849, representing a 3.4% increase from $90,802 at the beginning of the quarter and a 19.8% increase compared to the same period in the prior year; this year over year growth was primarily driven by an increase in Aerospace and Defense orders.

90-day shipment and total backlog by our major industry markets are as follows:

	June 30, 2026		March 31, 2026		June 30, 2025
	90 Day	Total	90 Day	Total	90 Day	Total
Medical Device	$11,103	$22,060	$10,512	$27,332	$7,897	$32,222
Medical Imaging	6,971	11,041	6,509	9,476	5,101	7,584
Industrial	5,975	20,227	4,842	13,113	6,010	9,349
Aerospace and Defense	9,396	40,521	9,612	40,881	7,584	29,196
Total backlog	$33,445	$93,849	$31,475	$90,802	$26,592	$78,351

The 90-day and total backlog as of June 30, 2026 includes orders already recognized in net sales and included in the contract asset value of $16,979.

Operating Costs and Expenses.

Net sales, cost of goods sold, gross profit, and operating costs were as follows:

	Three Months Ended June 30,
	2026	2025	Increase/(Decrease)
Net sales	$33,540	$30,675	$2,865		9.3%
Cost of goods sold	27,837	25,838	1,999		7.7%
Gross profit	5,703	4,837	866		17.9%
Gross margin percentage (1)	17.0%	15.8%	120	bpc(2)
Selling	1,484	1,204	280		23.3%
% of Net sales	4.4%	3.9%
General and administrative	3,250	2,589	661		25.5%
% of Net sales	9.7%	8.4%
Research and development	346	302	44		14.6%
% of Net sales	1.0%	1.0%
Operating income	623	742	(119)		(16.0)%
% of Net sales	1.9%	2.4%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.

	Six Months Ended June 30,
	2026	2025	Increase/(Decrease)
Net sales	$63,856	$57,570	$6,286		10.9%
Cost of goods sold	53,451	49,655	3,796		7.6%
Gross profit	10,405	7,915	2,490		31.5%
Gross margin percentage (1)	16.3%	13.7%	260	bpc(2)
Selling	2,815	2,388	427		17.9%
% of Net sales	4.4%	4.1%
General and administrative	6,264	5,504	760		13.8%
% of Net sales	9.8%	9.6%
Research and development	656	628	28		4.5%
% of Net sales	1.0%	1.1%
Restructuring charges	-	266	(266)		(100)%
% of Net sales	-%	0.5%
Operating income (loss)	670	(871)	1,541		176.9%
% of Net sales	1.0%	(1.5)%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.

Gross profit and gross margin percentage. Gross margin percentage was 17.0% and 15.8% for the three months ended June 30, 2026, and 2025, respectively. Gross margin percentage was 16.3% and 13.7% for the six months ended June 30, 2026, and 2025, respectively. The improvement was primarily attributable to higher revenue levels and improved manufacturing cost absorption resulting from increased production activity. The benefit of higher volumes was partially offset by unfavorable sales mix.

Selling expenses. Selling expenses, as measured as a percentage of net sales, were 4.4% and 3.9% for the three months ended June 30, 2026, and 2025, respectively. Selling expenses, as measured as a percentage of net sales, were 4.4% and 4.1% for the six months ended June 30, 2026, and 2025, respectively. The increase as a percentage of sales was primarily attributable to higher incentive compensation accruals in 2026.

General and administrative expenses. General and administrative expenses, as measured as a percentage of net sales, were 9.7% and 8.4% for the three months ended June 30, 2026 and 2025, respectively, and 9.8% and 9.6% for the six months ended June 30, 2026 and 2025, respectively. The increase as a percentage of net sales was primarily the result of higher incentive compensation accruals in 2026.

Research and development. Research and development expenses increased slightly at $346 and $302 in the three months ended June 30, 2026 and 2025, respectively, and $656 and $628 in the six months ended June 30, 2026 and 2025, respectively. The increases are the result of higher incentive compensation accruals in 2026.

Restructuring charges. Restructuring charges were $0 and $266 in the three and six months ended June 30, 2026 and 2025, respectively. During the first quarter of 2025, we incurred $235 of severance charges for a February 2025 reduction in force to align staffing to our forecasted net sales and $31 of expenses related to our closed Blue Earth facility.

Operating income (loss). Operating income was $623 for the three months ended June 30, 2026 or 1.9% of net sales and operating income was $742 or 2.4% of net sales for the three months ended June 30, 2025. The decrease was primarily attributable to higher selling and general and administrative expenses, which more than offset the increase in gross profit resulting from higher sales volume. Operating income was $670 or 1.0% of net sales for the six months ended June 30, 2026 and operating loss was $(871) or (1.5)% of net sales for the six months ended June 30, 2025. The increase was primarily attributable to higher gross profit associated with increased revenue and improved operating leverage, together with the absence of restructuring charges recorded in the first quarter of 2025.

Interest expense, net. Interest expense, net was $197 and $257 for the three months ended June 30, 2026 and 2025, respectively. Interest expense, net was $453 and $471 for the six months ended June 30, 2026 and 2025, respectively. This decrease in the quarterly comparison was driven by the lower average borrowings and reduced interest costs following the transition to the Company’s new financing arrangements. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements.

Income taxes. Our effective tax rate for the three and six months ended June 30, 2026 was 26% and (30)%, respectively. Our effective tax rate for the three and six months ended June 30, 2025 was 35% and 25%, respectively. The primary drivers of the change in the effective tax rate were differences in pretax book income (loss) by jurisdiction and taxes on foreign entities.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Six Months Ended June 30,
	2026	2025
Cash provided by (used in):
Operating activities	$(2,449)	$(2,773)
Investing activities	(323)	(358)
Financing activities	2,774	2,858
Effect of exchange rates on changes in cash and restricted cash	17	9
Net change in cash and restricted cash	$19	$(264)

Operating Activities. Cash used in operating activities was $2,449 in the first six months of 2026, compared with $2,773 in the same prior-year period. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

●	Cash used by accounts receivable and contract assets was $4,500 in the six months ended June 30, 2026 as compared with cash used of $4,034 in the same prior-year period. This use of cash is largely due to timing of customer shipments and cash collections in both periods and by an increase in contract assets in the current year period to support future customer shipments.
●	Cash used by inventory was $3,530 in the six months ended June 30, 2026 as compared with cash provided of $2,714 in the prior-year period. The current-year increase in inventory primarily reflects purchases of materials needed to support the growing backlog and anticipated production requirements in the second half of 2026. In contrast, inventory levels declined in the prior-year period due to lower customer demand and corresponding reductions in material purchases.
●	Cash provided by changes in accounts payable was $2,077 in the current-year period as compared with cash provided of $295 in the same prior-year period, primarily related to the timing of cash payments.

Investing Activities. Cash used in investing activities was $323 in the first six months of 2026, compared with $358 in the same prior-year period, both due from the purchases of property and equipment.

Financing Activities. Cash provided by financing activities was $2,774 in the first six months of 2026 and $2,858 in the same prior-year period. The cash provided by financing activities in both periods resulted from the line of credit advances for working capital and operations as well as the term loan borrowing in the first six months of 2026.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations, and cash on hand will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the next year from the date of this filing with the Securities and Exchange Commission.

On March 20, 2026, the Company entered into a new Credit and Security Agreement with Associated Bank, National Association, which provides for a revolving credit facility of up to $15,000, subject to a borrowing base based on eligible accounts receivable and inventory in the United States of America (“U.S.”), and a $2,200 term loan (the “Associated Facility”). The Associated Facility includes a sublimit of $1,500 for letters of credit and is secured by substantially all of our assets in the U.S. The Associated Facility matures in March 2029. The Company is required to pay a 25-basis point fee per annum, paid monthly, on the unused portion of the revolving credit facility. The term loan requires monthly principal payments of $37 plus interest. Borrowings under the Associated Facility bear interest, at the Company’s option, at a defined base rate derived from the Bank’s prime rate, or at one-month or three-month Term Secured Overnight Financing Rate, referred to as SOFR, plus 2.00% in the case of revolving credit borrowings, and plus 2.25% in the case of the term loan. The revolving credit facility and term loan bear interest at a weighted-average interest rate of 7.9% and 7.7%, respectively, for the three months ended June 30, 2026. At June 30, 2026, there was $7,573 outstanding under the revolving credit facility and $3,552 of unused availability. Borrowings under the Associated Facility may be prepaid at any time without penalty. The Associated Facility does not contain prepayment premiums, make-whole provisions, or other features that would require separate accounting as embedded derivatives.

The Associated Facility contains customary affirmative and negative covenants that restrict or limit our ability to incur additional indebtedness, create liens, make investments, sell assets, pay dividends or engage in certain transactions without lender consent. This agreement also requires us to comply with financial covenants, including maintaining a Fixed Charge Coverage Ratio of 1.10 to 1.00, which measures the ratio of EBITDA, as defined to exclude certain other non-cash items, and less unfunded capital expenditures, to fixed charges such as interest as well as debt and finance lease principal payments. The Company was in compliance with all covenants under the Associated Facility as of June 30, 2026.

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

♦	Volatility in the marketplace which may affect market supply, demand of our products or currency exchange rates;
♦	Whether our existing financing arrangements, anticipated cash flows from operations and cash on hand will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the next twelve months;
♦	Supply chain disruption and unreliability;
♦	Lack of supply of sufficient human resources to produce our products;
♦	Increased competition from within the EMS industry or the decision of OEMs to cease or limit outsourcing;
♦	Changes in the reliability and efficiency of our operating facilities or those of third parties;
♦	Increases in certain raw material costs such as copper and oil;
♦	Commodity and energy cost instability;
♦	Risks related to FDA noncompliance;
♦	The loss of a major customer;
♦	General economic, financial and business conditions that could affect our financial condition and results of operations;
♦	Increased or unanticipated costs related to compliance with securities and environmental regulation;
♦	Disruption of global or local information management systems due to natural disaster or cyber-security incident; and
♦	Outbreaks of epidemic, pandemic, or contagious diseases that affect our operations, our customers’ operations or our suppliers’ operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: August 12, 2026	by	/s/ Jay D. Miller
Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: August 12, 2026	by	/s/ Andrew D. C. LaFrence
Andrew D. C. LaFrence
Chief Financial Officer and Senior Vice President of Finance
Nortech Systems Incorporated

