Form 10-Q
period 2026-09-30
NORTECH SYSTEMS INC
filed 2026-11-12
CIK 722313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

NORTECH SYSTEMS INCORPORATED

Commission file number 000-13257

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

Number of shares of $0.01 par value common stock outstanding as of November 5, 2026 was 2,865,782.

PART I

ITEM 1. FINANCIAL STATEMENTS

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025

Net sales	$33,047	$30,482	$96,903	$88,052
Cost of goods sold	27,175	25,457	80,626	75,112
Gross profit	5,872	5,025	16,277	12,940
Operating expenses:
Selling	1,187	1,221	4,002	3,609
General and administrative	3,004	2,593	9,268	8,097
Research and development	267	266	923	894
Restructuring charges	-	-	-	266
Total operating expenses	4,458	4,080	14,193	12,866
Income from operations	1,414	945	2,084	74
Other expense:
Interest expense, net	(223)	(273)	(676)	(744)
Income (loss) before income taxes	1,191	672	1,408	(670)
Income tax expense	554	818	489	479
Net income (loss)	$637	$(146)	$919	$(1,149)

Net income (loss) per common share:
Basic (in dollars per share)	$0.23	$(0.05)	$0.33	$(0.41)
Weighted average number of common shares outstanding - basic (in shares)	2,859,420	2,785,541	2,817,225	2,773,401
Diluted (in dollars per share)	$0.21	$(0.05)	$0.30	$(0.41)
Weighted average number of common shares outstanding - diluted (in shares)	3,036,090	2,785,541	3,017,302	2,773,401

Other comprehensive income (loss)
Foreign currency translation	$142	$(21)	$232	$109
Comprehensive income (loss), net of tax	$779	$(167)	$1,151	$(1,040)

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
ASSETS
Current assets:
Cash	$3,023	$1,655
Restricted cash	1,099	-
Accounts receivable, less allowance for credit losses of $180 and $161, respectively	20,948	16,998
Inventories, net	25,648	20,695
Contract assets	17,155	15,184
Prepaid assets and other assets	1,289	1,618
Total current assets	69,162	56,150
Property and equipment, net	5,009	5,203
Operating lease assets, net	6,113	7,016
Deferred tax assets	3,853	3,394
Other intangible assets, net	136	156
Deferred line of credit issuance costs, net	222	-
Total assets	$84,495	$71,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$8,310	$7,000
Current portion of term loan	440	-
Accounts payable	15,523	12,809
Accrued payroll and commissions	2,932	1,822
Customer deposits	9,320	5,386
Current portion of operating lease obligations	1,177	1,332
Current portion of finance lease obligations	216	274
Other accrued liabilities	1,823	1,221
Total current liabilities	39,741	29,844
Long-term liabilities:
Term loan, net of debt issuance costs	1,502	-
Long-term operating lease obligations	5,666	6,476
Long-term finance lease obligations	612	626
Other long-term liabilities	441	426
Total long-term liabilities	8,221	7,528
Total liabilities	47,962	37,372
Shareholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	250	250
Common stock - $0.01 par value; 9,000,000 shares authorized; 2,865,782 and 2,786,134 shares issued and outstanding, respectively	29	28
Additional paid-in capital	18,689	17,855
Accumulated other comprehensive loss	(477)	(709)
Retained earnings	18,042	17,123
Total shareholders’ equity	36,533	34,547
Total liabilities and shareholders’ equity	$84,495	$71,919

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$919	$(1,149)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	923	986
Compensation on stock-based awards	515	369
Change in allowance for credit losses	19	(10)
Change in inventory reserves	(346)	346
Deferred taxes	(459)	(189)
Changes in current operating items:
Accounts receivable	(3,725)	(3,875)
Inventories	(4,607)	2,823
Contract assets	(1,970)	(1,536)
Prepaid expenses and other assets	329	(1,244)
Accounts payable	2,446	165
Accrued payroll and commissions	1,093	555
Customer deposits	3,935	(424)
Other accrued liabilities	653	318
Net cash used in operating activities	(275)	(2,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	504
Purchases of property and equipment	(424)	(517)
Net cash used in investing activities	(424)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	62,561	76,215
Payments to line of credit	(61,260)	(72,880)
Proceeds from term loan	2,200	-
Payments of debt issuance costs	(290)	-
Principal payments on term loan	(220)	-
Principal payments on financing leases	(182)	(140)
Stock award exercises	320	23
Net cash provided by financing activities	3,129	3,218

Effect of exchange rate changes on cash and restricted cash	37	15

Net change in cash and restricted cash	2,467	355
Cash and restricted cash - beginning of period	1,655	916
Cash and restricted cash - end of period	$4,122	$1,271

Reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets:
Cash	$3,023	$1,271
Restricted cash	1,099	-
Total cash and restricted cash reported in the condensed consolidated statements of cash flows	$4,122	$1,271

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025

Supplemental disclosure of cash flow information:
Cash paid for interest	$480	$740
Cash paid for income taxes	$132	$580

Supplemental noncash investing and financing activities:
Property and equipment purchases in accounts payable	$95	$66
Conversion of notes payable to finance leases	$-	$637

See Accompanying Notes to Condensed Consolidated Financial Statements.

NORTECH SYSTEMS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance as of June 30, 2025	250	$250	2,780	$28	$17,585	$(847)	$16,372	$33,388
Net loss	-	-	-	-	-	-	(146)	(146)
Foreign currency translation adjustment	-	-	-	-	-	(21)	-	(21)
Stock option exercises / Restricted stock unit (“RSU”) vesting	-	-	6	-	2	-	-	2
Compensation on stock-based awards	-	-	-	-	134	-	-	134
Balance as of September 30, 2025	250	$250	2,786	$28	$17,721	$(868)	$16,226	$33,357

Balance as of June 30, 2026	250	$250	2,854	$29	$18,409	$(619)	$17,405	$35,474
Net income	-	-	-	-	-	-	637	637
Foreign currency translation adjustment	-	-	-	-	-	142	-	142
Stock option exercises / RSU vesting	-	-	12	-	85	-	-	85
Compensation on stock-based awards	-	-	-	-	195	-	-	195
Balance as of September 30, 2026	250	$250	2,866	$29	$18,689	$(477)	$18,042	$36,533

Balance as of December 31, 2024	250	$250	2,761	$28	$17,329	$(977)	$17,375	$34,005
Net loss	-	-	-	-	-	-	(1,149)	(1,149)
Foreign currency translation adjustment	-	-	-	-	-	109	-	109
Stock option exercises / RSU vesting	-	-	25	-	23	-	-	23
Compensation on stock-based awards	-	-	-	-	369	-	-	369
Balance as of September 30, 2025	250	$250	2,786	$28	$17,721	$(868)	$16,226	$33,357

Balance as of December 31, 2025	250	$250	2,786	$28	$17,855	$(709)	$17,123	$34,547

Net income	-	-	-	-	-	-	919	919
Foreign currency translation adjustment	-	-	-	-	-	232	-	232
Stock option exercises / RSU vesting	-	-	80	1	319	-	-	320
Compensation on stock-based awards	-	-	-	-	515	-	-	515
Balance as of September 30, 2026	250	$250	2,866	$29	$18,689	$(477)	$18,042	$36,533

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

Tariff Legislation and Refunds

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, resulting in the termination of all IEEPA-based tariffs effective February 24, 2026. Following this ruling, the Administration imposed a temporary 10% global tariff on most imported products under Section 122 of the Trade Act of 1974, effective February 24, 2026, for a 150-day period.

These tariffs applied broadly to manufactured goods and component parts purchased by the Company. Management continues to evaluate the effects of tariff actions on the Company’s product costs, supply chain and sourcing strategies.

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

Following the termination of the IEEPA-based tariffs, the Company is pursuing refunds of tariffs previously paid. During the nine months ended September 30, 2026, the Company received $177 in tariff refunds and, as of September 30, 2026, recognized a receivable of $227 for additional refund claims submitted to the U.S. government through the Automated Commercial Environment for which the Company determined recovery was realizable. The Company accounted for the recognized tariff refunds and receivable consistently with the original accounting for the underlying tariff costs, including reductions of $153 in cost of goods sold and $124 in the carrying value of inventory, the recognition of a $119 customer liability and $8 of interest income in the three and nine months ended September 30, 2026.

The Company continues to evaluate and pursue additional potential refund claims. No amounts have been recognized for potential recoveries that have not met the Company’s recognition criteria. The timing and amount of such recoveries remain uncertain.

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

Restricted Cash

Restricted cash on our consolidated balance sheets relates to contractual cash dominion provisions under the Company’s financing arrangements, which at September 30, 2026 were governed by the new Associated Bank facility. As of September 30, 2026 and December 31, 2025, we had restricted cash of $1,099 and $0, respectively.

The restricted cash balance at September 30, 2026 primarily represents customer deposits that are temporarily restricted due to timing at period end and are subject to the cash dominion provisions of the financing arrangement. These customer deposits are applied against the Company’s line of credit on the next business day.

Inventories

Inventories are as follows:

	September 30,	December 31,
	2026	2025
Raw materials	$24,508	$20,575
Work in process	1,647	1,003
Finished goods	1,000	970
Reserves	(1,507)	(1,853)
Inventories, net	$25,648	$20,695

Other Intangible Assets

Other intangible assets as of September 30, 2026 and December 31, 2025 are as follows:

Patents
Balances as of December 31, 2025	$156
Amortization	(20)
Balances as of September 30, 2026	$136

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The weighted average remaining amortization period of our intangible assets is 4.6 years. Of the patents’ value as of September 30, 2026, $116 are being amortized and $20 are not being amortized as the patent filing is in process and a patent has not yet been issued.

Amortization expense of finite life intangible assets for the three months ended September 30, 2026 and 2025 was $11 and $5, respectively. Amortization expense of finite life intangible assets for the nine months ended September 30, 2026 and 2025 was $20 and $14, respectively.

As of September 30, 2026, estimated future annual amortization expense related to these assets is as follows:

Year	Amount
Remainder of 2026	$11
2027	27
2028	27
2029	21
2030	13
Thereafter	17
Total	$116

Property and Equipment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. At September 30, 2026, the Company determined that no triggering events existed that would require an impairment assessment.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, accounts receivable, and contract assets. We maintain our excess cash balances in checking accounts primarily at two financial institutions, one in the United States and one in China. The account in the United States may at times exceed federally insured limits. The Company’s $3,023 unrestricted cash balance as of September 30, 2026, included approximately $1,665 and $280 that was held at banks located in China and Mexico, respectively. We grant credit to customers in the normal course of business and generally do not require collateral on our accounts receivable.

We have certain customers whose revenue individually represented 10% or more of net sales, or whose accounts receivable balances or contract asset balances individually represented 10% or more of gross accounts receivable.

Customers who represent 10% or more of net sales for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	29%	32%	30%	31%
Customer B	13%	11%	12%	10%
Total	42%	43%	42%	41%

Customers who represent 10% or more of accounts receivable and contract assets for the periods ended September 30, 2026 and December 31, 2025 are as follows:

	Accounts Receivable
	September 30, 2026	December 31, 2025
Customer A	28%	20%

	Contract Assets
	September 30, 2026	December 31, 2025
Customer A	35%	36%
Customer C	11%	13%
Total	46%	49%

Export sales from the U.S. represented approximately 3% of net sales for both the three and nine months ended September 30, 2026. Export sales from the U.S. represented approximately 2% of net sales for both the three and nine months ended September 30, 2025.

NOTE 3. NET SALES

Revenue Recognition

Revenue under contract manufacturing agreements that was recognized over time, excluding noncash consideration, accounted for 70% and 71% of net sales for the three and nine months ended September 30, 2026, respectively, and 75% of net sales for both the three and nine months ended September 30, 2025. The following tables summarize our net sales by market for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30, 2026
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device	$7,262	$1,771	$1,092	$10,125
Medical Imaging	8,015	2,218	19	10,252
Industrial	4,607	3,798	102	8,507
Aerospace and Defense	3,386	721	56	4,163
Total net sales	$23,270	$8,508	$1,269	$33,047

	Three Months Ended September 30, 2025
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device	$5,758	$2,004	$589	$8,351
Medical Imaging	8,215	2,169	5	10,389
Industrial	6,163	1,798	251	8,212
Aerospace and Defense	2,576	886	68	3,530
Total net sales	$22,712	$6,857	$913	$30,482

	Nine Months Ended September 30, 2026
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device	$21,193	$5,143	$2,969	$29,305
Medical Imaging	24,499	6,443	27	30,969
Industrial	12,142	11,014	353	23,509
Aerospace and Defense	11,030	1,993	97	13,120
Total net sales	$68,864	$24,593	$3,446	$96,903

	Nine Months Ended September 30, 2025
	Product/ Service Transferred Over Time	Product Transferred at Point in Time	Noncash Consideration[1]	Total Net Sales by Market
Medical Device	$16,579	$5,738	$1,654	$23,971
Medical Imaging	22,413	6,211	17	28,641
Industrial	17,459	5,729	485	23,673
Aerospace and Defense	9,333	2,250	184	11,767
Total net sales	$65,784	$19,928	$2,340	$88,052

[1]	Noncash consideration represents material provided by the customer used in the manufacturing of the product.

Contract Assets

Contract assets, recorded in the condensed consolidated balance sheets, consist of unbilled amounts related to revenue recognized over time. Significant changes in the contract assets balance during the nine months ended September 30, 2026 were as follows:

Balance as of December 31, 2025	$15,184
Increase (decrease) attributed to:
Amounts transferred over time to contract assets	68,864
Allowance for current expected credit losses	-
Amounts invoiced during the period	(66,893)
Balance outstanding as of September 30, 2026	$17,155

We expect substantially all amounts recorded as contract assets as of September 30, 2026 to be billed and reclassified to accounts receivable within 90 days, with any remaining amounts expected to be billed and reclassified within 180 days. We bill our customers upon shipment with payment terms of up to 120 days.

Contract Liabilities

Contract liabilities, recorded as customer deposits, were $9,320 and $5,386 at September 30, 2026 and December 31, 2025, respectively. Contract liabilities primarily relate to customer prepayments, generally to purchase customer-specific inventory, and billings in advance of the Company satisfying its performance obligations. Revenue recognized during the three and nine months ended September 30, 2026 that was included in the contract liability balance at January 1, 2026 was $382 and $1,852, respectively. Changes between periods represent the timing of customer deposits and the satisfaction of performance obligations.

NOTE 4. FINANCING ARRANGEMENTS

Associated Bank Financing Arrangement

On March 20, 2026, the Company entered into a new Credit and Security Agreement with Associated Bank, National Association, which provides for a revolving credit facility of up to $15,000, subject to a borrowing base based on eligible accounts receivable and inventory, and a $2,200 term loan (the “Associated Facility”). The Associated Facility includes a sublimit of $1,500 for letters of credit and is secured by substantially all of our assets in the United States of America. The Associated Facility matures in March 2029. The Company is required to pay a 25-basis point fee per annum, paid monthly, on the unused portion of the revolving credit facility. The term loan requires monthly principal payments of $37 plus interest. Borrowings under the Associated Facility bear interest, at the Company’s option, at a defined base rate derived from the Bank’s prime rate, or at one-month or three-month Term Secured Overnight Financing Rate, referred to as SOFR, plus 2.00% in the case of revolving credit borrowings, and plus 2.25% in the case of the term loan. The revolving credit facility and term loan bear interest at a weighted-average interest rate of 7.4% and 7.3%, respectively, for the three months ended September 30, 2026. At September 30, 2026, there was $8,012 outstanding under the revolving credit facility and $2,952 of unused availability. At September 30, 2026, there was $1,099 of restricted cash that will be applied to the revolving credit facility as well as $1,078 of cash in the U.S. that can be applied against the revolving credit facility. Borrowings under the Associated Facility may be prepaid at any time without penalty. The Associated Facility does not contain prepayment premiums, make-whole provisions, or other features that would require separate accounting as embedded derivatives.

The Associated Facility contains customary affirmative and negative covenants that restrict or limit our ability to incur additional indebtedness, create liens, make investments, sell assets, pay dividends or engage in certain transactions without lender consent. This agreement also requires us to comply with financial covenants, including maintaining a Fixed Charge Coverage Ratio of 1.10 to 1.00, which measures the ratio of EBITDA, as defined to exclude certain other non-cash items, and less unfunded capital expenditures, to fixed charges such as interest as well as debt and capital lease principal payments. The Company was in compliance with all covenants under the Associated Facility as of September 30, 2026.

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

The Company incurred $290 of debt issuance costs related to the Associated Facility, of which $222 was classified as a long-term asset as of September 30, 2026 as it is related to the revolving facility.

The table below reflects scheduled principal repayments of the term loan. Amounts outstanding under the revolving credit facility, if any, are due at maturity in March 2029.

Year	Amount
Remainder of 2026	$110
2027	440
2028	440
2029	971
Thereafter	-
Total term loan	1,961
Less: unamortized debt issuance costs	(19)
Total term loan, net of debt issuance costs	1,942
Less: current portion of term loan	(440)
Long-term term loan, less current portion	$1,502

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

Equipment Financing Arrangement

The Company entered into two equipment financing arrangements during the nine months ended September 30, 2026. As of September 30, 2026, we have $149 outstanding on the financing arrangements for the equipment within current and long-term finance lease obligations on the condensed consolidated balance sheets.

Interim Funding Agreement

The Company had an interim funding agreement with a bank related to deposits made on equipment purchases funded through a finance lease when the equipment was received and operational. The equipment was received, and the lease agreements were finalized during the second quarter of 2025. As of September 30, 2026, we have no amounts outstanding on the interim funding agreement for equipment.

China Financing Agreement

Our China operation has a financing agreement with China Construction Bank which provides for a line of credit arrangement of 10 million Renminbi (RMB) (approximately $1,400) that expires in August 2027. The Company had $298 outstanding as of September 30, 2026 that is classified as current debt. No amounts were outstanding under this financing arrangement as of December 31, 2025. The agreement does not include material cross-default provisions with the Associated Facility. The variable interest rate as of September 30, 2026 was approximately 3%.

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

The components of lease expense were as follows:

	Three Months Ended September 30,
Lease Cost	2026	2025
Operating lease cost	$585	$609
Finance lease interest cost	15	15
Finance lease amortization expense	103	62
Total lease cost	$703	$686

	Nine Months Ended September 30,
Lease Cost	2026	2025
Operating lease cost	$1,765	$1,738
Finance lease interest cost	41	30
Finance lease amortization expense	227	147
Total lease cost	$2,033	$1,915

Supplemental condensed consolidated balance sheet information related to leases was as follows:

	Balance Sheet Location	September 30, 2026	December 31, 2025
Assets
Finance lease assets	Property and equipment, net	$776	$714
Operating lease assets	Operating lease assets, net	6,113	7,016
Total leased assets		$6,889	$7,730

Liabilities
Current
Current operating lease liabilities	Current portion of operating lease obligations	$1,177	$1,332
Current finance lease liabilities	Current portion of finance lease obligations	216	274
Noncurrent
Long-term operating lease liabilities	Long-term operating lease obligations	5,666	6,476
Long-term finance lease liabilities	Long-term finance lease obligations	612	626
Total lease liabilities		$7,671	$8,708

Supplemental condensed consolidated statements of cash flows information for the nine months ended September 30, 2026 and 2025 related to leases was as follows:

	September 30,	September 30,
	2026	2025
Operating Leases
Cash paid for amounts included in the measurement of lease liabilities	$1,422	$1,342
Conversion of notes payable to finance leases	$-	$637

Future annual payments of lease liabilities as of September 30, 2026 were as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2026	$462	$75	$537
2027	1,581	249	1,830
2028	1,569	249	1,818
2029	986	234	1,220
2030	900	114	1,014
Thereafter	3,769	18	3,787
Total lease payments	$9,267	$939	$10,206
Less: imputed interest	(2,424)	(111)	(2,535)
Present value of lease liabilities	$6,843	$828	$7,671

The lease term and discount rate as of September 30, 2026 and 2025 were as follows:

	September 30, 2026	September 30, 2025
Weighted-average remaining lease term (years)
Operating leases	6.8	7.3
Finance leases	3.7	4.2
Weighted-average discount rate
Operating leases	8.2%	8.1%
Finance leases	7.0%	6.7%

NOTE 6. STOCK BASED AWARDS

Stock-based compensation expense of $195 and $134 for the three months ended September 30, 2026 and 2025, respectively, and $515 and $369 for the nine months ended September 30, 2026 and 2025, respectively, was reported in the condensed consolidated statements of operations within general and administrative expenses.

Stock Options

Under the 2017 Stock Incentive Plan (“2017 Plan”), as amended, there are an aggregate of 775,000 shares authorized for issuance. On March 18, 2026, the Company’s Board of Directors approved the 2026 Equity Incentive Plan (the “2026 Plan”). The shareholders approved the 2026 Plan on May 13, 2026. The 2026 Plan succeeded the Company’s 2017 Plan and authorized 250,000 shares for various equity- and cash-based awards. The remaining available shares under the 2017 Plan are now available for issuance under the 2026 Plan. As of September 30, 2026, there were 237,690 remaining authorized shares available for grant under the 2026 Plan.

During the nine months ended September 30, 2026, the Company granted 30,000 stock options under the 2017 Plan which vest over 5 years and granted 79,800 stock options under the 2026 Plan which vest over 1-5 years. Weighted average stock option fair value assumptions and the weighted average grant date fair value of stock options granted were as follows:

2026
Stock option fair value assumptions:
Risk-free interest rate	4.09%
Expected life (years)	6.1
Dividend yield	-%
Expected volatility	57%
Weighted average grant date fair value of stock options granted	$7.19

Total compensation expense related to stock options was $154 and $84 for the three months ended September 30, 2026, and 2025, respectively. Total compensation expense related to stock options was $382 and $206 for the nine months ended September 30, 2026, and 2025, respectively. As of September 30, 2026, there was $947 of unrecognized compensation related to stock options which will be recognized over a weighted average period of 2.3 years.

Following is a summary of stock option activity as of and for the nine months ended September 30, 2026 and 2025:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	453,400	$6.79	5.70	$1,654
Granted	43,382	8.73
Exercised	(1,200)	3.98
Forfeited	(10,400)	8.22
Outstanding – September 30, 2025	485,182	$6.91	5.34	$1,244

Outstanding – December 31, 2025	490,182	$6.91	5.14	$828
Granted	109,800	12.40
Exercised	(57,816)	5.53
Forfeited	(19,716)	7.18
Outstanding – September 30, 2026	522,450	$8.14	5.56	$1,749
Exercisable on September 30, 2026	302,175	$6.06	3.61	$1,571

Restricted Stock Units

Total compensation expense related to RSUs was $41 and $50 for the three months ended September 30, 2026 and 2025, respectively. Total compensation expense related to restricted stock units was $133 and $163 for the nine months ended September 30, 2026 and 2025, respectively. During the nine-month period ended September 30, 2025, we granted 43,664 RSUs at an average grant price per share of $8.73 to non-employee directors which vest over two years. As of September 30, 2026, total unrecognized compensation expense related to the outstanding RSUs was $93, which will vest over a weighted average period of 0.75 years. On March 18, 2026 these RSUs were modified to allow full vesting upon a change of control, as defined in the amendment. Management concluded that no incremental compensation cost was required, as the added change-in-control provision did not impact the fair value of the awards at the modification date.

Following is a summary of RSU activity as of and for the nine months ended September 30, 2026 and 2025:

	Shares	Weighted- Average Remaining Vesting Term (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	24,141	0.3	$248
Granted	43,664
Vested	(24,141)
Forfeited	-
Outstanding – September 30, 2025	43,664	1.6	$394

Outstanding – December 31, 2025	43,664	1.3	$324
Granted	-
Vested	(21,832)
Forfeited	(3,438)
Outstanding – September 30, 2026	18,394	0.75	$46

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic weighted average shares outstanding	2,859,420	2,785,541	2,817,225	2,773,401
Dilutive effect of outstanding stock options and non-vested restricted stock units[1]	176,670	-	200,077	-
Diluted weighted average shares outstanding	3,036,090	2,785,541	3,017,302	2,773,401

[1]	The following items were excluded from the computation of diluted weighted-average shares outstanding as their inclusion would be anti-dilutive:

a.	For the three and nine months ended September 30, 2026, stock options totaling 46,105 and 79,952, respectively.

b.	For the three and nine months ended September 30, 2025, restricted stock units and stock options totaling 528,846 and 512,411, respectively.

NOTE 8. INCOME TAXES

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction.

Our effective tax rate for the three and nine months ended September 30, 2026 was 47% and 35%, respectively. Our effective tax rate for the three and nine months ended September 30, 2025 was 122% and (71)%, respectively. The primary drivers of the change in the effective tax rate are the differences in pretax book income (loss) by jurisdiction and taxes on foreign entities. The Company’s effective tax rate differs from the statutory federal rate primarily due to earnings in jurisdictions with tax rates that are different from the U.S. federal statutory rate and research and development credits. Fluctuations in the geographic mix of income may cause variability in the Company’s quarterly effective tax rate.

Deferred Tax Valuation Allowance

We assess the realizability of our deferred tax assets at each reporting date based on the weight of all available positive and negative evidence. In making this assessment, we consider, among other factors, our historical operating results, cumulative income or losses in recent years, the expected reversal of existing taxable temporary differences, projected future taxable income, available tax-planning strategies, and the amount and geographic mix of income or loss among the tax jurisdictions in which we operate.

At September 30, 2026, we had deferred tax assets of approximately $3,853, substantially all of which relates to U.S. federal tax attributes. Based on our assessment of the available positive and negative evidence, we concluded that it remains more likely than not that these deferred tax assets will be realized and, accordingly, no valuation allowance was required as of September 30, 2026.

In making this determination, we considered our recent operating performance and cumulative results, as well as our expectations regarding future taxable income. We also considered the geographic mix of our earnings because taxable income generated in one jurisdiction generally may not be available to realize deferred tax assets arising in another jurisdiction. Accordingly, changes in the amount or mix of income or losses among the jurisdictions in which we operate could affect our assessment of the realizability of our deferred tax assets.

Although we concluded that a valuation allowance was not required as of September 30, 2026, the amount of cumulative income available as positive evidence has declined. If future operating results are below our expectations, we enter into a cumulative loss position, the geographic mix of our earnings shifts such that sufficient taxable income is not expected to be generated in jurisdictions where our deferred tax assets exist, or the weight of other negative evidence increases, we may determine that some or all of our deferred tax assets are no longer more likely than not to be realized. Such a determination could result in the establishment of a valuation allowance and a corresponding increase in income tax expense in the period in which the determination is made.

NOTE 9. SEGMENT INFORMATION

Our results of operations for the three and nine months ended September 30, 2026 and 2025 represent a single operating and reporting segment referred to as Contract Manufacturing within the EMS industry. The Company operates in the Medical Device, Medical Imaging, Aerospace and Defense, and Industrial markets with over 50% of its net sales coming from the medical-related markets. We strategically direct production between our various manufacturing facilities based on several considerations to best meet our customers’ needs. Our plants generate net sales over several of the markets the Company serves. We share resources for sales, marketing, engineering, supply chain, information services, human resources, payroll, and all corporate accounting functions. Our chief operating decision maker (the “CODM”) is the Company’s President and Chief Executive Officer. The CODM regularly evaluates financial information prepared in accordance with U.S. GAAP on a consolidated basis. Net income is the measure of segment profitability used by the CODM to assess performance and allocate resources. Significant segment expenses reviewed by the CODM include those that are presented in the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

The Company’s net sales were located as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$17,254	$18,170	$52,353	$52,485
Mexico	7,601	7,079	23,043	21,554
China	8,191	5,233	21,506	14,013
Total net sales	$33,047	$30,482	$96,903	$88,052

The Company’s long-lived tangible assets, including the Company’s operating lease assets recognized on the condensed consolidated balance sheets were located as follows:

	September 30, 2026	December 31, 2025
United States	$8,544	$8,876
Mexico	1,590	2,015
China	987	1,328
Total long-lived tangible assets	$11,121	$12,219

NOTE 10. RESTRUCTURING CHARGES

During 2024, we recorded restructuring charges of $571 related to the closure and consolidation of our Blue Earth, Minnesota production facility, which was completed in the fourth quarter of 2024. As of December 31, 2024, $154 of facility consolidation expenses related to the Blue Earth closure were accrued and paid in the first quarter of 2025. During the nine months ended September 30, 2025, the Company incurred $266 of restructuring charges, in connection with activities related to the Blue Earth facility and additional staff reductions in the first quarter of 2025. We did not record any restructuring charges in the three months ended September 30, 2025.

The following table summarizes the related activity for the nine months ended September 30, 2025:

	Facility Consolidation	Workforce Reductions	Total

December 31, 2024	$154	$-	$154
Charges	31	235	266
Cash payments	(185)	(235)	(420)
September 30, 2025	$-	$-	$-

We did not record any restructuring charges or restructuring charge activity in the three or nine months ended September 30, 2026.

NOTE 11. SUBSEQUENT EVENTS

Equipment Purchase and Funding Commitment

On November 6, 2026, the Company entered into a purchase commitment of approximately $1,440 for equipment for one of the Company’s Minnesota facilities. The equipment is intended to increase production capacity, improve manufacturing efficiency, and support anticipated customer demand. In connection with the purchase, the Company plans to finance this purchase with financing from a bank or leasing company in early 2027. The Company expects the equipment to be installed and placed into service in early to mid-2027.

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

Results of Operations

The Company’s results of operations in 2026 have benefited from higher gross margin from increased net sales as the result of improved backlog. The results of operations have been impacted in the 2025 and 2026 periods from estimates of yearly incentive compensation accruals. For the three and nine months ended September 30, 2026, incentive compensation expense (reversal of expense) aggregated $(647) and $0, respectively, as compared with $0 in both the three and nine months ended September 30, 2025.

Net Sales. Net sales for the three months ended September 30, 2026 and 2025 were $33,047 and $30,482, respectively, a comparative period increase of $2,565 or 8.4%. Net sales for the nine months ended September 30, 2026 and 2025 were $96,903 and $88,052, respectively, a comparative period increase of $8,851 or 10.1%. The following is a summary of net sales by our major industry markets:

	Three Months Ended September 30,
	2026	2025	Increase (Decrease)
Medical Device	$10,125	$8,351	$1,774	21.2%
Medical Imaging	10,252	10,389	(137)	(1.3)%
Industrial	8,507	8,212	295	3.6%
Aerospace and Defense	4,163	3,530	633	17.9%
Total net sales	$33,047	$30,482	$2,565	8.4%

	Nine Months Ended September 30,
	2026	2025	Increase (Decrease)
Medical Device	$29,305	$23,971	$5,334	22.3%
Medical Imaging	30,969	28,641	2,328	8.1%
Industrial	23,509	23,673	(164)	(0.7)%
Aerospace and Defense	13,120	11,767	1,353	11.5%
Total net sales	$96,903	$88,052	$8,851	10.1%

●	Medical Device: Net sales to our Medical Device customers increased $1,774, or 21.2%, in the three months ended September 30, 2026 as compared with the same period in 2025 and increased $5,334, or 22.3%, in the nine months ended September 30, 2026 as compared with the same period in 2025. These increases were primarily due to higher customer demand from existing customers and continued ramp up of new programs.

●	Medical Imaging: Net sales to our Medical Imaging customers decreased $137, or 1.3%, in the three months ended September 30, 2026 as compared with the same period in 2025 and increased $2,328, or 8.1%, in the nine months ended September 30, 2026 as compared with the same period in 2025. The increase in the year to date period was driven by higher customer demand, supported in part by increased revenues from a stocking program with a key customer that improved product availability to enable shorter lead times.

●	Industrial: Net sales to our industrial customers increased $295, or 3.6%, in the three months ended September 30, 2026 as compared with the same period in 2025 driven by revenue growth in China. Net sales decreased $164, or 0.7%, in the nine months ended September 30, 2026 as compared with the same period in 2025 which reflects customer inventory adjustments and temporary production disruptions associated with the transfer of manufacturing activities to Monterrey, Mexico. The decline was largely offset by revenue growth in China.

●	Aerospace and Defense: Net sales to our aerospace and defense customers increased $633, or 17.9%, in the three months ended September 30, 2026 as compared with the same period in 2025 and increased $1,353, or 11.5%, in the nine months ended September 30, 2026 as compared with the same period in 2025. The increase in both comparisons was primarily due to higher production volumes associated with completed transfers to our Bemidji location. This was partially offset by reduced demand from one customer who is rebalancing inventory balances.

Backlog. Our 90-day shipment backlog as of September 30, 2026 was $31,534, a decrease of 5.7% from $33,445 at the beginning of the quarter, and a 0.7% increase from September 30, 2025. Our 90-day backlog consists of firm purchase orders we expect to ship in the next 90 days, with any remaining amounts to be shipped within 180 days.

Our total order backlog as of September 30, 2026, was $92,788, representing a 1.1% decrease from $93,849 at the beginning of the quarter and a 20.0% increase compared to the same period in the prior year; this year over year growth was primarily driven by an increase in Aerospace and Defense orders.

90-day shipment and total backlog by our major industry markets are as follows:

	September 30, 2026		June 30, 2026		September 30, 2025
	90 Day	Total	90 Day	Total	90 Day	Total
Medical Device	$8,286	$17,753	$11,103	$22,060	$7,369	$24,130
Medical Imaging	6,911	11,070	6,971	11,041	7,428	10,821
Industrial	7,152	21,172	5,975	20,227	8,888	12,466
Aerospace and Defense	9,185	42,793	9,396	40,521	7,637	29,875
Total backlog	$31,534	$92,788	$33,445	$93,849	$31,322	$77,292

The 90-day and total backlog as of September 30, 2026 includes orders already recognized in net sales and included in the contract asset value of $17,155.

Operating Costs and Expenses.

Net sales, cost of goods sold, gross profit, and operating costs were as follows:

	Three Months Ended September 30,
	2026	2025	Increase/(Decrease)
Net sales	$33,047	$30,482	$2,565		8.4%
Cost of goods sold	27,175	25,457	1,718		6.7%
Gross profit	5,872	5,025	847		16.9%
Gross margin percentage (1)	17.8%	16.5%	130	bpc(2)
Selling	1,187	1,221	(34)		(2.8)%
% of Net sales	3.6%	4.0%
General and administrative	3,004	2,593	411		15.9%
% of Net sales	9.1%	8.5%
Research and development	267	266	1		0.4%
% of Net sales	0.8%	0.9%
Operating income	1,414	945	469		49.6%
% of Net sales	4.3%	3.1%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.

	Nine Months Ended September 30,
	2026	2025	Increase/(Decrease)
Net sales	$96,903	$88,052	$8,851		10.1%
Cost of goods sold	80,626	75,112	5,514		7.3%
Gross profit	16,277	12,940	3,337		25.8%
Gross margin percentage (1)	16.8%	14.7%	210	bpc(2)
Selling	4,002	3,609	393		10.9%
% of Net sales	4.1%	4.1%
General and administrative	9,268	8,097	1,171		14.5%
% of Net sales	9.6%	9.2%
Research and development	923	894	29		3.2%
% of Net sales	1.0%	1.0%
Restructuring charges	-	266	(266)		(100)%
% of Net sales	-%	0.3%
Operating income	2,084	74	2,010		2,716%
% of Net sales	2.2%	0.1%

(1)	Gross margin percentage is defined as gross profit as a percentage of net sales.
(2)	Basis points change in gross margin percentage.

Gross profit and gross margin percentage. Gross margin percentage was 17.8% and 16.5% for the three months ended September 30, 2026, and 2025, respectively. Gross margin percentage was 16.8% and 14.7% for the nine months ended September 30, 2026, and 2025, respectively. The improvement was primarily attributable to higher revenue levels which improved manufacturing cost absorption. The benefit of higher volumes was partially offset by unfavorable customer and geographic sales mix and higher costs due to a supplier quality issue that is expected to be resolved in the fourth quarter of 2026.

Selling expenses. Selling expenses, as measured as a percentage of net sales, were 3.6% and 4.0% for the three months ended September 30, 2026, and 2025, respectively. Selling expenses, as measured as a percentage of net sales, were 4.1% and 4.1% for the nine months ended September 30, 2026, and 2025, respectively. The decrease in selling expenses as a percentage of net sales in the quarter ended September 30, 2026 resulted from a reduction in incentive compensation expense of $145 in 2026 as compared with 2025.

General and administrative expenses. General and administrative expenses, as measured as a percentage of net sales, were 9.1% and 8.5% for the three months ended September 30, 2026 and 2025, respectively, and 9.6% and 9.2% for the nine months ended September 30, 2026 and 2025, respectively. The increase in expenses for the three and nine- month periods ended September 30, 2026 was primarily attributable to $236 and $440 of third-party consulting, legal and other incremental costs associated with the Company’s 2026 review of long-term strategy to evaluate opportunities to enhance shareholder value following realized improvements in the Company’s backlog, financial performance and bank financing, as well as $61 and $146 of higher equity compensation expenses for the three and nine month periods ended September 30, 2026 as compared with 2025. These increases in the third quarter of 2026 were partially offset by a reduction of incentive compensation expense of $280 in 2026 as compared to 2025.

Research and development. Research and development expenses increased slightly at $267 and $266 in the three months ended September 30, 2026 and 2025, respectively, and $923 and $894 in the nine months ended September 30, 2026 and 2025, respectively.

Restructuring charges. No restructuring charges were recorded during the three or nine months ended September 30, 2026. Restructuring charges were zero and $266 during the three and nine months ended September 30, 2025, respectively. During the first quarter of 2025, we incurred $235 of severance charges for a February 2025 reduction in force to align staffing to our forecasted net sales and $31 of expenses related to our closed Blue Earth facility.

Operating income (loss). Operating income was $1,414 for the three months ended September 30, 2026 or 4.3% of net sales and $945 or 3.1% of net sales for the three months ended September 30, 2025. Operating income was $2,084 or 2.2% of net sales for the nine months ended September 30, 2026 and $74 or 0.1% of net sales for the nine months ended September 30, 2025. The increase in both comparisons was primarily attributable to higher gross profit associated with increased revenue and improved operating leverage, together with the absence of restructuring charges recorded in the first quarter of 2025. For the three and nine months ended September 30, 2026, incentive compensation expense (reversal of expense) aggregated $(647) and $0, respectively. During the third quarter and first nine months of 2026 we incurred $236 and $440 of expenses related to long-term strategy and shareholder value enhancement.

Interest expense, net. Interest expense, net was $223 and $273 for the three months ended September 30, 2026 and 2025, respectively. Interest expense, net was $676 and $744 for the nine months ended September 30, 2026 and 2025, respectively. These decreases in both comparisons were driven by the lower average borrowings and reduced interest costs following the transition to the Company’s new financing arrangements. Refer to “Liquidity and Capital Resources” for further discussion of financing arrangements.

Income taxes. Our effective tax rate for the three and nine months ended September 30, 2026 was 47% and 35%, respectively. Our effective tax rate for the three and nine months ended September 30, 2025 was 122% and (71)%, respectively. The primary drivers of the change in the effective tax rate were differences in pretax book income (loss) by jurisdiction and taxes on foreign entities.

Cash Flow Operating Results

The following is a summary of cash flow results:

	Nine Months Ended September 30,
	2026	2025
Cash provided by (used in):
Operating activities	$(275)	$(2,865)
Investing activities	(424)	(13)
Financing activities	3,129	3,218
Effect of exchange rates on changes in cash and restricted cash	37	15
Net change in cash and restricted cash	$2,467	$355

Operating Activities. Cash used in operating activities was $275 in the first nine months of 2026, compared with $2,865 in the same prior-year period. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

●	Cash provided by customer deposits was $3,935 in the nine months ended September 30, 2026 as compared with cash used of $424 in the same prior-year period. The current year’s increase in customer deposits is largely due to a customer’s payment to procure inventory to support future customer manufacturing builds and shipments.

●	Cash used by inventory was $4,607 in the nine months ended September 30, 2026 as compared with cash provided of $2,823 in the prior-year period. The current-year increase in inventory primarily reflects purchases of materials needed to support the growing customer order backlog and anticipated production requirements in the fourth quarter of 2026. In contrast, inventory levels declined in the prior-year period due to lower customer demand and corresponding reductions in material purchases.

●	Cash provided by changes in accounts payable was $2,446 in the current-year period as compared with cash provided of $165 in the same prior-year period, primarily related to the timing of cash payments.

Investing Activities. Cash used in investing activities was $424 in the first nine months of 2026, compared with $13 in the same prior-year period, both due from the purchases of property and equipment, partially offset in the prior year period with proceeds from the sale of Blue Earth.

Financing Activities. Cash provided by financing activities was $3,129 in the first nine months of 2026 and $3,218 in the same prior-year period. The cash provided by financing activities in both periods resulted from the line of credit advances for working capital and operations as well as the term loan borrowing in the first nine months of 2026.

Liquidity and Capital Resources

We believe that our existing financing arrangements, anticipated cash flows from operations, and cash on hand will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the next year from the date of this filing with the Securities and Exchange Commission.

On March 20, 2026, the Company entered into a new Credit and Security Agreement with Associated Bank, National Association, which provides for a revolving credit facility of up to $15,000, subject to a borrowing base based on eligible accounts receivable and inventory in the United States of America (“U.S.”), and a $2,200 term loan (the “Associated Facility”). The Associated Facility includes a sublimit of $1,500 for letters of credit and is secured by substantially all of our assets in the U.S. The Associated Facility matures in March 2029. The Company is required to pay a 25-basis point fee per annum, paid monthly, on the unused portion of the revolving credit facility. The term loan requires monthly principal payments of $37 plus interest. Borrowings under the Associated Facility bear interest, at the Company’s option, at a defined base rate derived from the Bank’s prime rate, or at one-month or three-month Term Secured Overnight Financing Rate, referred to as SOFR, plus 2.00% in the case of revolving credit borrowings, and plus 2.25% in the case of the term loan. The revolving credit facility and term loan bear interest at a weighted-average interest rate of 7.4% and 7.3%, respectively, for the three months ended September 30, 2026. At September 30, 2026, there was $8,012 outstanding under the revolving credit facility and $2,952 of unused availability. At September 30, 2026, there was $1,099 of restricted cash that will be applied to the revolving credit facility as well as $1,078 of cash in the U.S. that can be applied against the revolving credit facility. Borrowings under the Associated Facility may be prepaid at any time without penalty. The Associated Facility does not contain prepayment premiums, make-whole provisions, or other features that would require separate accounting as embedded derivatives.

The Associated Facility contains customary affirmative and negative covenants that restrict or limit our ability to incur additional indebtedness, create liens, make investments, sell assets, pay dividends or engage in certain transactions without lender consent. This agreement also requires us to comply with financial covenants, including maintaining a Fixed Charge Coverage Ratio of 1.10 to 1.00, which measures the ratio of EBITDA, as defined to exclude certain other non-cash items, and less unfunded capital expenditures, to fixed charges such as interest as well as debt and finance lease principal payments. The Company was in compliance with all covenants under the Associated Facility as of September 30, 2026.

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

We are negotiating the renewal of our leases for our facility in Suzhou, China. The facility is currently occupied under three separate leases covering different floors of the same building, one of which expired in October 2026. We are consolidating these leases into a single lease, which we expect to execute during the fourth quarter of 2026.

On November 6, 2026, the Company entered into a purchase commitment of approximately $1,440 for equipment for one of the Company’s Minnesota facilities. The equipment is intended to increase production capacity, improve manufacturing efficiency, and support anticipated customer demand. In connection with the purchase, the Company plans to finance this purchase with financing from a bank or leasing company in early 2027. The Company expects the equipment to be installed and placed into service in early to mid-2027.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Forward-Looking Statements

Those statements in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

♦	Volatility in the marketplace which may affect market supply, demand of our products or currency exchange rates;
♦	Whether our existing financing arrangements, anticipated cash flows from operations and cash on hand will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for the next twelve months;
♦	Supply chain disruption and unreliability;
♦	Lack of supply of sufficient human resources to produce our products;
♦	Increased competition from within the EMS industry or the decision of OEMs to cease or limit outsourcing;
♦	Changes in the reliability and efficiency of our operating facilities or those of third parties;
♦	Our ability to renew, extend or replace leases for our operating facilities, including our facility in Suzhou, China, on acceptable terms and timelines;
♦	Increases in certain raw material costs such as copper and oil;
♦	Commodity and energy cost instability;
♦	Risks related to FDA noncompliance;
♦	The loss of a major customer;
♦	General economic, financial and business conditions that could affect our financial condition and results of operations;
♦	Increased or unanticipated costs related to compliance with securities and environmental regulation;
♦	Disruption of global or local information management systems due to natural disaster or cyber-security incident; and
♦	Outbreaks of epidemic, pandemic, or contagious diseases that affect our operations, our customers’ operations or our suppliers’ operations.

The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Systems Incorporated and Subsidiaries

Date: November 12, 2026	by	/s/ Jay D. Miller
Jay D. Miller
Chief Executive Officer and President
Nortech Systems Incorporated

Date: November 12, 2026	by	/s/ Andrew D. C. LaFrence
Andrew D. C. LaFrence
Chief Financial Officer and Senior Vice President of Finance
Nortech Systems Incorporated

